Form 10-Q
period 1997-03-31
CERUS CORP
filed 1997-05-12
CIK 1020214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21937

                                CERUS CORPORATION
             (Exact name of registrant as specified in its charter)

                       DELAWARE                            68-0262011
            (State or other jurisdiction of             (I.R.S. Employer
            Incorporation or organization)           Identification Number)

                          2525 STANWELL DR., SUITE 300
                           CONCORD, CALIFORNIA 94520
          (Address of principal executive offices, including zip code)

                                 (510) 603-9071
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             -----  -----
         As of April 30, 1997 there were 8,885,533 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                              PAGE NO.
--------------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                  Condensed Balance Sheets -
                      March 31, 1997 and December 31, 1996                       3

                  Condensed Statements of Operations -
                      Three months ended March 31, 1997 and 1996                 4

                  Condensed Statements of Cash Flows -
                      Three months ended March 31, 1997 and 1996                 5

                  Notes to Condensed Financial Statements                        6


Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  8

--------------------------------------------------------------------------------------

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                 12

Item 2.       Changes in Securities                                             12

Item 3.       Defaults upon Senior Securities                                   12

Item 4.       Submission of Matters to a Vote of Security Holders               12

Item 5.       Other Information                                                 13

Item 6.       Exhibits and Reports on Form 8-K                                  13

--------------------------------------------------------------------------------------

SIGNATURES                                                                      14

--------------------------------------------------------------------------------------

PART I:           FINANCIAL INFORMATION
ITEM I:           FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in Thousands)



                                                                      March 31,      December 31,
                                                                        1997            1996
                                                                      ---------      ------------
     Assets
     Current assets:
           Cash and cash equivalents                                  $28,981        $ 6,002
           Accounts receivable from related party                         996            326
           Other current assets                                           410            206
                                                                      -------        -------
     Total current assets                                              30,387          6,534
     Furniture and equipment, net of depreciation                       1,359          1,184
     Deferred financing costs                                              --            969
     Other assets                                                         120            125
                                                                      -------        -------
     Total assets                                                     $31,866        $ 8,812
                                                                      =======        =======

     Liabilities and stockholders' equity
     Current liabilities:
           Accounts payable and accrued expenses                      $ 3,100        $ 2,805
           Deferred revenue                                               982            982
           Current portion of capital lease obligations                    66             94
                                                                      -------        -------
     Total current liabilities                                          4,148          3,881
     Capital lease obligations, less current portion                       81             92
     Total stockholders' equity                                        27,637          4,839
                                                                      -------        -------
     Total liabilities and stockholders' equity                       $31,866        $ 8,812
                                                                      =======        =======



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in Thousands, Except Per Share Data)



                                                                 Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                1997            1996
                                                               -------         -------
     Revenue:
           Licenses, milestones and development funding
               from a related party                            $   875         $ 1,194
           Government grants                                       157             407
                                                               -------         -------
     Total revenue                                               1,032           1,601

     Operating expenses:
           Research and development                              4,588           2,779
           General and administrative                              750             480
                                                               -------         -------
     Total operating expenses                                    5,338           3,259
                                                               -------         -------
     Loss from operations                                       (4,306)         (1,658)
     Interest income, net                                          245             120
                                                               -------         -------
     Net loss                                                  $(4,061)        $(1,538)
                                                               =======         =======
     Net loss per share                                        $( 0.57)        $( 0.56)
                                                               =======         =======
     Shares used in computing net loss per share                 7,163           2,729
                                                               =======         =======




                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                   1997             1996
                                                                 --------         --------
Net loss                                                         $( 4,061)        $( 1,538)
Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                   134              125
      Amortization of deferred compensation                            65               19
      Changes in operating assets and liabilities:
           Accounts receivable from related party                    (670)              --
           Other current assets                                      (204)            (264)
           Other assets                                                 5               13
           Accounts payable and accrued expenses                      295              855
           Deferred revenue                                            --             (390)
                                                                 --------         --------
Net cash used in operating activities                              (4,436)          (1,180)

Investing activities:
Purchases of furniture and equipment                                 (309)              (6)
                                                                 --------         --------
Net cash used in investing activities                                (309)              (6)

Financing activities:
Net proceeds from sale of preferred stock                              --              (86)
Proceeds from issuance of common stock                             26,792               --
Deferred financing costs                                              969               --
Payments on notes receivable from shareholders                          2               --
Payments on capital lease obligations                                 (39)             (35)
                                                                 --------         --------
Net cash provided by (used in) financing activities                27,724             (121)
                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents               22,979           (1,307)
Cash and cash equivalents, beginning of period                      6,002            9,659
                                                                 --------         --------
Cash and cash equivalents, end of period                         $ 28,981         $  8,352
                                                                 ========         ========

Supplemental disclosure of non cash financing activities:
Deferred compensation related to stock option grants             $     --         $     43
                                                                 ========         ========



                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Prospectus dated January 30, 1997.


NOTE 2 - STOCKHOLDERS' EQUITY

In January 1997, the Company effected a 1.47-for-one stock split of its outstanding shares of Common Stock.

In February 1997, the Company received net proceeds (after deduction of offering costs) of $21.1 million from its initial public offering of 2,000,000 shares of Common Stock . In conjunction with the initial public offering, the Company sold an additional 496,878 shares of its Common Stock to Baxter Healthcare Corporation for an aggregate purchase price of approximately $5.5 million. Additionally, at the time of the initial public offering, warrants to purchase 47,605 shares of Common Stock were exercised. The aggregate exercise price paid to the Company was approximately $183,000.


NOTE 3 - LOSS PER SHARE INFORMATION

Net Loss Per Share

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, giving retroactive effect to the January 1997 1.47-for-one stock split for the three month period ended March 31, 1996. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible Preferred Stock (using the if-converted method), Common Stock options and warrants, when their effect is dilutive. In addition, pursuant to SEC Staff Accounting Bulletins and Staff policy, such computations include the effect of all dilutive and antidilutive common and common equivalent shares issued at prices below the Company's January 30, 1997 initial public offering price during the 12 months prior to the offering as if they were outstanding through January 30, 1997, determined using the treasury stock method and the per share initial public offering price.

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

Net loss per share and shares used in computing net loss per share calculated on the above basis are as follows (shares in thousands):

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1997           1996
                                                           ------         ------
Net loss per share                                         $(0.57)        $(0.56)
                                                           ======         ======

Weighted average shares of common stock outstanding         6,726          1,418
Shares related to Staff Accounting Bulletins                  437          1,311
                                                           ------         ------
Shares used in net loss per share calculation               7,163          2,729
                                                           ======         ======

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a material change in the net loss per share for the quarters ended March 31, 1997 and March 31, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded common equivalent shares, as their effect was antidilutive.


Pro Forma Net Loss Per Share

Pro forma net loss per share for the three month period ended March 31, 1996 has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible Preferred Stock that automatically converted upon the closing of the Company's initial public offering (using the if-converted method). Pro forma per share information calculated on the above basis is as follows (shares in thousands):

                                                             Three Months Ended
                                                                March 31, 1996
                                                             ------------------
Pro forma net loss per share                                       $(0.23)
                                                                   ======

Shares used in computing net loss per share                         2,729
Adjustment to reflect the effect of the
     assumed conversion of convertible
     preferred stock from the date of issuance                      3,852
                                                                   ------
Shares used in computing pro forma net loss
      per share                                                     6,581
                                                                   ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein and the Company's 1996 audited financial statements and notes thereto included in the Company's prospectus dated January 30, 1997 ("Prospectus").

Except for historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed here as a result of certain factors, including those set forth below and under the caption "Risk Factors" and elsewhere in the Prospectus.


OVERVIEW

Cerus Corporation is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens in blood components used for transfusion (platelets, fresh frozen plasma ("FFP") and red blood cells) and inhibiting the leukocyte (white blood cell) activity that is responsible for certain adverse immune and other transfusion-related reactions. The Company's platelet pathogen inactivation system is presently in Phase 2 clinical trials. During the first quarter of 1997, the Company commenced Phase 1 clinical trials of its FFP pathogen inactivation system. The red blood cell pathogen inactivation system is presently in preclinical development.

In December 1993, Cerus entered into a development and commercialization agreement with Baxter Healthcare Corporation ("Baxter") to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement provides for Baxter to share costs associated with research and development, preclinical studies and clinical trials for the system. The agreement also provides for a sharing of revenue from sales of inactivation system disposables, after each party is reimbursed for its cost of goods above a specified level. Under this agreement, Baxter made a $1.0 million equity investment in the Company and has paid $11.7 million in up-front license fees and milestone and development payments. The company recognizes the license fees as revenue when related milestones are achieved. At March 31, 1997, approximately $1.0 million in license fees remains to be recognized as revenue subject to achievement of a milestone. In January 1997, the Company and Baxter amended the agreement to provide that the Company would receive an additional 2.2% of the shared revenue from the sale of the platelet pathogen inactivation system disposables in return for payment by the Company to Baxter of $5.5 million in 1997 in four equal quarterly installments for development costs. The current quarter's results include the first of these quarterly contractual payments of approximately $1.4 million.

In January and July 1995, Cerus received approximately $2.6 million from Baxter in connection with interim funding agreements related to the development of pathogen inactivation systems for FFP and red blood cells. In April 1996, Cerus entered into a second development and commercialization agreement with Baxter, principally focused on the FFP and red blood cell pathogen inactivation systems. Under this agreement, the Company and Baxter are to share gross profits from sales of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administration expenses. Under this agreement, Baxter made an aggregate equity investment of $6.0 million in Cerus in April and July 1996. In addition, this agreement provides for Baxter to make three additional investments of $5 million each in the Common Stock of the Company, at 120% of the market price at the time of each investment, subject to the achievement of certain milestones.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. The Company has been unprofitable since inception and, as of March 31, 1997, had an accumulated deficit of approximately $24.3 million. All of the Company's planned pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least through 1998. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. The Company anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Under the current agreements with Baxter, all research, development, preclinical and clinical costs of the pathogen inactivation projects are shared equally by Cerus and Baxter. Because more of such research and development is typically performed internally at Cerus than at Baxter and because Cerus is generally responsible for engaging third parties to perform certain aspects of these projects, the Company's research and development expenses have exceeded Baxter's expenses. As a result, the Company has recognized revenue from Baxter, giving rise to a receivable due from Baxter and corresponding periodic balancing payments to the Company. The next such balancing payment is scheduled to be received by the Company from Baxter during the first quarter of 1998 for amounts owed by Baxter to Cerus at December 31, 1997. Through March 31, 1997, the Company had recognized approximately $13.9 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $2.6 million under United States government grants.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three-month period ended March 31, 1997 to the three-month period ended March 31, 1996. The operating results for these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the financial statements and notes, as well as the other information presented herein.

Revenue. Revenue earned under agreements with Baxter decreased 25% to approximately $900,000 for the quarter ended March 31, 1997 from approximately $1.2 million for the same quarter in 1996, principally due to the fact that the Company's costs associated with the platelet pathogen inactivation system decreased in the first quarter of 1997 from the same period in 1996 (see Research and Development Expenses below) while Baxter's costs increased, as disposable and instrument development activities increased. These two factors resulted in a decrease in the amount by which the Company's costs exceeded Baxter's costs. Because Cerus and Baxter share costs equally, the effect of this cost differential was to reduce the amount owed to Cerus by Baxter for the period by approximately $250,000.

Government grant revenue decreased 62% to approximately $150,000 for the quarter ended March 31, 1997 from approximately $400,000 for the same quarter in 1996, primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at the Company and is not necessarily indicative of future grant revenue.

Revenue under the agreements with Baxter were 85% of total revenue for the quarter ended March 31, 1997, compared with 75% for the quarter ended March 31, 1996.

Research and Development Expenses. Research and development expenses increased 64% to approximately $4.6 million for the quarter ended March 31, 1997 from approximately $2.8 million for the quarter ended March 31, 1996. This increase is attributable to the following factors:

         Payment to Baxter. As described above, the 1993 platelet agreement was amended to provide for payment by Cerus to Baxter of $5.5 million for development costs in return for an additional 2.2% share of platelet pathogen inactivation system adjusted product revenue. The first of four quarterly payments of $1.4 million was made in the first quarter of 1997 and accounts for approximately $1.4 million of the increase.

         Platelet Pathogen Inactivation System. Research and development expenses in the platelet program decreased by approximately $300,000 in the first quarter of 1997 compared to the same quarter of 1996. The decrease is due principally to reduced toxicology and compound formulation / manufacturing costs in the current year and, to a lesser extent, lower payroll and other personnel expenses. These reductions were partially offset by increases in clinical trial costs in the first quarter of 1997 as compared to the same quarter of 1996.

         FFP and Red Blood Cell Pathogen Inactivation Systems. Research and development expenses in the two programs increased by approximately $800,000, primarily due to increased payroll and other personnel costs as well as the commencement of toxicology studies and compound formulation / manufacturing activities in the red blood cell program contracted by Cerus with outside parties.

The Company anticipates that research and development expenses will continue to increase in the future as it expands its pathogen inactivation system development efforts and related clinical trials.

General and Administrative Expenses. General and administrative expenses increased 50% to approximately $750,000 for the quarter ended March 31, 1997 from approximately $500,000 for the quarter ended March 31, 1996. The increase is primarily attributable to increased personnel levels associated with expansion of the Company's operations and to increased professional fees and other costs associated with being a publicly-held company. The Company anticipates that general and administrative expenses will continue to increase in the future as additional personnel are added to support its business operations.

Interest Income, Net. Interest income increased 150% to approximately $250,000 for the quarter ended March 31, 1997 from approximately $100,000 for the quarter ended March 31, 1996. The increase is due to increased average cash balances related to proceeds from the Company's initial public offering and a private placement to Baxter. Interest expense remained relatively unchanged from the first quarter of 1996 to the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock, generating net proceeds (after deduction of offering costs) of approximately $21.1 million. Concurrent with this offering, the Company sold directly to Baxter an additional 496,878 shares of its Common Stock for an aggregate purchase price of approximately $5.5 million. In addition to these two financings, the Company's sources of capital to date have consisted of private placements of preferred and common equity securities, project funding by Baxter, United States government grants and interest income. To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At March 31, 1997, the Company had cash and cash equivalents of approximately $29.0 million.

Net cash used in operating activities was approximately $4.4 million for the quarter ended March 31, 1997 compared to $1.2 million for the first quarter of 1996, resulting primarily from net losses. Net cash used in investing activities in the first quarter of 1997 of approximately $300,000 resulted from purchases of laboratory and computer equipment.

The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of the platelet program and the related clinical trials; progress of the FFP and red blood cell programs; achievement of milestones leading to a milestone payment and equity investments by Baxter; regulatory approval and successful commercialization of the Company's pathogen inactivation systems; costs related to creating, maintaining and defending the Company's intellectual property position; and competitive developments. The Company believes that its available cash balances, together with anticipated cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements through 1999. There can be no assurance that the Company will be able to meet its capital requirements for this or any other period. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings or through additional collaborative arrangements or government grants. Future capital funding transactions may result in dilution to investors in the Company. There can be no assurance that such capital will be available on favorable terms, if at all.

ADDITIONAL RISKS

The Company's business is subject to significant additional risks, including, but not limited to, the risks inherent in its research and development efforts, including clinical trials; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties; and dependence on Baxter and other third parties.

In addition, the market price of the Company's Common Stock, like that of the common stock of many other companies in similar industries, is likely to be highly volatile. Factors such as the announcements of scientific achievements or new products by the Company or its competitors; governmental regulation; health care legislation; developments in patent or other proprietary rights of the Company or its competitors, including litigation; fluctuations in the Company's operating results; and market conditions for health care stocks in general could have a significant impact on the future price of the Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. There can be no assurance that fluctuations in the price and volume of the Company's Common Stock will not occur in the future.

The Company's pathogen inactivation systems are in the research and development stage and will require additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company currently does not expect to file a product approval application with the United States Food and Drug Administration ("FDA") or corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products prior to 1998. No assurance can be given that any of the Company's development programs will be successfully completed; that any further Investigational New Drug ("IND") or Investigational Device Exemption ("IDE") application will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

                  On February 5, 1997, as a result of the Company's initial public offering, all outstanding shares of the Company's Preferred Stock were converted into 4,412,243 shares of Common Stock without payment of additional consideration. Also on such date, the Company sold 496,878 shares of unregistered Common Stock to Baxter Healthcare Corporation ("Baxter") for an aggregate purchase price of $5.5 million, issued 45,224 shares of unregistered Common Stock upon exercise of warrants for an aggregate exercise price of approximately $183,000, and issued 2,381 unregistered shares of Common Stock upon the net exercise of warrants. The Common Stock issued upon conversion of the Preferred Stock and upon the net exercise of the warrants was exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) thereof, as securities exchanged by an issuer with existing securityholders. The sale of Common Stock to Baxter and the cash exercise of warrants were exempt from registration under the Act pursuant to
Section 4(2) thereof, as transactions not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following matters, submitted to a vote of the Company's security holders by written consent effective January 13, 1997, were approved by the number of shares indicated below:

         Class of Securities            Consent Given          No Consent Given
         -------------------            --------------         ----------------
         Common Stock                      1,702,468                 226,339
         Preferred Stock                   3,510,566                 901,677


         1. Amendment of the Company's Amended and Restated Articles of Incorporation effecting a 1.47-for-one split of the Company's outstanding Common Stock, increasing the authorized number of shares of Common Stock to 10,000,000 and amending a provision relating to fractional shares.

         2. Approval of the reincorporation of the Company from California to Delaware, the merger of the Company into Cerus Delaware Corporation, the related Agreement of Plan of Merger and the Certificate of Incorporation and By-laws of the new Delaware corporation.

         3. Amendment and restatement of the Certificate of Incorporation effective after the closing of the Company's initial public offering to delete the provisions therein relating to Series A, Series B, Series C, Series D and Series E Preferred Stock (which automatically converted into Common Stock upon the initial public offering) and to authorize 5,000,000 shares of undesignated Preferred Stock and 50,000,000 shares of Common Stock.

         4. Approval of the Company's 1996 Equity Incentive Plan, under which 1,470,000 shares of Common Stock (giving effect to a 1.47-for-one stock split) are reserved for issuance.

         5. Approval of the Company's Employee Stock Purchase Plan, under which 220,500 shares of Common Stock (giving effect to a 1.47-for-one stock split) are reserved for issuance.

         6. Approval of the form of Indemnity Agreement to be entered into with each of the Company's directors and executive officers.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

         ITEM          DESCRIPTION
         ----          -----------
         10.1(1)  Amendment dated as of January 3, 1997, to the Development,
                  Manufacturing and Marketing Agreement, dated December 10,
                  1993, between the Company and Baxter Healthcare Corporation.

         10.2(1) Memorandum of Agreement, dated as of January 3, 1997, between the Company and Baxter Healthcare Corporation.

         27.1     Financial Data Schedule

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-11341) filed with the Commission on January 21, 1997.



(b)      Reports on Form 8-K

         A Form 8-K, dated February 13, 1997, reported that the Company filed a Prospectus Supplement to the Prospectus dated January 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CERUS CORPORATION



Date: May 12, 1997                           /s/ David S. Clayton
                                             ----------------------------------
                                             David S. Clayton
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                CERUS CORPORATION

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
  No.                       Description                                  Page
-------                     -----------                             ------------
27.1              Financial Data Schedule