Form 10-Q
period 1997-06-30
CERUS CORP
filed 1997-08-14
CIK 1020214

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO _

         As of July 31, 1997 there were 8,885,533 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                                                      PAGE NO.
--------------------------------------------------------------------------------------------------------------
PART I           FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                 Condensed Balance Sheets -
                      June 30, 1997 and December 31, 1996                                                3

                 Condensed Statements of Operations -
                      Three and six months ended June 30, 1997 and 1996                                  4

                 Condensed Statements of Cash Flows -
                      Six months ended June 30, 1997 and 1996                                            5

                 Notes to Condensed Financial Statements                                                 6


Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                          8

--------------------------------------------------------------------------------------------------------------

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         13

Item 2.       Changes in Securities                                                                     13

Item 3.       Defaults upon Senior Securities                                                           13

Item 4.       Submission of Matters to a Vote of Security Holders                                       13

Item 5.       Other Information                                                                         13

Item 6.       Exhibits and Reports on Form 8-K                                                          13

--------------------------------------------------------------------------------------------------------------

SIGNATURES                                                                                              14

--------------------------------------------------------------------------------------------------------------

PART I:           FINANCIAL INFORMATION
ITEM I:           FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in Thousands)



                                                                   June 30,      December 31,
                                                                     1997            1996
                                                                   -------          -------
Assets
Current assets:
      Cash and cash equivalents                                    $24,212          $ 6,002
      Accounts receivable from related party                         1,967              326
      Other current assets                                             331              206
                                                                   -------          -------

Total current assets                                                26,510            6,534
Furniture and equipment, net of depreciation                         1,225            1,184
Deferred financing costs                                              --                969
Other assets                                                           116              125
                                                                   -------          -------

Total assets                                                       $27,851          $ 8,812
                                                                   =======          =======


Liabilities and stockholders' equity Current liabilities:
      Accounts payable and accrued expenses                        $ 3,305          $ 2,805
      Deferred revenue                                                 982              982
      Current portion of capital lease obligations                      54               94
                                                                   -------          -------
Total current liabilities                                            4,341            3,881

Capital lease obligations, less current portion                         69               92


Total stockholders' equity                                          23,441            4,839
                                                                   -------          -------

Total liabilities and stockholders' equity                         $27,851          $ 8,812
                                                                   =======          =======







                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in Thousands, Except Per Share Data)



                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,
                                                                 --------                             --------
                                                         1997               1996              1997               1996
                                                      --------           --------           --------           --------
Revenue:
      Licenses, milestones and development
                funding from a related party          $    971           $    911           $  1,846           $  2,105
      Government grants                                    152                 94                309                501
                                                      --------           --------           --------           --------

Total revenue                                            1,123              1,005              2,155              2,606

Operating expenses:
      Research and development                           4,923              3,203              9,511              5,982
      General and administrative                           814                529              1,564              1,009
                                                      --------           --------           --------           --------

Total operating expenses                                 5,737              3,732             11,075              6,991
                                                      --------           --------           --------           --------

Loss from operations                                    (4,614)            (2,727)            (8,920)            (4,385)

Interest income, net                                       371                108                616                228
                                                      --------           --------           --------           --------

Net loss                                              ($ 4,243)          ($ 2,619)          ($ 8,304)          ($ 4,157)
                                                      ========           ========           ========           ========


Net loss per share                                    ($  0.48)          ($  0.96)          ($  1.03)          ($  1.52)
                                                      ========           ========           ========           ========

Shares used in computing net loss per share              8,886              2,729              8,034              2,729
                                                      ========           ========           ========           ========






                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)


                                                                        Six Months Ended
                                                                             June 30,
                                                                             --------
                                                                     1997                1996
                                                                   --------           --------
Net loss                                                           ($ 8,304)          ($ 4,157)
Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                     281                236
      Amortization of deferred compensation                             100                 86
      Changes in operating assets and liabilities:
           Accounts receivable from related party                    (1,641)              (383)
           Other current assets                                        (125)                45
           Other assets                                                   9                 19
           Accounts payable and accrued expenses                        500              1,125
           Deferred revenue                                            --                 (919)
                                                                   --------           --------

Net cash used in operating activities                                (9,180)            (3,948)

Investing activities:
Purchases of furniture and equipment                                   (322)               (21)
                                                                   --------           --------

Net cash used in investing activities                                  (322)               (21)

Financing activities:
Net proceeds from sale of preferred stock                              --                2,907
Proceeds from issuance of common stock                               26,791                251
Deferred financing costs                                                969               --
Payments on notes receivable from shareholders                           15                  1
Payments on capital lease obligations                                   (63)               (88)
                                                                   --------           --------

Net cash provided by financing activities                            27,712              3,071
                                                                   --------           --------

Net increase (decrease) in cash and cash equivalents                 18,210               (898)
Cash and cash equivalents, beginning of period                        6,002              9,659
                                                                   --------           --------

Cash and cash equivalents, end of period                           $ 24,212           $  8,761
                                                                   ========           ========


Supplemental disclosure of non cash financing activities:
Deferred compensation related to stock option grants               $   --             $    530
                                                                   ========           ========




                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Prospectus dated January 30, 1997.


NOTE 2 - STOCKHOLDERS' EQUITY

In January 1997, the Company effected a 1.47-for-one stock split of its outstanding shares of Common Stock.

In February 1997, the Company received net proceeds (after deduction of offering costs) of $21.1 million from its initial public offering of 2,000,000 shares of Common Stock. In conjunction with the initial public offering, the Company sold an additional 496,878 shares of its Common Stock to Baxter Healthcare Corporation for an aggregate purchase price of approximately $5.5 million. Additionally, at the time of the initial public offering, warrants to purchase 47,605 shares of Common Stock were exercised. The aggregate exercise price paid to the Company was approximately $183,000.


NOTE 3 - LOSS PER SHARE INFORMATION

Net Loss Per Share

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, giving retroactive effect to the January 1997 1.47-for-one stock split for the three and six month periods ended June 30, 1996. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible Preferred Stock (using the if-converted method), Common Stock options and warrants, when their effect is dilutive. In addition, pursuant to SEC Staff Accounting Bulletins and Staff policy, such computations include the effect of all dilutive and antidilutive common and common equivalent shares issued at prices below the Company's January 30, 1997 initial public offering price during the 12 months prior to the offering as if they were outstanding through January 30, 1997, determined using the treasury stock method and the per share initial public offering price.

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

Net loss per share and shares used in computing net loss per share calculated on the above basis are as follows (shares in thousands):


                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                         June 30,
                                                       ------           ------           ------           ------
                                                        1997             1996             1997             1996
                                                       ------           ------           ------           ------
Net loss per share                                     ($0.48)          ($0.96)          ($1.03)          ($1.52)
                                                       ======           ======           ======           ======

Weighted average shares of common
          stock outstanding                             8,886            1,418            7,816            1,418
Shares related to Staff Accounting Bulletins             --              1,311              218            1,311
                                                       ------           ------           ------           ------

Shares used in net loss per share calculation           8,886            2,729            8,034            2,729
                                                       ======           ======           ======           ======


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a material change in the net loss per share for the three and six month periods ended June 30, 1997 and June 30, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded common equivalent shares, as their effect was antidilutive.


Pro Forma Net Loss Per Share

Pro forma net loss per share for the three month period ended June 30, 1996 has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible Preferred Stock that automatically converted upon the closing of the Company's initial public offering (using the if-converted method). Pro forma per share information calculated on the above basis is as follows (shares in thousands):

                                                             Three Months Ended     Six Months Ended
                                                                 June 30, 1996        June 30, 1996
                                                                    ------                ------
Pro forma net loss per share                                        ($0.40)               ($0.63)
                                                                    ======                ======

Shares used in computing net loss per share                          2,729                 2,729

Adjustment to reflect the effect of the assumed
          conversion of convertible preferred
          stock from the date of issuance                            3,852                 3,852
                                                                    ------                ------

Shares used in computing pro forma net loss per share                6,581                 6,581
                                                                    ======                ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein and the Company's 1996 audited financial statements and notes thereto included in the Company's prospectus dated January 30, 1997 ("Prospectus").

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed here as a result of certain factors, including those set forth below and in the Prospectus.


OVERVIEW

Cerus Corporation is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens in blood components used for transfusion (platelets, fresh frozen plasma ("FFP") and red blood cells) and inhibiting the leukocyte (white blood cell) activity that is responsible for certain adverse immune and other transfusion-related reactions. The Company's platelet pathogen inactivation system is presently in Phase 2 clinical trials and its FFP pathogen inactivation system is in Phase 1 clinical trials. The Company's red blood cell pathogen inactivation system is presently in preclinical development.

In December 1993, Cerus entered into a development and commercialization agreement with Baxter Healthcare Corporation ("Baxter") to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement provides for Baxter to share costs associated with research and development, preclinical studies and clinical trials for the system. The agreement also provides for a sharing of revenue from sales of inactivation system disposables, after each party is reimbursed for its cost of goods above a specified level. Under this agreement, the Company received a $1.0 million equity investment from Baxter and has recognized approximately $11.0 million in revenue for license fees, milestone payments and development funding from Baxter. The Company recognizes the license fees as revenue when related milestones are achieved. At June 30, 1997, approximately $980,000 in license fees remained to be recognized as revenue subject to achievement of a milestone. In January 1997, the Company and Baxter amended the agreement to provide that the Company would receive an additional 2.2% of the adjusted product revenue from the sale of the platelet pathogen inactivation system disposables in return for payment by the Company to Baxter of $5.5 million in 1997 in four equal quarterly installments for development costs. The current quarter's results include the second of these quarterly contractual payments of approximately $1.4 million.

In January and July 1995, Cerus received approximately $2.6 million from Baxter in connection with interim funding agreements related to the development of pathogen inactivation systems for FFP and red blood cells. In April 1996, Cerus entered into a second development and commercialization agreement with Baxter, principally focused on the FFP and red blood cell pathogen inactivation systems. The agreement provides for Baxter to share costs associated with research and development, preclinical studies and clinical trials for the systems. The agreement also provides for the Company and Baxter to share gross profits from the sale of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administration expenses. Baxter's sharing of development costs is conditioned upon receipt by Baxter of regulatory approval to begin Phase 3 clinical trials of the platelet pathogen inactivation system in Europe or the United States. Baxter has filed regulatory applications to conduct the clinical trials at several sites in Europe, which are currently under review. If a regulatory approval is not received at any site by September 30, 1997, Baxter must reaffirm its commitment to either or both of the red cell and FFP programs in order to maintain its status as a development and marketing partner in the applicable program or programs. There can be no assurance that such an approval will be received. Under this agreement, the Company received $6.0 million in equity investments from Baxter and has recognized approximately $3.8 million in revenue for development funding from Baxter. In addition, this agreement provides for Baxter to make three additional investments of $5 million each in the

Common Stock of the Company, at 120% of the market price at the time of each investment, subject to the achievement of certain milestones.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. The Company has been unprofitable since inception and, as of June 30, 1997, had an accumulated deficit of approximately $28.5 million. All of the Company's planned pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until commercialization of its products under development. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. As a result, there can be no assurance that the Company will ever achieve a profitable level of operations.

To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. The Company anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Under the current agreements with Baxter, all research, development, preclinical and clinical costs of the pathogen inactivation projects are shared equally by Cerus and Baxter. Because more of such research and development is typically performed internally at Cerus than at Baxter and because Cerus is generally responsible for engaging third parties to perform certain aspects of these projects, the Company's research and development expenses have exceeded Baxter's expenses. As a result, the Company has recognized revenue from Baxter, giving rise to a receivable due from Baxter and corresponding periodic balancing payments to the Company. The next such balancing payment is scheduled to be received by the Company from Baxter during the first quarter of 1998 for amounts owed by Baxter to Cerus at December 31, 1997. Through June 30, 1997, the Company had recognized approximately $14.8 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $2.7 million under United States government grants.


RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and six month periods ended June 30, 1997 and June 30, 1996. The operating results for these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the financial statements and notes, as well as the other information presented herein.

Revenue. Under the development agreements with Baxter, Cerus shares development costs equally with Baxter. For this reason, periodic revenue recognized by Cerus from Baxter varies with the amount by which by Cerus' development costs exceed Baxter's development costs for the given period. Revenue earned under these agreements increased 7% to approximately $970,000 for the quarter ended June 30, 1997 from approximately $910,000 for the same quarter in 1996. This quarterly increase is the net effect of an increase in the Company's costs associated with the FFP and red blood cell pathogen inactivation systems, a decrease in the

Company's costs associated with the platelet pathogen inactivation system (see Research and Development Expenses below) and an increase in Baxter's costs for disposable and instrument development. Revenue decreased 12% to approximately $1.8 million for the six month period ended June 30, 1997 from approximately $2.1 million for the same period in 1996, primarily due to a decrease in the Company's costs associated with the platelet pathogen inactivation system (see Research and Development Expenses below) and an increase in Baxter's costs for disposable and instrument development.

Government grant revenue increased 62% to approximately $150,000 for the quarter ended June 30, 1997 from approximately $90,000 for the same quarter in 1996 and decreased 38% for the six month period ended June 30, 1997 to approximately $310,000 from approximately $500,000 for the same period in 1996, primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at the Company and is not necessarily indicative of future grant revenue.

Revenue under the agreements with Baxter was 86% of total revenue for the quarter ended June 30, 1997, compared with 91% for the same quarter in 1996 and was 86% of total revenue for the six month period ended June 30, 1997, compared with 81% for the same period in 1996.

Research and Development Expenses. Research and development expenses increased 54% to approximately $4.9 million for the quarter ended June 30, 1997 from approximately $3.2 million for the same quarter in 1996. Research and development expenses increased 59% to approximately $9.5 million for the six month period ended June 30, 1997 from approximately $6.0 million for the same period in 1996. These increases are attributable to the following factors:

         Payment to Baxter. As described above, the 1993 platelet agreement was amended to provide for payment by Cerus to Baxter of $5.5 million for development costs in return for an additional 2.2% share of platelet pathogen inactivation system adjusted product revenue. The first two of four equal quarterly payments were made in the first two quarters of 1997 and account for approximately $1.4 million of the increase in research and development costs for the second quarter of 1997 over the same quarter in 1996 and approximately $2.8 million of the increase in research and development expenses for the six month period ended June 30, 1997 over the same period in 1996.

         Platelet Pathogen Inactivation System. Research and development expenses in the platelet program decreased by approximately $820,000 in the second quarter of 1997 compared to the same quarter of 1996. The decrease is due principally to reduced toxicology and compound formulation / manufacturing costs in the current year. Research and development expenses in the platelet program decreased by approximately $1.1 million in the six month period ended June 30, 1997 compared to the same period of 1996. The decrease is due principally to reduced toxicology and compound formulation / manufacturing costs, partially offset by increased clinical trial costs.

         FFP and Red Blood Cell Pathogen Inactivation Systems. Research and development expenses in the two programs increased by approximately $920,000 in the second quarter of 1997 compared to the same quarter of 1996. Research and development expenses in the two programs increased by approximately $1.7 million in the six month period ended June 30, 1997 compared to the same period of 1996. These increases are primarily due to increased payroll and other personnel costs as well as the commencement of toxicology studies and compound formulation / manufacturing activities in the red blood cell program contracted by Cerus with outside parties.

The Company anticipates that research and development expenses will continue to increase in the future as it expands its pathogen inactivation system development efforts and related clinical trials.

General and Administrative Expenses. General and administrative expenses increased 54% to approximately $810,000 for the quarter ended June 30, 1997 from approximately $530,000 for the same quarter in 1996 and increased 55% to approximately $1.6 million for the six month period ended June 30, 1997 from approximately $1.0 million for the same period in 1996. These increases are primarily attributable to increased personnel levels associated with expansion of the Company's operations and to increased professional fees and other costs associated with being a publicly-held company. The Company anticipates that general and administrative expenses will continue to increase in the future as additional personnel are added to support its operations.

Interest Income, Net. Interest income increased 231% to approximately $370,000 for the quarter ended June 30, 1997 from approximately $110,000 for the same quarter in 1996 and increased 164% to approximately $620,000 for the six month period ended June 30, 1997 from approximately $240,000 for the same period in 1996. These increases are due to increased average cash balances related to proceeds from the Company's initial public offering and the related private placement to Baxter (see Liquidity and Capital Resources below). Interest expense remained relatively unchanged from the second quarter and the six month period ended June 30, 1997 as compared to the same periods in 1996.


LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock, generating net proceeds (after deduction of offering costs) of approximately $21.1 million. Concurrent with this offering, the Company sold directly to Baxter an additional 496,878 shares of its Common Stock for an aggregate purchase price of approximately $5.5 million. In addition to these two financings, the Company's sources of capital to date have consisted of private placements of preferred and common equity securities, project funding by Baxter, United States government grants and interest income. To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At June 30, 1997, the Company had cash and cash equivalents of approximately $24.2 million.

Net cash used in operating activities was approximately $9.2 million for the six month period ended June 30, 1997 compared to $3.9 million for the same period in 1996, resulting primarily from net losses. Net cash used in investing activities in the six month period ended June 30, 1997 of approximately $320,000 resulted from purchases of laboratory and computer equipment.

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

In addition, the market price of the Company's Common Stock, like that of the common stock of many other companies in similar industries, is likely to be highly volatile. Factors such as the announcements of scientific achievements or new products by the Company or its competitors; governmental regulation; health care legislation; developments in patent or other proprietary rights of the Company or its competitors, including litigation; fluctuations in the Company's operating results; and market conditions for health care stocks in general could have significant impact on the future price of the Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. There can be no assurance that fluctuations in the price and volume of the Company's Common Stock will not occur in the future.

The Company's pathogen inactivation systems are in the research and development stage and will require additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company currently does not expect to file a product approval application with the United States Food and Drug Administration ("FDA") or corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products prior to 1998. No assurance can be given that any of the Company's development programs will be successfully completed; that any further Investigational New Drug ("IND") or Investigational Device Exemption ("IDE") applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

         27.1     Financial Data Schedule


 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CERUS CORPORATION



Date: August 13, 1997             /s/ Stephen T. Isaacs
                                  _____________________

                                  Stephen T. Isaacs
                                  Chief Executive Officer
                                  (Principal Financial and Accounting Officer)

                                CERUS CORPORATION

                                INDEX TO EXHIBITS




                                                                Sequentially
Exhibit                                                          Numbered
  No.             Description                                      Page
  ---             -----------                                      ----



27.1              Financial Data Schedule                           ---












--------------------------------------------------------------------------------