Form 10-Q
period 1997-09-30
CERUS CORP
filed 1997-11-13
CIK 1020214

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [x] NO [ ]

        As of October 31, 1997 there were 8,952,632 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                   PAGE NO.
----------------------------------------------------------------------------------------------
PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Condensed Balance Sheets -
                  September 30, 1997 and December 31, 1996                            3

               Condensed Statements of Operations -
                  Three and nine months ended September 30, 1997 and 1996             4

               Condensed Statements of Cash Flows -
                  Nine months ended September 30, 1997 and 1996  5

               Notes to Condensed Financial Statements                                6


Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                          9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                13


----------------------------------------------------------------------------------------------

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                         14

Item 2.    Changes in Securities and Use of Proceeds                                 14

Item 3.    Defaults upon Senior Securities                                           14

Item 4.    Submission of Matters to a Vote of Security Holders                       14

Item 5.    Other Information                                                         14

Item 6.    Exhibits and Reports on Form 8-K                                          14

----------------------------------------------------------------------------------------------
SIGNATURES                                                                           15
----------------------------------------------------------------------------------------------

PART I:        FINANCIAL INFORMATION
ITEM I:        FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in Thousands)


                                                    September 30, December 31,
                                                         1997        1996
                                                       -------      -------
Assets
Current assets:
     Cash and cash equivalents                         $20,116      $ 6,002
     Accounts receivable from related party              3,904          326
     Other current assets                                  291          206
                                                       -------      -------

Total current assets                                    24,311        6,534
Furniture and equipment, net of depreciation             1,118        1,184
Deferred financing costs                                  --            969
Other assets                                               117          125
                                                       -------      -------

Total assets                                           $25,546      $ 8,812
                                                       =======      =======


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                  $   451      $   391
     Accrued expenses                                    3,108        2,414
     Deferred revenue                                     --            982
     Current portion of capital lease obligations           66           94
                                                       -------      -------
Total current liabilities                                3,625        3,881

Capital lease obligations, less current portion             56           92


Total stockholders' equity                              21,865        4,839
                                                       -------      -------

Total liabilities and stockholders' equity             $25,546      $ 8,812
                                                       =======      =======



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in Thousands, Except Per Share Data)


                                                    Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                                   1997           1996           1997           1996
                                                 --------       --------       --------       --------
Revenue:
     Licenses, milestones and development
               funding from a related party      $  3,123       $    364       $  4,969       $  2,469
     Government grants                                144             97            453            598
                                                 --------       --------       --------       --------

Total revenue                                       3,267            461          5,422          3,067

Operating expenses:
     Research and development                       4,664          2,938         14,175          8,920
     General and administrative                       792            611          2,356          1,620
                                                 --------       --------       --------       --------

Total operating expenses                            5,456          3,549         16,531         10,540
                                                 --------       --------       --------       --------

Loss from operations                               (2,189)        (3,088)       (11,109)        (7,473)

Interest income, net                                  308            128            924            356
                                                 --------       --------       --------       --------

Net loss                                         $ (1,881)      $ (2,960)      $(10,185)      $ (7,117)
                                                 ========       ========       ========       ========


Net loss per share                               $  (0.21)      $  (1.08)      $  (1.22)      $  (2.61)
                                                 ========       ========       ========       ========

Shares used in computing net loss per share         8,916          2,729          8,328          2,729
                                                 ========       ========       ========       ========


                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1997            1996
                                                               --------       --------
Net loss                                                       $(10,185)      $ (7,117)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                  431            354
     Amortization of deferred compensation                          135            153
     Changes in operating assets and liabilities:
         Accounts receivable from related party                  (3,578)          --
         Other current assets                                       (85)           (31)
         Other assets                                                 8             28
         Accounts payable and accrued expenses                      754          1,546
         Deferred revenue                                          (982)          (862)
                                                               --------       --------

Net cash used in operating activities                           (13,502)        (5,929)

Investing activities:
Purchases of furniture and equipment                               (365)          (134)
                                                               --------       --------

Net cash used in investing activities                              (365)          (134)

Financing activities:
Net proceeds from sale of preferred stock                          --            5,904
Proceeds from issuance of common stock                           27,012            253
Deferred financing costs                                            969           (152)
Payments on notes receivable from shareholders                       64              4
Payments on capital lease obligations                               (64)          (129)
                                                               --------       --------

Net cash provided by financing activities                        27,981          5,880
                                                               --------       --------

Net increase (decrease) in cash and cash equivalents             14,114           (183)
Cash and cash equivalents, beginning of period                    6,002          9,659
                                                               --------       --------

Cash and cash equivalents, end of period                       $ 20,116       $  9,476
                                                               ========       ========


Supplemental disclosure of non cash financing activities:
Deferred compensation related to stock option grants           $   --         $    530
                                                               ========       ========

Capital Lease Obligations Incurred                             $   --         $    227
                                                               ========       ========


                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

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


NOTE 3 - LOSS PER SHARE INFORMATION

Net Loss Per Share

Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, giving retroactive effect to the January 1997 1.47-for-one stock split for the three and nine month periods ended September 30, 1996. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible Preferred Stock (using the if-converted method), Common Stock options and warrants, when their effect is dilutive. In addition, pursuant to SEC Staff Accounting Bulletins and Staff policy, such computations include the effect of all dilutive and antidilutive common and common equivalent shares issued at prices below the Company's January 30, 1997 initial public offering price during the 12 months prior to the offering as if they were outstanding through January 30, 1997, determined using the treasury stock method and the per share initial public offering price.

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Continued)

Net loss per share and shares used in computing net loss per share calculated on the above basis are as follows (shares in thousands):

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                    1997         1996         1997         1996
                                                   ------       ------       ------       ------
Net loss per share                                 $(0.21)      $(1.08)      $(1.22)      $(2.61)
                                                   ======       ======       ======       ======

Weighted average shares of common
          stock outstanding                         8,916        1,418        8,328        1,418
Shares related to Staff Accounting Bulletins         --          1,311         --          1,311
                                                   ------       ------       ------       ------

Shares used in net loss per share calculation       8,916        2,729        8,328        2,729
                                                   ======       ======       ======       ======

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a material change in the net loss per share for the three and nine month periods ended September 30, 1997 and September 30, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded common equivalent shares, as their effect was antidilutive.


Pro Forma Net Loss Per Share

Pro forma net loss per share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period (as described above), giving retroactive effect to the January 1997 1.47-for-one stock split for the three and nine month periods ended September 30, 1996 and also giving effect, even if antidilutive, to common equivalent shares from convertible Preferred Stock that automatically converted upon the closing of the Company's initial public offering (using the if-converted method). Pro forma per share information calculated on the this basis is as follows (shares in thousands):

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Continued)


                                                    Three Months Ended    Nine Months Ended
                                                    September 30, 1996    September 30, 1996
                                                    ------------------    ------------------
Pro forma net loss per share                               $(0.45)              $(1.08)
                                                           ======               ======

Shares used in computing net loss per share                 2,729                2,729

Adjustment to reflect the effect of the assumed
          conversion of convertible preferred
          stock from the date of issuance                   3,852                3,852
                                                           ------               ------

Shares used in computing pro forma net loss per share       6,581                6,581
                                                           ======               ======


NOTE 4 - SUBSEQUENT EVENTS

Equity Investment from Baxter

An April 1996 agreement between Baxter and Cerus provides for Baxter to make three investments of $5.0 million each in the Common Stock of the Company, at 120% of the market price at the time of each investment, subject to the achievement of certain milestones. In September 1997, Cerus achieved the first of these milestones and, on October 31,1997, Baxter purchased 217,202 shares of Common Stock for an aggregate purchase price of approximately $5.0 million.

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

In December 1993, Cerus entered into a development and commercialization agreement with Baxter Healthcare Corporation ("Baxter") to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement provides for Baxter to share costs associated with research and development, preclinical studies and clinical trials for the system. The agreement also provides for a sharing of revenue from sales of inactivation system disposables, after each party is reimbursed for its cost of goods above a specified level. Under this agreement, the Company received a $1.0 million equity investment from Baxter and has recognized approximately $13.2 million in revenue for license fees, milestone payments and development funding from Baxter. At September 30, 1997, the Company had recognized all license fees and milestone payments under this agreement. In January 1997, the Company and Baxter amended the agreement to provide that the Company would receive an additional 2.2% of the adjusted product revenue from the sale of the platelet pathogen inactivation system disposables in return for payment by the Company to Baxter of $5.5 million in 1997 in four equal quarterly installments for development costs. The current quarter's results include the third of these quarterly contractual payments of approximately $1.4 million.

In January and July 1995, Cerus received approximately $2.6 million from Baxter in connection with interim funding agreements related to the development of pathogen inactivation systems for FFP and red blood cells. In April 1996, Cerus entered into a second development and commercialization agreement with Baxter, principally focused on the FFP and red blood cell pathogen inactivation systems. The agreement currently provides for Baxter to share costs associated with research and development, preclinical studies and clinical trials for the systems. The agreement also provides for the Company and Baxter to share gross profits from the sale of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administration expenses. As of September 30, 1997, the Company has recognized approximately $4.8 million in revenue for development funding from Baxter and has received $6.0 million in equity investments from Baxter under this agreement. On October 31, 1997, Baxter made an additional milestone-based equity investment of $5.0 million following the Company's receipt of regulatory approval to commence Phase 3 clinical trials in Europe for the platelet pathogen inactivation system. Two additional $5.0 million equity investments are provided for in the agreement, subject to the achievement of certain milestones. Each of the October 31, 1997 investment and the remaining milestone-based investments are priced at 120% of the market price of the Company's Common Stock at the time of the investment.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. The Company has been unprofitable since inception and, as of September 30, 1997, had an accumulated deficit of approximately $30.4 million. All of the Company's planned pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until commercialization of its products under development. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. As a result, there can be no assurance that the Company will ever achieve a profitable level of operations. Further, a significant portion of the Company's development funding is provided by Baxter under the aforementioned agreements based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated as provided for in the agreements.

To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. The Company anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Under the current agreements with Baxter, all research, development, preclinical and clinical costs of the pathogen inactivation projects are shared equally by Cerus and Baxter. Because more of such research and development is typically performed internally at Cerus than at Baxter and because Cerus is generally responsible for engaging third parties to perform certain aspects of these projects, the Company's research and development expenses have exceeded Baxter's expenses. As a result, the Company has recognized revenue from Baxter, giving rise to a receivable due from Baxter and corresponding periodic balancing payments to the Company. At September 30, 1997, the amount of the Baxter receivable was approximately $3.9 million. The next balancing payment is scheduled to be received by the Company from Baxter during the first quarter of 1998 for amounts owed by Baxter to Cerus at December 31, 1997. Through September 30, 1997, the Company had recognized approximately $18.0 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $2.9 million under United States government grants.


RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996. The operating results for these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the financial statements and notes, as well as the other information presented herein.

Revenue. Under the development agreements with Baxter, Cerus shares development costs equally with Baxter. For this reason, periodic development revenue recognized by Cerus from Baxter varies with the amount by which Cerus' development costs exceed Baxter's development costs for the given period. Development revenue earned under these agreements increased 282% to approximately $1.4 million for the quarter ended September 30, 1997 from approximately

$360,000 for the same quarter in 1996. Development revenue increased 31% to approximately $3.2 million for the nine month period ended September 30, 1997 from approximately $2.5 million for the same period in 1996. These quarterly and nine month revenue increases are the net effect of an increase in the Company's costs associated with the FFP and red blood cell pathogen inactivation systems, a decrease in the Company's costs associated with the platelet pathogen inactivation system (see Research and Development Expenses below) and an increase in Baxter's costs for disposable and instrument development. In addition, under these agreements, the Company recognized license fee and milestone revenue from Baxter of $1.7 million based on receiving regulatory approval to commence phase 3 clinical trials in Europe for the platelet pathogen inactivation system.

Government grant revenue increased 49% to approximately $150,000 for the quarter ended September 30, 1997 from approximately $100,000 for the same quarter in 1996 and decreased 24% for the nine month period ended September 30, 1997 to approximately $450,000 from approximately $600,000 for the same period in 1996, primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at the Company and is not necessarily indicative of future grant revenue. There can be no assurance that the Company will receive additional government grants in the future.

Revenue under the agreements with Baxter was 96% of total revenue for the quarter ended September 30, 1997, compared with 79% for the same quarter in 1996 and was 92% of total revenue for the nine month period ended September 30, 1997, compared with 80% for the same period in 1996.

Research and Development Expenses. Research and development expenses increased 59% to approximately $4.7 million for the quarter ended September 30, 1997 from approximately $2.9 million for the same quarter in 1996. Research and development expenses increased 59% to approximately $14.2 million for the nine month period ended September 30, 1997 from approximately $8.9 million for the same period in 1996. These increases are attributable to the following factors:

        Payment to Baxter. As described above, the 1993 platelet agreement was amended to provide for payment by Cerus to Baxter of $5.5 million for development costs in return for an additional 2.2% share of platelet pathogen inactivation system adjusted product revenue. The first three of four equal quarterly payments were made in the first three quarters of 1997 and account for approximately $1.4 million of the increase in research and development costs for the third quarter of 1997 over the same quarter in 1996 and approximately $4.1 million of the increase in research and development expenses for the nine month period ended September 30, 1997 over the same period in 1996.

        Platelet Pathogen Inactivation System. Research and development expenses in the platelet program decreased by approximately $350,000 in the third quarter of 1997 compared to the same quarter of 1996. The decrease is due principally to reduced toxicology costs, partially offset by increased clinical trial costs. Research and development expenses in the platelet program decreased by approximately $1.5 million in the nine month period ended September 30, 1997 compared to the same period of 1996. The decrease is due principally to reduced toxicology and compound formulation / manufacturing costs, partially offset by increased clinical trial costs. The Company anticipates that research and development expenses will increase for the platelet pathogen inactivation system as the Company initiates large-scale clinical trials in the United States and Europe, anticipated to commence in 1998.

        FFP Pathogen Inactivation Systems. Research and development expenses in the FFP program increased by approximately $100,000 in the third quarter of 1997 compared to the same quarter of 1996. The increase is due principally to increased clinical trial costs.

        Research and development expenses in the FFP program increased by approximately $540,000 in the nine month period ended September 30, 1997 compared to the same period of 1996. The increase is due principally to increased toxicology and clinical trial costs. The Company anticipates that research and development expenses will increase for the FFP pathogen inactivation system as the Company increases its toxicology studies and initiates large-scale clinical trials.

        Red Blood Cell Pathogen Inactivation Systems. Research and development expenses in the red blood cell program increased by approximately $480,000 in the third quarter of 1997 and approximately $1.7 million in the nine month period ended September 30, 1997 compared to the same periods in 1996. These increases are due principally to increased manufacturing and toxicology costs.

The Company anticipates that research and development expenses will continue to increase in the future as it expands its pathogen inactivation system development efforts and related clinical trials.

General and Administrative Expenses. General and administrative expenses increased 29% to approximately $790,000 for the quarter ended September 30, 1997 from approximately $610,000 for the same quarter in 1996 and increased 45% to approximately $2.4 million for the nine month period ended September 30, 1997 from approximately $1.6 million for the same period in 1996. These increases are primarily attributable to increased personnel levels associated with expansion of the Company's operations and to increased professional fees and other costs associated with being a publicly-held company. The Company anticipates that general and administrative expenses will continue to increase in the future as additional personnel are added to support its operations.

Interest Income, Net. Interest income increased 135% to approximately $310,000 for the quarter ended September 30, 1997 from approximately $130,000 for the same quarter in 1996 and increased 153% to approximately $930,000 for the nine month period ended September 30, 1997 from approximately $360,000 for the same period in 1996. These increases are due to increased average cash balances related to proceeds from the Company's initial public offering and the related private placement to Baxter (see Liquidity and Capital Resources below). Interest expense remained relatively unchanged from the third quarter and the nine month period ended September 30, 1997 as compared to the same periods in 1996.


LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock, generating net proceeds (after deduction of offering costs) of approximately $21.1 million. Concurrent with this offering, the Company sold directly to Baxter an additional 496,878 shares of its Common Stock for an aggregate purchase price of approximately $5.5 million. In addition to these financings, the Company's sources of capital to date have consisted of private placements of preferred and common equity securities, project funding by Baxter, United States government grants and interest income. To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At September 30, 1997, the Company had cash and cash equivalents of approximately $20.1 million.

Net cash used in operating activities was approximately $13.5 million for the nine month period ended September 30, 1997 compared to $5.9 million for the same period in 1996, resulting primarily from net losses and an increase in development funding receivable from Baxter. Net cash used in investing activities in the nine month period ended September 30, 1997 of approximately $370,000 resulted from purchases of furniture and laboratory and computer equipment.

In October 1997, the Company completed a private placement of 217,202 shares of Common Stock to Baxter for an aggregate purchase price of approximately $5.0 million.

The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of the platelet program and the related clinical trials; progress of the FFP and red blood cell programs; achievement of milestones leading to a milestone payment and equity investments by Baxter; regulatory approval and successful commercialization of the Company's pathogen inactivation systems; costs related to creating, maintaining and defending the Company's intellectual property position; and competitive developments. The Company believes that its available cash balances, together with anticipated cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the Company will be able to meet its capital requirements for this or any other period. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings or through additional collaborative arrangements or government grants. Future capital funding transactions may result in dilution to investors in the Company. There can be no assurance that such capital will be available on favorable terms, if at all.


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

In addition, the market price of the Company's Common Stock, like that of the common stock of many other companies in similar industries, is likely to be highly volatile. Factors such as the announcements of scientific achievements or new products by the Company or its competitors; governmental regulation; health care legislation; developments in patent or other proprietary rights of the Company or its competitors, including litigation; fluctuations in the Company's operating results; comments made by analysts, including changes in analysts' estimates of the Company's financial performance; and market conditions for health care stocks in general could have significant impact on the future price of the Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. There can be no assurance that fluctuations in the price and volume of the Company's Common Stock will not occur in the future.

The Company's pathogen inactivation systems are in the research and development stage and will require additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company has not filed a product approval application with the United States Food and Drug Administration ("FDA") or made corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products. No assurance can be given that such filings will be made or that any of the Company's development programs will be successfully completed; that any further Investigational New Drug ("IND") or Investigational Device Exemption ("IDE") applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not Applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 31, 1997, the Company sold 217,202 shares of unregistered Common Stock to Baxter Healthcare Corporation for an aggregate purchase price of $5.0 million. Such sale of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving any public offering.


On January 30, 1997, the Company sold 2,000,000 shares of Common Stock in an initial public offering for which the Company received net proceeds of $21,070,000. Of such proceeds, the Company has applied $7,740,000 on contracts and consultants, $3,970,000 on employee salaries and related expenses, $1,050,000 on supplies and office expenses, $940,000 on professional fees, $740,000 on the purchase and installation of equipment, $310,000 on travel and entertainment, $180,000 on insurance, $60,000 on repayment of indebtedness. Approximately $5,750,000 is invested in cash and cash equivalents.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.


ITEM 5. OTHER INFORMATION

        Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit

        27.1     Financial Data Schedule


 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the three month period ended September 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CERUS CORPORATION



Date:   November 13, 1997              /s/ Stephen T. Isaacs
                                       -----------------------------------
                                       Stephen T. Isaacs
                                       Chief Executive Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                CERUS CORPORATION

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
  No.                           Description                             Page
27.1           Financial Data Schedule                                  ---