Form 10-K
period 1997-12-31
CERUS CORP
filed 1998-03-06
CIK 1020214

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-21937

                                CERUS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        68-0262011
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                               Number)
  2525 STANWELL DR., SUITE 300                                 94520
      CONCORD, CALIFORNIA                                   (Zip Code)
(Address of principal executive
            offices)

                                 (510) 603-9071
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 - K. [ ]

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on February 27, 1998, was $84,215,505.

        As of February 28, 1998, there were 9,228,497 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, to be filed not later than 120 days after December 31, 1997 in connection with the registrant's 1998 Annual Meeting of Stockholders, is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE
PART I

Item 1.    Business.......................................................................   1

Item 2.    Properties.....................................................................  20

Item 3.    Legal Proceedings..............................................................  20

Item 4.    Submission of Matters to a Vote of Security Holders............................  20

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......  21

Item 6.    Selected Financial Data........................................................  22

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................  23

Item 8.    Financial Statements and Supplemental Data.....................................  26

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.....................................................................  26

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................  27

Item 11.   Executive Compensation.........................................................  27

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................  27

Item 13.   Certain Relationships and Related Transactions.................................  27



PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................  27

                                     PART I


        This report contains forward-looking statements within the meaning
Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning the Company's plans to continue development of its current product candidates; conduct clinical trials with respect to its product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply its clinical trial and commercial requirements; continue to rely on a third party for a marketing, sales and distribution capability; and evaluate additional product candidates for subsequent clinical and commercial development. These forward-looking statements may be found under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those discussed herein.

ITEM 1. BUSINESS

OVERVIEW

        Cerus Corporation ("Cerus" or the "Company") is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens in blood components (platelets, plasma and red blood cells) used for transfusion and inhibiting the leukocyte activity that is responsible for certain adverse immune and other transfusion-related reactions. Preclinical studies conducted by the Company have indicated the ability of its systems to inactivate a broad array of viral and bacterial pathogens that may be transmitted in blood component transfusions and to inhibit leukocyte activity. The Company believes that, as a result of the mechanism of action of its proprietary technology, its systems also have the potential to inactivate many new pathogens before they are identified and before tests have been developed to detect their presence in the blood supply. Because the Company's systems are being designed to inactivate rather than merely test for pathogens, these systems also have the potential to reduce the risk of transmission of pathogens that would remain undetected by testing.

        The Company has completed four Phase 1 and Phase 2 clinical trials of its platelet pathogen inactivation system in healthy subjects, and a Phase 2c pilot patient study currently is underway. The Company has completed a Phase 1 clinical trial of its plasma pathogen inactivation system in healthy subjects, with a Phase 2 study in healthy subjects currently underway. The Company's red blood cell pathogen inactivation system is in preclinical development.

        The Company's product development and commercialization programs are being conducted pursuant to two agreements (the "Agreements") with Baxter Healthcare Corporation ("Baxter") providing for development, manufacture and marketing of pathogen inactivation systems for platelets, plasma and red blood cells. The Agreements provide for Baxter and the Company to share development expenses, for Baxter's exclusive right and responsibility to market the systems worldwide and for the Company to receive a share of the gross profits from the sale of the systems.

BACKGROUND

        Blood transfusions are required to treat a variety of medical conditions, including anemia, low blood volume, surgical bleeding, trauma, acquired and congenital bleeding disorders and chemotherapy-induced blood deficiencies. Worldwide, over 90 million whole blood donations occur each year. Approximately 39 million of those donations occur in North America, Western Europe and Japan, the major geographical markets for the Company's products. The Company estimates the combined production in these regions of platelets, FFP and red blood cells in 1995 to have been approximately 4 million, 9 million and 31 million, respectively.

        Whole blood is composed of plasma, the liquid portion of blood containing essential clotting proteins, and three cellular blood components: platelets, red blood cells and white blood cells (leukocytes). Platelets are essential to coagulation, while red blood cells carry oxygen to tissues and carbon dioxide to the lungs. Leukocytes play a critical role in immune and other defense systems, but can cause harmful immune transfusion-related reactions in, or transmit disease to, transfusion recipients.

        Patients requiring transfusions typically are treated with the specific blood component required for their particular deficiency, except in cases of rapid, massive blood loss, in which whole blood may be transfused. Platelets often are used to treat cancer patients following chemotherapy or organ transplantation. Red blood cells frequently are administered to patients with trauma or surgical bleeding, acquired chronic anemia or genetic disorders, such as sickle cell anemia. Plasma used for transfusions is stored in frozen form and is referred to as fresh frozen plasma, or FFP. FFP generally is used to control bleeding. Plasma also can be separated, or "fractionated," into different parts that are used to expand blood volume, fight infections or treat diseases such as hemophilia.

        Despite recent improvements in donor screening and in the testing and processing of blood, patients receiving transfusions of blood components face a number of significant risks from blood contaminants, as well as adverse immune and other transfusion-related reactions induced by leukocytes. Viruses such as hepatitis B (HBV), hepatitis C (HCV), human immunodeficiency virus (HIV), cytomegalovirus (CMV) and human T-cell lymphotropic virus (HTLV) can present life-threatening risks. In addition, bacteria, the most common agents of transfusion-transmitted disease, can cause complications such as sepsis, which can result in serious illness or death. Although donor screening and diagnostic testing of donated blood have been successful in reducing the incidence of transmission of many pathogens, diagnostic testing has a number of limitations, such as the inability of most tests to detect pathogens prior to the generation of antibodies, ineffectiveness in detecting genetic variants of viruses, and the risk of human error. In addition, emerging or unidentified pathogens for which no tests exist represent a threat to the blood supply. Because of the continuing risk of transmission of serious diseases through transfusion of contaminated blood components from both known and unknown pathogens, together with the limitations of current approaches to providing a safe blood supply, there remains a need for an approach to blood-borne pathogen inactivation that is safe, easy to implement and cost-effective.

TECHNOLOGY AND PRODUCTS

        The Company is developing pathogen inactivation systems employing its proprietary small molecule compounds, which act by preventing the replication of nucleic acid (DNA or RNA). Platelets, FFP and red blood cells do not contain nuclear DNA or RNA. When the inactivation compounds are introduced into the blood components for treatment, they cross bacterial cell walls or viral membranes, then move into the interior of the nucleic acid structure. When subsequently activated by an energy source, such as light, the compounds bind to the nucleic acid of the viral or bacterial pathogen, preventing replication of the nucleic acid. A virus, bacteria or other pathogenic cell must replicate in order to cause infection. The Cerus compounds react in a similar manner with the nucleic acid in leukocytes. This interaction inhibits the leukocyte activity that is responsible for certain adverse immune and other transfusion-related reactions. These compounds are designed to react with nucleic acid only during the pathogen inactivation process and not after the treated blood component is transfused. The systems are also designed to reduce the amount of unbound, or residual, inactivation compound and breakdown products of the inactivation process prior to transfusion.

        CLINICAL DEVELOPMENT

        The Company believes that, in deciding whether a pathogen inactivation system is safe and effective, the United States Food and Drug Administration (the "FDA") and foreign regulatory authorities are likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and that the FDA will weigh the system's safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer in recent years. No assurance can be given that any of the Company's development programs will be successfully completed, that any further investigational new drug application ("IND") or investigational device exemption application ("IDE") will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities, that clinical trials will commence or be completed as anticipated, that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful.

        Based on discussions with the FDA, the Company believes that it will be required to provide data from human clinical trials to demonstrate the safety of treated blood components and their therapeutic comparability to untreated components, but that only data from in vitro and animal studies, not data from human clinical disease transmission studies, will be required to demonstrate the system's efficacy in inactivating pathogens. In light of these criteria, the Company's clinical trial programs are different from typical Phase 1, Phase 2 and Phase 3 clinical studies. There can be no assurance, however, that the Company's program for demonstrating safety and efficacy will ultimately be acceptable to the FDA or that the FDA will continue to believe that this clinical plan is appropriate. See "Additional Business Risks - Uncertainty Associated with Clinical and Preclinical Testing" and " -- Government Regulation."

        PRODUCTS IN DEVELOPMENT

        The Company is developing treatment systems to inactivate infectious pathogens in platelets, FFP and red blood cells and to inactivate leukocytes to reduce the risk of certain adverse transfusion-related reactions. The following table identifies the Company's product development programs:


                        THERAPEUTIC      CERUS PRODUCT IN     INACTIVATION       DEVELOPMENT
      PROGRAM           INDICATION          DEVELOPMENT         COMPOUND           STATUS
-------------------- ------------------ -------------------- ---------------- ------------------
Platelets            Surgery, cancer    Platelet Pathogen         S-59        Phases 1a, 1b,
                     chemotherapy,      Inactivation System                   2a and 2b
                     transplantation,                                         Clinical Trials
                     bleeding                                                 completed
                     disorders
                                                                              Phase 2c
                                                                              Clinical Trial
                                                                              commenced in
                                                                              November 1997

Plasma (FFP)         Surgery,           FFP Pathogen              S-59        Phase 1 Clinical
                     transplantation,   Inactivation System                   Trial completed
                     bleeding
                     disorders                                                Phase 2 Clinical
                                                                              Trial commenced
                                                                              in January 1998

Red Blood Cells      Surgery,           Red Blood Cell            S-303       Preclinical
                     transplantation,   Pathogen                              Development;
                     anemia, cancer     Inactivation                          lead compound
                     chemotherapy,      System                                selected
                     trauma

        PLATELET PROGRAM

        Platelets are cellular components of blood that are an essential part of the clotting mechanism. Platelets facilitate blood clotting and wound healing by adhering to damaged blood vessels and to other platelets. Platelet transfusions are used to prevent or control bleeding in platelet-deficient (thrombocytopenic) patients, such as those undergoing cancer chemotherapy or organ transplant. Transfusion units of platelets are obtained either by combining the platelets from four to six whole blood donations (pooled random donor platelets), or in an automated procedure in which a therapeutic dose of platelets is obtained from a single donor (apheresis or single donor platelets).

        The Company's platelet pathogen inactivation system applies a technology that combines light and the Company's proprietary inactivation compound, S-59, which is a synthetic small molecule from a class of compounds known as psoralens. S-59 was selected from over 100 psoralen derivatives synthesized by the Company, following preclinical studies conducted by the Company to assess safety and ability to inactivate pathogens and leukocytes while preserving platelet function.

        When illuminated, S-59 undergoes a specific and irreversible chemical reaction with nucleic acid. This chemical reaction renders the genetic material of a broad array of pathogens and cells incapable of replication. A virus, bacteria or other pathogenic cell must replicate in order to cause infection. A similar reaction with leukocyte nucleic acid inhibits the leukocyte activity that is responsible for certain adverse immune and other transfusion-related reactions. Most of the S-59 is converted to breakdown products during and after the inactivation reaction. Studies conducted by the Company with preclinical models have indicated that, following transfusion, the unbound S-59 and its unbound breakdown products are rapidly metabolized and excreted. As a further safety measure, the system under development employs a removal process designed to reduce the amount of residual S-59 and unbound breakdown products prior to transfusion (the S-59 reduction device or "SRD").

        The Company's platelet pathogen inactivation system, developed with Baxter, has been designed for use in the blood center setting. The system consists of a disposable processing set, containing the S-59 compound and the SRD, and an illumination device to deliver light to initiate the inactivation reaction. The Company believes that, in order to manufacture the SRD for its platelet pathogen inactivation system on a commercial scale, it will need to modify the SRD configuration and the related manufacturing process. The Company currently is pursuing such modification. There can be no assurance that use of a reconfigured SRD will not cause the Company to have to conduct additional clinical studies or otherwise to experience delays in the approval process.

        Human clinical trials of the platelet pathogen inactivation system are currently being pursued by the Company. Baxter is the sponsor of such trials. To date, the Company has completed studies in healthy subjects that have demonstrated the safety and tolerability and the recovery and lifespan of platelets treated with the platelet pathogen inactivation system.

        Based on the results of its Phase 2a clinical trial, the Company submitted a protocol to the FDA for a Phase 3 randomized clinical study of treated apheresis platelets in approximately 100 patients requiring platelet transfusion. The Company reviewed this protocol with the FDA and agreed to perform a pilot study in 15 patients prior to initiating the larger Phase 3 trial. This Phase 2c trial, currently underway, is a double blind, controlled cross-over study in which double dose platelet transfusions are given to thrombocytopenic patients and bleeding time correction and post-transfusion platelet count increment are measured. The results of this pilot Phase 2c clinical trial, given its small size, cannot satisfactorily be evaluated statistically. Thus, non-statistically significant variations in bleeding times, or other measures of the trial, may result in the FDA requiring additional patients to be enrolled in the Phase 2c trial. Due to the nature of the trial, its implementation and its assessment of bleeding times, enrollment of a significant number of additional patients would be impracticable to accomplish on a timely basis and could significantly delay completion of this trial and, as a result, commencement of a Phase 3 clinical trial in the United States. This Phase 2c trial currently is not expected to be completed until at least the third quarter of 1998. In addition, there can be no assurance that, upon completion of the pilot study, the FDA will permit initiation of a Phase 3 trial in the United States. The Company has submitted a protocol to the ethical committees in five European countries for a Phase 3 clinical trial of treated apheresis and pooled random donor platelets in approximately 120 patients requiring platelet transfusion. Approval to proceed has been obtained for four of the five study sites, but patient enrollment has not yet commenced. The primary endpoint in these Phase 3 studies will be the increase in post-transfusion platelet count adjusted for platelet dose and patient size (the "corrected count increment"). The Phase 3 European clinical trial is a randomized study designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for apheresis platelets and pooled random donor platelets. The Phase 3 United States clinical trial is being designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for apheresis platelets, not pooled random donor platelets. If the Company decides to seek FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, the Company may be required by the FDA to conduct additional clinical studies.

        FFP PROGRAM

        Plasma is a noncellular component of blood that contains coagulation factors and is essential for maintenance of intravascular volume. Plasma is either separated from collected units of whole blood or collected directly by apheresis. The collected plasma is then packaged and frozen to preserve the coagulation factors. Some of the frozen plasma is made available for fractionation, while some is designated for use as FFP. FFP is a source of all blood clotting factors except platelets and is used to control bleeding in patients who require clotting factors, such as patients undergoing transplants or other extensive surgical procedures, patients with chronic liver disease or certain genetic clotting factor deficiencies.

        The Company's pathogen inactivation system for FFP will use the same S-59 psoralen compound and an SRD and illumination device similar to those being used by the Company in its clinical trials for its platelet pathogen inactivation system. The FFP pathogen inactivation system under development has been designed for use in the blood center setting and is compatible with plasma collected either manually or by apheresis.

        In vitro studies conducted by the Company to date have indicated the efficacy of the FFP pathogen inactivation system for the inactivation in FFP of a broad array of viral pathogens. Because of the mechanism of action of its FFP pathogen inactivation system, the Company believes that its system may also inactivate protozoans and inhibit leukocyte activity. Although bacterial contamination in FFP is typically not as significant a problem as in platelets, the Company believes that the FFP pathogen inactivation system will inactivate bacteria at the levels typically found in FFP. To date, the Company has conducted no studies on protozoans or to detect inhibition of leukocyte activity in FFP and only limited studies on bacteria in FFP, and there can be no assurance that the Company's FFP pathogen inactivation system would effectively inactivate protozoans, leukocytes or bacteria. The Company has assessed the impact of S-59 photochemical treatment on the function of plasma proteins. Plasma derived from whole blood or apheresis must be frozen within six to eight hours of collection to meet the standard as "fresh frozen plasma." After freezing, plasma may be stored for up to one year, thawed once, and must be transfused within four hours of thawing. The Company has measured the in vitro coagulation function activity of various clotting factors in FFP after photochemical treatment, SRD treatment, freezing and thawing. These in vitro results are not necessarily indicative of coagulation function that may be obtained in vivo, and there can be no assurance that the FDA or foreign regulatory authorities would view such levels of coagulation function as adequate.

        The Company has completed a clinical study in healthy subjects that has demonstrated the safety and tolerability of FFP treated with the pathogen inactivation system as well as the comparability of post-transfusion coagulation factors between subjects transfused with treated and untreated FFP. A Phase 2 clinical trial commenced in January 1998 and is presently underway at three trial sites. In this study, 30 healthy subjects will donate plasma, with one-half being prepared and frozen as standard FFP and one-half being treated with the Company's pathogen inactivation system and frozen as S-59 FFP. After plasma collection, subjects will be treated with an oral anticoagulant to reduce the levels of clotting factors II, VII, IX, and X. Following anticoagulant therapy, subjects will be transfused with a therapeutic dose of either standard FFP or S-59 FFP in random order. Following transfusion, the levels of clotting factors II, VII, IX, and X will be measured and compared between S-59 and standard FFP transfusions. The Phase 2 trial is designed to serve as a transitional therapeutic efficacy study into a Phase 3 trial to evaluate the therapeutic efficacy of S-59 FFP for several major therapeutic indications, including chronic liver disease with minor surgery, liver transplant surgery, and thrombotic thrombocytopenic purpura with multiple whole blood volume plasma exchange. While the Company has presented this clinical trial plan to the FDA, there can be no assurance that the FDA will concur with this trial plan.

        RED BLOOD CELL PROGRAM

        Red blood cells are essential components of blood that carry oxygen to tissues and carbon dioxide to the lungs. Red blood cells may be transfused as a single treatment in surgical and trauma patients with active bleeding or on a repeated basis in patients with acquired anemia or genetic disorders, such as sickle cell anemia, or in connection with chemotherapy.

        The Company has developed a system for pathogen inactivation in red blood cells using a compound that binds to nucleic acid in a manner similar to that of S-59-based systems, but does not require light. The Company's method for inactivating pathogens in red blood cells is based on a proprietary ALE compound, S-303, a small molecule synthesized by the Company. The selection of S-303 was based on preclinical studies of over 100 ALE compounds synthesized by the Company to assess safety, stability and ability to inactivate pathogens, while preserving red blood cell survival and function.

        In vitro studies by the Company have indicated the efficacy of the ALE process for the inactivation of a broad array of viral and bacterial pathogens with preservation of red blood cell function. Because of the mechanism of action of its red blood cell ALE treatment system, the Company believes that its system may also inactivate protozoans and inhibit leukocyte function. However, the Company has conducted no studies on protozoans or to detect inhibition of leukocyte activity in red blood cells, and there can be no assurance that the Company's red blood cell system would be effective to inactivate protozoans or leukocytes. The Company is currently conducting good laboratory practice (GLP) toxicology and pathogen inactivation validation studies on its red blood cell pathogen inactivation system.

        The Company has not filed to commence a Phase 1 clinical trial in red blood cells. There can be no assurance as to whether Phase 1 trials, if commenced, will be successful or as to the timing of these studies or the acceptance of the design of these or any later studies by the FDA.

        FUTURE PRODUCT DEVELOPMENT

        The Company believes that the technology it has developed for treatment of platelets, FFP and red blood cells may have application in treating other blood products, including plasma fractions, such as Factor VIII and Factor IX clotting factors, and recombinant equivalents of plasma derivatives. The Company also believes that the compounds and processes it has developed for inactivation of pathogens and leukocytes may have other medical applications in which reactions with nucleic acid may serve to prevent or control the activities of cells or microorganisms.

ALLIANCE WITH BAXTER

        The Agreements with Baxter provide for the development, manufacture and marketing of pathogen inactivation systems for platelets, FFP and red blood cells. The Agreements generally provide for Baxter and the Company to share development expenses equally, subject to mutually agreed budgets established from time to time, and for Baxter's exclusive right and responsibility to market the systems worldwide. Under the Agreements, the Company is to receive between 26.8% and 30.7% of revenues from sales of inactivation system disposables for platelets after deducting from such revenues the amount by which Baxter's and the Company's cost of goods for the inactivation system disposables exceeds certain dollar amounts specified in the agreement (the "Premium"). The percentage of Premium to be received by the Company will be determined on the basis of the market price of the disposables; in no event, however, will the amount to be received per inactivation system disposable be less than $8.50, plus 2.2% of the Premium, nor more than $20.00, plus 2.2% of the Premium. For red blood cells and FFP, the Company and Baxter are to share equally in gross profits from sales of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administrative expenses. However, the revenue sharing under this agreement is subject to adjustment upon the occurrence of certain events, including any adjustments in the relative sharing by the parties of development expenses. For red blood cells and FFP, the Company and Baxter are also to receive their respective costs of goods for compounds and components supplied for inactivation system disposables and the depreciation of certain instruments used in the systems. For platelets, red blood cells and FFP, Baxter will retain revenues from the sales of any related instruments, such as the illumination devices used to activate S-59. The Company is obligated to supply the inactivation compound for the systems, with Baxter supplying the remaining components. Through December 31, 1997, Baxter paid the Company up-front license fees and milestone and development payments totaling $14.8 million and invested $17.5 million in the capital stock of the Company. Baxter currently owns 1,457,830 shares of the Company's common stock, or approximately 15.9% of the Company's common stock currently outstanding. Baxter is obligated to make additional equity investments, at 120% of the market price at the time of each investment, subject to the achievement of certain milestones as follows: (i) either $5 million, upon the achievement of both (a) the mutual determination by the Company and Baxter that there is sufficient data to conclude that Phase 3 platelet trials are likely to satisfy specified criteria (the "Interim Platelet Determination") and (b) the filing of a regulatory application with the FDA to begin a Phase 1 study under the red blood cell program or comparable filing in Europe under such program, or separate equity investments of $2 million upon the Interim Platelet Determination, and $3 million upon the approval of a regulatory application by the FDA under the red blood cell program or comparable approval in Europe under such program; and (ii) $5 million, upon the achievement of both
(a) the approval by the FDA to commence a Phase 3 study in the United States or comparable approval in

Europe under the red blood cell program and (b) the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe under such program.

        Baxter has agreed that it will not at any time, nor will it permit any of its affiliates to, own capital stock of the Company having 20.1% or more of the outstanding voting power of the Company. Such restrictions on stock purchases will not apply in the event a third party makes a tender offer for a majority of the outstanding voting securities of the Company or if the Board of Directors of the Company determines to liquidate or sell to a third party substantially all of the assets or a majority of the voting securities of the Company or to approve a merger or consolidation in which the Company's stockholders will not own a majority of the voting securities of the surviving entity.

        In March 1998, the Company and Baxter entered into an amendment to one of the Agreements providing that, to the extent the approved spending for 1998 for the red blood cell project exceeds $7.3 million, Cerus will fund all expenses for the red blood cell project in 1998 in excess of such amount, up to the amount of the approved budget. To compensate Cerus for such excess expenditures, Baxter will fully fund the first expenditures under the approved budget for the red blood cell project for 1999 in an amount equal to such excess expenditures, after which the parties shall equally share the expenses of the red blood cell project. If there is for any reason not an approved budget for the red blood cell project for 1999, Baxter will fully fund the first expenditures for 1999 under the approved budget for such other Cerus-Baxter program or programs as Cerus shall designate in an amount equal to the Cerus 1998 excess expenditures. If by July 1, 1999, however, there is not an approved budget for such other Cerus-Baxter program or programs that is at least equal to such excess expenditures, Baxter will promptly pay to Cerus one-half of the amount by which the excess expenditures exceed the amount of expenditures to be funded by Baxter. Cerus anticipates that the expenditures for 1998 for the FFP program will exceed the previously approved budget. Cerus and Baxter are discussing each company's level of funding in 1998 for the FFP program. There can be no assurance that the parties will agree on a budget that would permit the FFP program to proceed in accordance with the Company's plans.

        Baxter has certain discretion in decisions concerning the development and marketing of pathogen inactivation systems. There can be no assurance that Baxter will not elect to pursue alternative technologies or product strategies or that its corporate interests and plans will remain consistent with those of the Company. The Company is aware that Baxter is developing an alternative pathogen inactivation system for FFP, based on a compound known as methylene blue.

        The Agreements contain restrictions on the Company's ability to develop and market pathogen inactivation systems for blood components outside the Agreements. The Company is entitled, however, to enter into development and licensing agreements with third parties for pathogen inactivation technology for plasma derivatives and recombinant equivalents of plasma derivatives. Such development and licensing agreements are free of any rights of Baxter, except that the Company must offer Baxter the right to license such technology on terms no less favorable than the terms offered to other plasma derivative manufacturers.

        The development programs under the Agreements may be terminated by Baxter or the Company on 90 days' notice. If either party so terminates as to a program, the other party will gain exclusive development and marketing rights to the program, and the terminating party's sharing in program revenues will be reduced significantly. See "Additional Business Risks - Reliance on Baxter."

MANUFACTURING AND SUPPLY

        The Company has in the past utilized, and intends to continue to utilize, third parties to manufacture and supply the psoralen and ALE inactivation compounds for its systems and to rely on Baxter to supply system components for use in clinical trials and for the potential commercialization of its products in development. The Company has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, the Company is dependent on contract manufacturers for the production of compounds and on Baxter for other system components for development and commercial purposes.

        Under the Agreements, the Company is responsible for developing and delivering its proprietary compounds for effecting pathogen inactivation to Baxter for incorporation into the final system configuration. Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation process. This arrangement applies both to the current supply for clinical trials and, if applicable regulatory approvals are obtained, the future commercial supply. In order to provide the inactivation compounds for its platelet and FFP pathogen inactivation systems, the Company has contracted with two manufacturing facilities for large-scale synthesis of S-59, although only one currently is performing such synthesis and currently has a stock of compound sufficient to support the anticipated remaining clinical trials planned for the platelet and FFP pathogen inactivation systems. The Company has not contracted with a manufacturer to produce large-scale quantities of S-303. There can be no assurance that the Company will be able to contract for the manufacturing of products and compounds for its pathogen inactivation systems in the future on reasonable terms, if at all.

        The Company purchases certain key components of its compounds from a limited number of suppliers. While the Company believes that there are alternative sources of supply for such components, establishing additional or replacement suppliers for any of the components in the Company's compounds, if required, may not be accomplished on a timely basis and could involve significant additional costs. See "Additional Business Risks - Reliance on Third Party Manufacturing; Dependence on Key Suppliers."

MARKETING, SALES AND DISTRIBUTION

        If appropriate regulatory approvals are received, Baxter will be responsible for the marketing, sales and distribution of the Company's pathogen inactivation systems for blood components worldwide. The Company does not currently maintain, nor does it intend to develop, its own marketing and sales organization but instead expects to rely on Baxter to market and sell its pathogen inactivation systems. There can be no assurance that the Company will be able to maintain its relationship with Baxter or that such marketing arrangements will result in payments to the Company. Revenues to be received by the Company through any marketing and sales arrangement with Baxter will be dependent on Baxter's efforts, and there can be no assurance that the Company will benefit from Baxter's present or future market presence or that such efforts will otherwise be successful. If the Agreements were terminated or if Baxter's marketing efforts were unsuccessful, the Company's business, financial condition and results of operations would be materially adversely affected.

COMPETITION

        The Company expects to encounter competition in the sale of products it may develop. If regulatory approvals are received, the Company's products may compete with other approaches to blood safety currently in use, as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, and certain governmental organizations and agencies. Many companies and organizations that may be competitors or potential competitors have substantially greater financial and other resources than the Company and may have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. The Company's ability to compete successfully will depend, in part, on its ability to develop proprietary products, develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products on the market, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals, and manufacture, market and sell any product that it develops. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products, or that might render the Company's technology and products uncompetitive or obsolete. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use the Company's technology or commercialize products that may be developed.

        Several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with or reduce the market for the Company's pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation or removal in various blood components. Although no commercial processes are currently available to eliminate or inactivate pathogens in platelets and red blood cells, a number of pathogen inactivation methods are used commercially in Europe for FFP, including treatment with solvent-detergent or methylene blue. Because the solvent-detergent process combines hundreds of units of plasma into large pools, there is increased risk of transmission of pathogens not inactivated by the process, such as parvovirus B19. In December 1996, the Blood Products Advisory Committee, an advisory panel to the FDA, unanimously recommended that solvent-detergent be approved for use in treating FFP. Although recommendations of advisory committees are not binding, unanimous recommendations generally are followed by the FDA. If approved by the FDA, the treatment of FFP by solvent-detergent may become a widespread practice prior to any commercialization of the Company's FFP pathogen inactivation system, making such commercialization more difficult. Other groups are developing synthetic blood product substitutes or products to stimulate the growth of platelets. If any of these technologies is successfully developed, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company believes that the primary competitive factors in the market for pathogen inactivation systems will include the breadth and effectiveness of pathogen inactivation processes, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are important competitive factors. The Company believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The biopharmaceutical field is characterized by rapid and significant technological changes. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercially successful products.

        Under the Agreements, Baxter has reserved the right to market competing products not within the field of psoralen or ALE inactivation. Baxter is conducting several independent product development efforts in blood collection and processing that may improve blood component quality and safety. The Company is aware that Baxter is developing an alternative pathogen inactivation system for FFP, based on methylene blue. The development and commercialization of the Company's pathogen inactivation systems could be materially adversely affected by competition with Baxter or by Baxter's election to pursue alternative strategies or technologies in lieu of those of the Company. See "Additional Business Risks -- Rapid Technological Change; Significant Competition."

PATENTS, LICENSES AND PROPRIETARY RIGHTS

        The Company's success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. As of December 31, 1997, the Company owned 33 issued or allowed United States patents and 14 issued or allowed foreign patents. The Company's patents expire at various dates between 2003 and 2015. In addition, the Company has 29 pending United States patent applications and has filed 26 corresponding patent applications under the Patent Cooperation Treaty, three of which are currently pending in Europe, Japan, Australia and Canada. Proprietary rights relating to the Company's planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed, to the Company will result in patents being issued. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

        The patent positions of biopharmaceutical companies involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of the Company's products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect the

Company's ability to protect future product development and, consequently, its operating results and financial position.

        Because patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its issued or pending patent applications or that it was the first to file for protection of inventions set forth in such patent applications. There can be no assurance that the Company's planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to the Company on acceptable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of the Company. Litigation or interference proceedings could result in substantial costs to and diversion of effort by the Company, and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that these efforts by the Company would be successful.

        The Company is a licensee under a worldwide exclusive license agreement with Miles, Inc. and Diamond Scientific Corporation with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. Whether the Company's psoralen-based pathogen inactivation systems practice either of the photochemical decontamination patents depends on an interpretation of the scope of the patent claims. If such systems practice such patents, the license provides for Cerus to make milestone payments and pay royalties on revenues Cerus receives from sales of such systems. The license also calls for minimum annual royalty payments in order to maintain certain exclusive rights. The manner in which any such milestone payments and royalties would be shared by Baxter, if at all, has not been determined.

        The Company may rely, in certain circumstances, on trade secrets to protect its technology. However, trade secrets are difficult to protect. The Company seeks to protect its proprietary technology and processes, in part, by confidentiality agreements with its employees and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that the Company's employees or its consultants or contractors use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

        In August 1996, the Company received correspondence from Circadian Technologies, Inc., an Australian entity, alleging that unspecified trade secrets and know-how jointly owned by Circadian and the Auckland Division Cancer Society of New Zealand were, without the consent of Circadian, used in the development by the Cancer Society and the Company of unspecified compounds for the Company's red blood cell program. Such claims do not relate to the Company's platelet or FFP programs. In subsequent correspondence, Circadian has indicated that it is seeking compensation in the form of royalties or a lump sum payment. Based on its investigation of the matter to date, the Company does not believe that the claims are meritorious. Any future litigation involving these allegations, however, would be subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. There can be no assurance that, if a lawsuit were commenced, it would not be decided against the Company, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

        The Company and its products are comprehensively regulated in the United States by the FDA and, in some instances, by state and local governments, and by comparable governmental authorities in other countries. The FDA regulates drugs, medical devices, and biologics under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling advertising, promotion and premarket clearance or approval of products subject to regulation.

        The Company believes its pathogen inactivation systems will be regulated by the FDA as devices. It is also possible, however, that the FDA will decide to regulate the pathogen inactivation systems as biologics, as drugs, as combination products including drugs or biologics and one or more medical devices, or as drugs or biologics with one or more medical devices (i.e., the blood bags and light source) requiring separate approval or clearance. Whether the FDA regulates the pathogen inactivation systems as devices or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Research will be principally responsible for regulating the pathogen inactivation systems.

        Before a medical device may be marketed in the United States, the FDA must clear a pre-market notification (a "510(k)") or approve a pre-market approval application ("PMA") for the product. Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product. Before a biologic may be marketed in the United States, the FDA must approve a Biologic License Application ("BLA"). Before a combination product can be marketed in the United States, it must have an approved NDA, BLA or PMA, depending on which statutory authority the FDA elects to use.

        Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a medical device, biologic, drug, a combination product, or a combination thereof. The steps required before a medical device, drug or biologic may be approved for marketing in the United States pursuant to a PMA, BLA or NDA, respectively, generally include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an investigational device exemption ("IDE") (for medical devices) or an IND (for drugs or biologics) for human clinical testing, which must become effective before human clinical trials may begin (iii) appropriate tests to show the product's safety, (iv) adequate and well-controlled human clinical trials to establish the product's efficacy for its intended indications, (v) submission to the FDA of a PMA, BLA or NDA, as appropriate and (vi) FDA review of the PMA, BLA or NDA in order to determine, among other things, whether the product is safe and effective for its intended uses. In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless compliance with current Good Manufacturing Practices ("cGMP") requirements is satisfactory. The steps required before a medical device may be cleared for marketing in the United States pursuant to a 510(k) are generally the same, except that instead of conducting tests to demonstrate safety and efficacy, data, including clinical data if necessary, must be obtained to show that the product is substantially equivalent to a legally marketed device, and the FDA must make a determination of substantial equivalence rather than a determination that the product is safe and effective.

        The Company believes that, in deciding whether a pathogen inactivation system is safe and effective, the FDA is likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and that the FDA will weigh the system's safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer in recent years. There can be no assurance that the FDA will not require further toxicology studies of the Company's products.

        Based on discussions with the FDA, the Company believes that it will be required to provide data from human clinical studies to demonstrate the safety of treated platelets and their therapeutic comparability to untreated platelets, but that only data from in vitro and animal studies, not data from human clinical studies, will be required to demonstrate the system's efficacy in inactivating pathogens. In light of these criteria, the Company's clinical trial programs for platelets and FFP will consist of studies that differ from the usual Phase 1, Phase 2 and Phase 3 clinical studies.

        There can be no assurance, however, that these means of demonstrating safety and efficacy will ultimately be acceptable to the FDA or that the FDA will continue to believe that this clinical plan is appropriate. Moreover, even if the FDA considers these means of demonstrating safety and efficacy to be acceptable in principle, there can be no assurance that the FDA will find the data submitted sufficient to demonstrate safety and efficacy. In particular, although the Company anticipates that the FDA will consider in vitro and animal data an appropriate means of demonstrating efficacy in pathogen inactivation, there can be no assurance that the FDA will so conclude, and any requirement to provide other than in vitro and animal data would adversely affect the timing and could affect the success of the Company's efforts to obtain regulatory approval.

        Even if regulatory approval or clearance is granted, it could include significant limitations on the indicated uses for which a product could be marketed. For example, the Company does not believe that it will be able to make any labeling claims that the Company's pathogen inactivation systems may inactivate any pathogens for which it does not have in vitro, and in certain cases animal, data supporting such claims. The testing and approval/clearance process requires substantial time, effort and financial resources, and is generally lengthy, expensive and uncertain. The approval process is affected by a number of factors, including the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. Later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. In addition, the policies of the FDA may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of the Company's planned products. There can be no assurance that any approval or clearance will be granted on a timely basis, if at all. Any failure to obtain or delay in obtaining such approvals or clearances, and any significant limitation on their indicated uses, could have a material adverse effect on the Company's business, financial condition and results of operations.

        A medical device, biologic or drug, its manufacturer, and the holder of the PMA or 510(k), BLA or NDA for the product are subject to comprehensive regulatory oversight, both before and after approval or clearance is obtained. Violations of regulatory requirements at any stage, including during the preclinical and clinical testing process, during the approval/clearance process or after the product is approved/cleared for marketing, could result in various adverse consequences, including the FDA's requiring that a clinical trial be suspended or halted, the FDA's delay in approving/clearing or refusing to approve/clear a product, withdrawal of an approved/cleared product from the market and the imposition of criminal penalties. For example, the holder of a PMA or 510(k), BLA or NDA is required to report certain adverse reactions to the FDA, and must comply with certain requirements concerning advertising and promotional labeling for the product. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval or clearance, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and efforts on regulatory compliance, including cGMP compliance. In addition, new government requirements may be established that could delay or prevent regulatory approval or clearance of the Company's products under development or otherwise alter the applicable law. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of Baxter or any other third-party manufacturer of the Company's planned products will conform to cGMP requirements.

        In addition to the regulatory requirements applicable to the Company and its products, there are also regulatory requirements applicable to the Company's prospective customers, which are primarily entities that ship blood and blood products in interstate commerce. Such entities are regulated by the FDA pursuant to the Food, Drug and Cosmetic Act and the Public Health Service Act and implementing regulations. Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements from the FDA before shipping products processed with the Company's pathogen inactivation systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using the Company's products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use of the systems. The regulatory impact on potential customers could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Phase 3 European clinical trial is being designed to assess the therapeutic efficacy of the platelet pathogen inactivation system for use in treating apheresis platelets and pooled random donor platelets. The Phase 3 United States clinical trial is being designed to assess the therapeutic efficacy of the platelet pathogen inactivation system for use in treating apheresis platelets, not pooled random donor platelets, which represent 55% and 45% of the market, respectively. If the Company decides to seek FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, the Company may be required by the FDA to conduct additional clinical studies. In addition, there currently are three principal manufacturers of automated apheresis collection equipment used in the United States, including Baxter. The equipment of each manufacturer collect platelets into plastic disposables designed for that equipment; thus, a pathogen inactivation system designed for disposables used by one manufacturer will not necessarily be compatible with other manufacturers' collection equipment. The Company intends initially to seek FDA approval of a platelet pathogen inactivation system configured for Baxter's aphersis collection equipment. If the Company determines that compatibility with other equipment is desirable, it will need to develop additional processing procedures. Although the Company believes that the FDA would accept the clinical data from the original system for platelets collected using other equipment and procedures and would require only limited additional studies to show comparability, there can be no assurance that it would do so.

        Because of the risk of bacterial growth, current FDA rules require that platelets may not be stored for more than five days after collection from the donor. The rules also require that pooled platelets be transfused within four hours of pooling and, as a result, most pooling occurs at hospitals. However, the Company's platelet pathogen inactivation system is being designed to be used at blood centers, not at hospitals, and requires a processing time of approximately eight hours. Therefore, in order for the Company's platelet pathogen inactivation system to be effectively implemented and accepted at blood centers as planned, the FDA-imposed limit on the time between pooling and transfusion would need to be lengthened or eliminated for blood products treated with the Company's systems, which are being designed to inactivate bacteria that would otherwise contaminate pooled platelets. If the Company were to pursue the pooled random donor platelet market, it would need to work with the FDA during the approval/clearance process to obtain the necessary changes in these limitations. There can be no assurance, however, that the FDA would change this requirement and, if such a change were not made, the Company's business, financial condition and results of operations would be materially adversely affected.

        The Company is developing a European investigational plan based on the platelet and FFP treatment systems using S-59 being categorized as Class III devices under European Union regulatory authorities. However, there can be no assurance that this approach will be accepted by European authorities. The European Union has promulgated rules that require that medical devices receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Failure to receive CE Mark certification will prohibit the Company from selling its products in the European Union.

        The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

EMPLOYEES

        As of February 28, 1998, the Company had 76 employees, 59 of whom were engaged in research and development and 17 in finance and other administration. The Company also had consulting arrangements with nine individuals. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

ADDITIONAL BUSINESS RISKS

        The Company's business is subject to the following risks in addition to those discussed above and elsewhere in this report.

        Early Stage of Product Development. The Company's pathogen inactivation systems for blood transfusion components are in the research and development stage and will require additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company has not commenced the large-scale clinical trials that would, if successful, lead to filing product approval applications with the FDA. The Company's products are subject to the risks of failure inherent in the development of medical device, pharmaceutical and biological products and products based on new technologies. These risks include the possibility that the Company's approach to pathogen inactivation will not be safe or effective, that the Company's products will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that any or all of the Company's products will fail to receive any necessary regulatory approvals, that such products will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the Company from marketing such products and that the Company's products will not achieve market acceptance. As a result of these risks, there can be no assurance that the Company's research and development activities will result in any commercially viable products.

        Uncertainty Associated with Preclinical and Clinical Testing. The regulatory process includes preclinical and clinical testing of each product to establish its safety and efficacy, and may include post-marketing studies requiring expenditure of substantial resources. The results from preclinical studies and early clinical trials conducted by the Company may not be predictive of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result. For example, at the request of the FDA, the Company designed and commenced a pilot Phase 2c clinical trial in 15 thrombocytopenic patients to assess the effect of treated platelets on post-transfusion bleeding time correction and platelet count increment. The results of this pilot Phase 2c clinical trial, given its small size, cannot satisfactorily be evaluated statistically. Thus, non-statistically significant variations in bleeding times, or other measures of the trial, may result in the FDA requiring additional patients to be enrolled in the Phase 2c trial. Due to the nature of the trial, its implementation and its assessment of bleeding times, enrollment of a significant number of additional patients could be impracticable to accomplish on a timely basis and could significantly delay completion of this trial and, as a result, commencement of the proposed Phase 3 clinical trial. This Phase 2c trial currently is not expected to be completed until at least the third quarter of 1998. The rate of completion of the Company's clinical trials may be delayed by many other factors, including slower than anticipated patient enrollment or any other adverse event occurring during the clinical trials. Completion of testing, studies and trials may take several years, and the length of time generally varies substantially with the type, complexity, novelty and intended use of the product. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. The Company's products under development require significant additional research and development efforts. No assurance can be given that any of the Company's development programs will be successfully completed, that any further INDs or IDEs will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities, that clinical trials will commence as planned, that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. Due to the uncertain nature of clinical trial programs, there can be no assurance that the proposed schedules for IND or IDE and clinical protocol submissions to the FDA, initiations of studies and completions of clinical trials can be maintained. Any delays in the Company's clinical trials or failures to obtain required regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

        Reliance on Baxter. Under the terms of the Agreements, the Company relies on Baxter for significant funding, product development support, the manufacture and supply of certain system components and the marketing of its planned products. The Company anticipates that, prior to commencement of product sales, if any, the Company's principal source of revenue will continue to be payments under the Agreements.

        The development programs under the Agreements may be terminated by Baxter on 90 days' notice. If the Agreements were terminated, if Baxter failed to provide the committed funding or if Baxter's product development efforts were unsuccessful, the Company may need to obtain additional funding from other sources and would be required to devote additional resources to the development of its products, delaying the development of its products. Any such delay would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the Agreements. Possible disagreements between Baxter and the Company could lead to delays in the research, development or commercialization of certain planned products or could require or result in time-consuming and expensive litigation or arbitration and would have a material adverse effect on the Company's business, financial condition and results of operations.

        Under the terms of the Agreements, Baxter is responsible for manufacturing the disposable units, such as blood storage containers and related tubing, as well as any devices associated with the inactivation processes. If the Agreements were terminated or if Baxter otherwise failed to deliver an adequate supply of components, the Company would be required to identify other third-party component manufacturers. There can be no assurance that the Company would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay or change in the availability of devices or disposables from Baxter or its suppliers could adversely affect the timely submission of products for regulatory approval or the market introduction and subsequent sales of such products and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the inclusion of components manufactured by others could require the Company to seek new approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that the Company would receive any such required regulatory approvals. Any such delay would have a material adverse effect on the Company's business, financial condition and results of operations.

        If appropriate regulatory approvals are received, Baxter will be responsible for the marketing, sales and distribution of the Company's pathogen inactivation systems for blood components worldwide. The Company does not currently maintain, nor does it intend to develop, its own marketing and sales organization but instead expects to rely on Baxter to market and sell its pathogen inactivation systems. There can be no assurance that the Company will be able to maintain its relationship with Baxter or that such marketing arrangements will result in payments to the Company. Revenues to be received by the Company through any marketing and sales arrangement with Baxter will be dependent on Baxter's efforts, and there can be no assurance that the Company will benefit from Baxter's present or future market presence or that such efforts will otherwise be successful. If the Agreements were terminated or if Baxter's marketing efforts were unsuccessful, the Company's business, financial condition and results of operations would be materially adversely affected.

        The Agreements provide for key decision-making regarding development and commercialization by a management board comprised of equal representation from Baxter and the Company and, in the case of FFP and red blood cells, one independent member. There can be no assurance that such board's decisions will be consistent with the Company's interests, that Baxter will not elect to pursue alternative technologies or product strategies or that its corporate interests and plans will remain consistent with those of the Company. In the Agreements, Baxter agreed to certain limited restrictions on its ability to independently develop and market products that compete with the products under the Agreements. There can be no assurance that these provisions will prevent Baxter from developing or marketing competing products. The Company is aware that Baxter is developing an alternative pathogen inactivation system for FFP based on methylene blue. The development and commercialization of the Company's pathogen inactivation systems could be materially adversely affected by competition with Baxter or by Baxter's election to pursue alternative strategies or technologies in lieu of those of the Company.

        Government Regulation. All of the Company's products under development and anticipated future products are or will be subject to extensive and rigorous regulation by the federal government (principally the FDA) and state, local, and foreign governments. Such regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of such products. The process of obtaining regulatory approvals or clearances is generally lengthy, expensive and uncertain. To date, none of the Company's products under development has been approved for sale in the United States or any foreign market. Satisfaction of pre-market approval or clearance or other regulatory requirements of the FDA, or similar requirements of foreign regulatory agencies, typically takes several years, and may take longer, depending upon the type, complexity, novelty and intended use of the product. There can be no assurance that the FDA or any other regulatory agency will grant approval or clearance for any product being developed by the Company on a timely basis, if at all. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. The policies of the FDA and foreign regulatory bodies may change, and additional regulations may be promulgated, which could prevent or delay regulatory approval of the Company's planned products. Delay in obtaining or failure to obtain regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. Among the conditions for FDA approval of a pharmaceutical, biologic or device is the requirement that the manufacturer's quality control and manufacturing procedures conform to cGMP requirements, which must be followed at all times. The FDA enforces cGMP requirements through periodic inspections. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of Baxter or any other third-party manufacturer of the Company's planned products will conform to cGMP requirements.

        Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements from the FDA before shipping products processed with the Company's pathogen inactivation systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using the Company's products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use the systems. The regulatory impact on potential customers could have a material adverse effect on the Company's business, financial condition and results of operations.

        No Assurance of Market Acceptance; Concentrated Market. The Company believes that market acceptance of the Company's pathogen inactivation systems will depend, in part, on the Company's ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of its products, as well as the ability of blood centers to obtain FDA approval and adequate reimbursement for such products. The Company believes that market acceptance of its pathogen inactivation systems also will depend upon the extent to which physicians, patients and health care payors perceive that the benefits of using blood components treated with the Company's systems justify the systems' additional costs and processing requirements in a blood supply that has become safer in recent years. While the Company believes that its pathogen inactivation systems are able to inactivate pathogens in excess of concentrations that the Company believes typically are present in contaminated blood components when the blood is donated, there can be no assurance that contamination levels will never exceed the capacity of the Company's pathogen inactivation systems. The Company does not expect that its planned products will be able to inactivate all known and unknown infectious pathogens, and there can be no assurance that the inability to inactivate certain pathogens will not affect the market acceptance of its products. There can be no assurance that the Company's pathogen inactivation systems will gain any significant degree of market acceptance among blood centers, physicians, patients and health care payors, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained.

        In the United States, approximately 55% of platelets are collected by apheresis. The Company's Phase 3 United States clinical trial protocol for its platelet pathogen inactivation system has been designed to assess the therapeutic efficacy of such system in treating apheresis platelets only. There can be no assurance that the market share for apheresis platelets will increase. If such market share does not increase, the Company may decide to conduct additional clinical studies in order to obtain FDA approval of the system for use in treating random donor platelets. In addition, there currently are three principal manufacturers of automated apheresis collection equipment used in the United States, including Baxter. The equipment of each manufacturer collect platelets into plastic disposables designed for that equipment; thus, a pathogen inactivation system designed for disposables used by one manufacturer will not necessarily be compatible with the other manufacturers' collection equipment. The Company intends initially to seek FDA approval of a platelet pathogen inactivation system configured for Baxter's apheresis collection equipment. If the Company determines that compatibility with other equipment is desirable, it will need to develop additional processing procedures. Although the Company believes that the FDA would accept the clinical data from the original system for platelets collected using other equipment and procedures and would require only limited additional studies to show comparability, there can be no assurance that it would do so.

        The Company's target customers are the limited number of national and regional blood centers, which collect, store and distribute blood and blood components. The failure to penetrate even a small number of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

        Rapid Technological Change; Significant Competition. The biopharmaceutical field is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercially successful products. Technological developments may result in the Company's products becoming obsolete or non-competitive before the Company is able to generate any significant revenue. Any such occurrence would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company expects to encounter competition in the sale of products it may develop, and its success will be dependent upon its ability to compete. Many companies and organizations that may be competitors or potential competitors have substantially greater financial and other resources than the Company and may have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. The Company's ability to compete successfully will depend, in part, on its ability to develop proprietary products, develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products on the market, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals, and manufacture, market and sell any product that it develops. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products, or that might render the Company's technology and products uncompetitive or obsolete. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use the Company's technology or commercialize products that may be developed.

        Dependence on Key Employees. The Company is highly dependent on the principal members of its management and scientific staff. The loss of the services of one or more of these employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific and managerial personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of the stock options currently held by many of the Company's key employees are vested and may be fully vested over the next several years before the Company achieves significant revenues or profitability. The Company intends to grant additional options and provide other forms of incentive compensation to attract and retain such key personnel, although there can be no assurance such objective will be achieved.

        Patent and License Uncertainties. The Company's success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. There can be no assurance that any patents owned by, or licensed to, the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed to, the Company will result in patents being issued. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company's planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to the Company on acceptable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of the

Company. Litigation or interference proceedings could result in substantial costs to and diversion of effort by the Company, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely, in certain circumstances, on trade secrets to protect its technology. However, trade secrets are difficult to protect. The Company seeks to protect its proprietary technology and processes, in part, by confidentiality agreements with its employees and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

        Limited Operating History; History of Losses and Expectation of Future Losses. The Company's net losses in fiscal years 1997, 1996 and 1995 were $14.7 million, $10.2 million and $2.4 million, respectively. As of December 31, 1997, the Company had an accumulated deficit of approximately $34.9 million. The Company has not received any revenues from product sales, and all revenues recognized by the Company to date have resulted from the Agreements and federal research grants. All of the Company's planned pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses in future periods. The Company expects that the amount of such losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from Baxter under the Agreements, and such fluctuations may be significant. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

        Reliance on Third-Party Manufacturing; Dependence on Key Suppliers. The Company has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, the Company is dependent on contract manufacturers for the production of compounds and on Baxter for other system components for development and commercial purposes. There can be no assurance that existing manufacturers or any new manufacturer will be able to provide sufficient quantities of the compounds needed for the Company's pathogen inactivation systems in the future or that the Company will be able to enter into arrangements for the commercial-scale manufacture of such compounds on reasonable terms, if at all.

        In the event that the Company is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its products as planned. Failure of any third-party manufacturer to deliver the required quantities of products on a timely basis and at commercially reasonable prices would materially adversely affect the Company's business, financial condition and results of operations. In addition, inclusion of components manufactured by other third parties could require the Company to seek new approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that such approval would be obtained. In the event the Company undertakes to establish its own commercial manufacturing capabilities, it will require substantial additional funds, manufacturing facilities, equipment and personnel.

        The Company purchases certain key components of its compounds from a limited number of suppliers. While the Company believes that there are alternative sources of supply for these components, establishing additional or replacement suppliers for any of the components in the Company's compounds, if required, may not be accomplished on a timely basis and could involve significant additional costs. Any failure by the Company to obtain any of the components used to manufacture the Company's compounds from alternative suppliers, if required, could limit the Company's ability to manufacture its compounds and would have a material adverse effect on the Company's business, financial condition and results of operations.

        Risk of Product Liability. The testing, marketing and sale of the Company's products will entail an inherent risk of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company intends to secure limited product liability insurance coverage prior to the commercial introduction of any product, but there can be no assurance that the Company will be able to obtain product liability insurance on acceptable terms or that insurance subsequently obtained will provide adequate coverage against any or all potential claims. Any product liability claim against the Company, regardless of its merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

        Environmental Regulation; Use of Hazardous Substances. The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with additional environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including certain hazardous chemicals and radioactive materials and pathogens. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

        Uncertainty Regarding Health Care Reimbursement and Reform. The future revenues and profitability of biopharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of the United States and foreign governments and third-party payors to contain or reduce costs of health care through various means. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, it is likely that the Congress and state legislatures will continue to focus on health care reform and the cost of pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment of blood components are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. The trend toward managed health care in the United States and other countries and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

        Volatility of Stock Price. The trading price of the Company's Common Stock is subject to significant fluctuations. Factors such as the announcements of scientific achievements or new products by the Company or its competitors; governmental regulation; health care legislation; developments in patent or other proprietary rights of the Company or its competitors, including litigation; fluctuations in the Company's operating results; comments made by analysts, including changes in analysts' estimates of the Company's financial performance; and market conditions for health care stocks in general could have significant impact on the future price of the Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been instituted following periods of volatility in the market price for a company's securities. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of February 27, 1998 are as follows:

                 NAME              AGE                 POSITION
                 ----              ---                 --------
Stephen T. Isaacs ...............   49      President, Chief Executive Officer and Director
David S. Clayton ................   54      Vice President, Finance and Chief Financial Officer
Laurence M. Corash ..............   53      Vice President, Medical Affairs
John E. Hearst ..................   62      Vice President, New Science Opportunities


        STEPHEN T. ISAACS founded the Company in September 1991 and has served as President, Chief Executive Officer and a member of the Board of Directors since that time. Mr. Isaacs was previously President and Chief Executive Officer of HRI, a research and development company, from September 1984 to December 1996. From 1975 to 1986, Mr. Isaacs held a faculty research position at the University of California at Berkeley.

        DAVID S. CLAYTON has been Chief Financial Officer of the Company since May 1996 and Vice President, Finance of the Company since July 1996. From 1992 to May 1996, Mr. Clayton was a financial consultant to various companies, including the Company. From 1989 through May 1992, Mr. Clayton was the Executive Vice President of Trans Ocean Ltd., a company engaged in leasing of international maritime shipping containers.

        LAURENCE M. CORASH, M.D., a co-founder of the Company, has been Vice President, Medical Affairs of the Company since July 1996. From July 1994 until he assumed his current position, Dr. Corash was Director of Medical Affairs. Dr. Corash was a consultant to the Company from 1991 to July 1994. Dr. Corash has been a Professor of Laboratory Medicine at the University of California, San Francisco since July 1985 and Chief of the Hematology Laboratory for the Medical Center at the University of California, San Francisco since January 1982. Dr. Corash has served as a consultant to the FDA Advisory Panel for Hematology Devices since 1990.

        JOHN E. HEARST, PH.D., D.SC., a co-founder of the Company, was elected Vice President, New Science Opportunities in July 1996. From January 1996 until July 1996, Dr. Hearst served as Director, New Science Opportunities. He has served as a member of the Board of Directors of the Company since January 1992. Dr. Hearst has been a Professor of Chemistry at the University of California at Berkeley since 1972. In 1984, Dr. Hearst co-founded HRI.

ITEM 2. PROPERTIES

        The Company leases approximately 17,400 square feet for its main facility and approximately 9,900 square feet for an additional facility, both of which contain laboratory and office space, in Concord, California. The lease of the main facility extends through June 1999 with two five-year renewal options. The lease of the additional facility extends through January 1999, with renewal options for up to six years. The Company also has a short-term lease for approximately 4,500 square feet at a facility located near its main facility in Concord. The Company believes that its facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        (a) The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CERS." The Company completed the initial public offering of its Common Stock on January 30, 1997. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the Nasdaq National Market:

                                         HIGH              LOW
                                         ----              ---
Fiscal 1997:
    First Quarter (from January 30) .  $ 12 3/8          $ 7 3/4
    Second Quarter ..................    12 3/4            8 1/2
    Third Quarter ...................    18                8
    Fourth Quarter ..................    25 1/2           16 7/8


        On February 27, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $16 1/8 per share. At February 27, 1998, the Company had approximately 282 holders of record of its Common Stock.

        (b) On January 30, 1997, the Company sold 2,000,000 shares of Common Stock in an initial public offering for which the Company received net proceeds of $21,070,000. Of such proceeds, the Company has applied $10,650,000 to contracts and consultants, $5,450,000 to employee salaries and related expenses, $1,440,000 to supplies and office expenses, $1,390,000 to professional fees, $1,360,000 to facilities and the purchase and installation of equipment, $460,000 to travel and entertainment, $250,000 to insurance, $70,000 to repayment of indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data for the fiscal year ended December 31, 1997. The information presented should be read in conjunction with the financial statements and notes included elsewhere herein. The selected financial data for the periods prior to the financial statements included herein are derived from audited financial statements.

                                                               YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------
                                          1997          1996           1995            1994           1993
                                      -----------    -----------    -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue .........................   $     6,851    $     3,609    $     6,799    $     4,796    $       230
  Operating expenses:
    Research and development ......        19,569         12,080          8,125          5,680          2,485
    General and administrative ....         3,163          2,200          1,517          1,194          1,210
                                      -----------    -----------    -----------    -----------    -----------
        Total operating expenses ..        22,732         14,280          9,642          6,874          3,695
                                      -----------    -----------    -----------    -----------    -----------
  Loss from operations ............       (15,881)       (10,671)        (2,843)        (2,078)        (3,465)
  Other income (expense), net .....         1,217            464            483            278            (50)
                                      -----------    -----------    -----------    -----------    -----------
  Net loss ........................   $   (14,664)   $   (10,207)   $    (2,360)   $    (1,800)   $    (3,515)
                                      ===========    ===========    ===========    ===========    ===========
  Net loss per share-basic and
    diluted(1) ....................   $     (1.76)   $     (5.98)   $     (1.67)   $     (1.24)   $     (2.35)
  Shares used in computing net loss
    per share-basic and diluted(1)      8,351,872      1,705,821      1,413,969      1,456,336      1,492,785

                                                                   DECEMBER 31,
                                      -----------------------------------------------------------------------
                                          1997          1996           1995            1994           1993
                                        ---------    ---------      ---------        ---------     ----------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents .         $ 11,604       $  6,002       $  9,659       $  7,802       $  6,076
  Working capital ...........           21,374          2,653          7,263          5,865          3,884
  Total assets ..............           27,315          8,812         11,349          9,684          6,807
  Capital lease obligations,
    less current portion ....               43             92             32             94             --
  Accumulated deficit .......          (34,870)       (20,206)        (9,999)        (7,639)        (5,838)
  Total stockholders' equity
    (deficit) ...............           22,475          4,839          8,663          5,439           (516)

 (1) See Note 1 of Notes to Financial Statements for a description of the method used in computing the net loss per share. The net loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement No. 128) and the Securities and Exchange Commission's Staff Accounting Bulletin No. 98, (SAB 98). For further discussion of net loss per share and the impact of Statement No. 128 and SAB 98, see the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed in these forward-looking statements as a result of certain factors, including those set forth under "Business" and elsewhere herein.

OVERVIEW

    Cerus is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens in blood components used for transfusion (platelets, plasma and red blood cells) and inhibiting the leukocyte (white blood cell) activity that is responsible for certain adverse immune and other transfusion-related reactions. The Company's platelet and plasma pathogen inactivation systems are in Phase 2 clinical trials in the United States, and its red blood cell pathogen inactivation system is in preclinical development.

    Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in blood transfusion components. The Company has been unprofitable since inception and, as of December 31, 1997, had an accumulated deficit of approximately $34.9 million. All of the Company's pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until commercialization of its products under development. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. As a result, there can be no assurance that the Company will ever achieve a profitable level of operations. Further, a significant portion of the Company's development funding is provided by Baxter Healthcare Corporation ("Baxter") under the agreements described below. There can be no assurance that such agreements will not be modified or terminated as provided therein.

    In December 1993, Cerus entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets. The agreement provides for Baxter to make an equity investment and certain up-front license and milestone payments. The agreement further provides for Baxter and the Company to generally share system development costs equally, subject to mutually agreed budgets established from time to time. The agreement also provides for a sharing of revenue from sales of inactivation system disposables, after each party is reimbursed for its cost of goods above a specified level. In January 1997, the Company and Baxter amended the agreement to provide that the Company would receive an additional 2.2% of the adjusted product revenue from the sale of the platelet pathogen inactivation system disposables in return for payment by the Company to Baxter of $5.5 million in 1997 in four equal quarterly installments for development costs.

     In January and July 1995, Cerus received approximately $2.6 million from Baxter in connection with interim funding agreements related to the development of pathogen inactivation systems for plasma for transfusions (fresh frozen plasma or "FFP") and red blood cells. In April 1996, Cerus entered into a second development and commercialization agreement with Baxter, principally focused on the FFP and red blood cell pathogen inactivation systems. The agreement provides for Baxter to make certain equity investments, including two future milestone-based investments of $5 million each at 120% of the market price at the time of the investment. The agreement also provides for Baxter and the Company to generally share development costs of the systems equally, subject to mutually agreed budgets established from time to time. The agreement further provides for the Company and Baxter to share gross profits from the sale of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administration expenses.

    Through December 31, 1997, Baxter has paid the Company up-front license fees and milestone and development payments totaling $14.8 million and has invested $17.5 million in the capital stock of the Company under the agreements described above.

    In March 1998, the Company and Baxter entered into an amendment to the April 1996 agreement providing that, to the extent the approved spending for 1998 for the red blood cell project exceeds $7.3 million, Cerus will fund all expenses for the red blood cell project in 1998 in excess of such amount, up to the amount of the approved budget. To compensate Cerus for such excess expenditures, Baxter will fully fund the first expenditures under the approved budget for the red cell project for 1999 in an amount equal to such excess expenditures, after which the parties shall equally share the expenses of the red cell project. If for any reason there is not an approved budget for the red cell project for 1999, Baxter will fully fund the first expenditures for 1999 under the approved budget for such other Cerus-Baxter program or programs as Cerus shall designate in an amount equal to the Cerus 1998 excess expenditures. If by July 1, 1999, however, there is not an approved budget for such other Cerus-Baxter program or programs that is at least equal to such excess expenditures, Baxter will promptly pay to Cerus one-half of the amount by which the excess expenditures exceed the amount of expenditures to be funded by Baxter. Cerus anticipates that the expenditures for 1998 for the FFP program will exceed the previously approved budget. Cerus and Baxter are discussing the level of funding each company will support in 1998 for the FFP program. There can be no assurance that the parties will agree on a budget that would permit the FFP program to proceed in accordance with the Company's Plans.

    To date, the Company has not received any revenue from product sales and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. The Company anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Under the agreements, all research, development, preclinical and clinical costs of the pathogen inactivation projects are shared by Cerus and Baxter. Because more of such research and development is typically performed internally at Cerus than at Baxter and because Cerus is generally responsible for engaging third parties to perform certain aspects of these projects, the Company's research and development expenses have exceeded its share of expenses. As a result, the Company has recognized revenue from Baxter, giving rise to a receivable due from Baxter and corresponding periodic balancing payments to the Company. At December 31, 1997, the amount of the Baxter receivable was approximately $4.4 million. On February 13, 1998, Baxter paid Cerus approximately $4.5 million in satisfaction of such receivable and anticipated adjustments. Through December 31, 1997, the Company had recognized approximately $19.2 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $3.1 million under United States government grants.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

        Revenue. Revenue earned under the Agreements for the years ending December 31, 1997, 1996 and 1995 was $6.2 million, $2.9 million and $6.0 million and accounted for 90%, 79% and 89% of the Company's total revenue, respectively. Revenue from Baxter increased in 1997 from 1996, as the Company recognized milestone and license fee revenue related to the platelet program of approximately $1.7 million and recognized increased development revenue primarily relating to its FFP and red blood cell programs. Revenue from Baxter decreased to approximately $2.9 million in 1996 from 1995, as no milestone or license fee revenue relating to the platelet program was recognized, as compared with approximately $1.7 million in milestone and related license fee revenue recognized during 1995. In addition, FFP and red blood cell development revenue decreased in 1996 by approximately $1.2 million, principally reflecting lower revenue during 1996 under the interim funding agreements. Government grant revenue, generally unchanged among the periods, was approximately $660,000, $758,000 and $751,000 for the years 1997, 1996 and 1995, respectively.

        Research and Development Expenses. Research and development expenses for the years ending December 31, 1997, 1996 and 1995 were $19.6 million, $12.1 million and $8.1 million, respectively. The increases in 1997 and 1996 were due principally to third party costs, particularly toxicology studies, compound manufacturing development and initiation of clinical trials relating to the platelet and plasma programs, as well as to increased activity at the Company in the FFP and red blood cell programs. A significant portion of the increase was the result of increased payroll and other personnel expenses, related laboratory supplies, equipment and facilities expansion. In addition, as described above, under an amendment to the 1993 platelet agreement, Cerus made payments to Baxter in 1997 of $5.5 million for development costs in return for an additional 2.2% share of platelet pathogen inactivation system adjusted product revenue.

        General and Administrative Expenses. General and administrative expenses were approximately $3.2 million in 1997, $2.2 million in 1996 and $1.5 million in 1995. The increases were primarily attributable to increased personnel levels associated with the expansion of the Company's operations.

        Other Income (Expense). Interest income was approximately $1.2 million in 1997, $482,000 in 1996 and approximately $500,000 in 1995. The increase from 1996 to 1997 was attributable primarily to increased average cash balances related to proceeds from the Company's initial public offering and private placement to Baxter (see Liquidity and Capital Resources below). The increase from 1995 to 1996 was attributable primarily to increased average cash balances related to financings and funding under the Baxter platelet agreement. Interest expense was relatively unchanged and was approximately $15,000, $18,000 and $17,000 for the years 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        From inception to December 31, 1997, Cerus has financed its operations primarily through private placements of preferred and common equity securities, an initial public offering of common stock totaling approximately $60.1 million and project funding provided by Baxter totaling $19.2 million. During that period, the Company received approximately $3.1 million under United States government grants and approximately $2.6 million in interest income. At December 31, 1997, the Company had cash and cash equivalents of approximately $11.6 million and short-term investments of approximately $10.0 million.

        Net cash used in operating activities for 1997, 1996, and 1995 was approximately $16.6 million, $8.9 million and $3.4 million, respectively, resulting primarily from net losses. From inception through December 31, 1997, net cash used in investing activities of approximately $12.3 million resulted from short-term cash investments, purchases of furniture and equipment, and leasehold improvements.

        At December 31, 1997, the Company's net operating loss carryforwards were approximately $27.8 million and $14.1 million for federal and state income tax purposes, respectively. The Company's federal research and development tax credit carryforwards were approximately $1.2 million and $400,000 for federal and state income tax purposes, respectively, at December 31, 1997. The federal net operating loss and tax credit carryforwards expire at various dates from 2007 to 2012. The California state net operating loss expires in 2001 and 2002. The Tax Reform Act of 1986 and state tax statutes contain provisions relating to changes in ownership that may limit the utilization in any given year of available net operating loss carryforwards and research and development credits. See Note 6 of Notes to Financial Statements.

        The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of the platelet and FFP programs and the related clinical trials, progress of the red blood cell program, achievement of milestones leading to equity investments, regulatory approval and successful commercialization of the Company's pathogen inactivation systems, costs related to creating, maintaining and defending the Company's intellectual property position, and competitive developments. The Company believes that its available cash balances, together with anticipated cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements for at least the next 12 months. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings or through additional collaborative arrangements or government grants. Future capital funding transactions may result in dilution to stockholders. There can be no assurance that such capital will be available on favorable terms, if at all.

IMPACT OF THE YEAR 2000

        Computer programs using two rather than four digits to identify the year in a date field may cause computer systems to malfunction in the year 2000. Any computer programs that have time-related software may determine a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in specific business activities.

        Based on a recent assessment, the Company has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that, with upgrades of existing software and/or conversions to new software, the year 2000 issue will not pose significant operational problems for its business activities.

        The Company has initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. The Company anticipates that its costs associated with the upgrade and/or conversion of existing computer software relating to the year 2000 issue is less than $100,000. There can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and will not have an adverse effect on the Company's operations. Estimated costs were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Company's financial statements, together with related notes and report of Ernst & Young, LLP, independent auditors, are listed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, insofar as it relates to directors, will be contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement with respect to the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto. The information relating to executive officers of the Company is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions," and is hereby incorporated by reference thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are being filed as part of this report on Form 10-K:

(a)     Financial Statements.

        Report of Independent Auditors .........................................29

        Balance Sheets as of December 31, 1997 and 1996.........................30

        Statements of Operations for the three
        years ended December 31, 1997...........................................31

        Statements of Stockholders' Equity for
        the three ended December 31, 1997.......................................32

        Statements of Cash Flows for the three years
        ended December 31, 1997.................................................33

        Notes to Financial Statements...........................................34

        Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)     No reports on Form 8-K were filed during the quarter ended December 31,
1997

(c)     Exhibits

        EXHIBIT
        NUMBER.                     DESCRIPTION OF EXHIBIT
        -------                     ----------------------
        3.1(1)        Registrant's Amended and Restated Certificate of Incorporation.
        3.2(1)        Registrant's Bylaws.
        10.1(1)       Form of Indemnity Agreement entered into between the
                      Registrant and each of its directors and executive
                      officers.
        10.2(1)       1996 Equity Incentive Plan.
        10.3(1)       Form of Incentive Stock Option Agreement under the 1996 Equity
                      Incentive Plan.
        10.4(1)       Form of Nonstatutory Stock Option Agreement under the 1996 Equity
                      Incentive Plan.
        10.5(1)       1996 Employee Stock Purchase Plan Offering.
        10.7(1)       Warrant Agreement, dated May 11, 1992, between the
                      Registrant and Comdisco, Inc. to purchase Series A
                      Preferred Stock.
        10.8(1)       Warrant Agreement, dated July 12, 1993, between the
                      Registrant and Comdisco, Inc. to purchase Series B
                      Preferred Stock.
        10.9(1)       Warrant Agreement, dated May 25, 1994, between the
                      Registrant and Comdisco, Inc. to purchase Series C
                      Preferred Stock.
        10.10(1)      Warrant Agreement, dated April 25, 1995, between the
                      Registrant and Comdisco, Inc. to purchase Series D
                      Preferred Stock.
        10.11(1)      Form of Warrant to purchase shares of Series B Preferred
                      Stock of the Registrant.
        10.12(1)      Form of Warrant to purchase shares of Series C Preferred
                      Stock of the Registrant.
        10.13(1)      Series D Preferred Stock Purchase Agreement, dated March
                      1, 1995, between the Registrant and certain investors.
        10.14(1)      Series E Preferred Stock Purchase Agreement, dated April
                      1, 1996, between the Registrant and Baxter Healthcare
                      Corporation.
        10.15(1)      Common Stock Purchase Agreement, dated September 3, 1996 between the
                      Registrant and Baxter Healthcare Corporation.
        10.16(1)      Amended and Restated Investors' Rights Agreement, dated
                      April 1, 1996, among the Registrant and certain investors.
        10.17+(1)     Development, Manufacturing and Marketing Agreement, dated December 10,
                      1993 between the Registrant and Baxter Healthcare Corporation.
        10.18+(1)     Development, Manufacturing and Marketing Agreement, dated April 1,
                      1996, between the Registrant and Baxter Healthcare Corporation.
        10.21(1)      Industrial Real Estate Lease, dated October 1, 1992,
                      between the Registrant and Shamrock Development Company,
                      as amended on May 16, 1994 and December 21, 1995.
        10.22(1)      Real Property Lease, dated August 8, 1996, between the Registrant and
                      S.P. Cuff.
        10.23(1)      Lease, dated February 1, 1996, between the Registrant and
                      Holmgren Partners.
        10.24(1)      First Amendment to Common Stock Purchase Agreement, dated
                      December 9, 1996, between the Registrant and Baxter
                      Healthcare Corporation.
        10.25+(1)     Amendment, dated as of January 3, 1997, to the Agreement
                      filed as Exhibit 10.17.
        10.26(1)      Memorandum of Agreement, dated as of January 3, 1997,
                      between the Registrant and Baxter Healthcare Corporation.
        10.27*        License Agreement, dated as of November 30, 1992, by and among the
                      Company, Miles Inc. and Diamond Scientific Corporation.
        23.1          Consent of Ernst & Young LLP, Independent Auditors.
        27.1          Financial Data Schedule.

--------------

+ Certain portions of this exhibit are subject to a confidential treatment order.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

* Confidential treatment has been requested for certain portions of this exhibit.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cerus Corporation

We have audited the accompanying balance sheets of Cerus Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerus Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                     Ernst & Young LLP

Walnut Creek, California
January 27, 1998, except for
Note 2 as to which the date is March 6, 1998

                                CERUS CORPORATION

                                 BALANCE SHEETS


                                                                                                   DECEMBER 31,
                                                                                             1997                1996
                                                                                         ------------        ------------
        ASSETS
        Current assets:
          Cash and cash equivalents ..............................................       $ 11,603,596        $  6,002,050
          Short-term investments .................................................          9,977,178                --
          Accounts receivable from a related party ...............................          4,376,141             325,515
          Other current assets ...................................................            214,687             206,015
                                                                                         --------------------------------
        Total current assets .....................................................         26,171,602           6,533,580
        Furniture and equipment at cost:
          Laboratory and office equipment ........................................          1,309,950             900,280
          Leasehold improvements .................................................          1,440,863           1,440,863
                                                                                         --------------------------------
                                                                                            2,750,813           2,341,143
          Less accumulated depreciation and amortization .........................          1,718,984           1,156,918
                                                                                         --------------------------------
        Net furniture and equipment ..............................................          1,031,829           1,184,225
        Deferred financing costs .................................................               --               969,142
        Other assets .............................................................            111,725             124,663
                                                                                         --------------------------------
        Total assets .............................................................       $ 27,315,156        $  8,811,610
                                                                                         ================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable .......................................................       $  1,298,868        $    391,267
          Accrued compensation and related expenses ..............................            931,991             631,380
          Accrued third-party toxicology and development expenses ................            896,000             854,300
          Accrued financing costs ................................................               --               413,000
          Other accrued expenses .................................................          1,600,502             514,848
          Deferred revenue .......................................................               --               981,523
          Current portion of capital lease obligations ...........................             69,816              94,130
                                                                                         --------------------------------
        Total current liabilities ................................................          4,797,177           3,880,448

        Capital lease obligations, less current portion ..........................             43,002              92,127

        Commitments and contingencies

        Stockholders' equity:
          Preferred stock, $.001 par value;
           5,000,000 shares authorized: issuable in series; none issued and outstanding at December 31, 1997, 3,001,630 at December 31, 1996;
           aggregate liquidation preference of $24,485,277 at December 31, 1996 ..               --                 3,002
          Common stock, $.001 par value;
           50,000,000 shares authorized: 9,183,629 and 1,928,807 shares issued and
           outstanding at December 31, 1997 and 1996, respectively ...............              9,184               1,929
          Additional paid-in capital .............................................         57,476,775          25,425,529
          Deferred compensation ..................................................           (140,937)           (310,387)
          Notes receivable from stockholders .....................................               --               (75,206)
          Accumulated deficit ....................................................        (34,870,045)        (20,205,832)
                                                                                         --------------------------------
        Total stockholders' equity ...............................................         22,474,977           4,839,035
                                                                                         --------------------------------
        Total liabilities and stockholders' equity ...............................       $ 27,315,156        $  8,811,610
                                                                                         ================================



See accompanying notes.

                                CERUS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                                    YEARS ENDED DECEMBER 31,
                                                                             1997           1996           1995
                                                                         ------------------------------------------
        Revenue:
          Licenses, milestones and development funding from a
             related party ............................................  $  6,190,781   $  2,851,236   $  6,047,579
          Government grants ...........................................       660,066        758,305        751,356
                                                                         ------------------------------------------
        Total revenue .................................................     6,850,847      3,609,541      6,798,935
        Operating expenses:
          Research and development ....................................    19,569,469     12,080,445      8,125,311
          General and administrative ..................................     3,163,012      2,200,018      1,517,152
                                                                         ------------------------------------------
        Total operating expenses ......................................    22,732,481     14,280,463      9,642,463
                                                                         ------------------------------------------
        Loss from operations ..........................................   (15,881,634)   (10,670,922)    (2,843,528)
        Other income (expense):
          Interest income .............................................     1,232,322        482,384        500,028
          Interest expense ............................................       (14,901)       (18,347)       (16,821)
                                                                         ------------------------------------------
        Total other income (expense) ..................................     1,217,421        464,037        483,207
                                                                         ------------------------------------------
        Net loss ......................................................  $(14,664,213)  $(10,206,885)  $ (2,360,321)
                                                                         ==========================================
        Net loss per share - basic and diluted ........................  $      (1.76)  $      (5.98)  $      (1.67)
                                                                         ==========================================
        Shares used in computing net loss per share - basic and diluted     8,351,872      1,705,821      1,415,969
                                                                         ==========================================



See accompanying notes.

                                CERUS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                               PREFERRED STOCK               COMMON STOCK           ADDITIONAL
                                          ------------------------------------------------------      PAID-IN
                                            SHARES        AMOUNT         SHARES         AMOUNT        CAPITAL
                                          ---------------------------------------------------------------------
Balances at December 31, 1994 .......     2,091,593   $      2,092      1,413,272   $      1,413   $ 13,154,907
  Exercise of stock options .........          --             --            4,623              5          1,681
  Issuance of Series D convertible
      preferred stock, net of
      issuance costs of $60,806 .....       529,084            529           --             --        5,494,047
  Issuance of warrants to purchase
      Series D preferred stock ......          --             --             --             --           87,500
  Net loss ..........................          --             --             --             --             --
                                          ---------------------------------------------------------------------
Balances at December 31, 1995 .......     2,620,677          2,621      1,417,895          1,418     18,738,135
  Exercise of stock options .........          --             --          510,912            511        258,411
  Issuance of Series E convertible
     preferred stock, net of issuance
     costs of $100,777 ..............       380,953            381           --             --        5,898,768

  Payment on notes receivable .......          --             --             --             --             --

  Deferred compensation .............          --             --             --             --          530,215
  Amortization of deferred
     compensation ...................          --             --             --             --             --
  Net loss ..........................          --             --             --             --             --
                                          ---------------------------------------------------------------------
Balances at December 31, 1996 .......     3,001,630          3,002      1,928,807          1,929     25,425,529
Public offering of common stock, net
  of expenses of $2,945,259 .........          --             --        2,000,000          2,000     21,052,741
Issuance of common stock ............          --             --          714,080            714     10,542,502
Conversion of preferred stock .......    (3,001,630)        (3,002)     4,412,243          4,412         (3,118)
Issuance of common stock under stock
  option and employee stock purchase
  plans and warrant exercises........          --             --          129,664            130        459,754
Common shares reacquired ............          --             --           (1,165)            (1)          (633)
Payment on notes receivable .........          --             --             --             --             --
Amortization of deferred
     compensation ...................          --             --             --             --             --
Net loss ............................          --             --             --             --             --
                                          ---------------------------------------------------------------------
Balances at December 31, 1997 .......          --     $       --        9,183,629   $      9,184   $ 57,476,775
                                          =====================================================================


                                                        NOTES
                                                      RECEIVABLE                       TOTAL
                                        DEFERRED         FROM         ACCUMULATED   STOCKHOLDERS'
                                      COMPENSATION   STOCKHOLDERS       DEFICIT        EQUITY
                                      ----------------------------------------------------------
Balances at December 31, 1994 .......  $       --     $    (80,588)  $ (7,638,626)  $  5,439,198
  Exercise of stock options .........          --             --             --            1,686
  Issuance of Series D convertible
      preferred stock, net of
      issuance costs of $60,806 .....          --             --             --        5,494,576
  Issuance of warrants to purchase
      Series D preferred stock ......          --             --             --           87,500
  Net loss ..........................          --             --       (2,360,321)    (2,360,321)
                                      ----------------------------------------------------------
Balances at December 31, 1995 .......          --          (80,588)    (9,998,947)     8,662,639
  Exercise of stock options .........          --             --             --          258,922
  Issuance of Series E convertible
     preferred stock, net of issuance
     costs of $100,777 ..............          --             --             --        5,899,149

  Payment on notes receivable .......          --            5,382           --            5,382

  Deferred compensation .............      (530,215)          --             --             --
  Amortization of deferred
     compensation ...................       219,828           --             --          219,828
  Net loss ..........................          --             --      (10,206,885)   (10,206,885)
                                      ----------------------------------------------------------
Balances at December 31, 1996 .......      (310,387)       (75,206)   (20,205,832)     4,839,035
Public offering of common stock, net
  of expenses of $2,945,259 .........          --             --             --       21,054,741
Issuance of common stock ............          --             --             --       10,543,216
Conversion of preferred stock .......          --             --             --           (1,708)
Issuance of common stock under stock
  option and employee stock purchase
  plans and warrant exercises                  --             --             --          459,884
Common shares reacquired ............          --             --             --             (634)
Payment on notes receivable .........          --           75,206           --           75,206
Amortization of deferred
     compensation ...................       169,450           --             --          169,450
Net loss ............................          --             --      (14,664,213)   (14,664,213)
                                      ----------------------------------------------------------
Balances at December 31, 1997 .......  $   (140,937)  $       --     $(34,870,045)  $ 22,474,977
                                      ==========================================================



See accompanying notes.

                                CERUS CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   1997          1996            1995
                                                                              ------------------------------------------
        OPERATING ACTIVITIES
        Net loss ...........................................................  $(14,664,213)  $(10,206,885)  $ (2,360,321)
        Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ....................................       562,066        477,551        369,267
          Amortization of deferred compensation ............................       169,450        219,828           --
          Changes in operating assets and liabilities:
            Accounts receivable from a related party .......................    (4,050,626)      (325,515)          --
             Other current assets ..........................................        (8,672)        52,568         72,220
             Other assets ..................................................        12,938         36,706         42,184
             Accounts payable ..............................................       907,601        133,657       (246,115)
             Accrued compensation and related expenses .....................       300,611        275,869        191,911
             Accrued third-party toxicology and development expenses .......        41,700        854,300       (586,383)
             Other accrued expenses ........................................     1,085,654        472,500         31,582
             Deferred revenue ..............................................      (981,523)      (918,981)      (933,241)
                                                                              ------------------------------------------
        Net cash used in operating activities ..............................   (16,625,014)    (8,928,402)    (3,418,896)

        INVESTING ACTIVITIES
        Purchases of furniture and equipment ...............................      (378,645)      (164,960)      (124,359)
        Purchases of short-term investments ................................   (31,977,178)          --             --
        Sale of short-term investments .....................................     1,000,000           --             --
        Maturities of short-term investments ...............................    21,000,000           --             --
                                                                              ------------------------------------------
        Net cash used in investing activities ..............................   (10,355,823)      (164,960)      (124,359)

        FINANCING ACTIVITIES
        Net proceeds from sale of preferred stock ..........................          --        5,899,149      5,494,576
        Proceeds from issuance of common stock .............................    32,613,983        258,922          1,686
        Payment of fractional shares on preferred stock conversion .........        (1,708)          --             --
        Repurchase of common stock .........................................          (634)          --             --
        Deferred financing costs ...........................................          --         (556,142)          --
        Payments on notes receivable from shareholders .....................        75,206          5,382           --
        Payments on capital lease obligations ..............................      (104,464)      (170,916)       (96,265)
                                                                              ------------------------------------------
        Net cash provided by financing activities ..........................    32,582,383      5,436,395      5,399,997
                                                                              ------------------------------------------
        Net increase (decrease) in cash and cash equivalents ...............     5,601,546     (3,656,967)     1,856,742
        Cash and cash equivalents, beginning of period .....................     6,002,050      9,659,017      7,802,275
                                                                              ------------------------------------------
        Cash and cash equivalents, end of period ...........................  $ 11,603,596   $  6,002,050   $  9,659,017
                                                                              ==========================================
        Supplemental disclosures:
          Interest paid ....................................................  $     14,901   $     18,347   $     16,821
                                                                              ==========================================
        Supplemental schedule of noncash investing and financing activities:
           Issuance of preferred stock warrants in connection with an
            operating lease line ...........................................  $       --     $       --     $     87,500
                                                                              ==========================================
          Capital lease obligations incurred ...............................  $     31,025   $    226,936   $     79,624
                                                                              ==========================================
          Deferred compensation related to stock option grants .............  $       --     $    530,215   $       --
                                                                              ==========================================
          Conversion of preferred stock to common stock ....................  $ 24,534,998   $       --     $       --
                                                                              ==========================================



See accompanying notes.

                                CERUS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Cerus Corporation (the "Company") (formerly Steritech, Inc.), incorporated in California on September 19, 1991, is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens in blood components used for transfusion (platelets, fresh frozen plasma ("FFP") and red blood cells) and inhibiting the leukocyte (white blood cell) activity that is responsible for certain adverse immune and other transfusion-related reactions. The Company has entered into two development and commercialization agreements with Baxter Healthcare Corporation ("Baxter") to develop, manufacture and market these pathogen inactivation systems (see Note 2). The Company has not received any revenues from product sales, and all revenues recognized by the Company to date have resulted from the Company's agreements with Baxter and federal research grants. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on its pathogen inactivation systems that, together with anticipated general and administrative expenses, are expected to result in substantial additional losses in future periods. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES AND RESEARCH AND DEVELOPMENT EXPENSES

     Revenues related to the cost reimbursement provisions under development contracts are recognized as the costs on the project are incurred. Revenues related to milestones specified under development contracts are recognized as the milestones are achieved. Prepaid license fees, included in deferred revenue, are recognized as revenues upon achievement of milestones. Research and development costs are expensed as incurred.

     The Company receives certain United States government grants which support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenues associated with these grants are recognized as costs under each grant are incurred.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with original maturities less than three months to be cash and cash equivalents. Cash equivalents consist principally of short-term money market instruments and commercial paper.

                                CERUS CORPORATION

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS (CONTINUED)

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all debt securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The available-for-sale securities recorded at December 31, 1997 totaled $21,580,375.

     Unrealized gains and losses at December 31, 1997 and 1996 and realized gains and losses for the years then ended were not material. Accordingly, the Company has not made a provision for such amounts in its balance sheets. The cost of securities sold is based on the specific identification method. Substantially, all of the Company's cash, cash equivalents, and short-term investments are maintained by three major financial institutions.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on furniture and equipment is calculated on a straight-line basis over the estimated useful lives of the assets (principally five years for laboratory equipment and furniture and three years for office equipment). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company adopted FAS 123 in 1996. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and has adopted the "disclosure only" alternative described in FAS 123.

INCOME TAXES

     The Company accounts for income taxes based upon Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE - BASIC AND DILUTED

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted for the period ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income
(loss) per share. Unlike primary net income (loss) per share, basic net income
(loss) per share excludes any dilutive effects of options, warrants and convertible securities.

                                CERUS CORPORATION

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE - BASIC AND DILUTED (CONTINUED)

     In February 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued and amends the existing Securities and Exchange Commission staff guidance primarily to give effect to FAS 128. Topic 4.D of SAB 98 revises the instructions regarding the dilutive effects of stock issued for consideration below the initial public offering ("IPO") price or options and warrants to purchase common stock with exercise prices below the IPO price, previously referred to as cheap stock. The new guidance highlights the treatment that should be given to the dilutive effect of common stock or options and warrants to purchase common stock issued for nominal consideration.

     All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 and SAB 98 requirements. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is anti-dilutive.

PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share is computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from convertible preferred shares that automatically converted to common shares upon the closing of the Company's initial public offering (using the as-if-converted method):



                                                                                    YEARS ENDED DECEMBER 31,
                                                                              1997          1996           1995
                                                                         ------------------------------------------
        Net loss ......................................................  $(14,664,213)  $(10,206,885)  $ (2,360,321)
                                                                         ==========================================

        Weighted average common shares outstanding ....................     8,351,872      1,705,821      1,415,969
        Adjustment  to reflect the effect of the assumed  conversion of
           convertible preferred stock ................................          --        4,202,396      3,722,770
                                                                         ------------------------------------------
        Shares used in  computing  pro forma basic and diluted net loss
           per share ..................................................     8,351,872      5,908,217      5,138,739
                                                                         ==========================================

        Pro forma basic and diluted net loss per share ................  $      (1.76)  $      (1.73)  $      (0.46)
                                                                         ==========================================

     Common stock equivalents are excluded from the diluted net loss per share calculation, as the effect is anti-dilutive.

RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain balances in the 1996 financial statements have been reclassified to conform to the current year financial statement presentation.

                                CERUS CORPORATION

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


2. LICENSING AGREEMENTS WITH BAXTER HEALTHCARE CORPORATION, A RELATED PARTY OF THE COMPANY

    In December 1993, Cerus entered into a development and commercialization agreement with Baxter Healthcare Corporation ("Baxter") to develop a system for inactivation of pathogens in platelets. The agreement provides for Baxter to make an equity investment and certain up-front license and milestone payments. The agreement further provides for Baxter and the Company to generally share system development costs equally, subject to mutually agreed budgets established from time to time. The agreement also provides for a sharing of revenue from sales of inactivation system disposables, after each party is reimbursed for its cost of goods above a specified level. In January 1997, the Company and Baxter amended the agreement to provide that the Company would receive an additional 2.2% of the adjusted product revenue from the sale of the platelet pathogen inactivation system disposables in return for payment by the Company to Baxter of $5.5 million in 1997 in four equal quarterly installments for development costs.

    In January and July 1995, Cerus received approximately $2.6 million from Baxter in connection with interim funding agreements related to the development of pathogen inactivation systems for plasma for transfusions (fresh frozen plasma or "FFP") and red blood cells. In April 1996, Cerus entered into a second development and commercialization agreement with Baxter, principally focused on the FFP and red blood cell pathogen inactivation systems. The agreement provides for Baxter to make certain equity investments, including two future milestone-based investments of $5 million each at 120% of the market price at the time of the investment. The agreement further provides for Baxter and the Company to generally share development costs of the systems equally, subject to mutually agreed budgets established from time to time. The agreement also provides for the Company and Baxter to share gross profits from the sale of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administration expenses.

    Through December 31, 1997, Baxter has paid the Company up-front license fees and milestone and development payments totaling $14.8 million and has invested $17.5 million in the capital stock of the Company under the agreements described above.

                                CERUS CORPORATION

2. LICENSING AGREEMENTS WITH BAXTER HEALTHCARE CORPORATION, A RELATED PARTY OF THE COMPANY (CONTINUED)

    Under the agreements, all research, development, preclinical and clinical costs of the pathogen inactivation projects are shared by Cerus and Baxter. Because more of such research and development is typically performed internally at Cerus than at Baxter and because Cerus is generally responsible for engaging third parties to perform certain aspects of these projects, the Company's research and development expenses have exceeded its share of expenses. As a result, the Company has recognized revenue from Baxter, giving rise to a receivable due from Baxter and corresponding periodic balancing payments to the Company. At December 31, 1997, the amount of the Baxter receivable was approximately $4.4 million. On February 13, 1998, Baxter paid Cerus approximately $4.5 million in satisfaction of such receivable and anticipated adjustments. Through December 31, 1997, the Company had recognized approximately $19.2 million in revenue under its agreements with Baxter, including the license fee and milestone and development funding amounts described above.

    In March 1998, the Company and Baxter entered into an amendment to the April 1996 agreement providing that, to the extent the approved spending for 1998 for the red blood cell project exceeds $7.3 million, Cerus will fund all expenses for the red blood cell project in 1998 in excess of such amount, up to the amount of the approved budget. To compensate Cerus for such excess expenditures, Baxter will fully fund the first expenditures under the approved budget for the red blood cell project for 1999 in an amount equal to such excess expenditures, after which the parties shall equally share the expenses of the red blood cell project. If for any reason there is not an approved budget for the red blood cell project for 1999, Baxter will fully fund the first expenditures for 1999 under the approved budget for such other Cerus-Baxter program or programs as Cerus shall designate in an amount equal to the Cerus 1998 excess expenditures. If by July 1, 1999, however, there is not an approved budget for such other Cerus-Baxter program or programs that is at least equal to such excess expenditures, Baxter will promptly pay to Cerus one-half of the amount by which the excess expenditures exceed the amount of expenditures to be funded by Baxter. Cerus anticipates that the expenditures for 1998 for the FFP program will exceed the previously approved budget. Cerus and Baxter are in discussion regarding the level of funding each company will support in 1998 for the FFP program.

    As of December 31, 1997, Baxter owned 1,457,830 shares of the common stock of the Company, representing approximately 15.9% of the outstanding common stock of the Company. Baxter has agreed that it will not at any time, nor will it permit any of its affiliates, to own capital stock of the Company having 20.1% or more of the outstanding voting power of the Company. Such restrictions on stock purchases will not apply in the event a third party makes a tender offer for a majority of the outstanding voting securities of the Company or if the Board of Directors of the Company determines to liquidate or sell to a third party substantially all of the assets or a majority of the voting securities of the Company or to approve a merger or consolidation in which the Company's stockholders will not own a majority of the voting securities of the surviving entity.

    Revenue relating to licenses, milestones and development funding for all periods presented are as a result of agreements with Baxter.

                                CERUS CORPORATION

3.  INVESTMENTS

     Investments classified as available-for-sale as of December 31, 1997, were as follows:

        Money market mutual funds ......................   $  4,584,900
        U.S. government obligations ....................      5,092,388
        Commercial paper ...............................     11,903,086
                                                           ------------
        Total investments ..............................     21,580,374
        Less: amounts classified as cash equivalents ...    (11,603,196)
                                                           ============
        Short-term investments .........................   $  9,977,178
                                                           ============


4.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year which require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments.

     Capital lease obligations represent the present value of future rental payments under capital lease agreements for laboratory and office equipment. The original cost and accumulated amortization on the equipment under capital leases is $444,994 and $269,941, respectively, at December 31, 1997 and $413,969 and $161,472, respectively, at December 31, 1996.

     Future minimum payments under capital and operating leases are as follows:


                                                       CAPITAL  OPERATING
         YEAR ENDING DECEMBER 31,                      LEASES    LEASES
                                                      ------------------
         1998 ......................................  $ 78,648  $529,009
         1999 ......................................    32,541   172,205
         2000 ......................................     8,389      --
         2001 ......................................     4,893      --
                                                      ------------------
         Total minimum lease payments ..............   124,471  $701,214
                                                                ========
        Amount representing interest ...............    11,653
                                                      --------
        Present value of net minimum lease payments    112,818
        Current portion ............................    69,816
                                                      --------
        Long-term portion ..........................  $ 43,002
                                                      ========

     Rent expense for office facilities and certain equipment was $677,501, $732,302 and $801,632 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                CERUS CORPORATION

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

TRADE SECRET MATTER

     In August 1996, an Australian entity, alleged that its unspecified trade secrets and know-how were used in the development by the Company of unspecified compounds for the Company's red blood cell program without its consent. This entity has indicated that it is seeking compensation in the form of royalties or a lump-sum payment. Based on its investigation of the matter to date, the Company believes that the claims are without merit. However, any future litigation involving these allegations would be subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. There can be no assurance that, if a lawsuit were commenced, it would not be decided against the Company, in which case, settlement of this claim could have a material adverse effect upon the Company's business, financial condition and results of operations.


5.  STOCKHOLDERS' EQUITY

COMMON STOCK

     On January 30, 1997, the Company completed an initial public offering of 2,000,000 shares of common stock at $12.00 per share. The Company received net proceeds of $21.1 million. In conjunction with the initial public offering, the Company sold an additional 496,878 shares of its common stock to Baxter for an aggregate purchase price of approximately $5.5 million. Additionally, at the time of the initial public offering, 33,315 warrants to purchase 47,605 shares of common stock were exercised for an aggregate price paid to the Company of $183,000 and Series A, B, C, D and E preferred stock converted into 4,412,243 shares of common stock.

1992 STOCK OPTION PLAN

     In January 1992, the Company's Board of Directors approved the 1992 Stock Option Plan (the "Plan"), which provides for the grant of stock options to purchase up to 588,000 of the Company's common stock. On May 18, 1996, the Company's Board of Directors approved an increase in the number of shares of common stock reserved for issue under the Plan from 588,000 to 1,029,000. Under the Plan, two types of options may be granted: Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs"). The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NQSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. The option term is 10 years. Vesting, as determined by the Board of Directors, generally occurs ratably over four years. In the event option holders cease to be employed by the Company, except in the event of death or disability or as otherwise provided in the option grant, all unvested options are forfeited and all vested options must be exercised within a three-month period, otherwise the options are forfeited. Options granted are immediately exercisable and unvested (but issued) shares are subject to repurchase by the Company if the holder is no longer employed by the Company. As of December 31, 1997, 84,173 shares were subject to this repurchase provision.

     On July 24, 1996, the Company adopted the 1996 Equity Incentive plan (the "Incentive Plan") (approved by the stockholders in January 1997) as an amendment and restatement of the Company's 1992 Stock Option Plan, and reserved an additional 441,000 shares of common stock for issuance thereunder. The Incentive Plan provides for grants of incentive stock options to employees and non statutory stock options, restricted stock purchase awards, stock appreciation rights and stock bonuses to employees, directors and consultants of the Company.

                                CERUS CORPORATION

5.  STOCKHOLDERS' EQUITY (CONTINUED)

1992 STOCK OPTION PLAN (CONTINUED)

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

      "As adjusted" information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options and grants under its employee stock purchase plan described below under the fair value method of that Statement. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  YEARS ENDED DECEMBER 31,
                                               1997        1996        1995
                                            ---------------------------------
     Expected dividend yield ..........          0%          0%          0%
     Expected volatility ..............        .7424       .5925       .5925
     Risk-free interest rate ..........        6.13%       5.09%       5.35%
     Expected life of the option ......     2.6 years     5 years     5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and purchased shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of "as adjusted" disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying FAS 123 on "as adjusted" net loss are not likely to be representative of the effects on reported net loss/income for future years. The Company's reported and "as adjusted" information at December 31 follows:

                                                                   1997                1996              1995
                                                              ----------------------------------------------------
     Net loss, as reported ...............................      $(14,664,213)      $(10,206,885)      $(2,360,321)
     Net loss, "as adjusted" .............................       (14,966,213)       (10,509,885)       (2,365,321)
     Net loss per share - basic and diluted, as reported .             (1.76)             (5.98)            (1.67)
     Net loss per share - basic and diluted, "as adjusted"             (1.79)             (6.16)            (1.67)

                                CERUS CORPORATION

5.  STOCKHOLDERS' EQUITY (CONTINUED)

1992 STOCK OPTION PLAN (CONTINUED)

     Activity under the Plan is set forth below:


                                                                          OUTSTANDING OPTIONS
                                                                   ----------------------------------    WEIGHTED AVERAGE
                                                                      NUMBER OF           PRICE         EXERCISE PRICE OF
                                                                       SHARES           PER SHARE       SHARES UNDER PLAN
                                                                   ---------------------------------------------------------
Balances at December 31, 1994...................................         498,256    $ .262-    .544
  Granted.......................................................          75,705               .714        $   .714
  Cancelled.....................................................         (63,290)     .262-    .544            .376
  Exercised.....................................................          (4,623)     .262-    .544            .365
                                                                   ---------------------------------------------------------
Balances at December 31, 1995...................................         506,048      .262-    .714            .670
  Granted.......................................................         418,126      .714-  10.200           2.533
  Cancelled.....................................................          (5,879)              .714            .714
  Exercised.....................................................        (510,912)     .262-   2.721            .344
                                                                   ---------------------------------------------------------
Balances at December 31, 1996...................................         407,383       .262- 10.200           2.523
  Granted.......................................................          51,300     10.625- 23.875          14.925
  Cancelled.....................................................         (10,184)      .544-  4.082           3.240
  Exercised.....................................................         (61,229)      .262-  2.721           1.045
                                                                   ---------------------------------------------------------
Balances at December 31, 1997...................................         387,270    $  .262- 23.875         $ 4.380
                                                                   =========================================================


     The weighted average fair value of options granted during 1997, 1996 and 1995 is $8.107, $6.005 and $1.024 per share, respectively. Options to purchase 507,116 shares of common stock were available for future grant.

     The following table summarizes information concerning outstanding and vested options as of December 31, 1997:


                                               OPTIONS OUTSTANDING                                       OPTIONS VESTED
                               ----------------------------------------------------     ---------------------------------------
                                                   WEIGHTED
                                                   AVERAGE                                                    WEIGHTED
                                 NUMBER OF        REMAINING      WEIGHTED AVERAGE         NUMBER OF            AVERAGE
  RANGE OF EXERCISE PRICES         SHARES      CONTRACTUAL LIFE   EXERCISE PRICE            SHARES         EXERCISE PRICE
------------------------------ --------------- ----------------- ------------------     ---------------------------------------
$0.262-0.7143.............          47,033            6.82         $     0.611                38,247      $     0.598
$2.721-4.082..............         274,605            8.38         $     2.814               106,879      $     2.801
$8.163-14.000.............          53,932            9.28         $    11.952                 9,962      $    10.877
$19.000-23.875............          11,700            9.87         $    21.375                     -                -
                               =============== ================= ==================     =======================================
                                   387,270            8.36         $     4.380               155,088      $     2.776
                               =============== ================= ==================     =======================================

                                CERUS CORPORATION

     The Company recognized deferred compensation of $530,215 for the difference between the exercise price and deemed fair value of certain stock options granted during the year ended December 31, 1996. This amount is being amortized by periodic charges to operations over the four year vesting periods of the individual options. Amortization expense related to deferred compensation totaled $169,450 and $219,828 for the years ended December 31, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     On July 24, 1996, the Company's Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") (approved by the stockholders in January 1997) covering an aggregate 220,500 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. During 1997, employees purchased 20,830 shares under the Purchase Plan. At December 31, 1997, 199,670 shares were available for issuance.

WARRANTS

     The Company had the following warrants issued in connection with an operating lease line, outstanding at December 31, 1997 to purchase shares of common stock, all of which expire in February 2002:

                           NUMBER           EXERCISE             DATE
                          OF SHARES      PRICE PER SHARE        ISSUED
                          ---------      ---------------        ------
                            30,545          $2.62               May 1992

                             5,805          $3.45              July 1993

                             9,187          $5.44               May 1994

                             6,615          $7.14             April 1995
                        ==============
                            52,152
                        ==============

                                CERUS CORPORATION

5.  STOCKHOLDERS' EQUITY (CONTINUED)

REINCORPORATION AND STOCK SPLIT

     On January 14, 1997, the Company effected a stock split of all outstanding shares of common stock such that each share of common stock will be split into
1.47 shares of common stock. All common shares in the accompanying financial statements have been retroactively adjusted to reflect the stock split. In connection with the stock split, the conversion and exercise provisions of the outstanding shares of preferred stock, stock options and warrants have been adjusted accordingly. At the same time, the Board authorized the Company to proceed with the reincorporation of the Company into Delaware. Upon the reincorporation, the authorized stock of the Company became 5,000,000 shares of preferred stock, par value $.001 per share, and 50,000,000 shares of common stock, par value $.001 per share. Also upon reincorporation, the Board of Directors received the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, and terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.


6.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                            DECEMBER 31,
                                                                        1997            1996
                                                                   -----------------------------
     Net operating loss carryforward ..........................    $ 10,200,000     $  6,400,000
     Research and development credit carryforward .............       1,600,000          800,000
     Certain expenses not currently deductible for tax purposes       2,200,000             --
     Deferred revenue .........................................            --            400,000
     Capitalized research and development .....................         900,000          400,000
     Other ....................................................         300,000          200,000
                                                                   -----------------------------
     Gross deferred tax assets ................................      15,200,000        8,200,000
     Valuation allowance ......................................     (15,200,000)      (8,200,000)
                                                                   -----------------------------
     Net deferred tax assets ..................................    $       --       $       --
                                                                   =============================

                                CERUS CORPORATION

6.  INCOME TAXES (CONTINUED)

     The valuation allowance increased by $7,000,000 and $4,000,000 for the fiscal years ended in 1997 and 1996, respectively. The increase is primarily attributable to the increase in the net operating loss and tax credit carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the need for FDA approval of the Company's products prior to commercialization, expected near-term future losses, the nature of the Company's deferred tax assets, the lack of firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years. The valuation allowance at December 31, 1997 includes $400,000 related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase in stockholders' equity rather than as a reduction in the income tax provision.

     Although management's operating plans assume, beyond the near-term, taxable and operating income in future periods, management's evaluation of all available information in assessing the realizability of the deferred tax assets in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," indicates that such plans are subject to considerable uncertainty. Therefore, the valuation allowance has been increased to fully reserve the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $27,800,000 for federal and $14,100,000 for state income tax purposes. The Company also had research and development tax credit carryforwards of approximately $1,200,000 for federal income tax purposes and approximately $400,000 for state income tax purposes at December 31, 1997. The federal net operating loss and tax credit carryforwards expire between the years 2007 and 2012. The state net operating loss carryforward expires in 2001 and 2002.

     Utilization of the Company's net operating losses and credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.


7.  RETIREMENT PLAN

     The Company maintains a defined contribution savings plan (the "401(k) Plan") that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers all employees of the Company. Under the terms of the 401(k) Plan, employees may contribute varying amounts of their annual compensation. The Company may contribute a discretionary percentage of qualified individual employee's salaries, as defined, to the 401(k) Plan. Company contributions of $3,500 and $2,700 were charged to operations in 1996 and 1995, respectively, in order to cover certain costs of the 401(k) Plan. The Company did not contribute to the 401(k) Plan in 1997.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 6th day of March, 1998.


                                       CERUS CORPORATION



                                       By:  /s/ Stephen T. Isaacs
                                          --------------------------------------
                                           Stephen T. Isaacs
                                           President and Chief Executive Officer


        Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.


           SIGNATURE                                TITLE                                 DATE
           ---------                                -----                                 ----


/s/ Stephen T. Isaacs                 President, Chief Executive Officer and           March 6, 1998
---------------------------------
         Stephen T. Isaacs            Director
                                     (Principal Executive Officer)                     March 6, 1998


/s/ David S. Clayton                  Vice President, Finance and Chief Financial      March 6, 1998
---------------------------------
          David S. Clayton            Officer
                                      (Principal Financial and Accounting Officer)     March 6, 1998

/s/ B. J. Cassin                      Chairman of the Board
---------------------------------
            B. J. Cassin


/s/ John E. Hearst                    Director                                         March 6, 1998
---------------------------------
           John E. Hearst


/s/ Peter H. McNerney                 Director                                         March 6, 1998
---------------------------------
         Peter H. McNerney


/s/ Dale A. Smith                     Director                                         March 6, 1998
---------------------------------
           Dale A. Smith


/s/ Henry E. Stickney                 Director                                         March 6, 1998
---------------------------------
         Henry E. Stickney

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER.                     DESCRIPTION OF EXHIBIT
        -------                     ----------------------
        3.1(1)        Registrant's Amended and Restated Certificate of Incorporation.
        3.2(1)        Registrant's Bylaws.
        10.1(1)       Form of Indemnity Agreement entered into between the
                      Registrant and each of its directors and executive
                      officers.
        10.2(1)       1996 Equity Incentive Plan.
        10.3(1)       Form of Incentive Stock Option Agreement under the 1996 Equity
                      Incentive Plan.
        10.4(1)       Form of Nonstatutory Stock Option Agreement under the 1996 Equity
                      Incentive Plan.
        10.5(1)       1996 Employee Stock Purchase Plan Offering.
        10.7(1)       Warrant Agreement, dated May 11, 1992, between the
                      Registrant and Comdisco, Inc. to purchase Series A
                      Preferred Stock.
        10.8(1)       Warrant Agreement, dated July 12, 1993, between the
                      Registrant and Comdisco, Inc. to purchase Series B
                      Preferred Stock.
        10.9(1)       Warrant Agreement, dated May 25, 1994, between the
                      Registrant and Comdisco, Inc. to purchase Series C
                      Preferred Stock.
        10.10(1)      Warrant Agreement, dated April 25, 1995, between the
                      Registrant and Comdisco, Inc. to purchase Series D
                      Preferred Stock.
        10.11(1)      Form of Warrant to purchase shares of Series B Preferred
                      Stock of the Registrant.
        10.12(1)      Form of Warrant to purchase shares of Series C Preferred
                      Stock of the Registrant.
        10.13(1)      Series D Preferred Stock Purchase Agreement, dated March
                      1, 1995, between the Registrant and certain investors.
        10.14(1)      Series E Preferred Stock Purchase Agreement, dated April
                      1, 1996, between the Registrant and Baxter Healthcare
                      Corporation.
        10.15(1)      Common Stock Purchase Agreement, dated September 3, 1996 between the
                      Registrant and Baxter Healthcare Corporation.
        10.16(1)      Amended and Restated Investors' Rights Agreement, dated
                      April 1, 1996, among the Registrant and certain investors.
        10.17+(1)     Development, Manufacturing and Marketing Agreement, dated December 10,
                      1993 between the Registrant and Baxter Healthcare Corporation.
        10.18+(1)     Development, Manufacturing and Marketing Agreement, dated April 1,
                      1996, between the Registrant and Baxter Healthcare Corporation.
        10.21(1)      Industrial Real Estate Lease, dated October 1, 1992,
                      between the Registrant and Shamrock Development Company,
                      as amended on May 16, 1994 and December 21, 1995.
        10.22(1)      Real Property Lease, dated August 8, 1996, between the Registrant and
                      S.P. Cuff.
        10.23(1)      Lease, dated February 1, 1996, between the Registrant and
                      Holmgren Partners.
        10.24(1)      First Amendment to Common Stock Purchase Agreement, dated
                      December 9, 1996, between the Registrant and Baxter
                      Healthcare Corporation.
        10.25+(1)     Amendment, dated as of January 3, 1997, to the Agreement
                      filed as Exhibit 10.17.
        10.26(1)      Memorandum of Agreement, dated as of January 3, 1997,
                      between the Registrant and Baxter Healthcare Corporation.
        10.27*        License Agreement, dated as of November 30, 1992, by and among the
                      Company, Miles Inc. and Diamond Scientific Corporation.
        23.1          Consent of Ernst & Young LLP, Independent Auditors.
        27.1          Financial Data Schedule.

--------------

+ Certain portions of this exhibit are subject to a confidential treatment order.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

* Confidential treatment has been requested for certain portions of this exhibit.