Form 10-K/A
period 1997-12-31
CERUS CORP
filed 1998-04-30
CIK 1020214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on April 29, 1998, was $65,009,802.

        As of April 30, 1998, there were 9,243,443 shares of the registrant's common stock outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART III ................................................................................  1

Item 10. Directors and Executive Officers of the Registrant..............................  1

Item 11. Executive Compensation..........................................................  2

Item 12. Security Ownership of Certain Beneficial Owners and Management..................  5

Item 13. Certain Relationships and Related Transactions..................................  6

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  7



                                       i.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    Set forth below is biographical information regarding directors of the Company.

NAME                                          POSITION WITH THE COMPANY
----                                          -------------------------
B.J. Cassin (1) (2)                           Chairman of the Board

Stephen T. Isaacs                             President, Chief Executive Officer and Director

John E. Hearst, Ph.D., D.Sc.                  Vice President, New Science Opportunities and
                                              Director

Peter H. McNerney (1)                         Director

Dale A. Smith                                 Director

Henry E. Stickney (2)                         Director

----------
(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.


        The Board of Directors is divided into three classes, each class having a three-year term. Dr. Hearst and Mr. Stickney are Class I directors, whose terms expire in 1998; Mr. Isaacs and Mr. Smith are Class II directors, whose terms expire in 1999; and Mr. Cassin and Mr. McNerney are Class III directors, whose terms expire in 2000.

        B. J. CASSIN, 64, has served as Chairman of the Board of the Company since January 1992. Mr. Cassin has been a private venture capitalist since 1979. Previously, Mr. Cassin co-founded Xidex Corporation, a manufacturer of data storage media, in 1969. Mr. Cassin is currently a director of Advanced Fibre Communications and a number of private companies.

        STEPHEN T. ISAACS, 49, founded the Company in September 1991 and has served as President, Chief Executive Officer and a member of the Board of Directors since that time. Mr. Isaacs was previously President and Chief Executive Officer of HRI, a research and development company, from September 1984 to December 1996. From 1975 to 1986, Mr. Isaacs held a faculty research position at the University of California at Berkeley.

        JOHN E. HEARST, PH.D., D.SC., 62, is a co-founder of the Company, and he has been its Vice President, New Science Opportunities since July 1996. From January 1996 until July 1996, Dr. Hearst served as Director, New Science Opportunities. He has served as a member of the Board of Directors of the Company since September 1991. Dr. Hearst has been a Professor of Chemistry at the University of California at Berkeley since 1972. In 1984, Dr. Hearst co-founded HRI, a research and development company.

        PETER H. MCNERNEY, 47, has served as a member of the Board of Directors of the Company since October 1992. Mr. McNerney has been a General Partner of Coral Ventures, a venture capital investment firm, since 1992. Prior to that, Mr. McNerney was a Managing Partner of Kensington Group, a management consulting firm, from 1989 to 1992. Mr. McNerney serves as a director for Aksys, Ltd. and Biomira, Inc.

        DALE A. SMITH, 66, has served as a member of the Board of Directors of the Company since March 1994. From 1978 to July 1995, Mr. Smith was Group Vice President of Baxter Healthcare Corporation. Mr. Smith serves as a director of Vical, Inc.

        HENRY E. STICKNEY, 65, has served as a member of the Board of Directors of the Company since January 1992. In 1988, Mr. Stickney founded Health IQ Corporation (formerly, Reimbursement Dynamics, Inc.), a medical consulting company specializing in health care economics and reimbursement issues, and has served as its chief executive officer since that time.

        The biographical information relating to executive officers of the Company is contained in Part I of the Company's Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were complied with except that Mr. Stickney filed one Form 4 late in connection with an option exercise in November 1997.


ITEM 11.    EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS

        Directors currently do not receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for certain expenses in connection with attendance at Board and Committee meetings. There are no standard arrangements pursuant to which directors receive equity compensation, although they are eligible to receive awards under the Company's 1996 Equity Incentive Plan (the "Plan").

        The Plan provides for the grant of incentive stock options and stock appreciation rights appurtenant thereto to employees (including officers and employee-directors) and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Plan generally may not exceed 10 years. The exercise price of options granted under the Plan is determined by the Board of Directors, provided that the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of the option grant and the exercise price of a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant. Options granted under the Plan vest at the rate specified in the option agreement. Restricted stock purchase awards granted under the Plan may be granted pursuant to a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Restricted stock purchases must be at a price equal to at least 85% of the stock's fair market value on the award date, but stock bonuses may be awarded in consideration of past services without a purchase payment. Upon certain changes in control of the Company, all outstanding awards under the Plan will either be assumed, continued or substituted by the surviving entity. If the surviving entity determines not to assume, continue or substitute such awards, with respect to persons then performing services as employees, directors or consultants, the time during which such awards may be exercised will be accelerated and the awards terminated if not exercised prior to such change in control. There were no awards to directors under the Plan in 1997. During 1997, Mr. Stickney exercised options for 29,400 shares of Common Stock.

COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth, for the fiscal years ended December 31, 1996 and 1997, the compensation awarded to or earned by the Company's Chief Executive Officer and the other executive officers whose combined salary and bonus for the year ended December 31, 1997 was in excess of $100,000 (collectively, the "Named Executive Officers"):


                         SUMMARY COMPENSATION TABLE (1)

                                                                                          LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION                            AWARDS
                                      -------------------------------------------------   ----------------------
        NAME AND                     FISCAL                                                SECURITIES UNDERLYING     ALL OTHER
   PRINCIPAL POSITION                 YEAR             SALARY($)               BONUS($)         OPTIONS(#)        COMPENSATION($)(2)
   ------------------                 ----             ---------               --------         ----------        ------------------
Stephen T. Isaacs                     1997             260,000                 60,000                     --              --
  President and Chief                 1996             230,833                 61,290(3)              36,750           1,110
  Executive Officer

David S. Clayton (4)                  1997             101,168(5)              22,500                     --              --
  Vice President, Finance             1996             160,200(6)              41,677                 67,179              --
  and Chief Financial
  Officer

Laurence M. Corash                    1997             235,000                 35,000                     --              --
  Vice President, Medical             1996             179,870                 26,945(7)              29,400             813
  Affairs

John E. Hearst                        1997             153,000(8)              20,000                     --              --
  Vice President, New                 1996             138,958(8)              15,839(9)               7,530             722
  Science Opportunities

----------

(1) In accordance with the rules of the Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2) Reflects reimbursement for the amount of taxes payable in connection with forgiveness of interest.

(3) Includes $1,290 of interest forgiven.

(4) Mr. Clayton has advised the Company that, effective June 16, 1998, he will return to his consulting practice, and that he intends to provide services to the Company as a consultant until such time as a permanent chief financial officer is engaged.

(5) Based on an annual salary of $165,000. Mr. Clayton was on medical leave, during which he worked part time, from June to November.

(6) Includes amounts paid as consulting fees prior to commencement of full-time employment in May 1996.

(7) Includes $945 of interest forgiven.

(8) Reflects salary for employment at 80% of full time.

(9) Includes $839 of interest forgiven.

                        STOCK OPTION GRANTS AND EXERCISES

        The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended December 31, 1997. The Named Executive Officers did not exercise any stock options during the fiscal year ended December 31, 1997. The following table sets forth for each of the Named Executive Officers the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 1997:



   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                                            VALUE OF UNEXERCISED
                                                 NUMBER OF SECURITIES       IN-THE-MONEY OPTIONS
                                                UNDERLYING UNEXERCISED          AT FY-END ($)
NAME                                            OPTIONS AT FY-END (#)           EXERCISABLE/
                                              EXERCISABLE/UNEXERCISABLE         UNEXERCISABLE
                                              ---------------------------   ----------------------
Stephen T. Isaacs
  President and Chief Executive Officer                36,750/0                   270,890/0

David S. Clayton
  Vice President, Finance and Chief
  Financial Officer                                         0/0                         0/0

Laurence M. Corash
  Vice President, Medical Affairs                      29,400/0                   219,912/0

John E. Hearst
  Vice President, New Science Opportunities             7,350/0                    54,978/0

----------
(1) Value realized and value of unexercised in-the-money options are based on the per share deemed values at the exercise date and at year end, respectively, determined after the date of grant solely for financial accounting purposes, less the exercise price payable for such shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of April 30, 1998 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                       BENEFICIAL OWNERSHIP (1)
                                                     ----------------------------
                                                                       PERCENT OF
                 BENEFICIAL OWNER                    NUMBER OF SHARES   TOTAL (%)
                 ----------------                    ----------------   ---------
Baxter Healthcare Corporation                             1,457,830        15.8
  One Baxter Parkway
  Deerfield, IL 60015

Coral Partners II, a limited partnership (2)              1,321,914        14.3
  60 South Sixth Street
  Suite 3510
  Minneapolis, MN 55402

Stephen T. Isaacs (3)                                       350,931         3.8

David S. Clayton (4)                                         60,845           *

Laurence M. Corash (5)                                      260,925         2.8

John E. Hearst (6)                                          249,475         2.7

B.J. Cassin (7)                                             315,913         3.4

Peter H. McNerney (2)                                     1,321,914        14.3
  Coral Group, Inc.
  60 South Sixth Street
  Suite 3510
  Minneapolis, MN 55402

Dale A. Smith (8)                                            14,700           *

Henry E. Stickney (9)                                       112,102         1.2

All directors and executive officers                      2,686,805        28.7
  as a group (8 persons)(10)



 *  Less than one percent (1%).

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes 95,550 shares of stock subject to options and warrants currently exercisable or convertible within 60 days of the date of this table. Applicable percentages are based on 9,243,443 shares outstanding on April 30, 1998, adjusted as required by rules promulgated by the SEC.

(2) Includes 852,429 shares held by Coral Partners II, 463,749 shares held by Coral Partners IV and 5,736 shares held by Peter H. McNerney. Mr. McNerney is a General Partner of Coral Partners II and Coral Partners IV and disclaims beneficial ownership of the shares held by such entities except to the extent of his proportionate partnership interest therein.

(3) Includes 7,350 shares held by Stephen T. Isaacs and Kathryn Macbride as trustees for the Alexandra Isaacs Irrevocable Trust and 7,350 shares held by Stephen T. Isaacs and Kathryn Macbride as trustees for the Megan

    Isaacs Irrevocable Trust. Includes 36,750 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 17,610 shares would be subject to a right of repurchase in favor of the Company.

(4) Includes 17,640 shares which are subject to a right of repurchase in favor of the Company that expires in increments during Mr. Clayton's consultancy.

(5) Includes 29,400 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 14,088 shares would be subject to a right of repurchase in favor of the Company.

(6) Includes 209,474 shares held by the Hearst Revocable Trust, 14,700 shares held by the David Paul Hearst Irrevocable Trust and 14,700 shares held by the Leslie Jean Hearst Irrevocable Trust. Includes 7,350 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 3,522 shares would be subject to a right of repurchase in favor of the Company.

(7) Includes 256,372 shares held by Brendan Joseph Cassin and Isabel B. Cassin, Trustees of the Cassin Family Trust, 44,841 shares held by Cassin Family Partners, a California Limited Partnership, and 14,700 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 7,044 shares would be subject to a right of repurchase in favor of the Company.

(8) Includes 14,700 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 4,594 shares would be subject to a right of repurchase in favor of the Company.

(9) Includes 18,302 shares held by Mr. Stickney as Trustee of the Stickney Family Trust and 7,657 shares which are subject to a right of repurchase by the Company that expires ratably through May 2000.

(10) Includes information contained in the notes above, as applicable.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


BAXTER HEALTHCARE CORPORATION

        The Company is a party to agreements with Baxter Healthcare Corporation ("Baxter") for the development and commercialization of platelet, FFP and red cell inactivation systems, and has sold and issued to Baxter shares of the Company's capital stock pursuant to certain stock purchase agreements. In October 1997, the Company issued 217,202 shares of Common Stock to Baxter at $23.02 per share for a total consideration of approximately $5.0 million. Baxter currently holds approximately 1,457,830 shares of the Company's Common Stock, or 15.8%, and has paid the Company an aggregate of approximately $36.8 million, consisting of $17.5 million in equity investments and $19.3 million in development and milestone payments under various development and commercialization agreements.

INDEMNIFICATION AND LIMITATION OF DIRECTOR AND OFFICER LIABILITY

        In July 1996, the Board authorized the Company to enter into indemnity agreements with each of the Company's directors, executive officers, Controller and Director of Finance. The form of indemnity agreement provides that the Company will indemnify against any and all expenses of the director or executive officer who incurred such expenses because of his or her status as a director or executive officer, to the fullest extent permitted by the Company's Bylaws and Delaware law. In addition, the Company's Bylaws provide that the Company shall indemnify its directors and executive officers to the fullest extent permitted by Delaware law, subject to certain limitations, and may also secure insurance, to the fullest extent permitted by Delaware law, on behalf of any director, officer, employee or agent against any expense, liability or loss arising out of his or her actions in such capacity.

        The Company's Restated Certificate contains certain provisions relating to the limitation of liability of directors. The Company's Restated Certificate provides that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock repurchases or redemptions, or (iv) for any transaction from which the director derived an improper benefit. If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of a Company director shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended. The provision in the Restated Certificate does not eliminate the duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.


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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)     Exhibits

        EXHIBIT
        NUMBER                      DESCRIPTION OF EXHIBIT
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

        10.23(1)      Lease, dated February 1, 1996, between the Registrant and
                      Holmgren Partners.

        10.24(1)      First Amendment to Common Stock Purchase Agreement, dated
                      December 9, 1996, between the Registrant and Baxter
                      Healthcare Corporation.

        10.25+(1)     Amendment, dated as of January 3, 1997, to the Agreement
                      filed as Exhibit 10.17.

        10.26(1) Memorandum of Agreement, dated as of January 3, 1997, between the Registrant and Baxter Healthcare Corporation.

        10.27+(2)     License Agreement, dated as of November 30, 1992, by and
                      among the Company, Miles Inc. and Diamond Scientific
                      Corporation.

        23.1(2)       Consent of Ernst & Young LLP, Independent Auditors.

        27.1(2)       Financial Data Schedule.

        27.2          Restated Financial Data Schedule.

        27.3          Restated Financial Data Schedule.

        27.4          Restated Financial Data Schedule.

        27.5          Restated Financial Data Schedule.

        27.6          Restated Financial Data Schedule.


----------
+ Certain portions of this exhibit are subject to a confidential treatment order.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)     Previously filed.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 30th day of April, 1998.


                                        CERUS CORPORATION



                                        By:/s/ Stephen T. Isaacs
                                           -------------------------------------
                                           Stephen T. Isaacs
                                           President and Chief Executive Officer