Form 10-Q
period 1998-03-31
CERUS CORP
filed 1998-05-15
CIK 1020214

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (925) 603-9071
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         As of April 30, 1998 there were 9,243,443 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                                         PAGE NO.
-------------------------------------------------------------------------------------------------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                        Condensed Balance Sheets -
                              March 31, 1998 and December 31, 1997                          3

                        Condensed Statements of Operations -
                              Three months ended March 31, 1998 and 1997                    4

                        Condensed Statements of Cash Flows -
                              Three months ended March 31, 1998 and 1997                    5

                        Notes to Condensed Financial Statements                             6


Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                       8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               13


-------------------------------------------------------------------------------------------------

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                        14

Item 2.           Changes in Securities and Use of Proceeds                                14

Item 3.           Defaults upon Senior Securities                                          14

Item 4.           Submission of Matters to a Vote of Security Holders                      14

Item 5.           Other Information                                                        14

Item 6.           Exhibits and Reports on Form 8-K                                         14

-------------------------------------------------------------------------------------------------

SIGNATURES                                                                                 15

-------------------------------------------------------------------------------------------------

PART I:                 FINANCIAL INFORMATION

ITEM I:                 FINANCIAL STATEMENTS

                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in Thousands)



                                                                March 31,    December 31,
                                                                 1998           1997
                                                                -------       -------
Assets
Current assets:
        Cash and cash equivalents                               $ 6,698       $11,604
        Short-term investments                                   14,751         9,977
        Accounts receivable from a related party                  1,328         4,376
        Other current assets                                        504           214
                                                                -------       -------
Total current assets                                             23,281        26,171

Furniture and equipment, net of depreciation                        990         1,032
Other assets                                                         87           112
                                                                -------       -------

Total assets                                                    $24,358       $27,315
                                                                =======       =======


Liabilities and stockholders' equity
Current liabilities:
        Accounts payable                                        $ 1,279       $ 1,299
        Accrued expenses                                          3,835         3,428
        Current portion of capital lease obligations                 62            70
                                                                -------       -------
Total current liabilities                                         5,176         4,797

Capital lease obligations, less current portion                      31            43

Total stockholders' equity                                       19,151        22,475
                                                                -------       -------

Total liabilities and stockholders' equity                      $24,358       $27,315
                                                                =======       =======



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in Thousands, Except Per Share Data)



                                                             Three Months Ended
                                                                March 31,
                                                           -------        -------
                                                            1998            1997
                                                           -------        -------
Revenue:
        Development funding from a related party           $ 1,426        $   875
        Government grants                                      186            157
                                                           -------        -------

Total revenue                                                1,612          1,032

Operating expenses:
        Research and development                             4,456          4,588
        General and administrative                           1,021            750
                                                           -------        -------

Total operating expenses                                     5,477          5,338
                                                           -------        -------

Loss from operations                                        (3,865)        (4,306)

Interest income, net                                           293            245
                                                           -------        -------

Net loss                                                   $(3,572)       $(4,061)
                                                           =======        =======


Net loss per share - basic and diluted                     $ (0.39)       $ (0.62)
                                                           =======        =======

Shares used in computing net loss per share
        - basic and diluted                                  9,222          6,573
                                                           =======        =======




                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)


                                                                      Three Months Ended
                                                                          March 31,
                                                                     1998            1997
                                                                   --------        --------
Operating activities:
Net loss                                                           $ (3,572)       $ (4,061)
Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                                   145             134
        Amortization of deferred compensation                            34              65
        Changes in operating assets and liabilities:
               Accounts receivable from related a party               3,048            (670)
               Other current assets                                    (290)           (204)
               Other assets                                              25               5
               Accounts payable and accrued expenses                    387             295
                                                                   --------        --------

Net cash used in operating activities                                  (223)         (4,436)

Investing activities:
Purchases of furniture, equipment and leasehold improvements           (103)           (309)
Purchase of short-term investments                                   (9,774)        (18,043)
Maturities of short-term investments                                  5,000              --
                                                                   --------        --------

Net cash used in investing activities                                (4,877)        (18,352)

Financing activities:
Net proceeds from sale of preferred stock                                --              --
Proceeds from issuance of common stock                                  214          26,792
Deferred financing costs                                                 --             969
Payments on notes receivable from shareholders                           --               2
Payments on capital lease obligations                                   (20)            (39)
                                                                   --------        --------

Net cash provided by financing activities                               194          27,724
                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                 (4,906)          4,936
Cash and cash equivalents, beginning of period                       11,604           6,002
                                                                   --------        --------

Cash and cash equivalents, end of period                           $  6,698        $ 10,938
                                                                   ========        ========





                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future period.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, ("FAS 130"), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("FAS 131"). FAS 130 establishes new standards for reporting and displaying comprehensive income and its components and is effective for the March 1998 quarter. Implementation of this standard had no effect on reported net income. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers and is effective for 1998. Adoption of FAS 131 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.


NOTE 2 - LOSS PER SHARE INFORMATION

Net Loss Per Share

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

In February 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued which amends the existing Securities and Exchange Commission staff guidance primarily to give effect to FAS 128. Topic 4.D of SAB 98 revises the instructions regarding the dilutive effects of stock issued for consideration below the initial public offering ("IPO") price or options and warrants to purchase common stock with exercise prices below the IPO price, previously referred to as cheap stock. The new guidance highlights the treatment that should be given to the dilutive effect of common stock or options and warrants to purchase common stock issued for nominal consideration.

All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 and SAB 98 requirements. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is anti-dilutive.


NOTE 3 - LICENSING AGREEMENTS WITH BAXTER HEALTHCARE CORPORATION, A RELATED PARTY OF THE COMPANY

In March 1998, the Company and Baxter Healthcare Corporation ("Baxter") entered into an amendment to the April 1996 agreement providing that, to the extent the approved spending for 1998 for the red blood cell project exceeds $7.3 million, Cerus will fund all expenses for the red blood cell project in 1998 in excess of such amount, up to the amount of the approved budget. To compensate Cerus for such excess expenditures, Baxter will fully fund the first expenditures under the approved budget for the red blood cell project for 1999 in an amount equal to such excess expenditures, after which the parties shall equally share the expenses of the red blood cell project. If for any reason there is not an approved budget for the red blood cell project for 1999, Baxter will fully fund the first expenditures for 1999 under the approved budget for such other Cerus-Baxter program or programs as Cerus shall designate in an amount equal to the Cerus 1998 excess expenditures. If by July 1, 1999, however, there is not an approved budget for such other Cerus-Baxter program or programs that is at least equal to such excess expenditures, Baxter will promptly pay to Cerus one-half of the amount by which the excess expenditures exceed the amount of expenditures to be funded by Baxter. Cerus anticipates that the expenditures for 1998 for the plasma program will exceed the previously approved budget.

NOTE 4 - RECLASSIFICATION OF PRIOR BALANCES

Certain balances in the March 31, 1997 financial statements have been reclassified to conform to the current period financial statement presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included herein and the Company's 1997 audited financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results in future periods.

Except for the historical information contained herein, this discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these beliefs and expectations will prove to have been correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with preclinical and clinical testing and other factors discussed below and in the Company's Annual Report on From 10-K. The Company undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.


OVERVIEW

Cerus Corporation is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens in blood components used for transfusion (platelets, plasma, and red blood cells) and inhibiting the leukocyte (white blood cell) activity that is responsible for certain adverse immune and other transfusion-related reactions. The Company's platelet and plasma pathogen inactivation systems are in Phase 2 clinical trials, and its red blood cell pathogen inactivation system is in preclinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. The Company has been unprofitable since inception and, as of March 31, 1998, had an accumulated deficit of approximately $38.4 million. All of the Company's planned pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until commercialization of its products under development. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of the Company's development funding is provided by Baxter Healthcare Corporation ("Baxter") based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated as provided for in the agreements.

In December 1993, Cerus entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement provides for Baxter and the Company to generally share system development costs equally, subject to mutually agreed budgets established from time to time. The agreement also provides for a sharing of revenue from sales of inactivation system disposables, after each party is reimbursed for its cost of goods above a specified level. Under this agreement, the Company received a $1.0 million equity investment from Baxter and has recognized approximately $13.8 million in revenue from Baxter, including $3.0 million in license fees, $2.5 million in milestone payments and approximately $8.3 million in development funding. At March 31, 1998, the Company had recognized as revenue all license fees and milestone payments under this agreement. License fees and payments from achieved milestones are non-refundable and are not subject to future performance. Revenues under this agreement were $290,000 for the three months ended March 31, 1998, and consisted solely of development funding. In January 1997, the Company and Baxter amended the agreement to provide that the Company would receive an additional 2.2% of the adjusted product revenue from the sale of the platelet pathogen inactivation system disposables in return for payment by the Company to Baxter of $5.5 million in 1997 in four equal quarterly installments for development costs.

In January and July 1995, Cerus received approximately $2.6 million from Baxter in connection with interim funding agreements related to the development of pathogen inactivation systems for plasma and red blood cells used for transfusions. In April 1996, Cerus entered into a second development and commercialization agreement with Baxter, principally focused on the plasma and red blood cell pathogen inactivation systems. The agreement provides for Baxter to make certain equity investments, including two future milestone-based investments of $5 million each at 120% of the market price at the time of the investment. The agreement also provides for Baxter and the Company to generally share development costs of the systems equally, subject to mutually agreed budgets established from time to time. The agreement further provides for the Company and Baxter to equally share gross profits from the sale of inactivation system disposables, after deducting from such gross profits a specified percentage allocation to be retained by the marketing party for marketing and administration expenses. As of March 31, 1998, the Company has recognized approximately $6.8 million in revenue for development funding from Baxter and has received $11.0 million in equity investments from Baxter under this agreement. Revenues under this agreement were $1.1 million for the three months ended March 31, 1998, and consisted solely of development funding.

In March 1998, the Company and Baxter Healthcare Corporation ("Baxter") entered into an amendment to the April 1996 agreement providing that, to the extent the approved spending for 1998 for the red blood cell project exceeds $7.3 million, Cerus will fund all expenses for the red blood cell project in 1998 in excess of such amount, up to the amount of the approved budget. To compensate Cerus for such excess expenditures, Baxter will fully fund the first expenditures under the approved budget for the red blood cell project for 1999 in an amount equal to such excess expenditures, after which the parties shall equally share the expenses of the red blood cell project. If for any reason there is not an approved budget for the red blood cell project for 1999, Baxter will fully fund the first expenditures for 1999 under the approved budget for such other Cerus-Baxter program or programs as Cerus shall designate in an amount equal to the Cerus 1998 excess expenditures. If by July 1, 1999, however, there is not an approved budget for such other Cerus-Baxter program or programs that is at least equal to such excess expenditures, Baxter will promptly pay to Cerus one-half of the amount by which the excess expenditures exceed the amount of expenditures to be funded by Baxter. Cerus anticipates that the expenditures for 1998 for the plasma program will exceed the previously approved budget. Cerus and Baxter are in discussions regarding the level of funding each company will support in 1998 for the plasma program.

To date, the Company has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. The Company anticipates that, until product sales occur, its sources of revenue will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Under the agreements with Baxter, all research, development, preclinical and clinical costs of the pathogen inactivation projects are shared equally by Cerus and Baxter. Because more of such research and development is typically performed internally at Cerus than at Baxter and because Cerus is generally responsible for engaging third parties to perform certain aspects of these projects, the Company's research and development expenses have exceeded Baxter's expenses. As a result, the Company has recognized revenue from Baxter, giving rise to a receivable due from Baxter and corresponding periodic balancing payments to the Company. At December 31, 1997, the amount of the Baxter receivable was approximately $4.4 million. On February 13, 1998, Baxter paid Cerus approximately $4.5 million in satisfaction of such receivable and anticipated adjustments. At March 31, 1998, the amount of the Baxter receivable was approximately $1.3 million. Through March 31, 1998, the Company had recognized approximately $20.6 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $3.3 million under United States government grants.


RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three month periods ended March 31, 1998 and March 31, 1997. The operating results for these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the financial statements and notes, as well as the other information presented herein.

Revenue. Under the development agreements with Baxter, Cerus shares development costs equally with Baxter. For this reason, periodic development revenue recognized by Cerus from Baxter varies with the amount by which Cerus' development costs exceed Baxter's development costs for the given period. Development revenue earned under these agreements increased 63% to approximately $1.4 million for the three months ended March 31, 1998 from approximately $870,000 for the same three months in 1997. This increase is due to the relatively larger increase in the Company's costs associated with the platelet, plasma and red blood cell pathogen inactivation systems (see Research and Development Expenses below) to Baxter's costs associated with the development of the system disposables and instruments. The Company did not recognize any milestone or license fee revenue from Baxter for the three month periods ending March 31, 1997 and March 31, 1998.

Government grant revenue increased 19% to approximately $190,000 for the three months ended March 31, 1998 from approximately $160,000 for the same three months in 1997 primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at the Company and is not necessarily indicative of future grant revenue. There can be no assurance that the Company will receive additional government grants in the future.

Revenue under the agreements with Baxter was 88% of total revenue for the three months ended March 31, 1998, compared with 85% for the same three months in 1997. The Company anticipates that revenue from Baxter will continue to be the Company's primary source of revenue in future periods. There can be no assurance that the agreements with Baxter will not be terminated or amended such that the development revenue from Baxter is affected in future periods.

Research and Development Expenses. Research and development expenses decreased 3% to approximately $4.5 million for the three months ended March 31, 1998 from approximately $4.6 million for the same three months in 1997. Changes in research and development expenses are attributable to the following factors:

            Platelet Pathogen Inactivation System. Research and development expenses in the platelet program increased approximately 13% to approximately $1.5 million for the three months ended March 31, 1998 from approximately $1.3 million for the same three months in 1997. This increase is due principally to increased clinical trial and toxicology costs associated with the program. The Company anticipates that research and development expenses will increase for the platelet pathogen inactivation system as the Company expands its clinical trial activity relating to this program.

            Plasma Pathogen Inactivation System. Research and development expenses in the plasma program increased approximately 77% to approximately $1.1 million for the three months ended March 31, 1998 from approximately $600,000 for the same three months in 1997. This increase is due principally to increased clinical trial and, to a lesser extent, increased toxicology costs associated with the program. The Company anticipates that research and development expenses relating to clinical trials will continue to increase as the Company expands its clinical trial activity relating to this program.

            Red Blood Cell Pathogen Inactivation System. Research and development expenses in the red blood cell program increased approximately 44% to approximately $1.6 million for the three months ended March 31, 1998 from approximately $1.1 million for the same three months in 1997. This increase is due principally to increased clinical trial costs and, to a lesser extent, increased toxicology costs, partially offset by reduced product manufacturing costs. The Company anticipates that research and development expenses relating to clinical trials will increase as the Company expands development activity relating to this program.

Additionally, the first of four equal quarterly payments related to the January 1997 amendment to the December 1993 agreement described above was made in the first quarter of 1997 and accounts for approximately $1.4 million of the research and development costs for that period. No such payment was made in the first quarter of 1998.

The Company anticipates that research and development expenses will continue to increase in the future as it expands its activity related to its pathogen inactivation system development and it initiates new research and development programs.

General and Administrative Expenses. General and administrative expenses increased 36% to approximately $1.0 million for the three months ended March 31, 1998 from approximately $750,000 for the same three months in 1997. This increase is primarily attributable to increased personnel levels associated with expansion of the Company's operations and to increased professional fees and other costs associated with being a publicly-held company. The Company anticipates that general and administrative expenses will continue to increase in the future as additional personnel are added to support its operations.

Interest Income, Net. Interest income increased to approximately $300,000 for the three months ended March 31, 1998 from approximately $250,000 for the same three months in 1997. This increase is due to increased average cash balances related to proceeds from the Company's initial public offering and the related private placement to Baxter (see Liquidity and Capital Resources below). Interest expense remained relatively unchanged from the quarter ended March 31, 1998 as compared to the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock, generating net proceeds (after deduction of offering costs) of approximately $21.1 million. Concurrent with this offering, the Company sold directly to Baxter an additional 496,878 shares of its Common Stock for an aggregate purchase price of approximately $5.5 million. In October 1997, the Company completed a private placement of 217,202 shares of Common Stock to Baxter for an aggregate purchase price of approximately $5.0 million. In addition to these financings, the Company's sources of capital to date have consisted of private placements of preferred and common equity securities, project funding by Baxter, United States government grants and interest income. To date, the Company has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At March 31, 1998, the Company had cash and cash equivalents of approximately $21.4 million.

Net cash used in operating activities was approximately $220,000 for the three months ended March 31, 1998, compared to $4.4 million for the same period in 1997, resulting primarily from net losses of $3.6 million offset by a reduction in development funding receivable from Baxter of $3.0 million due to a periodic balancing payment received in February 1998. Net cash used in investing activities in the three month period ended March 31, 1998 of approximately $100,000 resulted from purchases of furniture and laboratory and computer equipment.

The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of the platelet program and the related clinical trials; progress of the plasma and red blood cell programs; achievement of milestones leading to a milestone payment and equity investments by Baxter; regulatory approval and successful commercialization of the Company's pathogen inactivation systems; costs related to creating, maintaining and defending the Company's intellectual property position; and competitive developments. The Company believes that its available cash balances, together with anticipated cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the Company will be able to meet its capital requirements for this or any other period. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings or through additional collaborative arrangements or government grants. Future capital funding transactions may result in dilution to investors in the Company. There can be no assurance that such capital will be available on favorable terms, if at all.


IMPACT OF THE YEAR 2000

Based on a recent assessment, the Company has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that the year 2000 issue will not pose significant operational problems for its business activities and costs associated with the upgrade and/or conversion of existing computer software relating to the 2000 issue will be less than $100,000. However, there can be no assurance that this estimate is accurate or that other companies on which the Company relies will be converted on a timely basis and will not have an adverse effect on the Company's operations.


ADDITIONAL RISKS

The Company's business is subject to significant additional risks, including, but not limited to, the risks and uncertainties inherent in its research and development efforts, including preclinical and clinical trials; the lengthy, expensive and uncertain process of seeking regulatory approvals; dependence on Baxter and other third parties; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; technological change and competition; manufacturing uncertainties; and uncertainties regarding government reforms and of product pricing and reimbursement levels.

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

The Company's pathogen inactivation systems are in the research and development stage and will require significant additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company has not filed a product approval application with the United States Food and Drug Administration ("FDA") or made corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products. No assurance can be given that such filings will be made or that any of the Company's development programs will be successfully completed; that any further Investigational New Drug ("IND") or Investigational Device Exemption ("IDE") applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that future clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not Applicable.

PART II     OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      Not Applicable.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On January 9, 1998, the Company issued a certificate for 27,011 unregistered shares of its Common Stock to CDC Realty, Inc. upon the net exercise of a warrant to purchase 30,545 shares of Common Stock at an exercise price of $2.619 per share. The sale was exempt from registration under the Securities Act of 1933 under Section 4(2) thereof, as a transaction not involving any public offering.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.


ITEM 5.     OTHER INFORMATION

      Not Applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit

            10.28* Amendment to Development, Manufacturing and Marketing Agreement, dated as of March 6, 1998, by and between Baxter Healthcare Corporation and the Company.

            27.1           Financial Data Schedule


 (b)        Reports on Form 8-K

            No reports on Form 8-K were filed during the three month period ended March 31, 1998.



---------------------------
* Confidential treatment has been requested for certian portions of this exhibit.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CERUS CORPORATION



Date:   March 15, 1998                         /s/ David S. Clayton
       -------------------                     -----------------------------
                                               David S. Clayton
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                CERUS CORPORATION

                                INDEX TO EXHIBITS


                                                                                              Sequentially
Exhibit                                                                                         Numbered
  No.                              Description                                                    Page
 10.28        Amendment to Development, Manufacturing and Marketing Agreement,                     --
              dated as of March 6, 1998, by and between Baxter Healthcare
              Corporation and the Company.

 27.1         Financial Data Schedule                                                              --