Form 10-Q
period 1998-06-30
CERUS CORP
filed 1998-08-14
CIK 1020214

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

        As of July 31, 1998 there were 9,408,295 shares of the Registrant's Common Stock outstanding.


================================================================================

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                        PAGE NO
--------------------------------------------------------------------------------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets - June 30, 1998 and December 31, 1997       3

        Condensed Statements of Operations - Three and six months
           ended June 30, 1998 and 1997                                      4

        Condensed Statements of Cash Flows - Six months ended
           June 30, 1998 and 1997                                            5

        Notes to Condensed Financial Statements                              6


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

--------------------------------------------------------------------------------

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   16

Item 2. Changes in Securities and Use of Proceeds                           16

Item 3. Defaults upon Senior Securities                                     16

Item 4. Submission of Matters to a Vote of Security Holders                 16

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    17

--------------------------------------------------------------------------------

SIGNATURES                                                                  18

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in Thousands)



                                                                June 30,   December 31,
                                                                  1998         1997
                                                                -------      -------
Assets
Current assets:
     Cash and cash equivalents                                  $ 5,189      $11,604
     Short-term investments                                      12,903        9,977
     Accounts receivable from a related party                         5        4,376
     Other current assets                                           303          214
                                                                -------      -------
Total current assets                                             18,400       26,171

Furniture and equipment, net of depreciation                        871        1,032
Other assets                                                         91          112
                                                                -------      -------

Total assets                                                    $19,362      $27,315
                                                                =======      =======


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                           $ 1,058      $ 1,299
     Accrued expenses                                             4,412        3,428
     Current portion of capital lease obligations                    50           70
                                                                -------      -------
Total current liabilities                                         5,520        4,797

Long-term note payable to a related party                         8,300           --
Capital lease obligations, less current portion                      21           43


Total stockholders' equity                                        5,521       22,475
                                                                -------      -------

Total liabilities and stockholders' equity                      $19,362      $27,315
                                                                =======      =======





                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in Thousands, Except Per Share Data)



                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                               ---------------------     ---------------------
                                                 1998         1997         1998         1997
                                               --------     --------     --------     --------
Revenue:
     Licenses, milestones and development
               funding from a related party    $    578     $    971     $  2,004     $  1,846
     Government grants                              167          152          353          309
                                               --------     --------     --------     --------

Total revenue                                       745        1,123        2,357        2,155

Operating expenses:
     Research and development                    13,598        4,923       18,054        9,511
     General and administrative                   1,073          814        2,094        1,564
                                               --------     --------     --------     --------

Total operating expenses                         14,671        5,737       20,148       11,075
                                               --------     --------     --------     --------

Loss from operations                            (13,926)      (4,614)     (17,791)      (8,920)

Interest income, net                                270          371          563          616
                                               --------     --------     --------     --------

Net loss                                       $(13,656)    $( 4,243)    $(17,228)    $( 8,304)
                                               ========     ========     ========     ========


Net loss per share - basic and diluted         $(  1.48)    $(  0.48)    $(  1.86)    $(  1.07)
                                               ========     ========     ========     ========

Shares used in computing net loss per share
     - basic and diluted                          9,246        8,895        9,239        7,734
                                               ========     ========     ========     ========



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                   1998         1997
                                                                 --------     --------
Operating activities:
Net loss                                                         $(17,228)    $ (8,304)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                    296          281
     Amortization of deferred compensation                             53          100
     Changes in operating assets and liabilities:
         Accounts receivable from related party                     4,371       (1,641)
         Accounts payable to related party                          8,300           --
         Other current assets                                         (89)        (125)
         Other assets                                                  21            9
         Accounts payable and accrued expenses                        743          500
                                                                 --------     --------

Net cash used in operating activities                              (3,533)      (9,180)

Investing activities:
Purchases of furniture, equipment and leasehold improvements         (135)        (322)
Purchase of short-term investments                                (12,626)     (28,833)
Maturities of short-term investments                                9,700       13,000
                                                                 --------     --------


Net cash used in investing activities                              (3,061)     (16,155)

Financing activities:
Net proceeds from sale of preferred stock                              --           --
Proceeds from issuance of common stock                                221       26,791
Deferred financing costs                                               --          969
Payments on notes receivable from shareholders                         --           15
Payments on capital lease obligations                                 (42)         (63)
                                                                 --------     --------

Net cash provided by financing activities                             179       27,712
                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents               (6,415)       2,377
Cash and cash equivalents, beginning of period                     11,604        6,002
                                                                 --------     --------

Cash and cash equivalents, end of period                         $  5,189     $  8,379
                                                                 ========     ========




                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements for Cerus Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, ("FAS 130"), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("FAS 131"). FAS 130 establishes new standards for reporting and displaying comprehensive income and its components and is effective for the March and June 1998 quarters. Implementation of this standard had no effect on reported net income. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers and is effective for 1998. Adoption of FAS 131 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.


NOTE 2 - LOSS PER SHARE INFORMATION

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which was required to be adopted for the period ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income
(loss) per share. Unlike primary net income (loss) per share, basic net income
(loss) per share excludes any dilutive effects of options, warrants and convertible securities.

In February 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued which amends prior Securities and Exchange Commission staff guidance primarily to give effect to FAS 128. Topic 4.D of SAB 98 revises the instructions regarding the dilutive effects of stock issued for consideration below the initial public offering ("IPO") price or options and warrants to purchase common stock with exercise prices below the IPO price, previously referred to as cheap stock. The new guidance highlights the treatment that should be given to the dilutive effect of common stock or options and warrants to purchase common stock issued for nominal consideration.

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


NOTE 3 - LICENSING AGREEMENTS WITH BAXTER HEALTHCARE CORPORATION, A RELATED PARTY OF THE COMPANY

In June 1998, the Company and Baxter Healthcare Corporation ("Baxter") entered into a series of agreements modifying the terms of the companies' joint development programs for pathogen inactivation systems for blood components used for transfusion.

The Company and Baxter amended and restated their April 1996 red blood cell/fresh frozen plasma ("FFP") agreement to modify the development funding, revenue sharing and manufacturing, marketing and distribution responsibilities of the parties for the FFP program. The amended and restated agreement provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually agreed budgets established from time to time. The agreement also provides for a sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. The Company and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million payable in two equal installments in January 1999 and January 2000. The agreement also provides for the Company to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. Baxter will be responsible for manufacturing and marketing any FFP product, and will retain its exclusive, worldwide distribution license. The agreement also provides for Baxter to make a $2.0 million equity investment in the Company's Common Stock, subject to the achievement of a specified milestone. The milestone-based investment is priced at 120% of the market price of the Company's Common Stock at the time of the investment. Baxter's former obligation to make a $5.0 million milestone-based equity investment upon (a) the approval by the FDA to commence a Phase 3 study in the United States or comparable approval in Europe under the red cell program and (b) the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe was eliminated.

The Company and Baxter also amended the December 1993 platelet agreement to provide for Baxter to make a $5.0 million cash milestone payment to the Company upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. The amendment also provides for the Company, beginning April 1, 1998, to fund $5.0 million that was previously to be funded by Baxter.

The Company and Baxter also entered into an agreement under which the Company will receive an additional 5.3% of the sharable revenue under the December 1993 platelet agreement in exchange for a payment to Baxter of $8.3 million on June 30, 1999. The Company has accrued for this payment as a long-term payable at June 30, 1998 as the platelet systems are in the development stage and there can be no guarantee that revenue will be realized under the agreement. The Company may defer payment for up to twelve months under certain circumstances.

The Company and Baxter also entered into a preferred stock purchase agreement under which Baxter agreed to purchase 5,000 shares of Series A Preferred Stock ("Series A") for an aggregate purchase price of $5.0 million. In July 1998, Baxter purchased the Series A under the agreement.

 The Series A will convert into Cerus Common Stock upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. In the event of marketing approval, the Series A will convert at 120% of market price at the time of conversion. In the event of program termination, the Series A will convert at the market price at the time of conversion. The Company has the right to redeem the Series A for $5.0 million prior to conversion. In the event of a program termination, Baxter may require the Company to redeem the Series A for $5.0 million.

The Company and Baxter also entered into a preferred stock purchase agreement under which Baxter has agreed to purchase, at the Company's option, up to $9.5 million Series B Preferred Stock ("Series B"). The agreement provides that, provided the Company has not completed cumulative equity financings with parties other than Baxter in excess of $20 million by August 31, 1998, Baxter will purchase, upon the Company's request, up to $9.5 million of Series B during the period October 1, 1998 to September 30, 1999. Any purchase will be made at the Company's sole option and may be made in a single tranche of $9.5 million or two tranches of $5.0 million and $4.5 million. Each tranche becomes convertible to Cerus Common Stock one year after purchase at the market price at the time of the purchase. Upon the Company's completion of cumulative equity financings with parties other than Baxter in excess of $20 million, the Series B will earn a premium of 7% per annum for a period not to exceed one year. The Company has the right to redeem the Series B prior to conversion for a payment to Baxter equal to the purchase price.

NOTE 4 - RECLASSIFICATION OF PRIOR BALANCES

Certain balances in the June 30, 1997 financial statements have been reclassified to conform to the current period financial statement presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein and the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K (the "10-K"). Operating results for any period are not necessarily indicative of results that may occur in future periods.

Except for the historical information contained herein, this discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these beliefs and expectations will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with preclinical and clinical testing and other factors discussed below and in the 10-K. The Company undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.


OVERVIEW

Cerus Corporation is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens and inhibiting the leukocyte (white blood cell) activity responsible for certain adverse immune and other transfusion-related reactions in blood components used for transfusion (platelet concentrates ("platelets"), fresh frozen plasma ("FFP"), and red blood cells). The Company's platelet pathogen inactivation system is in a Phase 3 clinical trial in Europe and a Phase 2 clinical trial in the United States. The Company's FFP pathogen inactivation system is in Phase 2 clinical trials in the United States and its red blood cell pathogen inactivation system has been approved to commence Phase 1 clinical trials in the United States.

Since its inception in 1991, the Company's has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. The Company has been unprofitable since inception and, as of June 30, 1998, had an accumulated deficit of approximately $52.1 million. All of the Company's planned pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, preclinical and clinical evaluation and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of the Company's development funding is provided by Baxter Healthcare Corporation ("Baxter") based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated as provided for in the agreements.

Agreement with Baxter for the development of pathogen inactivation systems for platelets. In December 1993, the Company entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement was amended in December 1996 and June 1998. The amended agreement (the "Platelet Agreement") provides for Baxter and the Company to generally share system development costs equally, subject to mutually agreed budgets established from time to time. The June 1998 amendment provides for the Company, beginning April 1, 1998, to fund $5.0 million that was previously to be funded by Baxter. The Platelet Agreement also provides for a sharing of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level.

Under the Platelet Agreement, the Company has received a $1.0 million equity investment from Baxter and has recognized approximately $13.8 million in revenue from Baxter, including $3.0 million in license fees, $2.5 million in milestone payments and approximately $8.3 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made between Baxter and the Company to adjust the relative spending of the companies to the levels as agreed to by Baxter and the Company. The Platelet Agreement provides for Baxter to make a $5.0 million cash milestone payment to the Company upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. The Company purchased an additional 5.3% of the adjusted product revenue from future sales of the platelet system disposables for an agreement to pay Baxter $8.3 million on June 30, 1999. The Company may defer payment for up to twelve months under certain circumstances.

Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. In January and July 1995, the Company and Baxter entered into interim funding agreements related to the development of pathogen inactivation systems for plasma and red blood cells used for transfusions. In April 1996, the Company entered into a development and commercialization agreement with Baxter, principally focused on the development of plasma and red blood cell pathogen inactivation systems. The agreement was amended in March 1998 and June 1998. The amended agreement (the "RBC/FFP Agreement") provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for a sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. Under the RBC/FFP Agreement, the Company and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million payable in equal installments in January 1999 and January 2000. The RBC/FFP Agreement also provides for the Company to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

Under the RBC/FFP Agreement, the Company has received $14.0 million in equity investments from Baxter and has recognized approximately $7.3 million in revenue from Baxter to fund the development of the red blood cell and FFP systems. Development funding is in the form of balancing payments made between Baxter and the Company to adjust the relative spending of the companies to the levels agreed to by Baxter and the Company and to reimburse each party for fee-for-service development activities. The RBC/FFP Agreement also provides for Baxter to make a $2.0 million equity investment in the Company's Common Stock, subject to the achievement of a specified milestone. The milestone-based investment is priced at 120% of the market price of the Company's Common Stock at the time of the investment.

To date, the Company has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more of the products under development receives regulatory approval and achieves market acceptance. The Company anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Through June 30, 1998, the Company had recognized approximately $21.1 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $3.4 million under United States government grants.


RESULTS OF OPERATIONS

Revenue. Periodic development revenue is recognized by the Company from Baxter when the Company's development costs exceed its contractual funding commitment (relative to Baxter's). Development revenue earned under the agreements decreased 50% to approximately $490,000 for the three month period ended June 30, 1998 from approximately $970,000 for the same period in 1997. This decrease is primarily due to the Company's increased share of platelet system development funding in 1998 and an increase in Baxter's development expenses relative to the Company's development expenses. Development revenue increased 4% to approximately $1.9 million for the six month period ended June 30, 1998 from approximately $1.8 million for the same period in 1997. This increase is primarily the net effect of an increase in the Company's costs associated with the FFP and red blood cell pathogen inactivation systems relative to Baxter's costs and an increase in the Company's share of platelet pathogen inactivation system development costs (see Research and Development Expenses below).

Government grant revenue increased 10% to approximately $170,000 for the three month period ended June 30, 1998 from approximately $150,000 for the same period in 1997 and increased 15% for the six month period ended June 30, 1998 to approximately $350,000 from approximately $310,000 for the same period in 1997, primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at the Company and is not necessarily indicative of future grant revenue. There can be no assurance that the Company will receive additional government grants in the future.

Revenue under the agreements with Baxter was 78% of total revenue for the three month period ended June 30, 1998, compared with 86% for the same period in 1997 and was 85% of total revenue for the six month period ended June 30, 1998, compared with 86% for the same period in 1997.

Research and Development Expenses. Research and development expenses increased 176% to approximately $13.6 million for the three month period ended June 30, 1998 from approximately $4.9 million for the same period in 1997. Research and development expenses increased 90% to approximately $18.1 million for the six month period ended June 30, 1998 from approximately $9.5 million for the same period in 1997. The increase was attributable to the following factors:

        Purchase of Platelet Revenue Share. The Company and Baxter entered into an agreement under which the Company will receive an additional 5.3% of the sharable revenue under the December 1993 platelet agreement in exchange for a payment to Baxter of $8.3 million on June 30, 1999. The Company has accrued for this payment as a long-term payable at June 30, 1998 and recognized research and development expense for the same amount as the platelet systems are in the development stage and there can be no guarantee that revenue will be realized under the agreement.

        Platelet Pathogen Inactivation System. The 1993 platelet agreement was amended to provide for the Company, beginning April 1, 1998, to fund $5.0 million that was previously to be funded by Baxter. Under this amendment the Company recognized $1.9 million in research and development expenses for the three and six month periods ended June 30, 1998. The Company's research and development expenses for the platelet program decreased by approximately $170,000 for the three month period ended

        June 30, 1998 compared to the same period of 1997. The decrease is due principally to reduced toxicology and manufacturing costs, partially offset by increased clinical trial costs. Research and development expenses in the platelet program were approximately the same for the six month period ended June 30, 1998 compared to the same period of 1997. This is the net result of reduced toxicology and compound manufacturing costs, partially offset by increased clinical trial costs. The Company anticipates that research and development expenses will increase for the platelet pathogen inactivation system as the Company initiates large-scale clinical trials in the United States and Europe.

        FFP Pathogen Inactivation Systems. Research and development expenses in the FFP program were approximately the same for the three month period ended June 30, 1998 compared to the same period of 1997. This is due principally to reduced toxicology costs offset by increased clinical trial costs. Research and development expenses in the FFP program increased by approximately $450,000 in the six month period ended June 30, 1998 compared to the same period of 1997. The increase is due principally to increased clinical trial costs. The Company's research and development expenses will increase for the FFP pathogen inactivation system as the Company fully funds development activities related the FFP pathogen system beginning January 1, 1998, subject to Baxter's $1.2 million funding obligation in equal installments in January 1999 and January 2000.

        Red Blood Cell Pathogen Inactivation Systems. Research and development expenses in the red blood cell program decreased by approximately $130,000 for the three month period ended June 30, 1998 compared to the same period of 1997. This decrease is principally due to a decrease in compound manufacturing costs. Research and development expenses in the red blood cell program increased by approximately $360,000 for the six month period ended June 30, 1998 compared to the same period of 1997. This increase is due principally to increased toxicology and clinical trial costs partially offset by reduced compound manufacturing costs. The Company anticipates that research and development expenses will increase for the red blood cell pathogen inactivation system as the Company increases its toxicology studies and initiates clinical trials.

The Company anticipates that research and development expenses will continue to increase in the future as it expands its pathogen inactivation system development efforts and related clinical trials.

General and Administrative Expenses. General and administrative expenses increased 32% to approximately $1.1 million for the three month period ended June 30, 1998 from approximately $810,000 for the same period in 1997 and increased 34% to approximately $2.1 million for the six month period ended June 30, 1998 from approximately $1.6 million for the same period in 1997. These increases are primarily attributable to increased personnel levels associated with expansion of the Company's operations. The Company anticipates that general and administrative expenses will continue to increase in the future as additional personnel are added to support its operations.

Interest Income, Net. Interest income decreased 27% to approximately $270,000 for the three month period ended June 30, 1998 from approximately $370,000 for the same period in 1997 and decreased 9% to approximately $560,000 for the six month period ended June 30, 1998 from approximately $620,000 for the same period in 1997. These decreases are due to higher average cash balances in the three and six month periods ended June 30, 1997 resulting from proceeds from the Company's initial public offering and the related private placement to Baxter (see Liquidity and Capital Resources below). Interest expense remained relatively unchanged from the three and the six month periods ended June 30, 1998 compared to the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock, generating net proceeds (after deduction of offering costs) of approximately $21.1 million. Concurrent with this offering, the Company sold directly to Baxter an additional 496,878 shares of its Common Stock for an aggregate purchase price of approximately $5.5 million. In October 1997, the Company completed a private placement of 217,202 shares of Common Stock to Baxter for an aggregate purchase price of approximately $5.0 million. In addition to these financings, the Company's sources of capital to date have consisted of private placements of equity securities, development funding by Baxter, United States government grants and interest income. To date, the Company has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $18.1 million.

Net cash used in operating activities was approximately $3.5 million for the six months ended June 30, 1998, compared to $9.2 million for the same period in 1997. The use of cash primarily resulted from net losses of $17.2 million offset by a reduction in development funding receivable from Baxter of $4.4 million and an increase in amounts payable to Baxter of $8.3 million relating to the June 1998 amendment to the platelet agreement. Net cash used in investing activities in the six month period ended June 30, 1998 of approximately $3.1 million resulted principally from purchases of $12.6 million of short-term investments offset by the maturities of $9.7 million of short-term investments and the purchase of approximately $140,000 furniture, equipment and leasehold improvements.

In June 1998, the Company and Baxter entered into a preferred stock purchase agreement under which Baxter agreed to purchase 5,000 shares of Series A Preferred Stock ("Series A") for an aggregate purchase price of $5.0 million. In July 1998, Baxter purchased the Series A under the agreement. The Seres A will convert to Cerus Common Stock upon marketing approval of the platelet program in the United States or Europe or upon termination of the platelet system development program. In the event of marketing approval, the Series A will convert at 120% of market price at the time of conversion. In the event of program termination, the Series A will convert at the market price at the time of conversion. The Company has the right to redeem the Series A for $5.0 million prior to conversion. In the event of a program termination, Baxter may require the Company to redeem the Series A for $5.0 million.

In June 1998, the Company and Baxter also entered into a preferred stock purchase agreement under which Baxter has agreed to purchase, at the Company's option, up to $9.5 million Series B Preferred Stock ("Series B"). The agreement provides that, provided the Company has not completed cumulative equity financings with parties other than Baxter in excess of $20 million by August 31, 1998, Baxter will purchase, upon the Company's request, up to $9.5 million of Series B during the period October 1, 1998 to September 30, 1999. The purchases will be made at the Company's sole option and may be made in a single tranche of $9.5 million or two tranches of $5.0 million and $4.5 million, also at the Company's option. Each tranche becomes convertible to Cerus Common Stock one year after the purchase of the Series B tranche at the market price at the time of the purchase. Upon the Company's completion of cumulative equity financings with parties other than Baxter in excess of $20 million, the Series B will earn a premium of 7% per annum for a period not to exceed one year. The Company has the right to redeem the Series B prior to conversion for a payment to Baxter equal to purchase price.

In July 1998, the Company completed a private placement of 159,595 shares of Common Stock to Baxter for an aggregate purchase price of approximately $3.0 million relating to the Company's achievement of a milestone under the RBC/FFP Agreement.

The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress of the platelet, red blood cell and FFP programs and the related clinical trials; achievement of milestones; payments and equity investments by Baxter; regulatory approval and successful commercialization of the Company's pathogen inactivation systems; costs related to creating, maintaining and defending the Company's intellectual property position; and competitive developments. The Company believes that its available cash balances, together with anticipated cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the Company will be able to meet its capital requirements for this or any other period. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings or through additional collaborative arrangements or government grants. Future capital funding transactions may result in dilution to investors in the Company. There can be no assurance that such capital will be available on favorable terms, if at all.


IMPACT OF THE YEAR 2000

Based on a recent assessment, the Company has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company estimates that costs associated with the upgrade and/or conversion of existing computer software relating to the 2000 issue will be less than $100,000. The Company is currently assessing the year 2000 compliance of those companies on which the Company relies. There can be no assurance that costs will not exceed the Company's estimate or that other companies on which it relies will not experience year 2000 issues that have an adverse effect on the Company's operations. If the Company is unable to upgrade its systems and software for year 2000 compliance and/or if third parties on which the Company relies are unable to operate fully due to a lack of year 2000 compliance, the Company's operations may be materially adversely affected. The Company does not currently have a contingency plan in the event that it is unable to make its systems year 2000 compliant.


ADDITIONAL RISKS

The Company's business is subject to significant additional risks, including, but not limited to, the risks and uncertainties inherent in its research and development efforts, including preclinical and clinical trials; the lengthy, expensive and uncertain regulatory process; dependence on Baxter and other third parties; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; technological change and competition; manufacturing uncertainties; and uncertainties regarding government reforms and of product pricing and reimbursement levels.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Not Applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 8, 1998, the Company sold 5,000 shares of unregistered Preferred Stock to Baxter Healthcare Corporation for an aggregate purchase price of $5.0 million. Such sale of Preferred Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

On July 17, 1998, the Company sold 159,595 shares of unregistered Common Stock to Baxter Healthcare Corporation for an aggregate purchase price of $3.0 million. Such sale of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving any public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held and Annual Meeting of Stockholders on June 16, 1998.

        The stockholders elected the Board's nominees as Class ______ directors by the votes indicated:

        Nominee                             Votes in Favor       Votes Withheld
        -------                             --------------       --------------
        John E. Hearst, Ph.D., D.Sc.,        7,884,107                6,296
        Henry E. Stickney                    7,885,943                4,460

        The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified with 7,881,150 votes in favor, 3,574 votes against and no abstentions.



ITEM 5. OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders must provide specified information to the Company between March 17, 1999 and April 16, 1999 if such matters are to be brought before the stockholders at the Company's 1999 annual meeting of stockholders (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit

        27.1     Financial Data Schedule


(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K, dated June 30, 1998, with respect to changes in the terms of its relationship with Baxter Healthcare Corporation.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CERUS CORPORATION



Date:   August 14, 1998             /s/ Stephen T. Isaacs
        ---------------             --------------------------------------------
                                    Stephen T. Isaacs
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

CERUS CORPORATION

INDEX TO EXHIBITS

                                                                            Sequentially
Exhibit                                                                       Numbered
  No.          Description                                                     Page
------         ----------                                                   ------------
27.1           Financial Data Schedule                                           --