Form 10-Q
period 1998-09-30
CERUS CORP
filed 1998-10-28
CIK 1020214

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         As of September 30, 1998 there were 9,418,659 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                 PAGE NO.
                                                                                 --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              Condensed Balance Sheets -
                  September 30, 1998 and December 31, 1997                           3

              Condensed Statements of Operations -
                  Three and nine months ended September 30, 1998 and 1997            4

              Condensed Statements of Cash Flows -
                  Nine months ended September 30, 1998 and 1997                      5

              Notes to Condensed Financial Statements                                6


Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                14


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                         15

Item 2.   Changes in Securities and Use of Proceeds                                 15

Item 3.   Defaults upon Senior Securities                                           15

Item 4.   Submission of Matters to a Vote of Security Holders                       15

Item 5.   Other Information                                                         15

Item 6.   Exhibits and Reports on Form 8-K                                          15


SIGNATURES                                                                          16

PART I:           FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in thousands)

                                                       September 30,  December 31,
                                                            1998          1997
                                                          -------        -------
Assets
Current assets:
      Cash and cash equivalents                           $ 5,358        $11,604
      Short-term investments                               17,617          9,977
      Accounts receivable from a related party               --            4,376
      Other current assets                                    240            214
                                                          -------        -------
Total current assets                                       23,215         26,171

Furniture and equipment, net of depreciation                  800          1,032
Other assets                                                   91            112
                                                          -------        -------

Total assets                                              $24,106        $27,315
                                                          =======        =======


Liabilities and stockholders' equity
Current liabilities:
      Accounts payable to a related party                 $10,290        $  --
      Other accounts payable                                  757          1,299
      Accrued expenses                                      5,442          3,428
      Current portion of capital lease obligations             40             70
                                                          -------        -------
Total current liabilities                                  16,529          4,797

Capital lease obligations, less current portion                16             43
Redeemable convertible preferred stock                      5,000           --


Total stockholders' equity                                  2,561         22,475
                                                          -------        -------

Total liabilities and stockholders' equity                $24,106        $27,315
                                                          =======        =======



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                    -------------------------         -------------------------
                                                       1998            1997             1998            1997
                                                    --------         --------         --------         --------
Revenue:
      Licenses, milestones and development
                funding from a related party        $    110         $  3,123         $  2,114         $  4,969
      Government grants                                  164              144              517              453
                                                    --------         --------         --------         --------

Total revenue                                            274            3,267            2,631            5,422

Operating expenses:
      Research and development                         5,725            4,664           23,779           14,175
      General and administrative                         968              792            3,062            2,356
                                                    --------         --------         --------         --------

Total operating expenses                               6,693            5,456           26,841           16,531
                                                    --------         --------         --------         --------

Loss from operations                                  (6,419)          (2,189)         (24,210)         (11,109)

Interest income, net                                     326              308              889              924
                                                    --------         --------         --------         --------

Net loss                                            ($ 6,093)        ($ 1,881)        ($23,321)        ($10,185)
                                                    ========         ========         ========         ========


Net loss per share - basic and diluted              ($  0.65)        ($  0.21)        ($  2.51)        ($  1.25)
                                                    ========         ========         ========         ========

Shares used in computing net loss per share
      - basic and diluted                              9,413            8,929            9,298            8,131
                                                    ========         ========         ========         ========



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                    -------------------------
                                                                       1998             1997
                                                                    --------         --------
Operating activities:
Net loss                                                            ($23,321)        ($10,185)
Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                      454              431
      Amortization of deferred compensation                               72              135
      Changes in operating assets and liabilities:
           Accounts receivable from related party                      4,376           (3,578)
           Accounts payable to related party                          10,290             --
           Other current assets                                          (26)             (85)
           Other assets                                                   21                8
           Accounts payable and accrued expenses                       1,472              754
           Deferred revenue                                             --               (982)
                                                                    --------         --------

Net cash used in operating activities                                 (6,662)         (13,502)

Investing activities:
Purchases of furniture, equipment and leasehold improvements            (222)            (365)
Purchases of short-term investments                                  (25,209)         (28,904)
Maturities of short-term investments                                  17,569           15,000
                                                                    --------         --------


Net cash used in investing activities                                 (7,862)         (14,269)

Financing activities:
Net proceeds from sale of preferred stock                              5,000             --
Proceeds from issuance of common stock                                 3,335           27,012
Deferred financing costs                                                --                969
Payments on notes receivable from shareholders                          --                 64
Payments on capital lease obligations                                    (57)             (64)
                                                                    --------         --------

Net cash provided by financing activities                              8,278           27,981
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                  (6,246)             210
Cash and cash equivalents, beginning of period                        11,604            6,002
                                                                    --------         --------

Cash and cash equivalents, end of period                            $  5,358         $  6,212
                                                                    ========         ========



                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements for Cerus Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

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

NOTE 3 - CAPITAL STOCK TRANSACTIONS

In July 1998, Baxter purchased 5,000 shares of Series A Preferred Stock ("Series A") for an aggregate purchase price of $5.0 million. The Series A will convert to Cerus Common Stock upon the approval of a new drug application (NDA) or pre-market approval (PMA) or equivalent by the FDA or a CE Mark approval in Europe under the Platelet Agreement or upon termination of cooperative development work under the Platelet Agreement. In the event of marketing approval, each share of Series A shall automatically be converted into that number of shares of Common Stock equal to $1,000 (the "Original Issue Price") divided by one hundred twenty percent (120%) of the average closing price of the Common Stock for the thirty (30) trading days prior to and including the trading day immediately prior to the event of the marketing approval. In the event of a program termination, each share of Series A shall automatically be converted into that number of shares of Common Stock equal to the Original Issue Price divided by the average closing price of the Common Stock for the thirty (30) trading days commencing with the fifteenth (15th) trading day prior to the event of program termination. The Company has the right to redeem the Series A at any time prior to conversion for a $5.0 million cash payment. In the event of a program termination, Baxter may require the Company to redeem the Series A for a $5.0 million cash payment.

In July 1998, the Company completed a private placement to Baxter pursuant to the Company's achievement of a milestone under the RBC/FFP Agreement. Baxter purchased 159,595 shares of Common Stock at hundred twenty percent (120%) of the average closing price of the Common Stock for the thirty (30) trading days prior to the purchase for an aggregate purchase price of approximately $3.0 million.


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," as of January 1, 1998. FAS No. 130 establishes new rules for the reporting of comprehensive income and its components, however, its adoption had no impact on the Company's net loss or stockholders' equity. There is no difference between comprehensive loss and net loss for the three and nine months ended September 30, 1998 and 1997.


NOTE 5 - RECLASSIFICATION OF PRIOR BALANCES

Certain balances in the September 30, 1997 financial statements have been reclassified to conform to the current period financial statement presentation.

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

Except for the historical information contained herein, this discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these beliefs and expectations will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with preclinical and clinical testing, market acceptance and other factors discussed below and in the 10-K. The Company undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.


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

Since its inception in 1991, the Company's has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. The Company has been unprofitable since inception and, as of September 30, 1998, had an accumulated deficit of approximately $58.2 million. All of the Company's pathogen inactivation systems are in the research and development stage. The Company will be required to conduct significant research, development, preclinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. The Company's ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of the Company's development funding is provided by Baxter Healthcare Corporation ("Baxter") based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

Agreement with Baxter for the development of pathogen inactivation systems for platelets. In December 1993, the Company entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement was amended in December 1996 and June 1998. The amended agreement (the "Platelet Agreement") provides for Baxter and the Company to generally share system development costs equally, subject to mutually agreed budgets established from time to time and for a sharing of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The June 1998 amendment provides for the Company, beginning April 1, 1998, to fund $5.0 million of development costs previously to be funded by Baxter. At the time of the amendment, Baxter agreed to purchase $5.0 million of Series A convertible preferred stock and agreed to make a $5.0 million cash milestone payment to the Company upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. As part of the June 1998 amendment, the Company increased its share of the adjusted product revenue from future sales of the platelet system disposables from approximately 28.2% of adjusted product revenue to approximately 33.5% in exchange for the Company's agreement to pay Baxter $8.3 million on June 30, 1999. The Company may defer such payment for up to twelve months under certain circumstances.

In addition to the $5.0 million Series A convertible preferred, the Company has received a $1.0 million equity investment under the Platelet Agreement from Baxter and has recognized approximately $13.8 million in revenue from Baxter, including $3.0 million in license fees, $2.5 million in milestone payments and approximately $8.3 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made between Baxter and the Company to adjust the relative spending of the companies to the levels as agreed to by Baxter and the Company.

Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. In January and July 1995, the Company and Baxter entered into interim funding agreements related to the development of pathogen inactivation systems for plasma and red blood cells used for transfusions. In April 1996, the Company entered into a development and commercialization agreement with Baxter, principally focused on the development of plasma and red blood cell pathogen inactivation systems. The agreement was amended in March 1998 and June 1998. The amended agreement (the "RBC/FFP Agreement") provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. Under the RBC/FFP Agreement, the Company and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million payable in equal installments of $600,000 each in January 1999 and January 2000. The RBC/FFP Agreement also provides for the Company to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses. Under the Company's direction, Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

Under the RBC/FFP Agreement, the Company has received $14.0 million in equity investments from Baxter and has recognized approximately $7.4 million in revenue from Baxter to fund the development of the red blood cell and FFP systems. Development funding is in the form of balancing payments made between Baxter and the Company to adjust the relative spending of the companies to the levels agreed to by Baxter and the Company and to reimburse each party for fee-for-service development activities. The RBC/FFP Agreement also provides for Baxter to make a $2.0 million equity investment in the Company's Common Stock, subject to the approval by the FDA to commence Phase 3 clinical trials of the platelet system in the United States, at a price equal to 120% of the market price of the Company's Common Stock at the time of the investment.

To date, the Company has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more of its products under development receives regulatory approval and achieves market acceptance. The Company anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from the United States government under research grant programs, payments from future collaboration agreements, if any, and interest income. Through September 30, 1998, the Company had recognized approximately $21.2 million in revenue under its agreements with Baxter, including the license fee and milestone amounts described above, and approximately $3.6 million under United States government grants.


RESULTS OF OPERATIONS

Revenue. Periodic development revenue is recognized by the Company from Baxter when the Company's development costs exceed its contractual funding commitment (relative to Baxter's). Development revenue earned under the agreements decreased 96% to approximately $110,000 for the three month period ended September 30, 1998 from approximately $3.1 million for the same period in 1997. Development revenue decreased 57% to approximately $2.1 million for the nine month period ended September 30, 1998 from approximately $5.0 million for the same period in 1997. These decreases are primarily due to approximately $1.7 million in non-recurring license fees and milestones payments from Baxter recognized in the three month period ended September 30, 1997 and the June 1998 amendments to the Platelet Agreement and RBC/FFP Agreement which reduced Baxter's share of platelet system development funding for the platelet and FFP programs.

Government grant revenue increased 14% to approximately $160,000 for the three month period ended September 30, 1998 from approximately $140,000 for the same period in 1997 and increased 14% for the nine month period ended September 30, 1998 to approximately $520,000 from approximately $450,000 for the same period in 1997, primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at the Company and is not necessarily indicative of future grant revenue. There can be no assurance that the Company will receive additional government grants in the future.

Revenue under the agreements with Baxter was 40% of total revenue for the three month period ended September 30, 1998, compared with 96% for the same period in 1997 and was 80% of total revenue for the nine month period ended September 30, 1998, compared with 92% for the same period in 1997.

Research and Development Expenses. Research and development expenses increased 23% to approximately $5.7 million for the three month period ended September 30, 1998 from approximately $4.7 million for the same period in 1997. Research and development expenses increased 68% to approximately $23.8 million for the nine month period ended September 30, 1998 from approximately $14.2 million for the same period in 1997. These increases have resulted generally from increased spending as the Company's pathogen inactivation programs have progressed into later stages of development and as the Company's new programs enter development. Specifically, the increases for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 was attributable to the following factors:

         Platelet Pathogen Inactivation System. The 1993 platelet agreement was amended to provide for the Company, beginning April 1, 1998, to fund $5.0 million that was previously to be funded by Baxter. Under this amendment the Company recognized $1.9 million in research and development expenses for the three month period ended September 30, 1998 and $3.8 million for the nine month period ended September 30, 1998. The

         Company's research and development expenses for the platelet program increased by approximately $350,000 for the three month period ended September 30, 1998 compared to the same period of 1997. The increase is due principally to increased toxicology study and clinical trial costs. Research and development expenses for the platelet program increased approximately 10% for the nine month period ended September 30, 1998 compared to the same period of 1997. This increase is the net result of increased clinical trial costs partially offset by reduced toxicology study costs earlier in the period. The Company anticipates that research and development expenses will increase for the platelet pathogen inactivation system as the Company initiates additional large-scale clinical trials.

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

         FFP Pathogen Inactivation Systems. Research and development expenses in the FFP program decreased by approximately $50,000 for the three month period ended September 30, 1998 compared to the same period of 1997. This decrease is due principally to slightly reduced toxicology study and clinical trial costs. Research and development expenses in the FFP program increased by approximately $400,000 in the nine month period ended September 30, 1998 compared to the same period of 1997. The increase is due principally to increased clinical trial costs earlier in the period. The Company's research and development expenses will increase for the FFP pathogen inactivation system as the Company fully funds development activities related to the FFP pathogen system beginning January 1, 1998, subject to Baxter's $1.2 million funding obligation in equal installments in January 1999 and January 2000.

         Red Blood Cell Pathogen Inactivation Systems. Research and development expenses in the red blood cell program decreased by approximately $100,000 for the three month period ended September 30, 1998 compared to the same period of 1997. This decrease is principally due to a decrease in compound manufacturing costs. Research and development expenses in the red blood cell program increased by approximately $270,000 for the nine month period ended September 30, 1998 compared to the same period of 1997. This increase is due principally to increased toxicology study and clinical trial costs partially offset by reduced compound manufacturing costs. The Company anticipates that research and development expenses will increase for the red blood cell pathogen inactivation system as the Company increases its toxicology studies and initiates clinical trials.


The Company anticipates that research and development expenses will continue to increase in the future as it expands its pathogen inactivation system development efforts and related clinical trials.

General and Administrative Expenses. General and administrative expenses increased 22% to approximately $970,000 for the three month period ended September 30, 1998 from approximately $790,000 for the same period in 1997 and increased 30% to approximately $3.1 million for the nine month period ended September 30, 1998 from approximately $2.3 million for the same period in 1997. These increases are primarily attributable to increased personnel levels associated with expansion of the Company's operations. The Company anticipates that general and administrative expenses will continue to increase in the future as additional personnel are added to support its operations.

Interest Income and Expense. Interest income increased 5% to approximately $330,000 for the three month period ended September 30, 1998 from approximately $310,000 for the same period in 1997 and decreased 4% to approximately $900,000 for the nine month period ended September 30, 1998 from approximately $930,000 for the same period in 1997. These changes are due to fluctuations in cash balances resulting from operating expenses and proceeds from the Company's initial public offering and the related private placement to Baxter (see Liquidity and Capital Resources). Interest expense remained relatively unchanged from the three and the nine month periods ended September 30, 1998 compared to the same periods in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of capital to date have consisted of private placements of equity securities, development funding by Baxter, United States government grants and interest income. To date, the Company has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $23.0 million.

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

In July 1998, Baxter purchased 5,000 shares of Series A Preferred Stock ("Series A") for an aggregate purchase price of $5.0 million. The Series A will convert to Cerus Common Stock upon the approval of a new drug application (NDA) or pre-market approval (PMA) or equivalent by the FDA or a CE Mark approval in Europe under the Platelet Agreement or upon termination of cooperative development work under the Platelet Agreement. In the event of marketing approval, each share of Series A shall automatically be converted into that number of shares of Common Stock equal to $1,000 (the "Original Issue Price") divided by one hundred twenty percent (120%) of the average closing price of the Common Stock for the thirty (30) trading days prior to and including the trading day immediately prior to the event of the marketing approval. In the event of a program termination, each share of Series A shall automatically be converted into that number of shares of Common Stock equal to the Original Issue Price divided by the average closing price of the Common Stock for the thirty (30) trading days commencing with the fifteenth (15th) trading day prior to the event of program termination. The Company has the right to redeem the Series A at any time prior to conversion for a $5.0 million cash payment. In the event of a program termination, Baxter may require the Company to redeem the Series A for a $5.0 million cash payment.

In July 1998, the Company completed a private placement to Baxter pursuant to the Company's achievement of a milestone under the RBC/FFP Agreement. Baxter purchased 159,595 shares of Common Stock at one hundred twenty percent (120%) of the average closing price of the Common Stock for the thirty (30) trading days prior to the purchase for an aggregate purchase price of approximately $3.0 million.

Net cash used in operating activities was approximately $6.7 million for the nine months ended September 30, 1998, compared to $13.5 million for the same period in 1997. The use of cash primarily resulted from net losses of $23.3 million offset by an increase in long-term accounts payable to Baxter of $10.3 million and a decrease in accounts receivable from Baxter of $4.4 million. Net cash used in investing activities in the nine month period ended September 30, 1998 of approximately $8.1 million resulted principally from purchases of $25.5 million of short-term investments offset by the maturities of $17.6 million of short-term investments and the purchase of approximately $220,000 furniture, equipment and leasehold improvements.

In June 1998, the Company and Baxter entered into a preferred stock purchase agreement under which Baxter has agreed to purchase, at the Company's option, up to $9.5 million Series B Preferred Stock ("Series B"). The agreement provides that, provided the Company has not completed cumulative equity financings with parties other than Baxter in excess of $20 million by August 31, 1998, Baxter will purchase, upon the Company's request, up to $9.5 million of Series B during the period from October 1, 1998 through September 30, 1999. The purchases will be made at the Company's sole option and may be made in a single tranche of $9.5 million or two tranches of $5.0 million and $4.5 million, also at the Company's option. Each tranche becomes convertible to Cerus Common Stock one year after the purchase of the Series B tranche at the average closing sale price of the Company's Common Stock 30 trading days prior to and including the trading day that is two days before the closing date of the purchase. Upon the Company's completion of cumulative equity financings with parties other than Baxter in excess of $20 million, the Series B will earn a premium of 7% per annum for a period not to exceed one year. The Company has the right to redeem the Series B prior to conversion for a payment to Baxter equal to the aggregate purchase price of the shares redeemed.

The Company believes that its available cash balances, together with anticipated cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. These near-term capital requirement are dependent on various factors including the development progress of the Company's pathogen inactivation systems; payments and equity investments by Baxter including the Series B; deferral of the payment due to Baxter from the Company of $8.3 million due on June 30, 1999 to June 30, 2000; and costs related to creating, maintaining and defending the Company's intellectual property position. The Company's long-term capital requirements will be dependent on these factors in addition to the Company's ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the Company's pathogen inactivation systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in the Company. There can be no assurance that capital will be available on favorable terms, if at all. There can be no assurance that the Company will be able to meet its capital requirements for this or any other period.


IMPACT OF THE YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure of other computer errors, leading to disruptions in operations.

The Company has implemented a program to assess its exposure from Y2K related failures in its internal systems and those of its significant suppliers. The Company has identified internal computer systems and software and instrumentation that is critical to its operations and may be subject to the Y2K issue, such as microprocessor-based analytical equipment. Based on its assessment to date, the Company has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company estimates that costs associated with the upgrade and conversion of existing computer software relating to the Y2K issue will be less than $100,000. The Company is also contacting third-party suppliers, including Baxter, to assess their compliance with the Y2K issue. There can be no assurance that costs will not exceed the Company's estimate or that other companies on which it relies will not experience Y2K issues that have a material adverse effect on the Company's operations. If the Company is unable to upgrade its systems and software for Y2K compliance or if third parties on which the Company relies are unable to operate fully due to a lack of Y2K compliance, the Company's operations may be materially adversely affected. The Company does not currently have a contingency plan in the event that the Company's or its significant suppliers' systems are not Y2K compliant.


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

The Company's pathogen inactivation systems are in the research and development stage and will require significant additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. To date, the Company has not filed a product approval application with the United States Food and Drug Administration ("FDA") or made corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products. Therefore, no assurance can be given that such regulatory filings will be made or that any of the Company's development programs will be successfully completed; any further Investigational New Drug ("IND") or Investigational Device Exemption ("IDE") applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; future clinical trials will commence as planned; required United States or foreign regulatory approvals will be obtained on a timely basis, or at all; or any products for which approval is obtained will be commercially successful.

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

Not Applicable.


ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

    27.1 Financial Data Schedule


(b) Reports on Form 8-K

    The Company filed a report on Form 8-K, dated June 30, 1998, with respect to certain modifications of the terms of its agreements with Baxter Healthcare Corporation.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CERUS CORPORATION



Date:  October 28, 1998             /s/ Stephen T. Isaacs
       ----------------             ---------------------

                                    Stephen T. Isaacs
                                    Chief Executive Officer
                                    (Principal Financial and Accounting Officer)

CERUS CORPORATION

INDEX TO EXHIBITS

                                                    Sequentially
Exhibit                                               Numbered
  No.                   Description                     Page
-------                 -----------                     ----

 27.1             Financial Data Schedule