Form 10-K
period 1998-12-31
CERUS CORP
filed 1999-03-29
CIK 1020214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (925) 603-9071
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 23, 1999, was $132,186,700.

        As of March 23, 1999, there were 9,437,946 shares of the registrant's common stock outstanding.


================================================================================

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I .....................................................................................       2

Item 1. Business............................................................................       2

Item 2. Properties..........................................................................      31

Item 3. Legal Proceedings...................................................................      31

Item 4. Submission of Matters to a Vote of Security Holders.................................      31

PART II ....................................................................................      32

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters...........      32

Item 6. Selected Financial Data.............................................................      33

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..........................................................................      34

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........................      38

Item 8. Financial Statements and Supplemental Data..........................................      38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..........................................................................      38

PART III....................................................................................      39

Item 10. Directors and Executive Officers of the Registrant.................................      39

Item 11. Executive Compensation.............................................................      40

Item 12. Security Ownership of Certain Beneficial Owners and Management.....................      44

Item 13. Certain Relationships and Related Transactions.....................................      45

PART IV....................................................................................       47

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................      47

                                     PART I


        This report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning Cerus Corporation's plans to continue development of its current product candidates; conduct clinical trials with respect to its product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply its clinical trial and commercial requirements; continue to rely on a third party for a marketing, sales and distribution capability; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause Cerus' or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1. BUSINESS

OVERVIEW

        Cerus Corporation is developing systems designed to improve the safety of blood products by inactivating infectious pathogens. Cerus' systems prevent replication of pathogens in blood components used for transfusion and inhibit the white blood cell (leukocyte) activity that is responsible for certain adverse immune and other transfusion-related reactions. Blood components include platelets, fresh frozen plasma ("FFP") and red blood cells. Because Cerus' systems are being designed to inactivate a broad array of pathogens, Cerus' systems have the potential to reduce the risk of transmission of pathogens for which testing currently is not performed. Cerus believes that its systems also have the potential to inactivate new pathogens before they are identified and before tests have been developed to detect their presence in the blood supply.

        Cerus' platelet pathogen inactivation system is in a Phase 3 clinical trial in Europe to obtain a CE Marking and has completed a Phase 2 clinical trial in the United States. In conjunction with the FDA, Cerus has determined the preliminary framework of the protocol for a Phase 3 clinical trial in the United States. Cerus' FFP pathogen inactivation program is in Phase 2 clinical trials in the United States, and its red blood cell pathogen inactivation system is in Phase 1 clinical trials in the United States.

        Cerus is conducting its platelet, FFP and red blood cell pathogen inactivation product development and commercialization programs with Baxter Healthcare Corporation pursuant to agreements (the "Agreements") providing for development, manufacture and marketing of pathogen inactivation systems for platelets, plasma and red blood cells. The Agreements provide for Baxter and Cerus to generally share development expenses, for Baxter's exclusive right and responsibility to market the systems worldwide and for Cerus to receive a share of the gross profits from the sale of the systems.

        Cerus is developing a pathogen inactivation system to treat source plasma, plasma that is used for fractionation. Unlike FFP, source plasma for fractionation is generally collected from a paid donor pool and is processed into various therapeutic components using a bulk manufacturing process. Cerus is developing a pathogen inactivation system to treat source plasma prior to processing the plasma into its therapeutic components.

        Cerus is also developing a therapeutic process by which it can apply its proprietary technology to improve the clinical outcomes of stem cell transplantation procedures typically used in the treatment of various forms of cancer, such as leukemia and lymphoma. Cerus believes its process may result in improved donor engraftment while reducing the risk of generally fatal graft versus host disease (GVHD). The process also may reduce the level of specificity required in the matching between the donor and the recipient, which would greatly increase the chances of a patient to find a suitable donor. Cerus has recently received clearance to commence Phase 1 clinical trials of this allogeneic cellular immunotherapy (ACIT) system in the United States.

INDUSTRY BACKGROUND

        Blood Supply Market. Blood transfusions are required to treat a variety of medical conditions, including anemia, low blood volume, surgical bleeding, trauma, acquired and congenital bleeding disorders and chemotherapy-induced blood deficiencies. Worldwide, over 90 million whole blood donations occur each year. Approximately 40 million of those donations occur in North America, Western Europe and Japan, the major geographical markets for Cerus' products.

        Whole blood is composed of plasma, the liquid portion of blood containing essential clotting proteins, and three cellular blood components: platelets, red blood cells and white blood cells. Platelets are essential to coagulation, while red blood cells carry oxygen to tissues and carbon dioxide to the lungs. Leukocytes play a critical role in immune and other defense systems, but can cause harmful transfusion-related immune reactions in, or transmit disease to, transfusion recipients.

        Blood collection centers periodically experience shortages of critical blood components due to temporary increases in demand, reduced donor availability during holiday periods and the limited shelf life of cellular blood components. To efficiently allocate the limited available blood supply and to optimize transfusion therapy, essentially all donated blood is separated into platelets, plasma and red blood cells. These blood components are obtained either by manually processing donor units of whole blood or by apheresis, a process in which a specific blood component is collected from a donor while the other components are simultaneously returned to the donor's blood.

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

        Blood Supply Contaminants. A primary goal of every blood collection center is to provide blood components for transfusion that are free of viruses, bacteria and protozoans. Despite recent improvements in donor screening and in the testing and processing of blood, patients receiving blood transfusions still face a number of significant risks from blood contaminants, as well as adverse immune and other transfusion-related reactions induced by leukocytes. Viruses such as hepatitis B (HBV), hepatitis C (HCV), human immunodeficiency virus
(HIV), cytomegalovirus (CMV) and human T-cell lymphotropic virus (HTLV) can present life-threatening risks. In addition, bacteria, the most common agents of transfusion-transmitted disease, can cause complications such as sepsis, which can result in serious illness or death. Many other agents can transmit disease during transfusion, including the protozoans that cause malaria and Chagas' disease.

        Infectious pathogens are not the only cause of adverse events arising from the transfusion of blood components. Leukocytes present in a blood unit can multiply after transfusion, mounting an often fatal graft versus host immune response against the recipient. Similarly, alloimmunization, an immune response that can develop from repeated exposure to transfused leukocytes, can significantly reduce the efficacy of subsequent transfusions as a result of the production of antibodies. Moreover, leukocytes themselves may harbor and transmit bacteria and infectious viruses, such as HIV, CMV and HTLV.

        Emerging and unidentified pathogens also present a threat to the blood supply, a problem illustrated by the recent history of HIV. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially implemented to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with the virus, including approximately 70% of patients with severe hemophilia. Recently, new variants of HIV and other viruses such as Transfusion Transmitted Virus
(TTV) and hepatitis G have been identified. Transfused blood is not routinely tested for these emerging viruses, despite the potential risk to transfusion recipients.

        The risk of transmission of pathogens from an infected donor is compounded by a number of factors. If a unit of blood contains an infectious pathogen, dividing the blood into its components may expose three or more patients to the pathogen in that unit. Blood products are commonly pooled from several donors to form a single therapeutic dose, which increases the recipient's risk of infection. Similarly, patient populations that require frequent transfusions, such as patients with cancer, suppressed immune systems, congenital anemias and kidney and liver disorders, experience a heightened risk of infection due to multiple donor exposures.

        Current Approaches to Address Blood Supply Contamination. Public awareness in recent years of the significant rates of hepatitis, HIV and other viral transmission from blood transfusions has led to expanded efforts to improve the safety of the blood supply. For many years, the only approach available to reduce the risk of transmission of diseases was donor screening interviews. In addition to required donor screening, diagnostic tests have been developed to detect the presence of certain infectious pathogens known to be transmitted in blood. However, there remain a number of other blood-borne pathogens for which tests have not been routinely administered or even developed. The table below identifies the significant infectious pathogens known to be transmitted through transfusions of platelets, FFP and red blood cells:


                                                                            ROUTINELY SCREENED FOR
                       INFECTIOUS                                           IN THE UNITED STATES
FAMILY                  PATHOGEN                 DISEASE                     YES         NO
-----------------    -----------------   -----------------------------      ----------------------
Hepatitis viruses    HBV, HCV            Hepatitis                           X
                     HEV, HGV            Hepatitis                                        X

Retroviruses         HIV-1 and -2        AIDS                                X
                     HTLV-I and -II      Malignant lymphoproliferative       X
                                         disorders, neuropathy

Herpes viruses       CMV                 CMV retinitis, hepatitis,                        X
                                         pneumonia
                     EBV                 Epstein-Barr Syndrome                            X
                     HHV-8               Kaposi's Sarcoma                                 X

Parvoviruses         B19                 Aplastic anemia                                  X

Bacteria             Gram negative,      Sepsis                                           X
                     gram positive
                     Treponema pallidum  Syphilis                             X
                     Borrelia
                     burgdorferi         Lyme disease                                     X
                     R. richettsiae      Rocky Mountain Spotted Feder                     X
                     E. chafeensis       Ehrlichiosis                                     X

Protozoans           T. cruzi            Chagas' disease                                  X
                     B. microti          Babesiosis                                       X
                     L. donovani         Leishmaniasis                                    X
                     Plasmodium sp.      Malaria                                          X


        Although donor screening and diagnostic testing of donated blood have been successful in reducing the incidence of transmission of many of these known pathogens, diagnostic testing has a number of limitations. As the preceding table indicates, tests are currently performed for only a limited number of blood-borne pathogens. Moreover, these tests occasionally fail, and human errors, such as mistesting or mislabeling, further expose patients to contaminated blood. All tests currently used in blood centers, with the exception of the recently developed p24 antigen test for HIV-1 and the HBV surface antigen test, are antibody tests, which are intended to detect antibodies directed against a pathogen, rather than to detect the pathogen itself. All of these tests can fail if performed during the "infectivity window," that is, early in the course of an infection before antibodies or antigens appear in detectable quantities. Similarly, tests for viral infection may be ineffective in detecting a genetic variant of the virus that the test was not developed to detect. For instance, certain strains of HIV, such as Subtype O, are sometimes not detected in the standard HIV tests. Finally, there are no current tests available to screen effectively for many emerging pathogens, and testing cannot be performed for pathogens that have yet to be identified. As a result of these limitations, a number of infectious pathogens still pass into the blood supply.

        In light of these continuing concerns, many patients have attempted to mitigate the risks of transfusion through "autologous donation," donation of their own blood for anticipated future use, or, where autologous donation is impracticable, through the designation of donors such as family members. Although autologous donations eliminate many risks, the blood collected is still subject to the risk of bacterial growth during storage and is rarely available in emergency situations or when a patient is chronically ill. In addition, the statistical incidence of positive diagnostic test results from designated donor blood has been found to be as high as in random donor blood.

        Blood centers and health care providers have initiated additional procedures in an effort to address pathogen transmission issues. For example, platelet apheresis is sometimes used to limit donor exposure from pooled, manually collected platelets. In addition, blood centers may quarantine single donor plasma apheresis units until after the infectivity window has elapsed, followed by confirmatory retesting of the donor, if the donor is available, to verify the safety of the donated plasma. However, quarantined plasma can be unwieldy, and the process is expensive and inventory is difficult to manage. Moreover, a quarantine cannot be used with platelets and red blood cells because these components have shelf lives that are shorter than the infectivity window related to antibody production. Although no commercial processes are currently available to eliminate pathogens in platelets and red blood cells, two pathogen inactivation methods are used commercially for FFP, including treatment with solvent-detergent and methylene blue. Because the solvent-detergent process pools hundreds of units of plasma, the potential risk of transmitting pathogens not inactivated by the process, such as parvovirus B19, is increased. Methylene blue has not been shown to be effective in the inactivation of intracellular viruses and bacteria.

        The current method used by blood centers to inactivate leukocytes utilizes gamma irradiation. This nonspecific method for inactivating leukocytes has a narrow range of efficacy: insufficient treatment can leave viable leukocytes in the blood, while excessive treatment can impair the therapeutic function of the desirable blood components being transfused. Leukocyte depletion by filtration decreases the concentration of leukocytes in transfusion units, but does not inactivate or completely eliminate leukocytes.

        Economic Costs of Blood Supply Contamination. In economically developed countries, many of the tests and inactivation measures described above are mandated by regulatory agencies, resulting in a safer and more uniform blood supply, but also significantly increasing costs of processing and delivering blood products.

        Moreover, the development and widespread use of testing for many unusual or low-incidence pathogens may not be cost-effective to undertake. For example, the development of tests to detect the presence of all forms of harmful bacteria would be extremely expensive. As a result, the only test regularly conducted to detect the presence of bacteria is the test for the bacterium that causes syphilis. With managed health care organizations and other third-party payors increasingly challenging the cost of medical services performed, these cost limitations may become more pronounced in the future.

        The continuing risk of transmission of serious diseases through transfusion of contaminated blood components from both known and unknown pathogens, together with the limitations of current approaches to providing a safe blood supply, have created the need for a new approach to pathogen inactivation that is safe, easy to implement and cost-effective. To address this need, a successful approach should have broad application in the effective inactivation of clinically significant pathogens, whether or not currently identified, while providing therapeutically functional blood components.

THE CERUS SOLUTION

        Cerus is developing pathogen inactivation systems to improve the safety of blood transfusions. These systems employ Cerus' proprietary small molecule compounds. Studies conducted by Cerus have indicated the ability of these compounds to inactivate a broad array of viral and bacterial pathogens that may be transmitted in blood transfusions. Cerus believes that, as a result of the mechanism of action of its proprietary technology, its systems also have the potential to inactivate many new pathogens before they are identified and before tests are developed to detect their presence in the blood supply. Because Cerus' systems are being designed to inactivate rather than merely test for pathogens, Cerus' systems also have the potential to reduce the risk of transmission of pathogens that would otherwise remain undetected by testing.

        Cerus' inactivation compounds act by preventing the replication of DNA or RNA. Platelets, FFP and red blood cells do not contain nuclear DNA or RNA. When the inactivation compounds are introduced into the blood components for treatment, they cross bacterial cell walls or viral membranes, then move into the interior of the nucleic acid structure. When subsequently activated by an energy source, such as light, the compounds bind to the nucleic acid of the viral or bacterial pathogen, preventing replication of the nucleic acid. This process prevents infection because a virus, bacteria or other pathogenic cell must replicate in order to cause infection. The Cerus compounds react in a similar manner with the nucleic acid in leukocytes. This interaction inhibits the leukocyte activity that is responsible for certain adverse immune and other transfusion-related reactions. These compounds are designed to react with nucleic acid only during the pathogen inactivation process and not after the treated blood component is transfused. The systems are also designed to reduce the amount of unbound, or residual, inactivation compound and breakdown products of the inactivation process prior to transfusion.

        Cerus' pathogen inactivation systems are being designed to integrate into current blood collection, processing and storage procedures. Furthermore, Cerus believes that the use of its pathogen inactivation products could, over time, lead to a reduction in the use of certain costly procedures that are currently employed in blood component transfusions, such as gamma irradiation, CMV testing and leukocyte filtration.

CERUS STRATEGY

        Cerus' objective is to improve the safety of blood products by becoming the global leader in the development and commercialization of systems to inactivate pathogens in blood components used for transfusions and for fractionation into derivative blood products. Currently, the blood supply is protected by screening and testing. Cerus is developing systems designed to augment current methods by providing comprehensive inactivation of blood-borne pathogens. Cerus' compounds target and bind with DNA and RNA, thereby preventing the pathogens from replicating and causing infection. Using this approach, the Cerus systems have the ability to inactivate a broad array of pathogens including emerging pathogens, such as HIV and hepatitis C in the 1980s, prior to the development of screening and testing methods. Key elements of Cerus' strategy to achieve this objective are the following:

        Establish Pathogen Inactivation Systems as the Standard of Care. The target customers for Cerus' blood component treatment systems are the approximately 105 community blood center organizations that collect approximately 85% of blood in the United States. There is an even greater concentration among blood centers in foreign countries. To achieve its objective of establishing its systems as the standard of care, Cerus has developed strong relationships with prominent transfusion medicine experts in a number of these centers as well as in the broader medical communities worldwide. Cerus intends to work with these experts to identify specific needs in blood component treatment technology and to encourage support for the adoption of its pathogen inactivation systems as the standard of care.

        Leverage Expertise and Core Technology. Cerus is using its broad expertise in nucleic acid chemistry to develop proprietary compounds designed to inactivate infectious pathogens in blood components. Cerus has first sought to gain regulatory approval and commercialize its platelet pathogen inactivation system. Cerus' strategy is to build on its core technology and experience gained in developing its platelet pathogen inactivation system to develop its FFP and red blood cell pathogen inactivation systems. Cerus believes that, if regulatory approval of its first product is obtained, market penetration achieved by such product may facilitate the entry into the market of its other products. In addition, Cerus believes that its platform technology has potential application in a number of health and research-related fields beyond the initial areas targeted by Cerus. Cerus further believes that it can leverage its development activities and expertise relating to its FFP pathogen inactivation system to develop a pathogen inactivation system for source plasma. In addition, Cerus believes that its nucleic acid-targeting platform technology has potential application in a number of health and research-related fields, such as bone marrow transplantation and restenosis, which are beyond the initial area of pathogen inactivation targeted by Cerus.

        Use Strategic Alliances. Cerus has received significant development funding from Baxter, and intends to capitalize on Baxter's manufacturing, marketing and distribution expertise and resources. Cerus believes that Baxter's established position as a manufacturer and leading supplier of devices, disposables and other products related to the transfusion of human blood products can provide Cerus with access to an established marketing, sales and distribution network. The pathogen inactivation systems are being designed to integrate into Baxter's current product line and into current blood collection, processing and storage processes. Cerus has entered into an agreement for development of its source plasma program with the Consortium, an industry group funded by several large plasma fractionators with a charter to improve the safety of plasma fractionation products. Under this agreement, the Consortium will provide development funding and technical assistance in the development of the source plasma system. Cerus intends to continue to develop its products together with partners that can provide direct funding and manufacturing, marketing and distribution resources and expertise.

        Protect and Enhance Proprietary Position. Cerus believes that the protection of its proprietary technologies is important to its business prospects and that its intellectual property position may create competitive barriers to entry into the blood component treatment market. Cerus currently holds issued and allowed patents covering a number of fundamental aspects of Cerus' blood component treatment system technology. Cerus intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

PRODUCT DEVELOPMENT

        Cerus is developing treatment systems to inactivate infectious pathogens and leukocytes in platelets, FFP, red blood cells and plasma for fractionation and to improve the outcomes of bone marrow transplantation procedures. The following table identifies Cerus' product development programs:


                      THERAPEUTIC         CERUS PRODUCT     INACTIVATION       DEVELOPMENT
PROGRAM               INDICATION          IN DEVELOPMENT      COMPOUND           STATUS
-------               ----------          --------------    ------------    --------------
Platelets          Surgery, cancer        Platelet              S-59        Phases 1, and 2
                   chemotherapy,          Pathogen                          Clinical Trials
                   transplantation,       Inactivation                      completed;
                   bleeding disorders     System                            Phase 3 (CE Marking)

                                                                            Clinical Trial enrollment
                                                                            commenced in Europe
                                                                            in June 1998; Phase 3
                                                                            Clinical Trial protocol
                                                                            currently under discussion
                                                                            with the FDA

Plasma (FFP)       Surgery,               FFP Pathogen          S-59        Phase 1 Clinical Trial
                   transplantation,       Inactivation                      completed; Phase 2a
                   bleeding disorders     System                            Clinical Trial
                                                                            completed; Phase 2b
                                                                            Clinical Trial
                                                                            enrollment commence in
                                                                            February 1999 in the
                                                                            United States

Red Blood          Surgery,               Red Blood Cell       S-303        Phase 1a Clinical
Cells              transplantation,       Pathogen                          Trial commenced in
                   anemia, cancer         Inactivation                      November 1998; Phase
                   chemotherapy, trauma   System                            1b Clinical Trial
                                                                            enrollment commenced
                                                                            in February 1999

Plasma for         Coagulation factor     Source Plasma         --          Identifying compounds
Fractionation      and immunoglobulin     Pathogen
                   deficiencies, blood    Inactivation
                   volume expansion       System

Allogeneic         Allogeneic bone        Leucocyte             S-59        IND in effect
Cellular           marrow transplant to   Treatment Systems
Immunotherapies    treat leukemia and
(ACIT)             lymphoma

        Clinical Trial Design. Cerus conducts clinical trials using several designs. In a controlled study, treated and untreated blood components are administered to subjects who are randomly assigned to either a test group or a control group, and the results are compared. In a cross-over study, each subject receives both treated and untreated blood components in random order. To avoid bias in reporting side effects, studies are usually blinded. In a single-blind study, subjects are not told whether they are receiving treated or untreated blood components. In a double-blind study, neither the subject (patient) nor the investigator (physician) knows whether the subject is receiving treated or untreated blood components.

PLATELET PROGRAM

        Platelet Usage and Market. Platelets are cellular components of blood that are an essential part of the clotting mechanism. Platelets facilitate blood clotting and wound healing by adhering to damaged blood vessels and to other platelets. Platelet transfusions are used to prevent or control bleeding in platelet-deficient patients, such as those undergoing cancer chemotherapy or organ transplant. Transfusion units of platelets are obtained either by combining the platelets from four to six whole blood donations (pooled random donor platelets), or in an automated procedure in which a therapeutic dose of platelets is obtained from a single donor (apheresis or single donor platelets). A principal motivation for platelet apheresis is to limit donor exposure from pooled, manually collected platelets. Platelet transfusions may also require one or more additional procedures with additional costs. Cerus believes that its platelet pathogen inactivation system may reduce the need for many of these procedures and the motivation for single donor apheresis platelets.

        Cerus estimates the production of platelets in 1998 to have been 1.4 million transfusion units in North America, 1.3 million transfusion units in Western Europe and 700,000 transfusion units in Japan. In the United States, based on a study of six blood centers conducted in October 1998 on behalf of Cerus (the "Cost Study"), the estimated base cost for a transfusion unit of apheresis platelets ranges from approximately $400 to $550 and for a transfusion unit of random donor platelets ranges from approximately $170 to $330. These estimates include donor screening and diagnostic tests, such as those for HIV, HTLV, HBV and HCV. Blood centers may also charge up to $210 per unit for additional procedures such as gamma irradiation and CMV screening. The table below indicates, based on the Cost Study, the estimated range of costs for the additional procedures for platelet transfusions described above for each of apheresis and random donor platelet transfusion units. The frequency of use and additional charge for each procedure vary widely.


                                        ADDED COST PER
                             -------------------------------------
                                APHERESIS          RANDOM DONOR
PROCEDURE                    TRANSFUSION UNIT     TRANSFUSION UNIT
---------                    ----------------     ----------------
Gamma irradiation..........    $10 to $ 50          $60 to $210
CMV screening..............    $15 to $ 35          $90 to $210
Leukocyte filtration.......    $32 to $ 60          $32 to $ 60


        Of those procedures performed at blood centers, the maximum aggregate estimated costs in the study ranged from approximately $400 to $690 for each apheresis transfusion unit and from approximately $230 to $630 for each random donor transfusion unit.

        Platelet Pathogen Inactivation System. Cerus' platelet pathogen inactivation system applies a technology that combines light and Cerus' proprietary inactivation compound, S-59, which is a synthetic small molecule from a class of compounds known as psoralens. Cerus conducted preclinical studies to assess safety and ability of psoralen derivatives to inactivate pathogens and leukocytes while preserving platelet function. As a result, Cerus selected S-59 from over 100 psoralen derivatives.

        When illuminated, S-59 undergoes a specific and irreversible chemical reaction with nucleic acid. This chemical reaction renders the genetic material of a broad array of pathogens and cells incapable of replication. A virus, bacteria or other pathogenic cell must replicate in order to cause infection. A similar reaction with leukocyte nucleic acid inhibits the leukocyte activity that is responsible for certain adverse immune and other transfusion-related reactions. Most of the S-59 is converted to breakdown products during and after the inactivation reaction. Studies conducted by Cerus with preclinical models have indicated that, following transfusion, the unbound S-59 and its unbound breakdown products are rapidly metabolized and excreted. As a further safety measure, the system under development employs a removal process designed to reduce the amount of residual S-59 and unbound breakdown products prior to transfusion (the S-59 reduction device or SRD).

        Cerus' platelet pathogen inactivation system, developed with Baxter, has been designed for use in the blood center setting. The system consists of a disposable processing set, containing the S-59 compound and the SRD, and an illumination device to deliver light to trigger the inactivation reaction. The current configuration of the platelet photochemical treatment system under development involves the collection of the platelets, as normally performed, but with two-thirds of the plasma replaced by a platelet additive solution (PAS III) followed by transfer of the platelets to a disposable treatment container with the S-59 compound. The mixture of S-59 and platelets is then illuminated for approximately three minutes. The final step employs the SRD, a passive adsorption device, to reduce the amount of residual S-59 and unbound S-59 breakdown products. Following the SRD treatment, which takes approximately six hours, the platelets are transferred to the final storage container. Cerus believes that, in order to manufacture the SRD for its platelet pathogen inactivation system on a commercial scale, it will need to modify the SRD configuration and the related manufacturing process. Cerus currently is pursuing such modification. There can be no assurance that use of a reconfigured SRD will not cause Cerus to have to conduct additional clinical studies or otherwise to experience delays in the approval process.

        Development Status. Cerus' platelet pathogen inactivation system is in Phase 3 clinical trials in Europe and has completed Phase 2 clinical trials in the United States. In consultation with the FDA, Cerus has determined the preliminary framework governing its Phase 3 clinical trial in the United States. In vitro and animal model studies conducted by Cerus have indicated the efficacy of Cerus' platelet pathogen inactivation system for the inactivation of a broad array of viral and bacterial pathogens transmitted through blood transfusions, including HIV, CMV, hepatitis and several strains of bacteria. Cerus has tested these pathogens at concentrations that it believes are present in contaminated platelet concentrates. There can be no assurance that contamination levels will never exceed the capacity of Cerus' platelet pathogen inactivation system.

        Similar in vitro studies have indicated inhibition of leukocyte activity, including the synthesis of certain proteins associated with adverse immune reactions. A primate study conducted by Cerus in collaboration with the National Institutes of Health indicated that platelet concentrates contaminated with high levels of hepatitis B virus or hepatitis C virus, treated with Cerus' pathogen inactivation system, did not transmit the viruses to susceptible animals. In addition, three studies conducted by Cerus have indicated that use of the platelet pathogen inactivation system prevented graft-versus-host disease in two preclinical mouse models. Because of the mechanism of action of its platelet pathogen inactivation system, Cerus believes that its platelet system may also inactivate protozoans in platelets. Psoralens other than S-59 have been shown to inactivate protozoans in cell culture media. However, to date Cerus has conducted no studies on protozoans with S-59 in platelets, and there can be no assurance that Cerus' platelet pathogen inactivation system would effectively inactivate protozoans. To complete the safety profile for regulatory submission, Cerus will be required to perform additional preclinical safety studies of its S-59 psoralen compound. Planned studies include reproductive toxicology studies, three month tolerability studies and a p53 carcinogenicity study in mice.

        Cerus' platelet pathogen inactivation system contains three new components not previously tested in humans: the inactivation compound S-59, a synthetic platelet additive solution (PAS III) and the SRD. In the initial Phase 1a trial, Cerus compared platelets treated with the pathogen inactivation system (without the SRD) with non-photochemically treated platelets suspended in the new PAS III solution and stored in the new PL 2410 plastic container developed by Baxter, rather than with standard platelets prepared in plasma and stored in a currently approved container.

        The Phase 1a trial, completed in March 1996, was a single-blind, randomized study in 23 healthy human subjects divided between two sites. This study used a cross-over design in which all subjects received both treated and untreated platelets. The study compared the proportion of transfused platelets circulating in the first hours after transfusion (post-transfusion recovery) and the length of time the transfused platelets circulate in the recipient's bloodstream (lifespan) of a small volume of five-day-old treated and untreated platelets. Under current FDA regulations, platelets may not be stored for more than five days after collection from the donor. This pilot study was conducted without the use of the SRD, which was evaluated in Phase 2a.

        In September 1996, a Phase 1b single-blind, randomized, cross-over study was completed in 10 healthy human subjects. This study compared the tolerability and safety of photochemically treated platelets processed with the SRD with untreated platelets. This second study involved the transfusion of full therapeutic doses of platelets given at the maximum tolerable transfusion rate. No adverse events attributable to transfusion with the treated platelets were reported. Post-transfusion levels of S-59 in plasma and clearance of S-59 were measured. This clinical data, together with Cerus' preclinical data, reflected acceptable safety margins.

        In November 1996, Cerus completed a Phase 2a clinical study designed to measure the post-transfusion platelet recovery and lifespan of photochemically treated platelets processed with the SRD and stored for five days. This study was conducted in 16 healthy subjects from the Phase 1a study to permit comparisons with prior results. Post-transfusion recovery and lifespan of five-day-old standard platelets varies widely, even in healthy individuals. As a result, there is no established regulatory or clinical standard for post-transfusion recovery and lifespan of platelets. In Cerus' Phase 2a clinical study report, the average post-transfusion recovery of five-day-old platelets treated with Cerus' platelet pathogen inactivation system was lower than that of the untreated five-day-old platelets. Although this difference was statistically significant, the average post-transfusion recovery was within the range of average recoveries reported in most published studies funded by NIH and Baxter, as well as in a number of other studies reported in the scientific literature. These published studies used currently approved processing and storage systems. In addition, in Cerus' clinical study, the average lifespan of treated platelets was shorter than that of untreated platelets. Although this difference was statistically significant and the average lifespan was lower than the range of average untreated platelet lifespans reported in the published studies referred to above, the average lifespan was within the distribution of ranges of untreated platelet lifespans reported in such studies. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets.

        Cerus completed a Phase 2b clinical trial in 1997 using 15 healthy subjects available from the Phase 2a clinical trial to assess the combined effect of treatment with the platelet pathogen inactivation system and gamma irradiation on post-transfusion platelet recovery and lifespan. The mean platelet recovery and life span data collected in Phase 2b were consistent with those of the 2a study, and fell within the range of published studies of currently approved platelet concentrates. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets. Cerus believes, based on discussions with the FDA, that the post-transfusion recovery and lifespan of platelets following treatment with Cerus' platelet pathogen inactivation system are clinically acceptable.

        Based on the results of the Phase 2a and 2b clinical trials, Cerus submitted a protocol to the FDA for a Phase 3, controlled, randomized clinical study of treated apheresis platelets in patients requiring platelet transfusions. Cerus reviewed the protocol with FDA and agreed to perform a Phase 2c pilot study in approximately 15 platelet-deficient patients prior to initiating a larger Phase 3 trial. The Phase 2c trial was initially designed as a double-blind, randomized, cross-over study in which double dose platelet transfusions were given to platelet-deficient patients and post-transfusion platelet count increment and bleeding time correction were measured. Cerus amended the Phase 2c protocol to include patients for whom only platelet count increment would be measured and to add a second site to evaluate its system with platelets collected using alternate automated collection equipment. Cerus closed the initial study site in 1998 after 29 severely platelet-deficient patients completed the bleeding time and platelet count increment assessments. Based on the results from the initial study site, the FDA concurred that Cerus may proceed into a Phase 3 clinical trial. The results from the ten patients at the second site will be analyzed and included in Cerus' final report to the FDA. The pilot Phase 2c clinical trial, given its small size, was of limited statistical power.

        Cerus has submitted a protocol synopsis to FDA for a Phase 3 randomized clinical study of treated apheresis donor platelets in patients requiring platelet transfusions. Based on discussions with the FDA following the submission, Cerus believes that the multiple site trial will be a randomized, controlled study designed to evaluate the ability of platelets treated with Cerus' pathogen inactivation system to control clinical bleeding. While the details of the final protocol are not complete, Cerus believes the United States Phase 3 trial will enroll approximately 600 patients, who will receive either treated or untreated platelets for a specified period of time. The primary endpoint to be evaluated is the clinical severity of bleeding.

        The Phase 3 United States apheresis clinical trial is designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for apheresis platelets. In order to obtain FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, Cerus may be required by the FDA to conduct additional clinical studies. Because of the risk of bacterial growth, current FDA rules require that pooled platelets be transfused within four hours of pooling and, as a result, most pooling occurs at hospitals. However, Cerus' platelet pathogen inactivation system is intended to be used at blood centers, not at hospitals, and requires a processing time of approximately six hours. Therefore, in order for Cerus' platelet pathogen inactivation system to be effectively implemented and accepted at blood centers using pooled random donor platelets, the FDA-imposed limit on the time between pooling and transfusion would need to be lengthened or eliminated for pooled random donor platelets treated with Cerus' systems, which are being designed to inactivate bacteria that would otherwise contaminate the platelets.

        In 1998, Cerus submitted a protocol to the ethical committees of institutions in four European countries to conduct a European (CE Marking) Phase 3 clinical trial of treated pooled random donor platelets in approximately 100 patients requiring platelet transfusions. The random donor platelets are collected using the Buffy Coat process, which is commonly used in Europe to prepare platelet concentrates from whole blood. The primary endpoint in these studies is the increase in post-transfusion platelet count. Enrollment in this trial commenced in June 1998. The European Buffy Coat clinical trial is a randomized, controlled study designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for pooled random donor platelets.

FFP PROGRAM

        FFP Usage and Market. Plasma is a noncellular component of blood that contains coagulation factors and is essential for maintenance of intravascular volume. Plasma is either separated from collected units of whole blood or collected directly by apheresis. The collected plasma is then packaged and frozen to preserve the coagulation factors. Some of the frozen plasma is made available for fractionation, while some is designated for use as FFP. FFP is a source of all blood clotting factors except platelets and is used to control bleeding in patients who require clotting factors, such as patients undergoing transplants or other extensive surgical procedures, patients with chronic liver disease or certain genetic clotting factor deficiencies.

        Cerus estimates the production of FFP in 1998 to have been 3.3 million transfusion units in North America, 3.0 million transfusion units in Western Europe and 2.0 million transfusion units in Japan. In the Cost Study, the estimated base price of a 250 ml transfusion unit of FFP in the United States ranges from approximately $26 to $55. In comparison, donor retest procedures have a $56 to $110 added cost per transfusion unit, and solvent detergent pathogen inactivation is priced at approximately $125 per transfusion unit. A typical therapeutic transfusion consists of four transfusion units of FFP.

        FFP Pathogen Inactivation System. The pathogen inactivation system for FFP uses the same S-59 psoralen compound and illumination device and an SRD similar to that being used by Cerus in its clinical trials for its platelet pathogen inactivation system. The FFP pathogen inactivation system is compatible with plasma collected either manually or by apheresis. In the Cerus system, FFP is transferred to a disposable container with S-59. The mixture of S-59 and FFP is then illuminated for approximately three minutes. In the final step, the treated FFP is then transferred through a flow SRD, a passive adsorption device designed to reduce the amount of residual S-59 and unbound S-59 breakdown products, into the final storage container and is frozen in accordance with standard protocols.

        FFP Development Status. Cerus' FFP pathogen inactivation system currently is in Phase 2 clinical trials in the United States. A Phase 2a trial in healthy subjects has been completed, and Cerus has commenced enrollment in a Phase 2b patient study.

        In vitro studies conducted by Cerus to date have indicated the efficacy of the FFP pathogen inactivation system for the inactivation in FFP of a broad array of viral pathogens transmitted through blood transfusion. Because of the mechanism of action of its FFP pathogen inactivation system, Cerus believes that its system may also inactivate protozoans and inhibit leukocyte activity. Although bacterial contamination in FFP is typically not as significant a problem as in platelets, Cerus believes that the FFP pathogen inactivation system will inactivate bacteria at the levels typically found in FFP. To date, Cerus has conducted no studies on protozoans or to detect inhibition of leukocyte activity in FFP and only limited studies on bacteria in FFP which do not satisfy good laboratory practice standards. There can be no assurance that Cerus' FFP pathogen inactivation system would effectively inactivate protozoans, leukocytes or bacteria. Cerus has assessed the impact of S-59 photochemical treatment on the function of plasma proteins. Plasma derived from whole blood or apheresis must be frozen within eight hours of collection to meet the standard as "fresh frozen plasma." After freezing, FFP may be stored for up to one year, thawed once, and must be transfused within four hours of thawing. Cerus has measured the in vitro coagulation function activity of various clotting factors in FFP after photochemical treatment, SRD treatment, freezing and thawing. Cerus believes that in vitro data from these studies indicate that treated FFP maintained adequate levels of coagulation function for FFP. These results are not necessarily indicative of coagulation function that may be obtained in clinical trials, and there can be no assurance that the FDA or foreign regulatory authorities would view such levels of coagulation function as adequate.

        In July 1997, Cerus completed a Phase 1 clinical study in healthy subjects that demonstrated the safety and tolerability of FFP treated with the pathogen inactivation system as well as the comparability of post-transfusion coagulation factors between subjects transfused with treated and untreated FFP. In November 1998, Cerus completed a Phase 2a clinical trial. In this study, 27 healthy subjects donated plasma. The Phase 2a study showed that post-transfusion coagulation factor levels of subjects receiving FFP treated with Cerus' S-59-based FFP pathogen inactivation system were comparable to those of subjects receiving untreated FFP. There were no safety issues attributable to transfusion of the treated FFP.

        Based on the results of the Phase 1 and Phase 2a clinical trials, Cerus submitted a protocol to the FDA for a Phase 2b patient clinical trial of its FFP pathogen inactivation system. The FDA cleared Cerus to proceed with a controlled, double-blind trial in approximately 10 patients diagnosed with chronic liver diseases. Each patient will receive a therapeutic dose of up to two liters of either treated or untreated FFP. Correction of patients' blood clotting time and certain coagulation factor levels after transfusion will be recorded and compared. The FDA did not require this small study for entry into Phase 3. Cerus initiated this study as a pilot study to evaluate the logistics of a larger Phase 3 study of similar design in patients with chronic liver disease. Cerus has submitted a proposal to the FDA for three Phase 3 studies which it believes will be required for regulatory approval of the S-59 FFP pathogen inactivation system. These studies are: an open-label study in 35 patients with congenital coagulation factor deficiencies treated with S-59 FFP; a prospective, randomized, controlled study of treated versus untreated FFP treatment of 24 patients with a disease called thrombotic thrombocytopenic purpura (TTP); and a double-blind, randomized, controlled, trial of treated versus untreated FFP in treatment of 120 patients with chronic liver disease and other acquired coagulation factor deficiencies requiring FFP transfusions. While Cerus has held discussions with the FDA regarding the design and scope of these studies, Cerus has received no assurance from the FDA that these studies will be the only Phase 3 studies required for regulatory approval of S-59 FFP.

RED BLOOD CELL PROGRAM

        Red Blood Cell Usage and Market. Red blood cells are essential components of blood that carry oxygen to tissues and carbon dioxide to the lungs. Red blood cells may be transfused as a single treatment in surgical and trauma patients with active bleeding or on a repeated basis in patients with acquired anemia or genetic disorders, such as sickle cell anemia, or in connection with chemotherapy.

        Cerus estimates the production of red blood cells in 1998 to have been
10.7 million transfusion units in North America, 12.2 million transfusion units in Western Europe and 3.0 million transfusion units in Japan. The Cost Study indicated that the estimated base cost of a transfusion unit of red blood cells in the United States ranges from approximately $66 to $93. A typical red blood cell transfusion consists of two or more red blood cell transfusion units. As shown in the Cost Study, a red blood cell transfusion may also require one or more additional procedures with additional costs ranging from $10 to $164 for each procedure. The procedures are used to address problems presented by leukocytes and to conduct pathogen diagnostic testing beyond the standard testing.


PROCEDURE                       ADDED COST PER UNIT
---------------                 -------------------
Gamma irradiation...........         $10 to $50
CMV screening...............         $15 to $35
Leukocyte filtration........         $22 to $57
Designated donor............         $0 to $114
Autologous donor............        $30 to $164

        Red Blood Cell FRALE Treatment System. Cerus has developed a system for pathogen inactivation in red blood cells using a compound that binds to nucleic acid in a manner similar to that of S-59-based systems, but does not require light. Cerus' method for inactivating pathogens in red blood cells is based on a proprietary frangible anchor-linker-effector (FRALE) compound, S-303, a small molecule synthesized by Cerus. The selection of S-303 was based on preclinical studies of over 100 FRALE compounds synthesized by Cerus to assess safety and ability to inactivate pathogens and leukocytes, while preserving red blood cell survival and function.

        The red blood cell FRALE treatment system, which is being co-developed with Baxter, is being designed to be compatible with current processing practices and to be compatible with both manual and automated red blood cell collection systems.

        Development Status. Cerus' red blood cell pathogen inactivation system is in Phase 1 clinical trials in the United States.

        In vitro studies by Cerus have indicated the efficacy of the FRALE process for the inactivation of a broad array of viral and bacterial pathogens with preservation of red blood cell function. Because of the mechanism of action of its red blood cell FRALE treatment system, Cerus believes that its system may also inactivate protozoans and inhibit leukocyte function. However, Cerus has conducted no studies on protozoans or to detect inhibition of leukocyte activity in red blood cells, and there can be no assurance that Cerus' red blood cell system would be effective to inactivate protozoans or leukocytes. Cerus is currently conducting toxicology and pathogen inactivation validation studies consistent with good laboratory practice standards on its red blood cell pathogen inactivation system.

        In November 1998, Cerus commenced a Phase 1a clinical trial of the S-303 red blood cell pathogen inactivation system. The Phase 1a trial is a controlled, randomized study in 40 healthy subjects to compare the post-transfusion recovery of red blood cells prepared using the S-303 treatment to those prepared using standard methods. In February 1999, Cerus commenced enrollment in a Phase 1b trial designed to measure red blood cell viability after repeated administration of S-303 treated red blood cells. Cerus anticipates that it will conduct a Phase 1c trial to evaluate the safety and tolerability of escalating doses of S-303 treated red blood cells. There can be no assurance as to whether the Phase 1a, 1b or 1c trials will be successful or as to the timing of these studies or the acceptance of the design of the Phase 1c study or any later studies by the FDA.

SOURCE PLASMA PROGRAM

        Cerus believes that the technology it has developed for FFP may have application in the decontamination of pooled plasma which is separated into commonly used plasma components or fractions (fractionation). These factors include Factor VIII concentrate, Factor IX concentrate, albumin and immunoglobulins. Worldwide, approximately 11 million liters of plasma are collected and fractionated annually for treatment of a variety of coagulation factor and immunoglobulin deficiencies. Annual sales of blood products derived from this fractionation process are estimated to be approximately $5.0 billion. The market is highly concentrated, with four manufacturers providing the majority of products derived from human plasma. The plasma is collected from either dedicated collection facilities as source plasma, or obtained from blood banks as recovered plasma, or FFP that is not used for transfusion. Plasma is pooled and then processed into several specialized plasma protein fractions used to treat diseases such as hemophilia and immune deficiency.

        The pooling of 5,000 to 10,000 liters, typical for the fractionation process, introduces the risk of contamination of thousands of blood products with the inadvertent use of one contaminated unit. In the early 1980's, such occurrences resulted in the transmission of HIV to 70% of the hemophiliac community. Subsequent to this event, the FDA has mandated an improvement in the pathogen inactivation methods used during processing to reduce the risk of transmission of infectious pathogens through use of blood products derived from source plasma. Further, regulatory agencies worldwide are also moving towards the requirement for two decontamination processing steps for all manufactured components. Today, a variety of inactivation procedures are used for one or more of the fractionated components during the processing, however, there is no up-front treatment of plasma prior to the commencement of the fractionation process.

        Source Plasma Pathogen Inactivation System. Cerus believes that its proprietary pathogen inactivation technologies may have application in the treatment of source plasma. Cerus believes that a system similar to the system under development for FFP may be used to treat source plasma prior to the pooling step in the fractionation process. This would potentially provide a pathogen inactivated raw material which would improve the safety of all product derived downstream in the fractionation process. Such a process also has the potential to reduce the risk of worker exposure to pathogens during and after the pooling process.

        Agreement with the Consortium for Plasma Science. In December 1998, Cerus and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Bayer Corporation, Baxter Healthcare Corporation and Centeon. Under the agreement, the Consortium will fund development of Cerus' proprietary technology for use with source plasma subject to an annual review process and Cerus will pay the Consortium a royalty based on a percentage of product sales, if any.

ACIT PROGRAM

        Cerus believes its proprietary technology may have application in treating white blood cells which are transfused during stem cell (blood-forming) transplantation procedures used to treat certain cancers such as lymphoma and leukemia. Cerus has conducted preclinical studies which have indicated that donor white blood cells treated with its technology may reduce the risk of serious complications and may also improve the availability and success rate of bone marrow transplantation.

        Stem Cell Transplantation. Stem cells used for transplantation can be harvested from either bone marrow or circulating blood. ACIT uses donor leukocytes which are transfused to improve immune function in patients whose immune systems have been weakened by disease or disease-related therapies such as chemotherapy and radiation therapy. A typical application is following a bone marrow or stem cell transplantation, which are used principally in leukemia and lymphoma patients to reconstitute blood- forming cells after chemotherapy or radiation therapy to kill leukemia and lymphoma cells. The stem cells are collected from the patient (autologous transplantation) or from a closely-matched donor (allogeneic transplantation). Autologous transplantation is typically safer but is not a curative therapy and often results in a relapse of the disease. Allogeneic transplantation can be curative, but carries significant risk of complications such as GVHD and viral and bacterial infections which often lead to the patient's death. GVHD is nearly always fatal and occurs when the donor leukocytes recognize the patient's body as foreign and proliferate and attack the patient's healthy tissue. Allogeneic transplantation also requires very close matching between the donor and the patient. Often, patients die from the progression of disease while awaiting transplantation from a matched donor.

        Stem Cell Transplantation Market. Bone marrow and stem cell transplantation are emerging as the primary treatments for many patients diagnosed with a variety of advanced malignant diseases. Typical diseases for which this therapy is used include chronic and acute leukemias and non-Hodgkin's lymphoma where first line therapies such as chemotherapy have not been effective. Each year over 200,000 new cases of these diseases are diagnosed.

        Donor Leukocyte Treatment System. Cerus believes that it can apply its proprietary technology to slightly modify donor leukocytes to improve the engraftment of donor stem cells and the reconstitution of a patient's immune system while greatly reducing the risk of GVHD. Cerus is developing a system designed to treat the leukocytes in a way that will preserve their therapeutic properties while eliminating their ability to proliferate and attack the patient's healthy tissues. Cerus further believes that its technology can increase a patient's chance of finding a suitable donor.

        Development Status. In vitro and animal studies conducted by Cerus have indicated that it can modulate the dosage of its proprietary technology to slightly modify leukocytes in a way that has the potential to prevent the leukocytes from proliferating while preserving their ability to aid engraftment and to improve transplant outcomes. Cerus has also completed animal studies that indicate that its technology can facilitate engraftment of donor stem cells, which indicate the system has the potential to increase the number of patients eligible to receive allogeneic transplants. In February 1999, Cerus received clearance from the FDA to conduct a Phase 1 clinical study of its ACIT system designed to treat allogeneic donor leukocytes with S-59 for use as supplemental therapy in conjunction with mismatched bone marrow transplantation. The study is designed to measure the tolerability, safety, and efficacy of S-59 treated allogeneic leukocytes in approximately 30 patients receiving mismatched allogeneic bone marrow transplants.

FUTURE PRODUCT DEVELOPMENT

        Cerus believes that its proprietary technology may have applications beyond inactivating pathogens in blood products and in modifying leukocytes to improve clinical outcomes of cellular therapies. Cerus is currently researching methods to apply its technology to prevent or inhibit restenosis, which can restrict or occlude blood flow through arteries following surgery. Cerus is also researching the application of its technology for the development of "universal" red blood cells which will not require donor and recipient type matching. Such immunologically-transparent red blood cells would improve outcomes of patients who require repeated red blood cell transfusion to treat diseases such as sickle-cell anemia.

ALLIANCE WITH BAXTER

        Cerus has established an alliance with Baxter for the development of pathogen inactivation systems for transfusion blood products. Under two primary development, manufacturing and marketing agreements, Cerus and Baxter generally share development costs with the primary development activity for the compounds and the preclinical and clinical studies by Cerus and the primary development activity for the system disposable and device at Baxter. Upon commercialization, Cerus will be required to provide the inactivation compounds and Baxter will be responsible for manufacturing and assembling the system disposables and ultraviolet light devices. Baxter will also be responsible for marketing, selling, and distributing the systems.

        Agreement with Baxter for the development of pathogen inactivation systems for platelets. In December 1993, Cerus entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement was amended in December 1996 and June 1998. The amended agreement (the "Platelet Agreement") provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time. The June 1998 amendment provides for Cerus, beginning April 1, 1998, to fund $5.0 million of development costs previously to be funded by Baxter. At the time of the amendment, Baxter agreed to purchase $5.0 million of Series A convertible preferred stock and agreed to make a $5.0 million cash milestone payment to Cerus upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. As part of the June 1998 amendment, Cerus increased its share of the adjusted product revenue from future sales of the platelet system disposables from approximately 28.2% of adjusted product revenue to approximately 33.5% in exchange for Cerus' agreement to pay Baxter $8.3 million on June 30, 1999. Cerus may defer such payment for up to 12 months under certain circumstances.

        Under the Platelet Agreement, Cerus has received a $1.0 million equity investment from Baxter and has recognized approximately $13.8 million in revenue from Baxter, including $3.0 million in license fees, $2.5 million in milestone payments and approximately $8.3 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made between Baxter and Cerus to adjust the relative spending of the companies to the levels as agreed to by Baxter and Cerus.

        Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. In April 1996, Cerus entered into a development and commercialization agreement with Baxter, principally focused on the development of plasma and red blood cell pathogen inactivation systems. The agreement was amended in March 1998 and June 1998. The amended agreement (the "RBC/FFP Agreement") provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for a sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses.

        Under the RBC/FFP Agreement, Cerus and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million payable in equal installments in January 1999 and January 2000. The RBC/FFP Agreement also provides for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. Under Cerus' direction, Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

        Under the RBC/FFP Agreement, Cerus has received $14.0 million in equity investments from Baxter and has recognized approximately $7.4 million in revenue from Baxter to fund the development of the red blood cell and FFP systems. Development funding is in the form of balancing payments made between Baxter and Cerus to adjust the relative spending of the companies to the levels agreed to by Baxter and Cerus and to reimburse each party for fee-for-service development activities. The RBC/FFP Agreement also provides for Baxter to make a $2.0 million equity investment in Cerus' common stock, subject to the achievement of a specified milestone. The milestone-based investment is priced at 120% of the market price of Cerus' common stock at the time of the investment. In January 1999, Cerus, in consultation with the FDA, determined the preliminary framework governing Cerus' Phase 3 clinical trial protocol for its platelets pathogen inactivation system. As a result, Baxter agreed to purchase $2.0 million of Cerus common stock on April 1, 1999 at 120% of the average closing price of the common stock for the thirty (30) trading days prior to and including February 11, 1999.

        In June 1998, Cerus and Baxter also entered into a preferred stock purchase agreement under which Baxter purchased $9.5 million of Series B preferred stock in March 1999.

        Baxter has certain discretion in decisions concerning the development and marketing of pathogen inactivation systems. There can be no assurance that Baxter will not elect to pursue alternative technologies or product strategies or that its corporate interests and plans will remain consistent with those of Cerus. If the Agreements were terminated, if Baxter failed to provide the funding committed, or if Baxter's product development efforts were unsuccessful, Cerus may need to obtain additional funding from other sources and would be required to devote additional resources to the development of its products, delaying the development of its products. Any such delay would have a material adverse effect on Cerus' business, financial condition and results of operations. There can also be no assurance that disputes will not arise in the future with respect to the Agreements. Possible disagreements between Baxter and Cerus could lead to delays in the research, development or commercialization of certain planned products or could require or result in time-consuming and expensive litigation or arbitration and would have a material adverse effect on Cerus' business, financial condition and results of operations.

        A development program under the Agreements may be terminated by either Baxter or Cerus on 90 days' notice in the case of the platelet program, or 270 days' written notice in the case of the FFP or red blood cell program. If either party so terminates as to a program, the other party gains exclusive development and marketing rights to the program, and the terminating party's sharing in program revenue is significantly reduced.

        The Agreements expressly provide that they do not and shall not be deemed to create any relationship or a joint venture or partnership.

ALLIANCE WITH THE CONSORTIUM FOR PLASMA SCIENCE

        In December 1998, Cerus and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Bayer Corporation, Baxter and Centeon. The Consortium, which is a separate entity from its members, provides R&D funding worldwide for technologies to improve the safety of source plasma. The agreement includes an initial commitment to fund development of Cerus' proprietary technology for use with source plasma for one year, beginning January 1999. The agreement contemplates funding by the Consortium through the regulatory approval phase, with commitments after the first year of funding to be determined by the Consortium annually. The agreement provides for Cerus to pay the Consortium a royalty on potential product sales.

RESEARCH GRANTS

        Cerus has three ongoing federal grants which are administered by the NIH relating to Cerus' research and development of its pathogen inactivation systems. Two of the grants were awarded directly to Cerus and are five-year awards totaling approximately $1.9 million and $1.3 million, respectively. The third grant was transferred from the University of California at San Francisco to Cerus at the time Dr. Corash, the grant's principal investigator, began his employment relationship with Cerus. The balance of the grant transferred to Cerus was approximately $579,000. These three federal grants must be renewed annually by submitting an Application for Continuing Support to the NIH. Cerus retains all rights to technology funded by these grants, subject to certain rights of the federal government if Cerus fails to commercialize the technology in a timely manner or if action is necessary to alleviate health or safety needs not addressed by Cerus, to meet requirements for public use specified by federal regulations or in the event Cerus were to breach certain agreements. The United States government also has a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced for or on its behalf any subject invention throughout the world.

MANUFACTURING AND SUPPLY

        Cerus has used, and intends to continue to use, third parties to manufacture and supply the psoralen and FRALE inactivation compounds for its systems for use in clinical trials and for the potential commercialization of its products in development. Cerus has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, Cerus is dependent on contract manufacturers for the production of compounds and on Baxter for other system components for development and commercial purposes.

        Under the Agreements, Cerus is responsible for developing and delivering its proprietary compounds for effecting pathogen inactivation to Baxter for incorporation into the final system configuration. Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation process. This arrangement applies both to the current supply for clinical trials and, if applicable regulatory approvals are obtained, the future commercial supply. In order to provide the inactivation compounds for its platelet and FFP pathogen inactivation systems, Cerus has contracted with two manufacturing facilities for pilot-scale synthesis of S-59, although one currently performs only the final step of the manufacturing process. Cerus currently has a stock of compound sufficient to support the anticipated remaining clinical trials planned for the platelet and FFP pathogen inactivation systems. There can be no assurance that Cerus will be able to contract for the manufacturing of products and compounds for its pathogen inactivation systems in the future on reasonable terms, if at all.

        The red blood cell pathogen inactivation system will require the manufacture of S-303, which Cerus has produced in only limited quantities for its research, preclinical and early clinical development requirements. Although Cerus has contracted with a manufacturing facility that has produced sufficient quantities of S-303 for preclinical and clinical studies, no assurance can be given that this or any new manufacturer will be able to produce S-303 on a commercial scale or that Cerus will be able to enter into arrangements for the commercial-scale manufacture of S-303 on reasonable terms, if at all.

        Under the terms of the Agreements, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If the Agreements were terminated or if Baxter otherwise failed to deliver an adequate supply of components, Cerus would be required to identify other third-party component manufacturers. There can be no assurance that Cerus would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could adversely affect the timely submission of products for regulatory approval or the market introduction and subsequent sales of such products and would have a material adverse effect on Cerus' business, financial condition and results of operations. Moreover, the inclusion of components manufactured by others could require Cerus to seek new approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that Cerus would receive any such required regulatory approvals. Any such delay would have a material adverse effect on Cerus' business, financial condition and results of operations.

        There can be no assurance that Cerus will be able to contract for the manufacturing of products and compounds for its pathogen inactivation systems on reasonable terms, if at all. In the event that Cerus is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its products as planned. Cerus' dependence upon third parties, including Baxter, for the manufacture of critical portions of its pathogen inactivation systems may adversely affect Cerus' operating margins and its ability to develop, deliver and sell products on a timely and competitive basis. Failure of any third-party manufacturer to deliver the required quantities of products on a timely basis and at commercially reasonable prices could materially adversely affect Cerus' business, financial condition and results of operations. In the event Cerus undertakes to establish its own commercial manufacturing capabilities, it will require substantial additional funds, manufacturing facilities, equipment and personnel.

        Cerus purchases certain key components of its compounds from a limited number of suppliers. While Cerus believes that there are alternative sources of supply for such components, establishing additional or replacement suppliers for any of the components in Cerus' compounds, if required, may not be accomplished quickly and could involve significant additional costs. Any failure by Cerus to obtain any of the components used to manufacture Cerus' compounds from alternative suppliers, if required, could limit Cerus' ability to manufacture its compounds and could have a material adverse effect on Cerus' business, financial condition and results of operations.

MARKETING, SALES AND DISTRIBUTION

        The market for blood component treatment systems consists of the blood centers and hospitals that collect, store and distribute blood and blood components. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood and blood components. Other major blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation's supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. Hospital-affiliated blood banks also store and dispense blood and blood components but generally do not collect significant quantities of blood. Cerus believes that, if its products receive appropriate regulatory approvals, the relatively concentrated nature of the market may facilitate its ability to penetrate the market. However, if Cerus fails to gain market acceptance from any of these participants, its business, results of operations and financial condition will be materially adversely affected.

        Cerus believes that market acceptance of Cerus' pathogen inactivation systems will depend, in part, on Cerus' ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of its products, as well as the ability of blood centers to obtain appropriate FDA licenses and adequate reimbursement for such products. Cerus believes that market acceptance of its pathogen inactivation systems will also depend upon the extent to which physicians, patients and health care payors perceive that the benefits of using blood components treated with Cerus' systems justify the additional costs and processing requirements in a blood supply that has become safer in recent years. While Cerus believes that its pathogen inactivation systems are able to inactivate pathogens up to concentrations that Cerus believes are present in contaminated blood components when the blood is donated, there can be no assurance that contamination will never exceed such levels. Cerus does not expect that its planned products will be able to inactivate all known and unknown infectious pathogens, and there can be no assurance that the inability to inactivate certain pathogens will not affect the market acceptance of its products. There can be no assurance that Cerus' pathogen inactivation systems will gain any significant degree of market acceptance among blood centers, physicians, patients and health care payors, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained.

        If appropriate regulatory approvals are received, Baxter will be responsible for the marketing, sales and distribution of Cerus' pathogen inactivation systems for blood components worldwide. Cerus does not currently maintain, nor does it intend to develop, its own marketing and sales organization but instead expects to continue to rely on Baxter to market and sell its pathogen inactivation systems. There can be no assurance that Cerus will be able to maintain its relationship with Baxter or that such marketing arrangements will result in payments to Cerus. Revenue to be received by Cerus through any marketing and sales arrangement with Baxter will be dependent on Baxter's efforts, and there can be no assurance that Cerus will benefit from Baxter's present or future market presence or that such efforts will otherwise be successful. If the Agreements were terminated or if Baxter's marketing efforts were unsuccessful, Cerus' business, financial condition and results of operations would be materially adversely affected.

COMPETITION

        Cerus expects to encounter significant competition in the sale of products it may develop. If regulatory approvals are received, Cerus' products may compete with other approaches to blood safety currently in use, as well as with future products developed by medical device, biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, and certain governmental organizations and agencies. Many companies and organizations that may be competitors or potential competitors have substantially greater financial and other resources than Cerus and may have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. Cerus' ability to compete successfully will depend, in part, on its ability to develop proprietary products, develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products on the market, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals, and manufacture, market and sell any product that it develops. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of Cerus' products, or that might render Cerus' technology and products uncompetitive or obsolete.

        Cerus believes that the primary competitive factors in the market for pathogen inactivation systems will include the breadth and effectiveness of pathogen inactivation processes, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. Cerus believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The biopharmaceutical field is characterized by rapid and significant technological changes. Accordingly, Cerus' success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that Cerus' product development efforts will result in any commercially successful products.

        In the Agreements, Baxter agreed to certain limited restrictions on its ability to independently develop and market products that compete with the products under the Agreements with the exception of methylene blue for FFP. Baxter is conducting several independent product development efforts in blood collection and processing that may improve blood component quality and safety. The development and commercialization of Cerus' FFP pathogen inactivation system could be materially adversely affected by competition with a methylene blue-based product developed and marketed by Baxter or by Baxter's election to pursue alternative methods for improving blood safety outside the field of pathogen inactivation.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

        Cerus' success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of Cerus. Cerus' policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. As of December 31, 1998, Cerus owned 36 issued or allowed United States patents and 14 issued or allowed foreign patents. Cerus' patents expire at various dates between 2003 and 2016. In addition, Cerus has 28 pending United States patent applications and has filed 18 corresponding patent applications under the Patent Cooperation Treaty, 12 of which are currently pending in Europe, Japan, Australia and Canada. Proprietary rights relating to Cerus' planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, Cerus will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed to, Cerus will result in patents being issued. In addition, the laws of certain foreign countries do not protect Cerus' intellectual property rights to the same extent as do the laws of the United States.

        The patent positions of biopharmaceutical companies involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of Cerus' patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to Cerus against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by Cerus. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of Cerus' products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect Cerus' ability to protect future product development and, consequently, its operating results and financial position.

        Because patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Cerus cannot be certain that it was the first to make the inventions covered by each of its issued or pending patent applications or that it was the first to file for protection of inventions set forth in such patent applications. There can be no assurance that Cerus' planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to Cerus on acceptable terms, if at all. If Cerus does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to Cerus, to protect trade secrets or know-how owned by Cerus or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of Cerus. Litigation or interference proceedings could result in substantial costs to and diversion of effort by Cerus, and could have a material adverse effect on Cerus' business, financial condition and results of operations. There can be no assurance that these efforts by Cerus would be successful.

        Cerus is a licensee under a license agreement with Miles, Inc. and Diamond Scientific Corporation with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. Whether Cerus' psoralen-based pathogen inactivation systems practice either of the photochemical decontamination patents depends on an interpretation of the scope of the patent claims. If such systems practice such patents, the license would provide for Cerus to make certain milestone payments which may be credited against any royalties payable by Cerus. The license requires a royalty payable by Cerus on revenue from such systems and certain annual minimum royalty payments per year until termination of the license. The manner in which any such milestone payments and royalties would be shared by Baxter, if at all, has not been determined. Cerus does not believe that any amounts that might be payable by it under the agreement to date would be material. Cerus may rely, in certain circumstances, on trade secrets to protect its technology. However, trade secrets are difficult to protect. Cerus seeks to protect its proprietary technology and processes, in part, by confidentiality agreements with its employees and certain contractors. There can be no assurance that these agreements will not be breached, that Cerus will have adequate remedies for any breach, or that Cerus' trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that Cerus' employees or its consultants or contractors use intellectual property owned by others in their work for Cerus, disputes may also arise as to the rights in related or resulting know-how and inventions.

        In August 1996, Cerus received correspondence from Circadian Technologies, Inc., an Australian company, regarding some trade secrets and intellectual property rights that are jointly owned by Circadian and the Auckland Division Cancer Society of New Zealand. Circadian claimed that these trade secrets and rights were used without Circadian's permission by the Cancer Society and Cerus in developing some compounds for our red blood cell program. None of Circadian's claims relates to our platelet or plasma programs. In later correspondence, Circadian indicated that it is seeking royalties or a lump sum payment. Cerus has investigated these claims, and does not believe that they have merit. If we became involved in litigation of these claims, however, the results are not certain, particularly because of the complex technical issues involved. There can be no assurance that any future litigation would be decided in our favor. If Cerus were found liable, our business, results of operations and financial condition could be materially adversely affected.

GOVERNMENT REGULATION

        Cerus and its products are comprehensively regulated in the United States by the FDA and, in some instances, by state and local governments, and by comparable governmental authorities in other countries. The FDA regulates drugs, medical devices, and biologics under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and premarket clearance or approval of products subject to regulation.

        Cerus believes its pathogen inactivation systems will be regulated by the FDA as medical devices. It is also possible, however, that the FDA will decide to regulate the pathogen inactivation systems as biologics, as drugs, as combination products including drugs or biologics and one or more medical devices, or as drugs or biologics with one or more medical devices (i.e., the blood bags and light source) requiring separate approval or clearance. Whether the FDA regulates the pathogen inactivation systems as devices or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Research will be principally responsible for regulating the pathogen inactivation systems.

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

        Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a medical device, biologic, drug, a combination product, or a combination thereof. The steps required before a medical device, drug or biologic may be approved for marketing in the United States pursuant to a PMA, BLA or NDA, respectively, generally include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an investigational device exemption ("IDE") (for medical devices) or an IND (for drugs or biologics) for human clinical testing, which must become effective before human clinical trials may begin, (iii) appropriate tests to show the product's safety, (iv) adequate and well-controlled human clinical trials to establish the product's safety and efficacy for its intended indications, (v) submission to the FDA of a PMA, BLA or NDA, as appropriate and (vi) FDA review of the PMA, BLA or NDA in order to determine, among other things, whether the product is safe and effective for its intended uses. In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless compliance with current Good Manufacturing Practices ("cGMP") or Quality System requirements is satisfactory. The steps required before a medical device may be cleared for marketing in the United States pursuant to a 510(k) are likely to be the same, except that instead of conducting tests to demonstrate safety and efficacy, data, including clinical data if necessary, must be obtained to show that the product is substantially equivalent to a legally marketed device, and the FDA must make a determination of substantial equivalence rather than a determination that the product is safe and effective. Cerus believes the FDA will require a PMA for its platelet, FFP and red blood cell pathogen inactivation systems.

        To support Cerus' requests for FDA approval to market its pathogen inactivation products, Cerus intends to conduct various types of studies, including toxicology studies to evaluate product safety, in vitro and animal studies to evaluate product effectiveness and human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components. Cerus believes that, in deciding whether a pathogen inactivation system is safe and effective, the FDA is likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and that the FDA will weigh the system's safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer in recent years. Cerus has conducted many toxicology studies designed to demonstrate its products' safety, and will be required to conduct additional studies, including reproductive toxicology studies, three month tolerability studies and a p53 carcinogenicity study in mice for the S-59 compound. There can be no assurance that the FDA will not require further toxicology or other studies of Cerus' products. Based on discussions with the FDA, Cerus believes that it will be required to provide data from human clinical studies to demonstrate the safety of treated platelets and their therapeutic comparability to untreated platelets, but that only data from in vitro and animal studies, not data from human clinical studies, will be required to demonstrate the system's efficacy in inactivating pathogens. In light of these criteria, Cerus' clinical trial programs for platelets and FFP will consist of studies that differ from the usual Phase 1, Phase 2 and Phase 3 clinical studies.

        There can be no assurance, however, that these means of demonstrating safety and efficacy will ultimately be acceptable to the FDA or that the FDA will continue to believe that this clinical plan is appropriate. Moreover, even if the FDA considers these means of demonstrating safety and efficacy to be acceptable in principle, there can be no assurance that the FDA will find the data submitted sufficient to demonstrate safety and efficacy. In particular, although Cerus anticipates that the FDA will consider in vitro and animal data an appropriate means of demonstrating efficacy in pathogen inactivation, there can be no assurance that the FDA will so conclude, and any requirement to provide other than in vitro and animal data would adversely affect the timing and could affect the success of Cerus' efforts to obtain regulatory approval.

        The testing and approval/clearance process requires substantial time, effort and financial resources, and is generally lengthy, expensive and uncertain. Even if regulatory approval or clearance is granted, it could include significant limitations on the indicated uses for which a product could be marketed. For example, Cerus does not believe that it will be able to make any labeling or promotional claims that Cerus' pathogen inactivation systems may inactivate any pathogens for which it does not have in vitro, and in certain cases animal, data supporting such claims. After FDA approval for the initial indications, further clinical trials will be necessary to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing, which can involve significant expense. Later discovery of problems with a product may result in restrictions on the product, including withdrawal of the product from the market. In addition, the policies of the FDA may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of Cerus' planned products. There can be no assurance that any approval or clearance will be granted on a timely basis, if at all. Any failure to obtain or delay in obtaining such approvals or clearances, and any significant limitation on their indicated uses or any restrictions from discovery of product problems, could have a material adverse effect on Cerus' business, financial condition and results of operations.

        A medical device, biologic or drug, its manufacturer, and the holder of the PMA or 510(k), BLA or NDA for the product are subject to comprehensive regulatory oversight, both before and after approval or clearance is obtained. Violations of regulatory requirements at any stage, including during the preclinical and clinical testing process, during the approval/clearance process or after the product is approved/cleared for marketing, could result in various adverse consequences, including the FDA's requiring that a clinical trial be suspended or halted, the FDA's delay in approving/clearing or refusing to approve/clear a product, withdrawal of an approved/cleared product from the market and the imposition of criminal penalties. For example, the holder of a PMA or 510(k), BLA or NDA is required to report certain adverse reactions to the FDA, and must comply with certain requirements concerning advertising and promotional labeling for the product. Also, quality control and manufacturing procedures must continue to conform to cGMP and Quality System regulations after approval or clearance, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP and Quality System. Accordingly, manufacturers must continue to expend time, monies and efforts on regulatory compliance, including cGMP and Quality System compliance. In addition, new government requirements may be established that could delay or prevent regulatory approval or clearance of Cerus' products under development or otherwise alter the applicable law. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of Baxter or any other third-party manufacturer of Cerus' planned products will conform to cGMP or Quality System requirements.

        In addition to the regulatory requirements applicable to Cerus and its products, there are also regulatory requirements applicable to Cerus' prospective customers, which are primarily entities that ship blood and blood products in interstate commerce. Such entities are regulated by the FDA pursuant to the Food, Drug and Cosmetic Act and the Public Health Service Act and implementing regulations. Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements from the FDA before shipping products processed with Cerus' pathogen inactivation systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using Cerus' products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use of the systems. The regulatory impact on potential customers could have a material adverse effect on Cerus' business, financial condition and results of operations.

        The Phase 3 European Buffy Coat clinical trial is being designed to assess the therapeutic efficacy of the platelet pathogen inactivation system for use in treating pooled random donor platelets collected using the European Buffy Coat process. The Phase 3 United States apheresis clinical trial is being designed to assess the therapeutic efficacy of the platelet pathogen inactivation system for use in treating apheresis platelets, not pooled random donor platelets, which represent approximately 60% of the market. If Cerus decides to seek FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, Cerus will be required by the FDA to conduct additional clinical studies. In addition, there currently are three principal manufacturers of automated apheresis collection equipment used in the United States, including Baxter. The equipment of each manufacturer collect platelets into plastic disposables designed for that equipment; thus, a pathogen inactivation system designed for disposables used by one manufacturer will not necessarily be compatible with other manufacturers' collection equipment. Cerus intends initially to seek FDA approval of a platelet pathogen inactivation system configured for Baxter's apheresis collection equipment. If Cerus determines that compatibility with other equipment is desirable, it will need to develop additional processing procedures. Although Cerus believes that the FDA would accept the clinical data from the original system for platelets collected using other equipment and procedures and would require only limited additional studies to show comparability, there can be no assurance that it would do so.

        Because of the risk of bacterial growth, current FDA rules require that platelets may not be stored for more than five days after collection from the donor. The rules also require that pooled platelets be transfused within four hours of pooling and, as a result, most pooling occurs at hospitals. However, Cerus' platelet pathogen inactivation system is being designed to be used at blood centers, not at hospitals, and requires a processing time of approximately six hours. Therefore, in order for Cerus' platelet pathogen inactivation system to be effectively implemented and accepted at blood centers as planned, the FDA-imposed limit on the time between pooling and transfusion would need to be lengthened or eliminated for blood products treated with Cerus' systems, which are being designed to inactivate bacteria that would otherwise contaminate pooled platelets. If Cerus were to pursue the pooled random donor platelet market, it would need to work with the FDA during the approval/clearance process to obtain the necessary changes in these limitations. There can be no assurance, however, that the FDA would change this requirement and, if such a change were not made, Cerus' business, financial condition and results of operations would be materially adversely affected. Cerus is developing a European investigational plan based on the platelet and FFP treatment systems using S-59 being categorized as Class III drug/device combination under European Union regulatory authorities. However, there can be no assurance that this approach will be accepted by European authorities. The European Union requires that medical devices affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Failure to receive CE Mark certification will prohibit Cerus from selling its products in the European Union.

        Cerus is conducting its clinical trials using prototype system disposables and ultraviolet light sources, and is completing the commercial design for these products contemporaneously. Cerus' current clinical plan includes a study in healthy subjects using the commercial version of the system prior to receiving regulatory approval. However, there can be no assurance that regulatory agencies will not require additional studies. Such additional studies, if required, could delay commercialization of the system.

        Cerus is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that Cerus will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Cerus' research and development involves the controlled use of hazardous materials, including certain hazardous chemicals and radioactive materials. Although Cerus believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, Cerus could be held liable for any damages that result and any such liability could exceed the resources of Cerus.

HEALTH CARE REIMBURSEMENT AND REFORM

        The future revenue and profitability of biopharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of the United States and foreign governments and third-party payors to contain or reduce costs of health care through various means. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, it is likely that the

United States Congress and state legislatures will continue to focus on health care reform and the cost of pharmaceuticals and on the reform of the Medicare and Medicaid systems. While Cerus cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on Cerus' business, financial condition and results of operations.

        Cerus' ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. The trend toward managed health care in the United States and other countries and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for Cerus' products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect Cerus' ability to operate profitably.

EMPLOYEES

        As of February 28, 1999, Cerus had 83 employees, 60 of whom were engaged in research and development and 23 in finance and other administration. Cerus also had consulting arrangements with seven individuals. No employee of Cerus is covered by collective bargaining agreements, and Cerus believes that its relationship with its employees is good.

                                  RISK FACTORS

        Cerus' business faces significant risks. These risks include those described below and may include additional risks of which Cerus is not currently aware or which Cerus currently does not believe are material. If any of the events or circumstances described in the following risks actually occurs, Cerus' business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND THERE IS A HIGH RISK OF FAILURE

        We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the United States Food and Drug Administration and international regulatory authorities for commercial use. Our platelet, fresh frozen plasma and red blood cell programs are undergoing clinical testing. Our stem cell transplantation program has been cleared to proceed into clinical trials. Our other programs are still in the early stages of research and development. We will have to conduct significant additional research and preclinical (animal) and clinical (human) testing before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We cannot assure you that we can achieve any of these objectives. Any of our products may fail in the testing phase or may not attain market acceptance. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful, our products are not commercially viable or we cannot compete effectively, our business, financial condition and results of operation will be materially adversely affected.

THE PROGRESS AND RESULTS OF OUR PRECLINICAL AND CLINICAL TESTING ARE UNCERTAIN

        We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to necessarily predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a trial could cause a trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis, and as a result, we face certain additional delaying factors outside our control. These factors include:

        o       difficulty in enrolling qualified subjects

        o       inadequately trained or insufficient personnel at the study site

        o       delays in approvals from a study site's review board.

        We cannot assure you that planned trials will begin on time or that any of our clinical trials will be completed on schedule or at all. We cannot assure you that any trials will result in marketable products or that any products will be commercially successful even if approved for marketing. Our product development costs will increase if we have delays in testing or approvals. If the delays are significant, our business, financial condition and results of operations will be materially adversely affected.

WE FACE MANUFACTURING UNCERTAINTIES BECAUSE OUR PRODUCTS HAVE NOT BEEN MANUFACTURED ON A COMMERCIAL SCALE

        Our products, and many of their components, have never been manufactured on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We intend to use third-party manufacturers to produce commercial quantities of our products, including the inactivation compounds.

        We have contracted with two manufacturers to provide enough S-59, the inactivation compound we use in our platelet and fresh frozen plasma systems, to meet our anticipated clinical trial requirements. Only one of the manufacturers is performing the complete synthesis of S-59. If this manufacturer cannot produce S-59 in commercial quantities, we may face delays and shortfalls before our alternate manufacturer can produce sufficient quantities. Also, any new manufacturer will have to prove both to us and to the FDA that its manufacturing process complies with government regulations. We may need to identify and qualify additional manufacturers for commercial production. We cannot be certain that our existing manufacturers or any new manufacturer will be able to provide required quantities of S-59.

        We have produced only limited quantities of S-303, the inactivation compound we use in our red blood cell pathogen inactivation system, for research and clinical development. A sole third-party manufacturer has produced enough S-303 for anticipated preclinical and clinical studies. We cannot be certain that this manufacturer will be able to produce S-303 on a commercial scale. We also do not know whether we will be able to enter into arrangements for the commercial-scale manufacture of S-303 on reasonable terms or at all.

        We purchase certain key components of our compounds from a limited number of suppliers. While we believe there are alternative suppliers for these components, it would be expensive and time-consuming to establish additional or replacement suppliers for our compounds.

        Baxter is responsible for manufacturing and assembling components of our systems. Baxter has not manufactured these components in commercial quantities and may not be able to provide them to us on an economical basis. Baxter intends to rely on third parties to manufacture some of these components, which are customized and have not been manufactured on a commercial scale. If Baxter or its third-party component suppliers fail to develop commercially acceptable manufacturing processes for these components, our business, results of operations and financial condition will be materially adversely affected. If we were unable to find adequate suppliers for these components, we would be required to redesign the systems, which could lead to additional testing and clinical trials. If we were required to redesign the products, our development costs would increase and our programs could be delayed significantly.

OUR PRODUCTS MAY NEVER BE ACCEPTED BY THE HEALTH CARE COMMUNITY

        We believe that our ability to commercialize our pathogen inactivation systems effectively will depend on the safety, efficacy and cost-effectiveness of our products and the availability of adequate insurance reimbursement for these products. We believe that market acceptance will depend on the extent to which physicians, patients and health care payors perceive that the benefits of using our systems justify their additional cost, given that the blood supply has become safer in recent years. Our ability to successfully commercialize our products depends in part on obtaining adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations). Government and private third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, we do not expect our products to inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may adversely affect market acceptance of our products. Even if our products receive the necessary regulatory and health care reimbursement approvals, our products may not achieve any significant degree of market acceptance among blood centers, physicians, patients and health care payors. Other technologies have been developed in recent years that have the potential to improve the safety of the blood supply. These technologies include donor retested fresh frozen plasma, solvent-detergent treated fresh frozen plasma and new methods to test for various blood-borne pathogens. For various reasons, such as implementation costs and logistical concerns, the transfusion industry has not always integrated these technologies into their processes. Although we believe our inactivation systems can significantly improve the safety of the blood supply, we cannot assure you that our technologies will be accepted rapidly or at all. If our products fail to achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

        We are currently developing our platelet pathogen inactivation system in the United States to treat apheresis platelets. Apheresis platelets are collected from a single donor using an automated collection machine. Currently, we estimate that approximately 60% of platelets are collected by apheresis in the United States, and the balance are pooled random donor platelets. We cannot predict whether the market for apheresis platelets will be maintained or will develop further. If this market declines, our business, results of operation and financial condition will be materially adversely affected. If we conduct additional clinical trials to obtain FDA approval of the system for use in treating random donor platelets, our development expenses will increase significantly. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers and requires approximately six hours of processing. Therefore, the FDA's time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets.

        Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We are conducting our preclinical and clinical studies using only Baxter's equipment and materials, and initially we intend to seek FDA approval for our systems for use only with Baxter's collection systems. As a result, market acceptance of our platelet system will depend on the market acceptance of Baxter's collection equipment. Blood centers may be reluctant to replace their existing equipment, and the FDA may require us to make our systems compatible with other equipment. If we are required to develop our platelet system for use on other manufacturers' equipment, or if we decide to address a broader market, we will need to perform additional studies, which will increase our development costs and which may not be successful.

A SMALL NUMBER OF CUSTOMERS WILL DETERMINE MARKET ACCEPTANCE OF OUR PRODUCTS

        The market for our pathogen inactivation systems is dominated by a small number of blood collection centers. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood and blood components. Other major United States blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation's supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. If we fail to properly market, price or sell our products to even a small number of these large customers, our business, financial condition and results of operations could be materially adversely affected.

WE RELY HEAVILY ON BAXTER FOR DEVELOPMENT FUNDING, MARKETING AND SALES

        We have development and marketing agreements with Baxter for our platelet, fresh frozen plasma and red blood cell pathogen inactivation systems, and we rely on Baxter for significant financial and technical contributions to these programs. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter's performance under these agreements.

        o Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly which would cause us to incur additional expenditures.

        o We rely on Baxter for the marketing, sales and distribution of our products. We do not have and currently do not plan to develop our own marketing and sales organization. Instead, we plan to rely on Baxter to market and sell the pathogen inactivation systems. If our joint development agreements with Baxter are terminated or if Baxter is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would delay commercialization of our products and increase our costs.

        o We lack control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a management board that has equal representation from both Baxter and us. Our interests and Baxter's may not always be aligned. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using their pre-existing methylene blue technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

OUR PRODUCTS ARE SUBJECT TO EXTENSIVE REGULATION BY DOMESTIC AND FOREIGN GOVERNMENTS

        Our products under development and anticipated future products are subject to extensive and rigorous regulation by United States local, state and federal regulatory authorities and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

        o       product development

        o       product testing

        o       product manufacturing

        o       product labeling

        o       product storage

        o       product pre-market clearance or approval

        o       product sales and distribution

        o       product advertising and promotion.

        The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those being developed by our company or any partner. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain. The time required for regulatory approvals is uncertain and the process typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses.

        We cannot be sure that our products will receive FDA approval in a timely manner, if at all. Even if approvals are obtained, the marketing and manufacturing of drug products are subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices. The failure to comply with such requirements could result in enforcement action, which could adversely affect us and our business. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. The government may impose new regulations which could further delay or preclude regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action.

        We intend to generate product revenue from sales outside of the United States. Distribution of our products outside the United States also may be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. It is uncertain whether we will obtain regulatory approvals in such countries or that we will be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings.

        To support our requests for FDA approval to market our products, we intend to conduct various types of studies including:

        o       toxicology studies to evaluate product safety

        o       in vitro and animal studies to evaluate product effectiveness

        o human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components.

        We believe the FDA is likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. We have conducted many toxicology studies to demonstrate our products' safety, and we plan to conduct additional toxicology studies throughout the product development process. At any time, the FDA may require further toxicology or other studies to further demonstrate our products' safety, which could delay commercialization. Our clinical development plan assumes that we will not be required to perform human clinical studies to demonstrate our systems' ability to inactivate pathogens. Although we have discussed this plan with the FDA, they may find it unacceptable at any time and may require human clinical trials to demonstrate efficacy in inactivating pathogens. Such trials may be too large and expensive to be practical.

        Regulatory agencies may limit the uses, or indications, for which any of our products is approved. For example, we do not believe that we will be able to claim the inactivation of pathogens unless we have in vitro or animal data to support such claims.

        In addition to the regulatory requirements applicable to us and our products, there are regulatory requirements applicable to our prospective customers, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA before shipping products processed with our pathogen inactivation systems interstate. This requirement or FDA delays in approving these supplements may deter some blood centers from using our products. Blood centers that do submit supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

WE ARE USING PROTOTYPE COMPONENTS IN OUR CLINICAL TRIALS AND HAVE NOT COMPLETED THEIR COMMERCIAL DESIGN

        The system disposables and ultraviolet light sources we use in our clinical trials are only prototypes. We are developing the commercial design for these products at the same time. As a result, we will be required to perform studies to demonstrate the equivalence of the prototype and the commercial design. We plan to demonstrate this equivalence by conducting these studies in healthy subjects using the commercial versions of the systems. However, regulatory agencies may require us to perform additional studies, both preclinical and clinical, using the commercial versions of the systems. If we are required to perform our planned studies with patients or to conduct additional preclinical studies, the commercialization of our products will be delayed. If we fail to develop commercial versions of the systems on schedule, our business, results of operations and financial condition will be materially adversely affected.

WE HAVE ONLY A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES

        We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of December 31, 1998, we had an accumulated deficit of approximately $64.4 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue under our agreements with Baxter and federal research grants. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least through 2001. We also expect our losses to fluctuate significantly from quarter to quarter due to differences in the timing of our expenses and potential revenue from Baxter. Our ability to become profitable will depend on our ability to, among other things:

        o establish adequate protection of our intellectual property rights

        o       complete our product development

        o       obtain product regulatory approvals

        o       achieve market acceptance for our products.

WE WILL NEED ADDITIONAL FUNDS

        Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter under our agreements with Baxter and projected interest income, will support our current and planned operations for at least the next 18 months. Our cash liquidity and capital requirements will depend on numerous factors, including additional research and development needs, product testing results, regulatory requirements, competitive pressures and technological advances and setbacks.

        In addition, we may require substantial funds for our long-term product development, marketing programs and operating expenses. We cannot assure you that we will be able to raise additional funds on acceptable terms. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

WE OPERATE IN A COMPETITIVE INDUSTRY WITH RAPIDLY CHANGING TECHNOLOGY

        We expect our products to encounter significant competition. Our products may compete with other approaches to blood safety currently in use, as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, and governmental organizations and agencies. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development is risky and uncertain, and we cannot assure you that we will develop our products successfully. Competitors' products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. Our ability to compete successfully will depend, in part, on our ability to:

        o       attract and retain skilled scientific personnel

        o       develop technologically superior products

        o       develop lower cost products

        o obtain patent or other proprietary protection for our products and technologies

        o       obtain required regulatory approvals for our products

        o       be early entrants to the market

        o manufacture, market and sell our products, independently or through collaborations.

        Several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in various blood components, such as treatment of fresh frozen plasma with solvent-detergent or methylene blue. In May 1998, the FDA approved solvent-detergent for use in treating fresh frozen plasma in the United States. If the treatment of fresh frozen plasma by solvent-detergent becomes a widespread practice, which has not happened to date, it could adversely affect our ability to market our fresh frozen plasma pathogen inactivation system in the United States.

        Several other companies are currently marketing solvent-detergent or methylene blue-based pathogen inactivation systems for fresh frozen plasma in Europe. Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets. If any of these technologies is successfully developed, it could have a material adverse effect on our business, financial condition and results of operations. Baxter has agreed to certain restrictions on its ability to independently develop and market products that compete with our products, however, these provisions may not prevent Baxter from developing or marketing competing products using methylene blue.

FAILURE TO ATTRACT AND RETAIN KEY EMPLOYEES WILL ADVERSELY AFFECT OUR BUSINESS

        Because of the scientific nature of our business, we depend on the principal members of our management and scientific staff. Our success will depend largely on our ability to attract and retain highly skilled scientific and managerial personnel. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting and retaining such personnel. The failure to maintain our management and scientific staff and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we intend to provide incentive compensation to attract and retain our key personnel, we cannot guarantee these efforts will be successful.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR OPERATE OUR BUSINESS WITHOUT INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHERS

        Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

        o       obtain patents

        o       protect trade secrets

        o       operate without infringing upon the proprietary rights of others

        o       prevent others from infringing on our proprietary rights.

        We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

        We cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and marketing of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents or we may not be able to proceed with the development, manufacture or sale of our products.

        We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could have a material adverse effect on our business, financial condition and results of operations and could be unsuccessful in our efforts to enforce our intellectual property rights.

WE MAY BE LIABLE IF OUR PRODUCTS HARM PEOPLE

        We are exposed to potential liability risks inherent in the testing and marketing of medical devices and products. We may be liable if any of our products causes injury, illness or death. We intend to obtain product liability insurance before the commercial introduction of any product, but do not know whether we will be able to obtain and maintain such insurance on acceptable terms. Any insurance we obtain may not provide adequate coverage against potential liabilities. A liability claim, regardless of merit or eventual outcome, could materially adversely affect our business, results of operation and financial condition.

WE USE HAZARDOUS SUBSTANCES THAT ARE SUBJECT TO ENVIRONMENTAL REGULATION

        Our research and development involves the controlled use of hazardous materials, including certain hazardous chemicals, radioactive materials and pathogens. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury. If an accident occurs, we could be held liable for any damages that result.

THE MARKET PRICE OF OUR STOCK MAY BE HIGHLY VOLATILE

        The market prices for securities of emerging medical device and biotechnology companies like us have been highly volatile. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

        o       biological or medical discoveries

        o technological innovations or new commercial services by us or our competitors

        o developments concerning proprietary rights, including patents and litigation matters

        o regulatory developments in both the United States and foreign countries

        o       public concern as to the safety of new technologies

        o       general market conditions

        o comments made by analysts, including changes in analysts' estimates of our financial performance

        o       quarterly fluctuations in our revenue and financial results.

        The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and medical device companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our revenue and earnings. Any adverse determination in such litigation could also subject us to significant liabilities.



ITEM 2. PROPERTIES

        Cerus leases approximately 17,800 square feet for its main facility and approximately 9,900 square feet for an additional facility, both of which contain laboratory and office space, in Concord, California. The lease of the main facility extends through June 2004 with one five-year renewal option. The lease of the additional facility extends through January 2000, with renewal options for up to five years. Cerus also has a lease for approximately 9,455 square feet at a facility located near its main facility in Concord. The lease extends through June 30, 2000. Cerus believes that its facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        (a) Cerus' common stock is traded on the Nasdaq National Market under the symbol "CERS." Cerus completed the initial public offering of its common stock on January 30, 1997. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:


                                                HIGH               LOW
                                               -------          --------
Year Ended December 31, 1997:
  First Quarter (from January 30)...           $12 3/8          $  7 3/4
  Second Quarter ...................            12 3/4             8 1/2
  Third Quarter ....................            18 1/8             8
   Fourth Quarter ..................            25 1/2            16 7/8

 Year Ended December 31, 1998:
   First Quarter ...................            22 1/2            14 1/2
   Second Quarter ..................            16 7/8            12
   Third Quarter ...................            25                13 1/4
   Fourth Quarter ..................            21                11 1/4


        On March 23, 1999, the last reported sale price of Cerus' common stock on the Nasdaq National Market was $23.25 per share. On March 23, 1999, Cerus had approximately 239 holders of record of Common Stock.

        (b) On March 3, 1999, Cerus sold 3,327 shares of unregistered Series B preferred stock to Baxter for an aggregate purchase price of $9.5 million. Such sale of Series B preferred stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data for the fiscal year ended December 31, 1998. The information presented should be read in conjunction with the financial statements and notes included elsewhere herein. The selected financial data for the periods prior to the financial statements included herein are derived from audited financial statements.


                                                                          YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                             1998                1997                1996                1995          1994
                                           --------            --------            --------            --------       --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue ....................             $  2,903            $  6,851            $  3,609            $  6,799       $  4,796
  Operating expenses:
    Research and development ....            29,783              19,569              12,080               8,125          5,680
    General and administrative ..             3,841               3,163               2,200               1,517          1,194
                                           --------            --------            --------            --------       --------
        Total operating
          expenses...............            33,624              22,732              14,280               9,642          6,874
                                           --------            --------            --------            --------       --------

  Loss from operations ..........           (30,721)            (15,881)            (10,671)             (2,843)        (2,078)
  Other income, net .............             1,163               1,217                 464                 483            278
                                           --------            --------            --------            --------       --------
  Net loss ......................          $(29,558)           $(14,664)           $(10,207)           $ (2,360)      $ (1,800)
                                           ========            ========            ========            ========       ========
  Net loss per share-basic and
    diluted(1) ..................          $  (3.17)           $  (1.76)           $  (5.98)           $  (1.67)      $  (1.24)
  Shares used in computing net
    loss per share-basic and
    diluted(1) .................              9,325               8,352               1,706               1,414          1,456


                                                                           AS OF DECEMBER 31,
                                       ----------------------------------------------------------------------------------------
                                         1998                1997                1996                1995                1994
                                       --------            --------            --------            --------            --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and
    short-term investments .....       $ 19,802            $ 21,581            $  6,002            $  9,659            $  7,802
  Working capital ..............            537              21,374               2,653               7,263               5,865
  Total assets .................         20,934              27,315               8,812              11,349               9,684
  Capital lease obligations,
    Less current portion .......             12                  43                  92                  32                  94
  Redeemable convertible
    preferred stock ............          5,000                  --                  --                  --                  --
  Accumulated deficit ..........        (64,428)            (34,870)            (20,206)             (9,999)             (7,639)
  Total stockholders' equity ...         (3,656)             22,475               4,839               8,663               5,439
    (deficit) ..................         (3,656)             22,475               4,839               8,663               5,439

------------------
(1) See Note 1 of Notes to Financial Statements for a description of the method used in computing the net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of Cerus should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Cerus' actual results could differ significantly from those discussed in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere herein.

OVERVIEW

        Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of techniques and systems for inactivating pathogens in transfusion blood components. Cerus has been unprofitable since inception and, as of December 31, 1998, had an accumulated deficit of approximately $64.4 million. All of Cerus' systems are in the research and development stage and Cerus has not received any revenue from product sales. Cerus will be required to conduct significant research, development, preclinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of Cerus' development funding is provided by Baxter based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

        Agreement with Baxter for the development of pathogen inactivation systems for platelets. In December 1993, Cerus entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement was amended in December 1996 and June 1998. The amended agreement (the "Platelet Agreement") provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time and for a sharing of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The June 1998 amendment provides for Cerus, beginning April 1, 1998, to fund $5.0 million of development costs previously to be funded by Baxter. At the time of the amendment, Baxter agreed to purchase $5.0 million of Series A preferred stock and agreed to make a $5.0 million cash milestone payment to Cerus upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. As part of the June 1998 amendment, Cerus increased its share of the adjusted product revenue from future sales of the platelet system disposables from approximately 28.2% of adjusted product revenue to approximately 33.5% in exchange for Cerus' agreement to pay Baxter $8.3 million on June 30, 1999. Cerus may defer such payment for up to twelve months under certain circumstances.

        In addition to the sale of $5.0 million of Series A preferred stock, Cerus has received a $1.0 million equity investment under the Platelet Agreement from Baxter and has recognized approximately $13.8 million in revenue from Baxter from inception cumulatively through December 31, 1998, including $3.0 million in license fees, $2.5 million in milestone payments and approximately $8.3 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

        Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. In January and July 1995, Cerus and Baxter entered into interim funding agreements related to the development of pathogen inactivation systems for plasma and red blood cells used for transfusions. In April 1996, Cerus entered into a development and commercialization agreement with Baxter, principally focused on the development of fresh frozen plasma (FFP) and red blood cell pathogen inactivation systems. The agreement was amended in March 1998 and June 1998. The amended agreement (the "RBC/FFP Agreement") provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses.

        Under the RBC/FFP Agreement, Cerus and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million payable in equal installments of $600,000 each in January 1999 and January 2000. The RBC/FFP Agreement also provides for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses. Under Cerus' direction, Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

        Under the RBC/FFP Agreement, Cerus has received $14.0 million in equity investments from Baxter and has recognized approximately $7.4 million in revenue from Baxter, cumulatively through December 31, 1998, to fund the development of the red blood cell and FFP systems. Development funding is in the form of payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus and to reimburse Cerus for fee-for-service development activities. Development funding revenue is recognized as the related project costs are incurred. The RBC/FFP Agreement also provides for Baxter to make a $2.0 million equity investment in Cerus' common stock, subject to approval by the FDA to commence Phase 3 clinical trials of the platelet system in the United States. In January 1999, Cerus, in conjunction with the FDA, determined the preliminary framework governing the Phase 3 protocol. As a result, Baxter will make the investment on April 1, 1999, at $31.79 per share, which is equal to 120% of the average closing price of the common stock for the thirty (30) trading days prior to and including February 11, 1999.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

        Revenue. Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under development and commercialization agreements with Baxter in the area of blood component pathogen inactivation, payments from other collaboration agreements, including Cerus' agreement with the Consortium for Plasma Science (the "Consortium"), and payments from the United States government under research grant programs. Revenue earned under the agreements with Baxter for the years ending December 31, 1998, 1997 and 1996 was $2.1 million, $6.2 million and $2.9 million and accounted for 73%, 90% and 79% of Cerus' total revenue, respectively. Revenue from Baxter decreased in 1998 from 1997, primarily due to greater increases in total development expenses on the platelet and red blood cell programs by Baxter relative to increased development expenses by Cerus and Cerus' agreement to fund a portion of Baxter's development commitment for the platelet system in 1998. Revenue from Baxter increased in 1997 from 1996, as Cerus recognized milestone and license fee revenue related to the platelet program of approximately $1.7 million and recognized increased development revenue primarily relating to its FFP and red blood cell programs. Government grant revenue, generally unchanged among the periods, was approximately $776,000, $660,000 and $758,000 for the years 1998, 1997 and 1996, respectively.

        Research and Development Expenses. Cerus' research and development expenses include both the internal and external expenses relating to the development of its products. Internal research and development expenses primarily consist of personnel expenses, laboratory supplies and overhead operating expenses. External research and development expenses primarily include those relating to the manufacturing of its compounds, preclinical toxicology studies, clinical trials and protecting and maintaining intellectual property. Research and development expenses for the years ending December 31, 1998, 1997 and 1996 were $29.8 million, $19.6 million and $12.1 million, respectively. The increases in 1998 and 1997 were due principally to third party costs, particularly toxicology studies, compound manufacturing development and initiation of clinical trials relating to the platelet and FFP programs, as well as to increased activity at Cerus in the FFP and red blood cell programs. A significant portion of the increase was the result of increased payroll and other personnel expenses, related laboratory supplies, equipment and facilities expansion. In addition, under amendments to the 1993 platelet agreement, Cerus recognized research and development expenses in 1998 and 1997 of $8.3 million and $5.5 million, respectively, to increase its share of platelet pathogen inactivation system adjusted product revenue from 26.0% to 33.5%. Cerus anticipates that its research and development expenses will increase as its platelet and FFP systems enter large-scale Phase 3 clinical trials and as development activity relating to its other products increases.

        General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for administrative, finance, human resource and executive personnel, legal, accounting and other professional fees and overhead operating expenses. General and administrative expenses were approximately $3.8 million in 1998, $3.2 million in 1997 and $2.2 million in 1996. The increases were primarily attributable to increased personnel levels associated with the expansion of Cerus' operations. Cerus expects its general and administrative expenses to continue to increase as it expands its development activities.

        Other Income (Expense). Other income (expense) consists primarily of interest earned on cash balances and short-term investments. Interest income was approximately $1.2 million in 1998, $1.2 million in 1997 and $482,000 in 1996. The increase in 1998 and 1997 from 1996 was attributable primarily to increased average cash balances related to proceeds from Cerus' initial public offering and private placements of common and preferred stock to Baxter. Interest expense was relatively unchanged and was approximately $9,000, $15,000 and $18,000 for the years 1998, 1997 and 1996, respectively. Cerus typically maintains substantial balances of cash and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the cash balances it maintains.

LIQUIDITY AND CAPITAL RESOURCES

        Cerus' sources of capital to date have consisted of public and private placements of equity securities, development funding by Baxter, United States government grants and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance. At December 31, 1998, Cerus had cash, cash equivalents and short-term investments of approximately $19.8 million.

        In January 1997, Cerus completed an initial public offering of 2,000,000 shares of common stock, generating net proceeds (after deduction of offering costs) of approximately $21.1 million. Concurrent with this offering, Cerus sold directly to Baxter an additional 496,878 shares of its common stock for an aggregate purchase price of approximately $5.5 million. In October 1997, Cerus completed a private placement of 217,202 shares of common stock to Baxter for an aggregate purchase price of approximately $5.0 million.

        In July 1998, Baxter purchased 5,000 shares of Series A preferred stock for an aggregate purchase price of $5.0 million. The Series A preferred stock will convert to Cerus common stock upon the approval of a new drug application
(NDA) or pre-market approval (PMA) or equivalent by the FDA or a CE Marking approval in Europe under the Platelet Agreement or upon termination of cooperative development work under the Platelet Agreement. In the event of marketing approval, each share of Series A preferred stock shall automatically be converted into that number of shares of common stock equal to $1,000 (the "Original Issue Price") divided by one hundred twenty percent (120%) of the average closing price of the common stock for the thirty (30) trading days prior to and including the trading day immediately prior to the event of the marketing approval. In the event of a program termination, each share of Series A preferred stock shall automatically be converted into that number of shares of common stock equal to the Original Issue Price divided by the average closing price of the common stock for the thirty (30) trading days commencing with the fifteenth (15th) trading day prior to the event of program termination. Cerus has the right to redeem the Series A preferred stock prior to conversion for a $5.0 million cash payment. In the event of a program termination, Baxter may require Cerus to redeem the Series A preferred stock for a $5.0 million cash payment.

        In July 1998, Cerus completed a private placement to Baxter pursuant to Cerus' achievement of a milestone under the RBC/FFP Agreement. Baxter purchased 159,595 shares of common stock at one hundred twenty percent (120%) of the average closing price of the common stock for the thirty (30) trading days prior to the purchase for an aggregate purchase price of approximately $3.0 million.

        In January 1999, Cerus, in consultation with the FDA, determined the preliminary framework governing Cerus' Phase 3 clinical trial protocol for its platelet pathogen inactivation system. As a result, Baxter will purchase $2 million of Cerus common stock on April 1, 1999 at $31.79 per share, which is 120% of the average closing price of the common stock for the thirty (30) trading days prior to and including February 11, 1999.

        In March 1999, Baxter purchased 3,327 shares of Series B preferred stock for an aggregate purchase price of $9.5 million. Each share of Series B preferred stock becomes convertible at Baxter's option into 100 shares of Cerus common stock on March 3, 2000. Upon Cerus' completion of cumulative equity financings with parties other than Baxter in excess of $20 million, including this offering, the Series B preferred stock will earn a premium of 7% per annum for a period not to exceed one year. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment to Baxter equal to the aggregate purchase price of the shares redeemed.

        Net cash used in operating activities was approximately $9.7 million in 1998, compared to $16.6 million in 1997. The use of cash primarily resulted from net losses of $29.6 million offset by an increase in accounts payable to Baxter of $12.7 million and a decrease in accounts receivable from Baxter of $4.4 million. Accounts payable to Baxter increased primarily due to research and development expenses of $8.3 million incurred to increase Cerus' share of future product revenue from the platelet pathogen inactivation system, as well as reimbursement of Baxter's portion of the development costs for the platelet and FFP programs in 1998. Cerus intends to fund the payable to Baxter from available cash resources and the proceeds from the sale of Series B preferred stock to Baxter. Net cash used in investing activities in 1998 of approximately $4.0 million resulted principally from purchases of $29.3 million of short-term investments offset by the maturities of $25.6 million of short-term investments and the purchase of approximately $305,000 furniture, equipment and leasehold improvements. Working capital decreased to $0.5 million at December 31, 1998 from $21.4 million at December 31, 1997, primarily due to increases in accounts payable to Baxter and the decrease in accounts receivable from Baxter.

        Cerus believes that its available cash balances, together with anticipated proceeds of this offering, cash flows from existing Baxter and grant arrangements, will be sufficient to meet its capital requirements for at least the next eighteen months. These near-term capital requirements are dependent on various factors including the development progress of Cerus' pathogen inactivation systems; payments and equity investments by Baxter; potential deferral of the payment to Baxter of $8.3 million due on June 30, 1999 to June 30, 2000; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors in addition to Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of Cerus' pathogen inactivation systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. There can be no assurance that capital will be available on favorable terms, if at all. There can be no assurance that Cerus will be able to meet its capital requirements for this or any other period.

IMPACT OF THE YEAR 2000

        The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

        Cerus has implemented a program to assess its exposure from Y2K related failures in its internal systems and those of its significant suppliers. Cerus has identified internal computer systems and software and instrumentation that is critical to its operations and may be subject to the Y2K issue, such as microprocessor-based analytical equipment. Based on its assessment to date, Cerus has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Cerus estimates that costs associated with the upgrade and conversion of existing computer software relating to the Y2K issue will be less than $100,000. Cerus has contacted its significant third-party suppliers, including Baxter, to assess their compliance with the Y2K issue. There can be no assurance that costs will not exceed Cerus' estimate or that other companies on which it relies will not experience Y2K issues that have a material adverse effect on Cerus' operations. If Cerus is unable to upgrade its systems and software for Y2K compliance or if third parties on which Cerus relies are unable to operate fully due to a lack of Y2K compliance,

Cerus' operations may be materially adversely affected. Cerus does not currently have a contingency plan in the event that Cerus' or its significant suppliers' systems are not Y2K compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cerus maintains an investment portfolio of various issuers, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at December 31, 1998 and 1997 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $19.8 million at December 31, 1998, approximately 31% have original maturity dates of less than 90 days and 69% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Company's financial statements, together with related notes and report of Ernst & Young, LLP, independent auditors, are listed in Item 14(a) and included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Cerus and their ages as of February 28, 1999 are as follows:


                 NAME                  AGE                        POSITION
                 ----                  ---                        --------
EXECUTIVE OFFICERS AND DIRECTORS
Stephen T. Isaacs...................   50    President, Chief Executive Officer and Director

Laurence M. Corash..................   54    Vice President, Medical Affairs

John E. Hearst......................   63    Vice  President,   New  Science   Opportunities  and
                                             Director

Robert E. Miller....................   56    Vice President, Finance and Chief Financial Officer

B. J. Cassin(1)(2)..................   65    Chairman of the Board

Peter H. McNerney(1)................   48    Director

Dale A. Smith.......................   67    Director

Henry E. Stickney(2)................   66    Director


(1)     Member of the Compensation Committee

(2)     Member of the Audit Committee

        The Board of Directors is divided into three classes, each class having a three-year term. Dr. Hearst and Mr. Stickney are Class I directors, whose terms expire in 2001; Mr. Isaacs and Mr. Smith are Class II directors, whose terms expire in 1999; and Mr. Cassin and Mr. McNerney are Class III directors, whose terms expire in 2000.

        STEPHEN T. ISAACS founded Cerus in September 1991 and has served as President, Chief Executive Officer and a member of the Board of Directors since that time. Mr. Isaacs was previously President and Chief Executive Officer of HRI, a research and development company, from September 1984 to December 1996. From 1975 to 1986, Mr. Isaacs held a faculty research position at the University of California at Berkeley.

        LAURENCE M. CORASH, M.D., a co-founder of Cerus, has been Vice President, Medical Affairs of Cerus since July 1996. From July 1994 until he assumed his current position, Dr. Corash was Director of Medical Affairs. Dr. Corash was a consultant to Cerus from 1991 to July 1994. Dr. Corash has been a Professor of Laboratory Medicine at the University of California, San Francisco since July 1985 and Chief of the Hematology Laboratory for the Medical Center at the University of California, San Francisco since January 1982. Dr. Corash has served as a consultant to the FDA Advisory Panel for Hematology Devices since 1990.

        JOHN E. HEARST, PH.D., D.SC., a co-founder of Cerus, was elected Vice President, New Science Opportunities in July 1996. From January 1996 until July 1996, Dr. Hearst served as Director, New Science Opportunities. He has served as a member of the Board of Directors of Cerus since January 1992. Dr. Hearst was a Professor of Chemistry at the University of California at Berkeley from 1962 to 1996. As an Emeritus Professor, he retains the position of Senior Staff Scientist at the Lawrence Berkeley Laboratory. He served as Director of the Chemical Dynamics Division at the Lawrence Berkeley Laboratory from 1986 to 1989.

        ROBERT E. MILLER joined Cerus as Vice President and Chief Financial Officer of Cerus on January 4, 1999. From January 1997 to November 1998 he was employed by MedAcoustics, a privately held medical device company, holding positions of Chief Financial Officer and Vice President of Sales and Marketing. From September 1994 through December 1996 he was the Chief Financial Officer at Systems Control, Inc., a privately held environmental testing company. Prior to that, he was the Chief Financial Officer at GAF Corporation, Bugle Boy, Inc., Ameron Corporation and Penwest, Ltd. and the Treasurer of Mead Corporation. He was also in investment banking at Merrill Lynch and Blyth Eastman Dillon.

        B. J. CASSIN has served as Chairman of the Board of Cerus since December 1992. Mr. Cassin has been a private venture capitalist since 1979. Previously, Mr. Cassin co-founded Xidex Corporation, a manufacturer of data storage media, in 1969. Mr. Cassin is currently a director of Symphonix Devices, Inc., as well as a number of private companies.

        PETER H. MCNERNEY has served as a member of the Board of Directors of Cerus since December 1992. Mr. McNerney has been a General Partner of Coral Ventures, a venture capital investment firm, since 1992. Prior to that, Mr. McNerney was a Managing Partner of Kensington Group, a management consulting firm, from 1989 to 1992. Mr. McNerney serves as a director for Aksys, Ltd.

        DALE A. SMITH has served as a member of the Board of Directors of Cerus since March 1994. From 1978 to July 1995, Mr. Smith was Group Vice President of Baxter Healthcare Corporation. Mr. Smith serves as a director of Vical, Inc.

        HENRY E. STICKNEY has served as a member of the Board of Directors of Cerus since January 1992. In 1988, Mr. Stickney founded Health IQ Corporation (formerly, Reimbursement Dynamics, Inc.), a medical consulting company specializing in health care economics and reimbursement issues, and has served as its chief executive officer since that time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires Cerus' directors and executive officers, and persons who own more than 10 percent of a registered class of Cerus' equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cerus. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish Cerus with copies of all Section 16(a) forms they file.

        To Cerus's knowledge, based solely on a review of the copies of such reports furnished to Cerus and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were complied with except that Mr. McNerney and Mr. Stickney each filed late one report covering one transaction.


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

        The Plan provides for the grant of incentive stock options and stock appreciation rights appurtenant thereto to employees (including officers and employee-directors) and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Plan generally may not exceed 10 years. The exercise price of options granted under the Plan is determined by the Board of Directors, provided that the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of the option grant and the exercise price of a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant. Options granted under the Plan vest at the rate specified in the option agreement. Restricted stock purchase awards granted under the Plan may be granted pursuant to a repurchase option in favor of Cerus in accordance with a vesting schedule and at a price determined by the Board of Directors. Restricted stock purchases must be at a price equal to at least 85% of the stock's fair market value on the award date, but stock bonuses may be awarded in consideration of past services without a purchase payment. Upon certain changes in control, all outstanding awards under the Plan will either be assumed, continued or substituted by the surviving entity. If the surviving entity determines not to assume, continue or substitute such awards, with respect to persons then performing services as employees, directors or consultants, the time during which such awards may be exercised will be accelerated and the awards terminated if not exercised prior to such change in control. There were no awards under the Plan in 1998 to directors who are not employes of Cerus. Messrs. Isaacs and Hearst were awarded options as set forth in the table captioned "Option Grants in Fiscal 1998."


COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth, for the fiscal years ended December 31, 1998, 1997 and 1996, the compensation awarded to or earned by Cerus' Chief Executive Officer and the other executive officers whose combined salary and bonus for the year ended December 31, 1998 was in excess of $100,000 (collectively, the "Named Executive Officers"):

                                SUMMARY COMPENSATION TABLE (1)


                                                                                           LONG-TERM
                                                ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                    ---------------------------------------------     ---------------------
                                   FISCAL                                             SECURITIES UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR           SALARY($)             BONUS($)            OPTIONS(#)       COMPENSATION($)
                                   ------          ---------             --------     ---------------------   ---------------
Stephen T. Isaacs                   1998           280,000               80,000               40,000             1,102(2)
  President and Chief               1997           260,000               60,000                   --                --
  Executive Officer                 1996           230,833               61,290(3)            36,750             1,110(4)

Laurence M. Corash                  1998           250,000               40,000               41,000             1,440(2)
  Vice President, Medical           1997           235,000               35,000                   --                --
  Affairs                           1996           179,870               26,945(5)            29,400               813(4)

John E. Hearst                      1998           176,158(6)            25,000               30,000             3,763(2)
  Vice President, New               1997           153,000(6)            20,000                   --                --
  Science Opportunities .           1996           138,958(6)            15,839(7)             7,530               722(4)

--------------------

(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees, and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2)     Reflects group term life insurance premiums paid by Cerus.

(3)     Includes $1,290 of interest forgiven.

(4) Reflects reimbursement for the amount of taxes payable in connection with forgiveness of interest.

(5)     Includes $945 of interest forgiven.

(6) Reflects salary for employment at 80% of full time through August 31, 1998 and 100% of full time starting September 1, 1998.

(7)     Includes $839 of interest forgiven.

                        STOCK OPTION GRANTS AND EXERCISES

        Cerus grants stock options to its executive officers under the Plan. As of December 31, 1998, options to purchase 918,434 shares were outstanding under the Plan and options to purchase 81,532 shares remained available for grant thereunder.

        The following table sets forth certain information for each grant of stock options made during the fiscal year ended December 31, 1998, to each of the Named Executive Officers:


                          OPTION GRANTS IN FISCAL 1998


                                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                                     AT ASSUMED ANNUAL RATES
                                                                                                   OF STOCK PRICE APPRECIATION
                                                  INDIVIDUAL GRANTS                                    FOR OPTION TERM (3)
                             -----------------------------------------------------------           ---------------------------
                                                 PERCENTAGE
                              NUMBER OF           OF TOTAL
                             SECURITIES           OPTIONS
                             UNDERLYING          GRANTED TO    EXERCISE
                              OPTIONS            EMPLOYEES      OR BASE
                              GRANTED             IN FISAL       PRICE        EXPIRATION
          NAME                 (#)(1)            1998(%)(2)     ($/SH)           DATE                5%($)              10%($)
-----------------------      ----------          ----------    --------       ----------           --------           --------
Stephen T. Isaacs              40,000                7.2%      $  15.50         11/18/08           $390,600           $985,800
Laurence M. Corash             40,000                7.2       $  15.50         11/18/08            390,600            985,800
John E. Hearst                 25,000                4.5       $  15.50         11/18/08            244,125            616,125

---------------
(1) Options become exercisable at a rate of 1/48th per month from the date of grant. Options may be exercised immediately pursuant to early exercise provisions contained in the option agreements. Any shares issued pursuant to such early exercise provisions are subject to repurchase upon termination of employment. Such repurchase option terminates at a rate of 1/48th per month. The options expire 10 years from the date of grant or earlier upon termination of employment..

(2)     Based on options to purchase 558,742 shares granted in 1998.

(3) The potential realizable value is based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect Cerus' estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Cerus' common stock and no gain to the optionee is possible unless the stock price increases over the option term.

        The Named Executive Officers did not exercise any stock options during the fiscal year ended December 31, 1998. The following table sets forth for each of the Named Executive Officers the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 1998.

                       AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                                    VALUE OF
                                               NUMBER OF SECURITIES               UNEXERCISED
                                              UNDERLYING UNEXERCISED              IN-THE-MONEY
                                               OPTIONS AT FY-END (#)            OPTIONS AT FY-END
NAME                                         EXERCISABLE/UNEXERCISABLE     ($) EXERCISABLE/UNEXERCISABLE
----                                         -------------------------     -----------------------------
Stephen T. Isaacs                                    76,750/0                       891,790/0
Laurence M. Corash                                   69,400/0                       757,432/0
John E. Hearst                                       32,350/0                       271,858/0



(1) Value of unexercised in-the-money options is based on the per share deemed value at year end, determined after the date of grant solely for financial accounting purposes, less the exercise price payable for such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1999 by:
(i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.


                                                        BENEFICIAL OWNERSHIP
                                                     ----------------------------
                                                     NUMBER OF         PERCENT OF
BENEFICIAL OWNER                                      SHARES            TOTAL (%)
----------------                                     ---------         ----------
Baxter Healthcare Corporation ...............       1,617,425              17.2%
  One Baxter Parkway
  Deerfield, IL 60015

Coral Partners II, a limited partnership(2)..
  60 South Sixth Street                               914,218               9.7%
  Suite 3510
  Minneapolis, MN 55402


Stephen T. Isaacs(3) ........................         398,538               4.2%

Laurence M. Corash(4) .......................         300,925               3.2%

John E. Hearst(5) ...........................         274,475               2.9%

Robert E. Miller(6) .........................         115,000               1.2%

B.J. Cassin(7) ..............................         365,913               3.9%

Peter H. McNerney(2) ........................         914,218               9.7%
  Coral Group, Inc.
  60 South Sixth Street
  Suite 3510
  Minneapolis, MN 55402

Dale A. Smith(8) ............................          14,700                 *

Henry E. Stickney(9) ........................          74,202                 *

All executive officers and directors as a
  group (8 persons)(10) .....................       2,457,971              25.2%


---------------
*       Less than on percent (1%)

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13 G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes 322,900 shares of stock subject to options and warrants currently exercisable or convertible within 60 days of the date of this table. Applicable percentages are based on 9,422,503 shares outstanding on February 28, 1999, adjusted as required by rules promulgated by the SEC.

(2) Includes 426,215 shares held by Coral Partners II, 463,749 shares held by Coral Partners IV and 24,254 shares held by Peter H. McNerney. Mr. McNerney is a General Partner of Coral Partners II and Coral Partners IV and disclaims beneficial ownership of the shares held by such entities except to the extent of his proportionate partnership interest therein.

(3) Includes 7,607 shares owned by Kathryn MacBride individually, 7,350 shares held by Kathryn MacBride as custodian for Alexandra Isaacs and 7,350 shares held by Kathryn MacBride as custodian for Megan Isaacs. Kathryn MacBride is the spouse of Mr. Isaacs. Includes 76,750 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 45,789 shares would be subject to a right of repurchase in favor of Cerus.

(4) Includes 69,400 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 43,797 shares would be subject to a right of repurchase in favor of Cerus.

(5) Includes 94,774 shares held by the Hearst Revocable Trust, 50,000 shares held by the John Hearst 1998 Annuity Trust, 50,000 shares held by the Jean Hearst 1998 Annuity Trust, 22,050 shares held by the David Paul Hearst Irrevocable Trust and 22,050 shares held by the Leslie Jean Hearst Irrevocable Trust. Includes 32,350 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 24,389 shares would be subject to a right of repurchase in favor of Cerus.

(6) Includes 115,000 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, all 115,000 shares would be subject to a right of repurchase in favor of Cerus.

(7) Includes 306,372 shares held by Brendan Joseph Cassin and Isabel B. Cassin, Trustees of the Cassin Family Trust, 44,841 shares held by Cassin Family Partners, a California Limited Partnership, and 14,700 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 3,982 shares would be subject to a right of repurchase in favor of Cerus.

(8) Includes 14,700 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 1,532 shares would be subject to a right of repurchase in favor of Cerus.

(9) Includes 18,302 shares held by Mr. Stickney as Trustee of the Stickney Family Trust, 1,500 shares held by Mr. Stickney's spouse and 3,982 shares which are subject to a right of repurchase by Cerus that expires ratably through May 2000.

(10)    Includes information contained in the notes above, as applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BAXTER HEALTHCARE CORPORATION

        Cerus is a party to development agreements with Baxter for the development and commercialization of platelet, FFP and red cell pathogen inactivation systems, and has sold and issued to Baxter shares of capital stock pursuant to certain stock purchase agreements. The development agreements were amended in June 1998.

        The amended development agreement for the platelet program provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time and for a sharing of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. Beginning April 1, 1998, Cerus will fund $5.0 million of development costs previously agreed to be funded by Baxter. Baxter also purchased $5.0 million of Series A preferred stock and agreed to make a $5.0 million cash milestone payment to Cerus upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the program. In addition, Cerus increased its share of the adjusted product revenue from future sales of platelet system disposables from approximately 28.2% of adjusted product revenue to approximately 33.5% in exchange for Cerus' agreement to pay Baxter $8.3 million on June 30, 1999. Cerus may defer such payment for up to twelve months under certain circumstances. The development agreement for the FFP and red blood cell programs provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time and for an equal sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses. Cerus and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million payable in equal installments of $600,000 each in January 1999 and January 2000. Cerus and Baxter will receive 75% and 25%, respectively, of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses. Under Cerus' direction, Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive worldwide distribution license. In June 1998, Cerus and Baxter also entered into a preferred stock purchase agreement under which Baxter purchased $9.5 million of Series B preferred stock on March 3, 1999.

        Baxter currently holds approximately 1,617,425 shares of Cerus' common stock, or 17.2%, and has paid Cerus an aggregate of approximately $68.5 million cumulatively since inception, consisting of $35 million in equity investments and $33 million in development and milestone payments under various development and commercialization agreements, and has made equity and other funding commitments to provide up to an additional $64.9 million.

CONSORTIUM FOR PLASMA SCIENCE

        In December 1998, Cerus and the Consortium for Plasma Science entered into an agreement for the development of a pathogen inactivation system for source plasma. The Consortium is co-funded by four plasma fractionation companies, one of which is Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. The agreement includes an initial commitment of approximately $2.0 million to fund development of Cerus' proprietary technology for use with source plasma. The initial term of the agreement is one year, beginning January 1999. The agreement contemplates funding by the Consortium through the regulatory approval phase, with future commitments to be determined by the Consortium annually. The agreement provides for the Company to pay the Consortium a royalty on potential product sales.

INDEMNIFICATION AND LIMITATION OF DIRECTOR AND OFFICER LIABILITY

        In July 1996, the Board authorized Cerus to enter into indemnity agreements with each of the Company's directors, executive officers, Controller and Director of Finance. The form of indemnity agreement provides that Cerus will indemnify against any and all expenses of the indemnified person who incurred such expenses because of his or her status as a director or executive officer, to the fullest extent permitted by Cerus' Bylaws and Delaware law. In addition, Cerus' Bylaws provide that Cerus shall indemnify its directors and executive officers to the fullest extent permitted by Delaware law, subject to certain limitations, and may also secure insurance, to the fullest extent permitted by Delaware law, on behalf of any director, officer, employee or agent against any expense, liability or loss arising out of his or her actions in such capacity.

        Cerus' Restated Certificate of Incorporation contains certain provisions relating to the limitation of liability of directors. Cerus' Restated Certificate provides that a director shall not be personally liable to Cerus or its stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock repurchases or redemptions, or (iv) for any transaction from which the director derived an improper benefit. If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of a Cerus director shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended. The provision in the Restated Certificate does not eliminate the duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are being filed as part of this report on Form 10-K:

(a)     Financial Statements.

                                                                                               Page
                                                                                               ----
        Report of Independent Auditors .........................................                F-2

        Balance Sheets as of December 31, 1998 and 1997.........................                F-3

        Statements of Operations for the three years ended December 31, 1998....                F-4

        Statements of Stockholders' Equity (Deficit)
          for the three years ended December 31, 1998...........................                F-5

        Statements of Cash Flows for the three years ended December 31, 1998....                F-6

        Notes to Financial Statements...........................................                F-7

        Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)     Exhibits


EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
3.1.1          Amended and Restated Certificate of Incorporation of Cerus
               Corporation.

3.1.2 Form of Certificate of Designations of Series A Preferred Stock of Cerus.

3.1.3 Form of Certificate of Designations of Series B Preferred Stock of Cerus.

3.2(1)         Bylaws of Cerus.

10.1(1) Form of Indemnity Agreement entered into between Cerus and each of its directors and executive officers.

10.2(1)        1996 Equity Incentive Plan.

10.3(1)        Form of Incentive Stock Option Agreement under the 1996 Equity
               Incentive Plan.

10.4(1)        Form of Nonstatutory Stock Option Agreement under the 1996 Equity
               Incentive Plan.

10.5(1)        1996 Employee Stock Purchase Plan Offering.

10.7(1)        Warrant Agreement, dated May 11, 1992, between Cerus and
               Comdisco, Inc. to purchase Series A Preferred Stock.

10.8(1)        Warrant Agreement, dated July 12, 1993, between Cerus and
               Comdisco, Inc. to purchase Series B Preferred Stock.

10.9(1)        Warrant Agreement, dated May 25, 1994, between Cerus and
               Comdisco, Inc. to purchase Series C Preferred Stock.

10.10(1)       Warrant Agreement, dated April 25, 1995, between Cerus and
               Comdisco, Inc. to purchase Series D Preferred Stock.

10.11(1)       Form of Warrant to purchase shares of Series B Preferred Stock of
               Cerus.

10.12(1)       Form of Warrant to purchase shares of Series C Preferred Stock of
               Cerus.

10.13(1) Series D Preferred Stock Purchase Agreement, dated March 1, 1995, between Cerus and certain investors.

10.14(1) Series E Preferred Stock Purchase Agreement, dated April 1, 1996, between Cerus and Baxter Healthcare Corporation.

10.15(1)       Common Stock Purchase Agreement, dated September 3, 1996 between
               Cerus and Baxter Healthcare Corporation.

10.16(1)       Amended and Restated Investors' Rights Agreement, dated April 1,
               1996, among Cerus and certain investors.

10.17+(1)      Development, Manufacturing and Marketing Agreement, dated
               December 10, 1993 between Cerus and Baxter Healthcare
               Corporation.

10.21(1)       Industrial Real Estate Lease, dated October 1, 1992, between
               Cerus and Shamrock Development Company, as amended on May 16,
               1994 and December 21, 1995.

10.22(1) Real Property Lease, dated August 8, 1996, between the Registrant and S.P. Cuff.

10.23(1)       Lease, dated February 1, 1996, between Cerus and Holmgren
               Partners.

10.24(1)       First Amendment to Common Stock Purchase Agreement, dated
               December 9, 1996, between Cerus and Baxter Healthcare
               Corporation.

10.25+(1)      Amendment, dated as of January 3, 1997, to the Agreement filed as
               Exhibit 10.17.

10.26(1)       Memorandum of Agreement, dated as of January 3, 1997, between
               Cerus and Baxter Healthcare Corporation.

10.27+ License Agreement, dated as of November 30, 1992, by and among the Company, Miles Inc. and Diamond Scientific Corporation.

10.28+(2)      Amendment to Development, Manufacturing and Marketing Agreement,
               dated as of March 6, 1998, by and between Cerus and Baxter
               Healthcare Corporation.

10.29(3)       Series A Preferred Stock Purchase Agreement, dated as of June 30,
               1998, by and between Cerus and Baxter Healthcare Corporation.

10.30(3)       Series B Preferred Stock Purchase Agreement, dated as of June 30,
               1998, by and between Cerus and Baxter Healthcare Corporation.

10.31(3) Memorandum of Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.

10.32(3)       Second Amendment to Development, Manufacturing and Marketing
               Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.

10.33+(3)      Development, Manufacturing and Marketing Agreement, dated April
               1, 1996, by and between Cerus and Baxter Healthcare Corporation, as amended and restated June 30, 1998.

23.1           Consent of Ernst & Young LLP, Independent Auditors.

27.1           Financial Data Schedule

--------------

+ Certain portions of this exhibit are subject to a confidential treatment order.

(1) Incorporated by reference to Cerus' Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2) Incorporated by reference to Cerus' Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (filed May 15, 1998).

(3) Incorporated by reference to Cerus' Current Report on Form 8-K, dated June 30, 1998 (filed July 22, 1998).

                                CERUS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
Report of Ernst & Young LLP, Independent Auditors...................     F-2
Balance Sheets......................................................     F-3
Statements of Operations............................................     F-4
Statements of Stockholders' Equity (Deficit)........................     F-5
Statements of Cash Flows............................................     F-6
Notes to Financial Statements.......................................     F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cerus Corporation

        We have audited the accompanying balance sheets of Cerus Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerus Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                     /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 22, 1999,
except for Note 2, as to which the date
is January 30, 1999,
and Note 5, as to which the date is
March 3, 1999

                                CERUS CORPORATION

                                 BALANCE SHEETS



                                                                           DECEMBER 31,
                                                               ------------------------------------
                                                                    1998                    1997
                                                               ------------            ------------
ASSETS
Current assets:
  Cash and cash equivalents .............................      $  6,161,088            $ 11,603,596
  Short-term investments ................................        13,640,945               9,977,178
  Accounts receivable from a related party ..............                --               4,376,141
  Other current assets ..................................           312,398                 214,687
                                                               ------------            ------------
Total current assets ....................................        20,114,431              26,171,602
Furniture and equipment at cost:
  Laboratory and office equipment .......................         1,458,084               1,309,950
  Leasehold improvements ................................         1,597,520               1,440,863
                                                               ------------            ------------
                                                                  3,055,604               2,750,813
  Less accumulated depreciation and amortization ........         2,330,876               1,718,984
                                                               ------------            ------------
Net furniture and equipment .............................           724,728               1,031,829
Other assets ............................................            94,536                 111,725
                                                               ------------            ------------
Total assets ............................................      $ 20,933,695            $ 27,315,156
                                                               ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable to a related party ...................      $ 12,718,801            $         --
  Accounts payable ......................................         1,335,776               1,298,868
  Accrued compensation and related expenses .............           982,458                 931,991
  Accrued third-party toxicology and development
    expenses.............................................         2,571,000                 896,000
  Other accrued expenses ................................         1,939,016               1,600,502
  Current portion of capital lease obligations ..........            30,792                  69,816
                                                               ------------            ------------
Total current liabilities ...............................        19,577,843               4,797,177
Capital lease obligations, less current portion .........            12,211                  43,002
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par
  value; 5,000,000 shares authorized: issuable
  in series; 5,000 shares issued and outstanding
  at December 31, 1998 and none at
  December 31, 1997; aggregate liquidation
  preference of $5,000,000 at December 31, 1998 ..........        5,000,000                      --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common  stock, $.001 par value; 50,000,000 shares
     authorized: 9,416,843 and 9,183,629
     shares issued and outstanding at
     December 31, 1998 and 1997, respectively ...........             9,417                   9,184
  Additional paid-in capital ............................        60,813,174              57,476,775
  Deferred compensation .................................           (50,853)               (140,937)
  Accumulated deficit ...................................       (64,428,097)            (34,870,045)
                                                               ------------            ------------
Total stockholders' equity (deficit) ....................        (3,656,359)             22,474,977
                                                               ------------            ------------
Total liabilities and stockholders' equity (deficit) ....      $ 20,933,695            $ 27,315,156
                                                               ============            ============


                             See accompanying notes.

                                CERUS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                      1998                    1997                    1996
                                                  ------------            ------------            ------------
Revenue:
  Licenses, milestones and development
  funding from a related party .............      $  2,127,413            $  6,190,781            $  2,851,236
  Government grants ........................           775,886                 660,066                 758,305
                                                  ------------            ------------            ------------
Total revenue ..............................         2,903,299               6,850,847               3,609,541
Operating expenses:
  Research and development .................        29,783,285              19,569,469              12,080,445
  General and administrative ...............         3,840,816               3,163,012               2,200,018
                                                  ------------            ------------            ------------
Total operating expenses ...................        33,624,101              22,732,481              14,280,463
                                                  ------------            ------------            ------------
Loss from operations .......................       (30,720,802)            (15,881,634)            (10,670,922)
Other income (expense):
  Interest income ..........................         1,171,903               1,232,322                 482,384
  Interest expense .........................            (9,153)                (14,901)                (18,347)
                                                  ------------            ------------            ------------
Total other income (expense) ...............         1,162,750               1,217,421                 464,037
                                                  ------------            ------------            ------------
Net loss ...................................      $(29,558,052)           $(14,664,213)           $(10,206,885)
                                                  ============            ============            ============
Net loss per share -- basic and diluted ....      $      (3.17)           $      (1.76)           $      (5.98)
                                                  ============            ============            ============
Shares used in computing net loss per
share -- basic and diluted .................         9,325,269               8,351,872               1,705,821
                                                  ============            ============            ============


                             See accompanying notes.

                                CERUS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                   PREFERRED STOCK                       COMMON STOCK
                                          -------------------------------       -------------------------------
                                             SHARES             AMOUNT             SHARES             AMOUNT
                                          ------------       ------------       ------------       ------------
Balances at December 31, 1995 .....          2,620,677       $      2,621          1,417,895       $      1,418
 Exercise of stock options ........                 --                 --            510,912                511
 Issuance of Series E
   convertible preferred
   stock, net of issuance
   costs of $100,777 ..............            380,953                381                 --                 --

 Payment on notes receivable ......                 --                 --                 --                 --
 Deferred compensation ............                 --                 --                 --                 --

 Amortization of deferred
   compensation ...................                 --                 --                 --                 --

 Net loss .........................                 --                 --                 --                 --
                                          ------------       ------------       ------------       ------------
Balances at December 31, 1996 .....          3,001,630              3,002          1,928,807              1,929
Public offering of common
 stock, net of expenses of
 $2,945,259 .......................                 --                 --          2,000,000              2,000

Issuance of common stock ..........                 --                 --            714,080                714

Conversion of preferred stock .....         (3,001,630)            (3,002)         4,412,243              4,412

Issuance of common stock
under stock option and employee
 stock purchase plans and
 warrant exercises ................                 --                 --            129,664                130

Common shares reacquired ..........                 --                 --             (1,165)                (1)

Payment on notes receivable .......                 --                 --                 --                 --
Amortization of deferred
 compensation .....................                 --                 --                 --                 --

Net loss ..........................                 --                 --                 --                 --
                                          ------------       ------------       ------------       ------------

Balances at December 31, 1997 .....                 --                 --          9,183,629              9,184
 Issuance of common stock .........                 --                 --            159,595                159
 Issuance of common stock
   under stock option and
   employee stock purchase
   plans and warrant
   exercises ......................                 --                 --             77,984                 78

 Common shares reacquired .........                 --                 --             (4,365)                (4)
 Amortization of deferred
   compensation ...................                 --                 --                 --                 --
 Net loss .........................                 --                 --                 --                 --
                                          ------------       ------------       ------------       ------------
Balances at December 31, 1998 .....                 --       $         --          9,416,843       $      9,417
                                          ============       ============       ============       ============


                                                                              NOTES
                                        ADDITIONAL                          RECEIVABLE                               TOTAL
                                         PAID-IN            DEFERRED          FROM          ACCUMULATED          STOCKHOLDERS'
                                         CAPITAL          COMPENSATION     STOCKHOLDERS       DEFICIT           EQUITY (DEFICIT)
                                       ------------       ------------     ------------     ------------        ----------------
Balances at December 31, 1995 .....    $ 18,738,135       $         --     $    (80,588)    $ (9,998,947)        $  8,662,639
 Exercise of stock options ........         258,411                 --               --               --              258,922
 Issuance of Series E
   convertible preferred
   stock, net of issuance
   costs of $100,777 ..............       5,898,768                 --               --               --            5,899,149

 Payment on notes receivable ......              --                 --            5,382               --                5,382
 Deferred compensation ............         530,215           (530,215)              --               --                   --

 Amortization of deferred
   compensation ...................              --            219,828               --               --              219,828

 Net loss .........................              --                 --               --      (10,206,885)         (10,206,885)
                                       ------------       ------------     ------------     ------------         ------------
Balances at December 31, 1996 .....      25,425,529           (310,387)         (75,206)     (20,205,832)           4,839,035
Public offering of common
 stock, net of expenses of
 $2,945,259 .......................      21,052,741                 --               --               --           21,054,741

Issuance of common stock ..........      10,542,502                 --               --               --           10,543,216

Conversion of preferred stock .....          (3,118)                --               --               --               (1,708)

Issuance of common stock
under stock option and employee
 stock purchase plans and
 warrant exercises ................         459,754                 --               --               --              459,884

Common shares reacquired ..........            (633)                --               --               --                 (634)

Payment on notes receivable .......              --                 --           75,206               --               75,206
Amortization of deferred
 compensation .....................              --            169,450               --               --              169,450

Net loss ..........................              --                 --               --      (14,664,213)         (14,664,213)
                                       ------------       ------------     ------------     ------------         ------------

Balances at December 31, 1997 .....      57,476,775           (140,937)              --      (34,870,045)          22,474,977
 Issuance of common stock .........       2,975,470                 --               --               --            2,975,629
 Issuance of common stock
   under stock option and
   employee stock purchase
   plans and warrant
   exercises ......................         364,767                 --               --               --              364,845

 Common shares reacquired .........          (3,838)                --               --               --               (3,842)
 Amortization of deferred
   compensation ...................              --             90,084               --               --               90,084
 Net loss .........................              --                 --               --      (29,558,052)         (29,558,052)
                                       ------------       ------------     ------------     ------------         ------------
Balances at December 31, 1998 .....    $ 60,813,174       $    (50,853)    $         --     $(64,428,097)        $ (3,656,359)
                                       ============       ============     ============     ============         ============


                             See accompanying notes.

                                CERUS CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                   YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------
                                                                     1998                    1997                    1996
                                                                 ------------            ------------            ------------
Operating activities .....................................       $(29,558,052)           $(14,664,213)           $(10,206,885)
Net loss
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ..........................            611,892                 562,066                 477,551
  Amortization of deferred compensation ..................             90,084                 169,450                 219,828
  Changes in operating assets and liabilities:
     Accounts receivable from a related party ............          4,376,141              (4,050,626)               (325,515)
     Other current assets ................................            (97,711)                 (8,672)                 52,568
     Other assets ........................................             17,189                  12,938                  36,706
     Accounts payable to a related party .................         12,718,801                      --                      --
     Accounts payable ....................................             36,908                 907,601                 133,657
     Accrued compensation and related expenses ...........             50,467                 300,611                 275,869
     Accrued third-party toxicology and development
       expenses ..........................................          1,675,000                  41,700                 854,300
     Other accrued expenses ..............................            338,514               1,085,654                 472,500
     Deferred revenue ....................................                 --                (981,523)               (918,981)
                                                                 ------------            ------------            ------------
Net cash used in operating activities ....................         (9,740,767)            (16,625,014)             (8,928,402)
INVESTING ACTIVITIES
Purchases of furniture and equipment .....................           (304,791)               (378,645)               (164,960)
Purchases of short-term investments ......................        (29,261,767)            (31,977,178)                     --
Sale of short-term investments ...........................                 --               1,000,000                      --
Maturities of short-term investments .....................         25,598,000              21,000,000                      --
                                                                 ------------            ------------            ------------
Net cash used in investing activities ....................         (3,968,558)            (10,355,823)               (164,960)
FINANCING ACTIVITIES
Net proceeds from sale of preferred stock ................          5,000,000                      --               5,899,149
Proceeds from issuance of common stock ...................          3,340,474              32,613,983                 258,922
Payment of fractional shares on preferred stock
  conversion .............................................                 --                  (1,708)                     --
Repurchase of common stock ...............................             (3,842)                   (634)                     --
Deferred financing costs .................................                 --                      --                (556,142)
Payments on notes receivable from shareholders ...........                 --                  75,206                   5,382
Payments on capital lease obligations ....................            (69,815)               (104,464)               (170,916)
                                                                 ------------            ------------            ------------
Net cash provided by financing activities ................          8,266,817              32,582,383               5,436,395
                                                                 ------------            ------------            ------------
Net increase (decrease) in cash and cash
  equivalents ............................................         (5,442,508)              5,601,546              (3,656,967)
Cash and cash equivalents, beginning of period ...........         11,603,596               6,002,050               9,659,017
                                                                 ------------            ------------            ------------
Cash and cash equivalents, end of period .................       $  6,161,088            $ 11,603,596            $  6,002,050
                                                                 ============            ============            ============
Supplemental disclosures:
  Interest paid ..........................................       $      9,153            $     14,901            $     18,347
                                                                 ============            ============            ============
Supplemental schedule of noncash investing and
  financing activities:
  Capital lease obligations incurred .....................       $         --            $     31,025            $    226,936
                                                                 ============            ============            ============
  Deferred compensation related to stock option grants ...       $         --            $         --            $    530,215
                                                                 ============            ============            ============
  Conversion of preferred stock to common stock ..........       $         --            $ 24,534,998            $         --
                                                                 ============            ============            ============


                             See accompanying notes.

                                CERUS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        Cerus Corporation (the "Company") (formerly Steritech, Inc.), incorporated in California on September 19, 1991, is developing systems designed to improve the safety of blood products by inactivating infectious pathogens in blood products (platelets, fresh frozen plasma ("FFP") and red blood cells) and inhibiting the leukocyte (white blood cell) activity that is responsible for certain adverse immune and other transfusion-related reactions. The Company has entered into two development and commercialization agreements with Baxter Healthcare Corporation ("Baxter") to develop, manufacture and market, these pathogen inactivation systems (see Note 2). The Company has not received any revenue from product sales, and all revenue recognized by the Company to date have resulted from the Company's agreements with Baxter and federal research grants. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on its pathogen inactivation systems that, together with anticipated general and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND RESEARCH AND DEVELOPMENT EXPENSES

        Development funding is in the form of payments made by Baxter to the Company to reimburse the Company for development spending in excess of the levels agreed to by Baxter and the Company and to reimburse the Company for certain fee-for-service development activities. Revenue related to the cost reimbursement provisions under development contracts are recognized as the costs on the project are incurred. Revenue related to milestones specified under development contracts are recognized as the milestones are achieved. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Research and development costs are expensed as incurred. As of December 31, 1998, all revenue recognized under development contracts has been from Baxter. Such revenue principally consists of reimbursements to the Company for development spending in excess of the levels agreed to by Baxter and the Company and to reimburse the Company for fee-for-service development activities.

        The Company receives certain United States government grants which support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants are recognized as costs under each grant are incurred.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with original maturities less than three months to be cash and cash equivalents. Cash equivalents consist principally of short-term money market instruments and commercial paper.

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all debt securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The available-for-sale securities recorded at amounts which approximate fair value at December 31, 1998 and 1997 totaled $19,801,633 and $21,580,374, respectively.

        Unrealized gains and losses at December 31, 1998 and 1997 and realized gains and losses for the years then ended were not material. Accordingly, the Company has not made a provision for such amounts in its balance sheets. The cost of securities sold is based on the specific identification method. Substantially, all of the Company's cash, cash equivalents, and short-term investments are maintained by three major financial institutions.

FURNITURE AND EQUIPMENT

        Furniture and equipment is stated at cost less accumulated depreciation and amortization. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets (principally five years for laboratory equipment and furniture and three years for office equipment). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

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

NET LOSS PER SHARE -- BASIC AND DILUTED

        The Company calculates basic and diluted earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). Under FAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, such as options, warrants, convertible debt and convertible preferred stock. Common stock equivalent shares from redeemable convertible preferred stock and from stock options and warrants are not included as the effect is anti-dilutive.

PRO FORMA NET LOSS PER SHARE

        Pro forma basic and diluted net loss per share is computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from convertible preferred shares that converted to common shares upon the closing of the Company's initial public offering (using the as-if-converted method).


                                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------------
                                                                    1998                    1997                    1996
                                                                ------------            ------------            ------------
Net loss .................................................      $(29,558,052)           $(14,664,213)           $(10,206,885)
                                                                ------------            ------------            ------------
Weighted average common shares outstanding ...............         9,325,269               8,351,872               1,705,821
Adjustment to reflect the effect of the assumed
  conversion of convertible preferred stock ..............                --                      --               4,202,396
                                                                ------------            ------------            ------------
Shares  used in  computing  pro  forma  net  loss per
share -- basic and diluted................................         9,325,269               8,351,872               5,908,217
                                                                ============            ============            ============
Pro forma net loss per share -- basic and diluted ........      $      (3.17)           $      (1.76)           $      (1.73)
                                                                ============            ============            ============


        Common stock equivalents are excluded from the diluted net loss per share calculation, as the effect is antidilutive.

COMPREHENSIVE INCOME (LOSS)

        In 1997, the Financial Accounting Standard Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires that all items that are required to be recognized under accounting standards as comprehensive income (revenue, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have material components of other comprehensive income. Therefore, comprehensive loss is equal to net loss reported for all periods presented.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

        In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment under this statement, which is the development of systems to treat blood products, and the required disclosures are reflected in the financial statements.

2. LICENSING AGREEMENTS

AGREEMENTS WITH BAXTER, A RELATED PARTY OF THE COMPANY

        In December 1993, the Company entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. The agreement was amended in December 1996 and June 1998. The amended agreement (the "Platelet Agreement") provides for Baxter and the Company to generally share system development costs equally, subject to mutually agreed budgets established from time to time and for a sharing of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The June 1998 amendment provides for the Company, beginning April 1, 1998, to fund $5.0 million of development costs previously to be funded by Baxter. At the time of the amendment, Baxter agreed to make a $5.0 million milestone payment to the Company upon the approval by the United States Food and Drug Administration (the "FDA") of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program. As part of the June 1998 amendment, the Company increased its share of the adjusted product revenue from any future sales of the platelet system disposables from approximately 28.2% of adjusted product revenue to approximately 33.5% in exchange for the Company's agreement to pay Baxter $8.3 million on June 30, 1999. By mutual agreement with Baxter, the Company may defer such payment for up to twelve months under certain circumstances. This amount is included in accounts payable to a related party at December 31, 1998. Also included in accounts payable to a related party at December 31, 1998 is $4.4 million of payments due to Baxter to reimburse Baxter for program development spending in excess of agreed upon amounts.

        In April 1996, the Company entered into a development and commercialization agreement with Baxter, principally focused on the development of plasma and red blood cell pathogen inactivation systems. The agreement was amended in March 1998 and June 1998. The amended agreement (the "RBC/FFP Agreement") provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses. Under the RBC/FFP Agreement, the Company and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program was limited to $1.2 million payable in equal installments in January 1999 and January 2000. The RBC/FFP Agreement also provides for the Company to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses. Under the Company's direction, Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

        The RBC/FFP Agreement also provided for Baxter to make $5.0 million equity investments in the Company's common stock, subject to the achievement of specified milestones, at a price equal to 120% of the market price of the Company's common stock at the time of the investments. In July 1998, the initial $3.0 million equity investment was made and, in January 1999, the milestone for the remaining $2.0 million equity investment was achieved. Baxter can terminate the agreements without cause under certain circumstances.

        Under the agreements, the Company has received $20.0 million in equity investments from Baxter and has recognized approximately $21.2 million in revenue. Development funding is in the form of payments made by Baxter to the Company to reimburse the Company for development spending in excess of the levels agreed to by Baxter and the Company and to reimburse the Company for fee-for-service development activities.

        As of December 31, 1998, Baxter owned 1,617,425 shares of the common stock of the Company, representing approximately 17.2% of the outstanding common stock of the Company. Baxter has agreed that it will not at any time, nor will it permit any of its affiliates, to own capital stock of the Company having 20.1% or more of the outstanding voting power of the Company. Such restrictions on stock purchases will not apply in the event a third party makes a tender offer for a majority of the outstanding voting securities of the Company or if the Board of Directors of the Company determines to liquidate or sell to a third party substantially all of the assets or a majority of the voting securities of the Company or to approve a merger or consolidation in which the Company's stockholders will not own a majority of the voting securities of the surviving entity.

        Revenue relating to licenses, milestones and development funding for all periods presented are as a result of agreements with Baxter.

        Revenue recognized under agreements with Baxter for the years ended December 31, 1998, 1997 and 1996 consisted of the following:


                                             1998                 1997                 1996
                                          ----------           ----------           ----------
Licenses ......................           $       --           $  981,523                   --
Milestones ....................                   --              750,000                   --
Development funding ...........            2,127,413            4,459,258            2,851,236
                                          ----------           ----------           ----------
Total licenses, milestones, and
development funding ...........           $2,127,413           $6,190,781           $2,851,236
                                          ==========           ==========           ==========


AGREEMENT WITH THE CONSORTIUM FOR PLASMA SCIENCE

        In December 1998, the Company and the Consortium for Plasma Science (the "Consortium") entered into an agreement for the development of a pathogen inactivation system for source plasma. The Consortium is co-funded by four plasma fractionation companies, one of which is Baxter, a related party of the Company. The Consortium, which is a separate entity from its members, provides R&D funding worldwide for technologies to improve the safety of source plasma. The agreement includes an initial commitment to fund development of the Company's proprietary technology for use with source plasma. The initial term of the agreement is one year, beginning January 1999. The agreement contemplates funding by the Consortium through the regulatory approval phase, with future commitments to be determined by the Consortium annually. The agreement provides for the Company to pay the Consortium a royalty on potential product sales.

3. INVESTMENTS

        Available-for-sale securities are recorded at amounts which approximate their fair market value. Realized and unrealized gains and losses at December 31, 1998 and 1997 were not material. Investments classified as available-for-sale were as follows:


                                                                      DECEMBER 31,
                                                         ------------------------------------
                                                             1998                    1997
                                                         ------------            ------------
Money market mutual funds .......................        $    344,265            $  4,584,900
United States and state government obligations ..           3,001,128               5,092,388
Commercial paper ................................          16,456,240              11,903,086
                                                         ------------            ------------
Total investments ...............................          19,801,633              21,580,374
Less: amounts classified as cash equivalents ....          (6,160,688)            (11,603,196)
                                                         ------------            ------------
Short-term investments ..........................        $ 13,640,945            $  9,977,178
                                                         ============            ============


4. COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year which require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments.

        Capital lease obligations represent the present value of future rental payments under capital lease agreements for laboratory and office equipment. The original cost and accumulated amortization on the equipment under capital leases is $444,994 and $373,071, respectively, at December 31, 1998 and $444,994 and $269,941, respectively, at December 31, 1997.

        Future minimum payments under capital and operating leases are as follows:


                                                        CAPITAL             OPERATING
YEAR ENDING DECEMBER 31,                                LEASES              LEASES
                                                      ----------           ----------
1999 ..........................................       $   32,541           $  498,532
2000 ..........................................            8,389              253,313
2001 ..........................................            4,893              248,089
2002 ..........................................               --              248,089
Thereafter ....................................               --              372,133
                                                      ----------           ----------
Total minimum lease payments ..................           45,823           $1,620,156
                                                                           ==========
Amount representing interest ..................            2,820
                                                      ----------
Present value of net minimum lease payments ...           43,003
Current portion ...............................           30,792
                                                      ----------
Long-term portion .............................       $   12,211
                                                      ==========


        Rent expense for office facilities and certain equipment was $641,564, $677,501 and $732,302 for the years ended December 31, 1998, 1997 and 1996, respectively.

TRADE SECRET MATTER

        In August 1996, an Australian entity alleged that its unspecified trade secrets and know-how were used in the development by the Company of unspecified compounds for the Company's red cell program without its consent. This entity has indicated that it is seeking compensation in the form of royalties or a lump-sum payment. Based on its investigation of the matter to date, the Company believes that the claims are without merit. However, any future litigation involving these allegations would be subject to inherent uncertainties, especially in cases where complex technical issues are decided by a lay jury. There can be no assurance that, if a lawsuit were commenced, it would not be decided against the Company, in which case, settlement of this claim could have a material adverse effect upon the Company's business, financial condition and results of operations.

PATENT LICENSES

        The Company is a licensee under a license agreement with an unaffiliated company with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. Whether the Company's psoralen-based pathogen inactivation systems practice either of the photochemical decontamination patents depends on an interpretation of the scope of the patent claims. If such systems practice such patents, the license would provide for the Company to make certain milestone payments which may be credited against any royalties payable by the Company. The license requires a royalty payable by the Company on revenue from such systems and certain annual minimum royalty payments per year until termination of the license. The manner in which any such milestone payments and royalties would be shared by Baxter, if at all, has not been determined. The Company does not believe that any amounts that might be payable by it under the agreement to date would be material.

5. PREFERRED STOCK

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In June 1998, the Company and Baxter entered into an agreement for Baxter to purchase 5,000 shares of Series A preferred stock at $1,000.00 per share. These shares were issued in July 1998. The holders of Series A preferred stock have no voting rights, except in certain instances. The Company may redeem all or a portion of these shares at the original issuance price upon achievement of certain milestones. If the shares are not redeemed upon achievement of these milestones, each share will be automatically converted into common shares equal to the original issuance price divided by 120% of the average closing price of the common stock. Upon termination of the Platelet Agreement, either the Company or the holders of the majority of outstanding Series A preferred stock may require the Company to redeem all Series A preferred stock at the original issuance price. If the shares are not redeemed upon termination, each share will be automatically converted into common shares equal to the original issuance price divided by the average closing price of the common stock.

SERIES B PREFERRED STOCK

        Also in June 1998, the Company entered into a Series B Preferred Stock Purchase Agreement with Baxter, whereby Baxter agreed to purchase Series B preferred stock at an aggregate purchase price of up to $9.5 million by September 30, 1999. In March 1999, Baxter purchased 3,327 shares of Series B preferred stock for an aggregate purchase price of $9.5 million. In the event the Company completes an equity financing of at least $20.0 million (excluding purchases by Baxter), the Company will pay Series B preferred stockholders a premium equal to 7.0% per annum interest on the purchase price. At any time one year after issuance, the holders of Series B preferred stock may convert their shares into common shares equal to the original issue price divided by the conversion price. The initial conversion price is equal to the original issuance price divided by 100.

6. STOCKHOLDERS' EQUITY

COMMON STOCK

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

STOCK OPTION PLANS

        In January 1992, the Company's Board of Directors approved the 1992 Stock Option Plan (the "Plan"). Common stock reserved for issuance under the Plan is 1,029,000 shares. Under the Plan, two types of options may be granted:
Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs"). The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NQSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. The option term is ten years. Vesting, as determined by the Board of Directors, generally occurs ratably over four years. In the event option holders cease to be employed by the Company, except in the event of death or disability or as otherwise provided in the option grant, all unvested options are forfeited and all vested options must be exercised within a three-month period, otherwise the options are forfeited.

        In July 1996, the Company adopted the 1996 Equity Incentive plan (the "Incentive Plan") (approved by the stockholders in January 1997) as an amendment and restatement of the Company's 1992 Stock Option Plan, and reserved an additional 441,000 shares of common stock for issuance thereunder. The Incentive Plan provides for grants of ISOs to employees and NQSOs, restricted stock purchase awards, stock appreciation rights and stock bonuses to employees, directors and consultants of the Company.

        In November 1998, the Company adopted the 1998 Non-Officer Stock Option Plan, which provides for the grant of stock options to purchase up to 120,000 shares of the Company's common stock. Under the terms of this plan, options may be granted to employees or consultants at an exercise price of at least 85% of the fair market value per share at the date of grant. The option term is ten years.

        Options granted are immediately exercisable and unvested (but issued) shares are subject to repurchase by the Company if the holder is no longer employed by the Company. As of December 31, 1998, 42,910 shares outstanding were subject to this repurchase provision.

STOCK-BASED COMPENSATION

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee common stock options equals the market price of the underlying common stock on the grant date (for certain Company common stock grants), no compensation expense is recorded.

        "As adjusted" information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31:


                                                                                        EMPLOYEE STOCK
                                                STOCK OPTION PLANS                       PURCHASE PLAN
                                         ----------------------------------           -------------------
                                         1998          1997            1996           1998           1997
                                         ----          ----            ----           ----           ----
Expected dividend yield .                   0%            0%              0%             0%             0%
Expected volatility .....               .6267         .7424           .5925          .6267          .7420
Risk-free interest rate .                5.75%         6.13%           5.09%          5.75%          6.13%
Expected life of the
option (years) ..........                   5             5               5            0.5            0.5


        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and purchased shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

        For purposes of "as adjusted" disclosures, the estimated fair value of the options is amortized to expense over the awards' vesting period. The effects of applying FAS 123 on "as adjusted" net loss are not likely to be representative of the effects on reported net loss/income for future years. The Company's reported and "as adjusted" information at December 31 follows:


                                                                 1998                      1997                      1996
                                                           --------------            --------------            --------------
Net loss, as reported ..............................       $  (29,558,052)           $  (14,664,213)           $  (10,206,885)
Net loss, "as adjusted" ............................          (30,271,930)              (14,966,213)              (10,509,885)
Net loss per share -- basic and diluted, as
reported ...........................................                (3.17)                    (1.76)                    (5.98)
Net loss per  share -- basic  and  diluted,  "as
adjusted" ..........................................                (3.25)                    (1.79)                    (6.16)


        Activity under the stock option plans is set forth below:


                                                       WEIGHTED AVERAGE
                                        NUMBER OF       EXERCISE PRICE
                                         OPTIONS              PER
                                      OUTSTANDING            SHARE
                                      -----------      ----------------
Balances at December 31, 1995 .....      506,048            $   .670
  Granted .........................      418,126               2.533
  Cancelled .......................       (5,879)               .714
  Exercised .......................     (510,912)               .344
                                        --------            --------
Balances at December 31, 1996 .....      407,383               2.523
  Granted .........................       51,300              14.925
  Cancelled .......................      (10,184)              3.240
  Exercised .......................      (61,229)              1.045
                                        --------            --------
Balances at December 31, 1997 .....      387,270               4.380
  Granted .........................      558,742              14.788
  Cancelled .......................       (8,794)              4.310
  Exercised .......................      (18,784)              1.026
                                        --------            --------
Balances at December 31, 1998 .....      918,434            $ 10.778
                                        ========            ========


        The weighted average fair value of options granted during 1998, 1997 and 1996 was $7.212, $8.107, and $6.005 per share, respectively. Options to purchase 81,532 shares of common stock were available for future grant.


                                          OPTIONS OUTSTANDING                             OPTIONS VESTED
                              -------------------------------------------------     -----------------------------
                                             WEIGHTED AVERAGE
                               NUMBER           REMAINING      WEIGHTED AVERAGE       NUMBER     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      OF SHARES     CONTRACTUAL LIFE    EXERCISE PRICE      OF SHARES      EXERCISE PRICE
                              ---------     ----------------   ----------------     ---------    ----------------
$0.262-2.721 ............      277,436              7.22           $ 2.488           189,723           $ 2.409
$4.082-12.375 ...........      162,016              9.24           $11.023            23,640           $ 7.044
$13.938-15.500 ..........      463,082              9.76           $15.341            27,000           $14.530
$16.563-23.875 ..........       15,900              9.07           $20.234             3,110           $21.101
                               -------           -------           -------           -------           -------
                               918,434              8.90           $10.778           243,473           $ 4.442
                               =======           =======           =======           =======           =======

        The Company recognized deferred compensation of $530,215 for the difference between the exercise price and deemed fair value of certain stock options granted during the year ended December 31, 1996. This amount is being amortized by periodic charges to operations over the four year vesting periods of the individual options. Amortization expense related to deferred compensation totaled $90,084, $169,450, and $219,828 for the years ended December 31, 1998, 1997, and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

        In July 1997, the Company's Board of Directors approved the Employee Stock Purchase Plan (the

"Purchase Plan") (approved by the stockholders in January 1998) covering an aggregate 220,500 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Employees purchased 32,189 and 20,830 shares under the Purchase Plan during 1998 and 1997, respectively. At December 31, 1998, 167,481 shares were available for issuance. The weighted average fair value of the rights granted in 1998 and 1997 using the Black-Scholes model was $2.834 and $2.240, respectively.

WARRANTS

        At December 31, 1998, the following warrants to purchase shares of common stock were issued in connection with an operating lease line, all of which expire in February 2002:


  NUMBER         EXERCISE            DATE
OF SHARES     PRICE PER SHARE       ISSUED
---------     ---------------       ------
 5,805           $3.45             July 1993
 9,187           $5.44             May 1994
 6,615           $7.14             April 1995
------
21,607
======


REINCORPORATION AND STOCK SPLIT

        On January 14, 1997, the Company effected a stock split of all outstanding shares of common stock such that each share of common stock was split into 1.47 shares of common stock. All common shares in the accompanying financial statements have been retroactively adjusted to reflect the stock split. In connection with the stock split, the conversion and exercise provisions of the outstanding shares of preferred stock, stock options and warrants have been adjusted accordingly. At the same time, the Board authorized the Company to proceed with the reincorporation of the Company into Delaware. Upon the reincorporation, the authorized stock of the Company became 5,000,000 shares of preferred stock, par value $.001 per share, and 50,000,000 shares of common stock, par value $.001 per share. Also upon reincorporation, the Board of Directors received the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, and terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.

7. INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                         1998                   1997
                                                                     ------------            ------------
Net operating loss carryforward ..........................           $ 17,800,000            $ 10,200,000
Research and development credit carryforward .............              2,600,000               1,600,000
Certain expenses not currently deductible for tax purposes
Accrued liabilities ......................................              1,500,000                      --
Capitalized research and development .....................                800,000                 900,000
Capitalized patent costs .................................                200,000                      --
Other ....................................................                500,000                 300,000
                                                                     ------------            ------------
Gross deferred tax assets ................................             27,900,000              15,200,000
Valuation allowance ......................................            (27,900,000)            (15,200,000)
                                                                     ------------            ------------
Net deferred tax assets ..................................           $         --            $         --
                                                                     ============            ============

        The valuation allowance increased by $12,700,000 and $7,000,000 for the years ended December 31, 1998 and 1997, respectively. The increase is primarily attributable to the increase in the net operating loss and tax credit carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the need for FDA approval of the Company's products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The valuation allowance at December 31, 1998 includes $400,000 related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase in stockholders' equity rather than as a reduction in the income tax provision.

        Although management's operating plans assume, beyond the near-term, taxable and operating income in future periods, management evaluation of all available information in assessing the realizability of the deferred tax assets in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," indicates that such plans were subject to considerable uncertainty. Therefore, the valuation allowance was increased to fully reserve the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

        At December 31, 1998, the Company had net operating loss carryforwards of approximately $46,200,000 for federal and $35,100,000 for state income tax purposes. The Company also had research and development tax credit carryforwards of approximately $2,100,000 for federal income tax purposes and approximately $800,000 for state income tax purposes at December 31, 1998. The federal net operating loss and tax credit carryforwards expire between the years 2007 and 2018. The state net operating loss carryforwards expire between the years 2001 and 2003.

        Utilization of the Company's net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8. RETIREMENT PLAN

        The Company maintains a defined contribution savings plan (the "401(k) Plan") that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers all employees of the Company. Under the terms of the 401(k) Plan, employees may contribute varying amounts of their annual compensation. The Company may contribute a discretionary percentage of qualified individual employee's salaries, as defined, to the 401(k) Plan. Company contributions of $3,500 were charged to operations in the year ended December 31, 1996. The Company did not contribute to the 401(k) Plan in the years ended in December 31, 1998 and 1997.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 26th day of March, 1999.



                                   CERUS CORPORATION



                                   By:  /s/ STEPHEN T. ISAACS
                                        -------------------------------------
                                        Stephen T. Isaacs
                                        President and Chief Executive Officer


        Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.


            SIGNATURE                                 TITLE                            DATE
            ---------                                 -----                            ----
/s/ STEPHEN T. ISAACS                  President, Chief Executive Officer and      March 26, 1999
-------------------------------        Director
Stephen T. Isaacs                      (Principal Executive Officer)

/s/ ROBERT E. MILLER                   Chief Financial Officer and Vice            March 26, 1999
-------------------------------        President, Finance
 Robert E. Miller                      (Principal Financial and Accounting
                                       Officer)

/s/ B.J. CASSIN                        Chairman of the Board                       March 26, 1999
-------------------------------
B.J. Cassin

/s/ JOHN E. HEARST                     Director                                    March 26, 1999
-------------------------------
John E. Hearst

/s/ PETER H. MCNERNEY                  Director                                    March 26, 1999
-------------------------------
Peter H. McNerney

/s/ DALE A. SMITH                      Director                                    March 26, 1999
-------------------------------
Dale A. Smith

/s/ HENRY E. STICKNEY                  Director                                    March 26, 1999
-------------------------------
Henry E. Stickney

                                INDEX TO EXHIBITS


Exhibit
Number              Description of Exhibit
------              ----------------------
3.1.1          Amended and Restated Certificate of Incorporation of Cerus
               Corporation.

3.1.2 Form of Certificate of Designations of Series A Preferred Stock of Cerus.

3.1.3 Form of Certificate of Designations of Series B Preferred Stock of Cerus.

23.1           Consent of Ernst & Young LLP, Independent Auditors.

27.1           Financial Data Schedule