Form 10-Q
period 1999-03-31
CERUS CORP
filed 1999-05-11
CIK 1020214

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As of April 30, 1999 there were 11,704,714 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                               CERUS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE NO.
--------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets -
                    March 31, 1999 and December 31, 1998                   3

               Condensed Statements of Operations -
                    Three months ended March 31, 1999 and 1998             4

               Condensed Statements of Cash Flows -
                    Three months ended March 31, 1999 and 1998             5

               Notes to Condensed Financial Statements                     6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      14

--------------------------------------------------------------------------------

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities and Use of Proceeds                       14

Item 3.   Defaults upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                15

--------------------------------------------------------------------------------

SIGNATURES                                                                16

--------------------------------------------------------------------------------

PART I:   FINANCIAL INFORMATION

ITEM I:   FINANCIAL STATEMENTS

                               CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (in thousands)

                                                            March 31,      December 31,
                                                              1999             1998
                                                            ---------      ------------

Assets
Current assets:
     Cash and cash equivalents                              $ 4,507        $ 6,161
     Short-term investments                                  20,939         13,641
     Other current assets                                       365            312
                                                            -------        -------
Total current assets                                         25,811         20,114

Furniture and equipment, net of depreciation                    697            725
Other assets                                                     92             95
                                                            -------        -------
Total assets                                                $26,600        $20,934
                                                            =======        =======

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable to a related party                    $12,839        $12,719
     Accounts payable                                         1,470          1,336
     Accrued expenses                                         5,317          5,492
     Deferred revenue                                           396             --
     Current portion of capital lease obligations                23             31
                                                            -------        -------
Total current liabilities                                    20,045         19,578

Capital lease obligations, less current portion                  10             12
Redeemable convertible preferred stock                        5,000          5,000

Total stockholders' equity (deficit)                          1,545         (3,656)
                                                            -------        -------
Total liabilities and stockholders' equity (deficit)        $26,600        $20,934
                                                            =======        =======

                  See notes to condensed financial statements

                               CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (in thousands, except per share data)

                                                              Three Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              1999           1998
                                                            ---------      --------

Revenue:
     Development funding from related parties               $   552        $ 1,426
     Government grants                                          192            186
                                                            -------        -------
Total revenue                                                   744          1,612

Operating expenses:
     Research and development                                 4,462          4,456
     General and administrative                               1,023          1,021
                                                            -------        -------
Total operating expenses                                      5,485          5,477
                                                            -------        -------
Loss from operations                                         (4,741)        (3,865)
Interest income, net                                            255            293
                                                            -------        -------
Net loss                                                    $(4,486)       $(3,572)
                                                            =======        =======

Net loss per share -- basic and diluted                     $ (0.48)       $ (0.39)
                                                            =======        =======

Shares used in computing net loss per share
     -- basic and diluted                                     9,421          9,222
                                                            =======        =======

                  See notes to condensed financial statements

                               CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              1999           1998
                                                            ---------      --------

Operating activities:
Net loss                                                    $ (4,486)      $(3,572)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                               171           145
     Amortization of deferred compensation                        17            34
     Changes in operating assets and liabilities:
          Accounts receivable from a related party                --         3,048
          Other current assets                                   (53)         (290)
          Other assets                                             3            25
          Accounts payable to a related party                    120            --
          Accounts payable and accrued expenses                  (41)          387
          Deferred revenue                                       396            --
                                                            --------       -------
Net cash used in operating activities                         (3,873)         (223)

Investing activities:
Purchases of furniture, equipment and
     leasehold improvements                                     (143)         (103)
Purchases of short-term investments                          (17,884)       (9,774)
Maturities of short-term investments                          10,586         5,000
                                                            --------       -------
Net cash used in investing activities                         (7,441)       (4,877)

Financing activities:
Net proceeds from sale of preferred stock                      9,498            --
Proceeds from issuance of common stock                           186           214
Repurchase of common stock                                       (14)           --
Payments on capital lease obligations                            (10)          (20)
                                                            --------       -------
Net cash provided by financing activities                      9,660           194
                                                            --------       -------

Net decrease in cash and cash equivalents                     (1,654)       (4,906)
Cash and cash equivalents, beginning of period                 6,161        11,604
                                                            --------       -------
Cash and cash equivalents, end of period                    $  4,507       $ 6,698
                                                            ========       =======

                  See notes to condensed financial statements

                               CERUS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with Cerus Corporation's audited financial statements and notes thereto for the year ended December 31, 1998 included in the company's 1998 Annual Report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as comprehensive income (revenue, expenses, gains, and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Cerus does not have material components of other comprehensive income. Therefore, comprehensive loss is equal to net loss for all periods presented.

NOTE 3 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements. Cerus has one reportable operating segment under this statement, which is the development of systems to treat blood products, and the required disclosures are reflected in the financial statements.

NOTE 4 - REVENUE AND RESEARCH AND DEVELOPMENT EXPENSES

Development funding from a related party includes amounts recognized under a development agreement with the Consortium for Plasma Science. Development funding under this agreement is in the form of payments made by the Consortium to Cerus to reimburse Cerus for its direct expenses, plus a specified percentage for overhead and administrative costs. Development revenue and research and development expenses are recognized as incurred.

There was no license or milestone revenue recognized in the three months ended March 31, 1999 and 1998.

NOTE 5 - CAPITAL STOCK TRANSACTIONS

In March 1999, Baxter Healthcare Corporation purchased 3,327 shares of Cerus' Series B preferred stock for an aggregate purchase price of $9.5 million. Beginning April 21, 1999, Cerus will pay the holder a premium equal to 7.0% per annum interest on the purchase price for a period not to exceed one year. At any time after one year from issuance, the holder may convert the Series B preferred stock into 332,700 common shares. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate purchase price of the shares redeemed.

In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share. Cerus received net proceeds of approximately $43.4 million.

Also in April 1999, Baxter purchased 62,912 shares of Cerus' common stock pursuant to Cerus' achievement of a milestone. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with Cerus' financial statements and accompanying notes included in this report and the company's 1998 audited financial statements and notes thereto included in its 1998 Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with preclinical and clinical testing, market acceptance and other factors discussed below and in the 10-K. Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

OVERVIEW

Cerus Corporation is developing systems designed to improve the safety of blood transfusions by inactivating infectious pathogens and inhibiting the leukocyte (white blood cell) activity responsible for certain adverse immune and other transfusion-related reactions in blood components used for transfusion (platelets, fresh frozen plasma ("FFP"), and red blood cells). Cerus' platelet pathogen inactivation system is in a Phase 3 clinical trial in Europe to obtain a CE Marking and has completed Phase 2 clinical trials in the United States. In conjunction with the United States Food and Drug Administration, Cerus has determined the preliminary framework of the protocol for a Phase 3 clinical trial in the United States. Cerus' FFP pathogen inactivation system is in Phase 2 clinical trials in the United States, and its red blood cell pathogen inactivation system and its allogeneic cellular immunotherapy (ACIT) program are in Phase 1 clinical trials in the United States. Cerus' source plasma pathogen inactivation system is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research and development of systems to treat blood products. Cerus has been unprofitable since inception and, as of March 31, 1999, had an accumulated deficit of $68.9 million. All of Cerus' systems are in the research and development stage and Cerus has not received any revenue from product sales. Cerus will be required to conduct significant research, development, preclinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of Cerus' development funding is provided by Baxter Healthcare Corporation based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

Agreement with Baxter for the development of pathogen inactivation systems for platelets. Cerus has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time, and for Cerus to receive 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The Platelet Agreement also provides for Baxter to make a $5.0 million cash milestone payment to Cerus upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program.

Cerus has received a $1.0 million equity investment under the Platelet Agreement from Baxter and has recognized $14.3 million in revenue from Baxter cumulatively through March 31, 1999, including $3.0 million in license fees, $2.5 million in milestone payments and $8.8 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Baxter for the development of pathogen inactivation systems for
red blood cells and FFP.   Cerus also has a development and commercialization
agreement with Baxter for the joint development of pathogen inactivation systems for red blood cells and FFP (the "RBC/FFP Agreement").

The RBC/FFP Agreement provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses.

Under the RBC/FFP Agreement, Cerus and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million, of which $600,000 offset balancing payments owed to Baxter in January 1999 and $600,000 is payable in January 2000. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the FFP product under the direction of Cerus. The RBC/FFP Agreement also provides for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses.

Under the RBC/FFP Agreement, Cerus received $14.0 million in equity investments from Baxter and recognized $7.3 million in revenue from Baxter cumulatively through March 31, 1999 to fund the development of the red blood cell and FFP systems. Under this agreement, Cerus received an additional $2.0 million from Baxter in April 1999 as an equity investment in common stock as a result of the achievement of a milestone. Development funding is in the form of payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus and to reimburse Cerus for fee-for-service development activities. Development funding revenue is recognized as the related project costs are incurred.

Agreement with the Consortium for Plasma Science.   Cerus has an agreement with
the Consortium for Plasma Science for the development of a pathogen inactivation system for source plasma. The Consortium is funded by four plasma fractionation companies, one of which is Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. The agreement includes an initial commitment to fund development of Cerus' proprietary technology for use with source plasma. The initial term of the agreement is one year, beginning January 1999. The agreement contemplates funding by the Consortium through regulatory approval, with future commitments to be determined by the Consortium annually. The agreement provides for Cerus to pay the Consortium a royalty on potential product sales.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Revenue. Development revenue from related parties decreased approximately
61% to $0.6 million for the three months ended March 31, 1999 from $1.4 million for the comparable three month period in 1998. This decrease is primarily due to the June 1998 amendment to the RBC/FFP Agreement, as a result of which Cerus is responsible for all development funding relating to the FFP program after 1998. Cerus did not recognize any license or milestone revenue in the three months ended March 31, 1999 and 1998.

Government grant revenue remained relatively unchanged, increasing approximately 3% to $192,000 for the three months ended March 31, 1999 from $186,000 for the comparable three month period in 1998 primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at Cerus and is not necessarily indicative of future grant revenue. Cerus' current government grants expire in August 1999. There can be no assurance that Cerus will receive additional government grants in the future.

Revenue under the agreements with Baxter was approximately 55% of total revenue for the three months ended March 31, 1999, compared with approximately 88% for the comparable three month period in 1998. There can be no assurance that the agreements with Baxter will not be terminated or amended such that the development revenue from Baxter is reduced or eliminated in future periods.

Research and Development Expenses. Overall, research and development expenses remained unchanged at $4.5 million for the three months ended March 31, 1999 and 1998. Cerus anticipates that research and development expenses will increase as its platelet and FFP systems enter Phase 3 clinical trials and as development activities relating to its other products increase. Within the individual projects, changes in research and development expenses are attributable to the following factors:

     Platelet Pathogen Inactivation System. Research and development expenses in the platelet program remained relatively consistent at $1.5 million for the three months ended March 31, 1999 and 1998. Increased costs for toxicology studies in the quarter offset reduced clinical trial expenses. Cerus anticipates that research and development expenses will increase for the platelet pathogen inactivation system with increased clinical trial activity in the United States and Europe.

     FFP Pathogen Inactivation System. Research and development expenses in the FFP program increased approximately 32% to $1.4 million for the three months ended March 31, 1999 from $1.1 million for the comparable three month period in 1998. This increase is primarily due to Cerus fully funding the FFP program in 1999. In the three month period ended March 31, 1998, Baxter partially funded the FFP program. Cerus anticipates that research and development expenses relating to clinical trials will continue to increase with increased clinical trial activity related to this program.

     Red Blood Cell Pathogen Inactivation System. Research and development expenses in the red blood cell program decreased approximately 51% to $0.8 million for the three months ended March 31, 1999 from $1.6 million for the comparable three month period 1998. This decrease is due principally to a decrease in toxicology costs from those incurred in 1998 when the program was in pre-clinical development. Increased clinical trial costs in the current quarter partially offset this reduction. Cerus anticipates that research and development expenses will increase as clinical trial activities increase in this program.

     Other Research and Development Activities. Research and development expenses in Cerus' ACIT program increased for the three months ended March 31, 1999 compared to the same three months in 1998, as preparation has begun for a Phase 1 clinical trial. In addition, Cerus' source plasma project commenced activities in January 1999. Cerus anticipates that research and development expenses for these programs will increase as development activities expand throughout 1999 and beyond.

General and Administrative Expenses. General and administrative expenses remained unchanged at $1.0 million for the three months ended March 31, 1999 and 1998. Cerus expects that general and administrative expenses will increase in the future as development activities expand.

Interest Income, Net. Interest income decreased to $255,000 for the three months ended March 31, 1999 from $293,000 for the comparable three month period in 1998. These changes are due to fluctuations in cash balances resulting from operating expenses and proceeds from Cerus' private placements of equity to Baxter (see Liquidity and Capital Resources). Interest expense remained relatively unchanged for the three months ended March 31, 1999 as compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cerus' sources of capital to date have consisted of public offerings and private placements of equity securities, development funding by Baxter and the Consortium, United States government grants, and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance.

In March 1999, Baxter purchased 3,327 shares of Cerus' Series B preferred stock for an aggregate purchase price of $9.5 million. Beginning April 21, 1999, Cerus will pay the holder a premium equal to 7.0% per annum interest on the purchase price for a period not to exceed one year. At any time after one year from issuance, the holder may convert the Series B preferred stock into 332,700 common shares. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate purchase price of the shares redeemed.

At March 31, 1999, Cerus had cash, cash equivalents and short-term investments of $25.4 million.

In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share and received net proceeds of approximately $43.4 million. Also in April 1999, Cerus sold 62,912 shares of common stock to Baxter pursuant to Cerus' achievement of a milestone under the RBC/FFP Agreement. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million. At April 30, 1999, Cerus had cash, cash equivalents and short-term investments of approximately $69.2 million.

Net cash used in operating activities was $3.9 million for the three months ended March 31, 1999, compared to $0.2 million for the same period in 1998, resulting primarily from net losses of $4.5 million offset by changes in other operating balances. Net cash used in investing activities in the three month period ended March 31, 1999 of $7.4 million resulted principally from purchases of $17.9 million of short-term investments offset by the maturities of $10.6 million of short-term investments. Working capital increased to $5.8 million at March 31, 1999 from $0.5 million at December 31, 1998, primarily due to financing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. These near-term capital requirements are dependent on various factors including the development progress of Cerus' pathogen inactivation systems; payments by Baxter and the Consortium; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors and on Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of Cerus' pathogen inactivation systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. There can be no assurance that capital will be available on favorable terms, if at all. There can be no assurance that Cerus will be able to meet its capital requirements for this or any other period.

FINANCIAL INSTRUMENTS

Cerus maintains an investment portfolio of various issuers, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at March 31, 1999 and December 31, 1998 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations, and commercial paper. Of Cerus' investments balance of $25.4 million at March 31, 1999, approximately 18% have original maturity dates of less than 90 days and approximately 70% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

IMPACT OF THE YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

Cerus has implemented a program to assess its exposure from Y2K related failures in its internal systems and those of its significant suppliers. Cerus has identified internal computer systems and software and instrumentation that are critical to its operations and may be subject to the Y2K issue, such as microprocessor-based analytical equipment. Cerus has upgraded, replaced, and performed testing of its software, and believes that the related computer systems and equipment will function properly with respect to dates in the year 2000 and thereafter. However, there can be no assurance that date-related failures will not occur and materially adversely affect Cerus' operations and financial position. Cerus estimates that the total costs incurred to date and to be incurred associated with the upgrade and conversion of existing computer software relating to the Y2K issue are less than $100,000. There can be no assurance that the total costs will not exceed Cerus' estimate.

Cerus has also contacted its key third-party suppliers, including Baxter, to assess their compliance with the Y2K issue. Based on information received from these key third-party suppliers, Cerus does not believe there is a need to take remediating action with respect to these suppliers; however, there can be no assurance that these suppliers and other companies on which Cerus relies will not experience Y2K issues that will have a material adverse effect on its operations and financial position. Cerus does not currently have a contingency plan in the event that its or its significant suppliers' systems are not Y2K compliant.

ADDITIONAL RISKS

Cerus' business is subject to significant additional risks, including, but not limited to, the risks and uncertainties inherent in its research and development efforts, including preclinical and clinical trials; the lengthy, expensive and uncertain process of seeking regulatory approvals; dependence on Baxter and other third parties; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; technological change and competition; manufacturing uncertainties; and uncertainties regarding government reforms and of product pricing and reimbursement levels.

Cerus' programs are in the research and development stage and will require significant additional preclinical and clinical testing prior to submission of any regulatory application for commercial use. Cerus has not filed a product approval application with the FDA or made corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products. No assurance can be given that such filings will be made or that any of Cerus' development programs will be successfully completed; that any further Investigational New Drug or Investigational Device Exemption applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that future clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

In addition, the market price of Cerus' common stock, like that of the common stock of many other companies in similar industries, is likely to be highly volatile. Factors such as the announcements of scientific achievements or new products by Cerus or its competitors; governmental regulation; health care legislation; developments in patent or other proprietary rights of Cerus or its competitors, including litigation; fluctuations in Cerus' operating results; comments made by analysts, including changes in analysts' estimates of Cerus' financial performance; and market conditions for health care stocks in general could have significant impact on the future price of the common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. There can be no assurance that fluctuations in the price and volume of Cerus' common stock will not occur in the future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "Financial Instruments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 3, 1999, the Company sold 3,327 shares of unregistered preferred stock to Baxter Healthcare Corporation for an aggregate purchase price of $9.5 million. At any time after one year from the date of issuance, the shareholders may convert the preferred stock into 332,700 shares of the Company's common stock. Such sale of preferred stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

On April 1, 1999, the Company sold 62,912 shares of unregistered common stock to Baxter Healthcare Corporation for an aggregate purchase price of $2.0 million. Such sale of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

     27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CERUS CORPORATION




Date: May 10, 1999            /s/ Gregory W. Schafer
                              --------------------------------------

                              Gregory W. Schafer
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                               CERUS CORPORATION

                               INDEX TO EXHIBITS


                                                         Sequentially
Exhibit                                                    Numbered
  No.                      Description                       Page
-------                 ------------------               ------------

27.1          Financial Data Schedule