Form 10-Q
period 1999-06-30
CERUS CORP
filed 1999-08-11
CIK 1020214

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         As of July 31, 1999 there were 11,717,494 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------

                               CERUS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


                                                                         Page No.
                                                                         -------
PART I       FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Condensed Balance Sheets -
                  June 30, 1999 and December 31, 1998                         3

             Condensed Statements of Operations -
                  Three and six months ended June 30, 1999 and 1998           4

             Condensed Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998                     5

             Notes to Condensed Financial Statements                          6


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14



PART II      OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 3.  Defaults upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15


SIGNATURES                                                                   16


PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS


                               CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (in thousands)


                                                                           June 30,          December 31,
                                                                             1999                 1998
                                                                           -------             -------
Assets
Current assets:
         Cash and cash equivalents                                         $ 9,479             $ 6,161
         Short-term investments                                             48,846              13,641
         Other current assets                                                  233                 312
                                                                           -------             -------
Total current assets                                                        58,558              20,114

Furniture and equipment, net of depreciation                                   698                 725
Other assets                                                                    94                  95
                                                                           -------             -------
Total assets                                                               $59,350             $20,934
                                                                           =======             =======

Liabilities and stockholders' equity (deficit)
Current liabilities:
         Accounts payable to a related party                               $ 5,664             $12,719
         Accounts payable                                                    1,635               1,336
         Accrued expenses                                                    6,235               5,492
         Deferred revenue                                                      163                  --
         Current portion of capital lease obligations                           14                  31
                                                                           -------             -------
Total current liabilities                                                   13,711              19,578

Capital lease obligations, less current portion                                  8                  12
Redeemable convertible preferred stock                                       5,000               5,000


Total stockholders' equity (deficit)                                        40,631              (3,656)
                                                                           -------             -------

Total liabilities and stockholders' equity (deficit)                       $59,350             $20,934
                                                                           =======             =======





                  See notes to condensed financial statements

                               CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (in thousands, except per share data)



                                                         Three Months Ended       Six Months Ended
                                                             June 30,                  June 30,
                                                       ---------------------    -----------------------
                                                         1999         1998         1999         1998
                                                       --------    ---------    --------     ----------
Revenue:
    Development  funding from related parties         $    233     $    578     $    785     $  2,004
    Government grants                                      201          167          393          353
                                                      --------     --------     --------     --------
Total revenue                                              434          745        1,178        2,357

Operating expenses:
    Research and development                             5,414       13,598        9,876       18,054
    General and administrative                           1,345        1,073        2,368        2,094
                                                      --------     --------     --------     --------

Total operating expenses                                 6,759       14,671       12,244       20,148
                                                      --------     --------     --------     --------

Loss from operations                                    (6,325)     (13,926)     (11,066)     (17,791)

Interest income, net                                       792          270        1,047          563
                                                      --------     --------     --------     --------
Net loss                                              $ (5,533)    $(13,656)    $(10,019)    $(17,228)
                                                      ========     ========     ========     ========


Net loss per share - basic and diluted                $  (0.48)    $  (1.48)    $  (0.95)    $  (1.86)
                                                      ========     ========     ========     ========
Shares used in computing net loss per share
    - basic and diluted                                 11,553        9,246       10,496        9,239
                                                      ========     ========     ========     ========










                  See notes to condensed financial statements

                               CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                                   Six Months Ended
                                                                      June 30,
                                                                -----------------------
                                                                  1999          1998
                                                                ---------    ----------
Operating activities:
Net loss                                                        $(10,019)    $(17,228)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                     327          296
   Amortization of deferred compensation                              26           53
   Changes in operating assets and liabilities:
      Accounts receivable from a related party                        --        4,371
      Accounts payable to a related party                         (7,055)       8,300
      Other current assets                                            79          (89)
      Other assets                                                     1           21
      Accounts payable and accrued expenses                          912          743
      Deferred revenue                                               163           --
                                                                --------     --------

Net cash used in operating activities                            (15,566)      (3,533)

Investing activities:
Purchases of furniture, equipment and leasehold improvements        (300)        (135)
Purchases of short-term investments                              (49,678)     (12,626)
Sales of short-term investments                                    1,131           --
Maturities of short-term investments                              13,342        9,700
                                                                --------     --------


Net cash used in investing activities                            (35,505)      (3,061)

Financing activities:
Net proceeds from sale of preferred stock                          9,496           --
Net proceeds from issuance of common stock                        44,924          221
Repurchase of common stock                                           (10)          --
Payments on capital lease obligations                                (21)         (42)
                                                                --------     --------

Net cash provided by financing activities                         54,389          179
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents               3,318       (6,415)
Cash and cash equivalents, beginning of period                     6,161       11,604
                                                                --------     --------
Cash and cash equivalents, end of period                        $  9,479     $  5,189
                                                                ========     ========





                  See notes to condensed financial statements

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with Cerus Corporation's audited financial statements and notes thereto for the year ended December 31, 1998 included in the company's 1998 Annual Report on Form 10-K.


NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires that all items that are required to be recognized under accounting standards as comprehensive income (revenue, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Cerus does not have material components of other comprehensive income. Therefore, comprehensive loss is equal to net loss for all periods presented.


NOTE 3 - NET LOSS PER SHARE

Cerus' net loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted net loss per share has been computed using the weighted average number of common shares outstanding during the period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as its inclusion would be antidilutive.


NOTE 4 - REVENUE AND RESEARCH AND DEVELOPMENT EXPENSES

Development funding from related parties includes amounts recognized under development agreements with Baxter Healthcare Corporation and the Consortium for Plasma Science. Development funding under the agreement with the Consortium is in the form of payments made by the Consortium to Cerus to reimburse Cerus for its direct expenses, plus a specified percentage for overhead and administrative costs. Research and development expenses and development revenue from Baxter and the Consortium are recognized as incurred.

There was no license or milestone revenue recognized in the three and six months ended June 30, 1999 and 1998.

NOTE 5 - CAPITAL STOCK TRANSACTIONS

In March 1999, Baxter purchased 3,327 shares of Cerus' Series B preferred stock for an aggregate purchase price of $9.5 million. Beginning April 21, 1999, for a period not to exceed one year from issuance, a premium equal to 7.0% per annum on the purchase price is being accrued. The premium is payable to the holder one year after issuance, or upon redemption. At any time after one year from issuance, the holder may convert the Series B preferred stock into 332,700 common shares. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate purchase price of the shares redeemed.

In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share. Cerus received net proceeds of approximately $42.7 million, after deducting offering expenses.

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

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, market acceptance and other factors discussed below and in the 10-K. Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.


OVERVIEW

Cerus Corporation is developing systems designed to improve the safety of blood transfusions by inactivating viruses, bacteria and other infectious pathogens and inhibiting the leukocyte (white blood cell) activity responsible for certain adverse immune and other transfusion-related reactions in blood components used for transfusion (platelets, fresh frozen plasma ("FFP") and red blood cells). Cerus' platelet pathogen inactivation system is in Phase 3 clinical trials in the United States and in Europe. Cerus' FFP pathogen inactivation system is in a Phase 3 clinical trial in the United States, and its red blood cell pathogen inactivation system and its allogeneic cellular immune therapy (ACIT) program are in Phase 1 clinical trials in the United States. Cerus' source plasma pathogen inactivation system is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research and development of systems to treat blood products. Cerus has been unprofitable since inception and, as of June 30, 1999, had an accumulated deficit of approximately $74.4 million. All of Cerus' systems are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus will be required to conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of Cerus' development funding is provided by Baxter Healthcare Corporation based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

Agreement with Baxter for the development of pathogen inactivation systems for platelets. Cerus has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time, and for Cerus to receive 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The Platelet Agreement also provides for Baxter to make a $5.0 million cash milestone payment to Cerus upon the approval by the FDA of an application to market products developed under the platelet program or comparable approval in Europe or upon termination of the platelet system development program.

Cerus has received a $1.0 million equity investment under the Platelet Agreement from Baxter and has recognized $14.3 million in revenue from Baxter cumulatively through June 30, 1999, including $3.0 million in license fees, $2.5 million in milestone payments and $8.8 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. Cerus also has a development and commercialization agreement with Baxter for the joint development of systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion (the "RBC/FFP Agreement").

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

Under the RBC/FFP Agreement, Cerus and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program is limited to $1.2 million, of which $600,000 offset balancing payments owed to Baxter in January 1999 and $600,000 is payable to Cerus in January 2000. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the FFP product under the direction of Cerus. The RBC/FFP Agreement also provides for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses.

Under the RBC/FFP Agreement, Cerus received $16.0 million in equity investments from Baxter and recognized $7.3 million in revenue from Baxter cumulatively through June 30, 1999 to fund the development of the red blood cell and FFP systems. Development funding is in the form of payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus and to reimburse Cerus for fee-for-service development activities. Development funding revenue is recognized as the related project costs are incurred.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Revenue. For the three months ended June 30, 1999, development revenue from related parties decreased 60% to $0.2 million from $0.6 million for the comparable three month period in 1998. For the six months ended June 30, 1999, development revenue from related parties decreased 61% to $0.8 million from $2.0 million for the comparable six month period in 1998. The decrease was primarily due to the June 1998 amendment to the RBC/FFP Agreement, as a result of which Cerus is responsible for all development funding relating to the FFP program after 1998. Additionally, development revenue from Baxter for the red blood cell pathogen inactivation system for the six month period ended June 30, 1999 was significantly less than in the comparable six month period in 1998. This was due mostly to decreased expenses incurred by Cerus on this project in 1999, while Baxter's spending remained relatively consistent. Cerus did not recognize any license or milestone revenue in the three and six months ended June 30, 1999 and 1998.

Government grant revenue increased 20% for the three months ended June 30, 1999 from the comparable three month period in 1998, and increased 11% for the six months ended June 30, 1999 from the comparable six month period in 1998. The increases were primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at Cerus and is not necessarily indicative of future grant revenue. Cerus' current government grants expire in August 1999. There can be no assurance that Cerus will receive additional government grants in the future.

Research and Development Expenses. Overall, research and development expenses decreased 60% to $5.4 million for the three months ended June 30, 1999 from $13.6 million for the comparable period in 1998, and decreased 45% to $9.9 million for the six months ended June 30, 1998 from $18.1 million for the comparable period in 1998. The decrease in both periods was primarily due to a one-time expense of $8.3 million which was included in research and development expenses for the three and six months ended June 30, 1998. This one-time expense of $8.3 million in 1998 related to Cerus' purchase of an increased share of future platelet pathogen inactivation system revenue. In addition, in the second quarter of 1998 there were research and development expenses of $1.9 million related to an amendment to the Platelet Agreement, under which Cerus was responsible for funding 100% of the platelet program expenses during that period. Notwithstanding the effects of these items, research and development expenses increased due to the addition of research and development personnel, increased costs for toxicology studies and increased expenses incurred for fee-for-service development activities at Baxter relating to the FFP program. Cerus anticipates that research and development expenses will increase as activities relating to its Phase 3 clinical trials for platelet and FFP systems and development activities relating to its other products expand.

General and Administrative Expenses. General and administrative expenses increased 25% to $1.3 million for the three months ended June 30, 1999 from $1.1 million in the comparable three month period in 1998, and increased 13% to $2.4 million for the six months ended June 30, 1999 from $2.1 million for the comparable six month period in 1998. The increases were primarily attributable to increased personnel levels associated with expansion of Cerus' operations. Cerus expects that general and administrative expenses will continue to increase in the future as development activities expand.

Interest Income, Net. Net interest income increased 193% to $0.8 million for the three months ended June 30, 1999 from $0.3 million for the comparable three month period in 1998, and increased 86% to $1.0 million for the six months ended June 30, 1999 from $0.6 million for the comparable six month period in 1998. These increases were due to higher average cash balances in the three and six month periods ended June 30, 1999 resulting from proceeds from the issuance of preferred stock to Baxter in March 1999 and Cerus' public offering of common stock and issuance of common stock to Baxter in April 1999 (see Liquidity and Capital Resources). Interest expense remained relatively unchanged for the three and the six months ended June 30, 1999 compared to the same periods in 1998.

Liquidity and Capital Resources

Cerus' sources of capital to date have consisted of public offerings and private placements of equity securities, development funding by Baxter and the Consortium, United States government grants and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance.

In March 1999, Baxter purchased 3,327 shares of Cerus' Series B preferred stock for an aggregate purchase price of $9.5 million. Beginning April 21, 1999, for a period not to exceed one year from issuance, a premium equal to 7.0% per annum on the purchase price is being accrued. The premium is payable to the holder one year after issuance, or upon redemption. At any time after one year from issuance, the holder may convert the Series B preferred stock into 332,700 common shares. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate purchase price of the shares redeemed.

In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share and received net proceeds of approximately $42.7 million, after deducting offering expenses. Also in April 1999, Cerus sold 62,912 shares of common stock to Baxter pursuant to Cerus' achievement of a milestone under the RBC/FFP Agreement. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million.

At June 30, 1999, Cerus had cash, cash equivalents and short-term investments of approximately $58.3 million.

Net cash used in operating activities was $15.6 million for the six months ended June 30, 1999, compared to $3.5 million for the same period in 1998, resulting primarily from net losses of $10.0 million and the payment of $8.3 million to Baxter on June 30, 1999, offset by changes in other operating balances. Net cash used in investing activities in the six month period ended June 30, 1999 of $35.5 million resulted principally from purchases of $50.0 million of short-term investments offset by the sales and maturities of $14.5 million of short-term investments. Working capital increased to $44.8 million at June 30, 1999 from $0.5 million at December 31, 1998, primarily due to financing activities.

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

FINANCIAL INSTRUMENTS

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at June 30, 1999 and December 31, 1998 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $58.3 million at June 30, 1999, approximately 16% have original maturity dates of less than 90 days and approximately 68% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

IMPACT OF THE YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

Cerus has implemented a program to assess its exposure from Y2K related failures in its internal systems and those of its significant suppliers. Cerus has identified internal computer systems and software and instrumentation that are critical to its operations and may be subject to the Y2K issue, such as microprocessor-based analytical equipment. Cerus has upgraded, replaced and performed testing of its software, and believes that the related computer systems and equipment will function properly with respect to dates in the year 2000 and thereafter. However, there can be no assurance that date-related failures will not occur and materially adversely affect Cerus' operations and financial position. Cerus estimates that the total costs incurred to date and to be incurred associated with the upgrade and conversion of existing computer software relating to the Y2K issue are less than $100,000. There can be no assurance that the total costs will not exceed Cerus' estimate.

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

ADDITIONAL RISKS

Cerus' business is subject to significant additional risks, including, but not limited to, the risks and uncertainties inherent in its research and development efforts, including pre-clinical and clinical trials; the lengthy, expensive and uncertain process of seeking regulatory approvals; dependence on Baxter and other third parties; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; technological change and competition; manufacturing uncertainties; and uncertainties regarding government reforms and of product pricing and reimbursement levels.

Cerus' programs are in the research and development stage and will require significant additional pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. Cerus has not filed a product approval application with the FDA or made corresponding regulatory filings in Europe for its platelet pathogen inactivation system or for any of its other planned products. No assurance can be given that such filings will be made or that any of Cerus' development programs will be successfully completed; that any further Investigational New Drug or

Investigational Device Exemption applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that future clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

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


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's registration statements filed on Form S-3 under the Securities Act of 1933 (No. 333-72185 and No. 333-75413) was March 31, 1999 (the "Registration Statements"). The class of securities registered was Common Stock. The underwritten public offering commenced on March 31, 1999 and 2,200,000 shares were sold in the offering for an aggregate offering price of $46.2 million. The managing underwriters for the offering were Morgan Stanley Dean Witter, BT Alex. Brown and SG Cowen.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on July 2, 1999, to consider and vote upon three matters. The first matter related to the election of two director nominees: Stephen T. Isaacs and Dale A. Smith. The two directors elected will hold office until the 2002 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee                         Votes in Favor           Votes Withheld
-------                         -------------            --------------
Stephen T. Isaacs                10,096,783                   6,005
Dale A. Smith                    10,093,533                   9,255

The second matter related to the approval of the Company's 1999 Equity Incentive Plan and the issuance of 580,000 shares thereunder. 9,868,463 votes were cast for approval, 194,185 were cast against with 40,140 abstentions. The third matter related to the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 1999. 10,065,150 votes were cast for approval, 31,817 were cast against with 5,821 abstentions.

Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.


ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

27.1     Financial Data Schedule


(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CERUS CORPORATION



Date: August 11, 1999               /s/ Gregory W. Schafer
                                    -------------------------------------------
                                    Gregory W. Schafer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERUS CORPORATION

INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
  No.                               Description                      Page
-------            ---------------------------------------        ------------
27.1               Financial Data Schedule                            ---