Form 10-Q
period 1999-09-30
CERUS CORP
filed 1999-11-15
CIK 1020214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of October 31, 1999 there were 11,725,593 shares of the Registrant's Common Stock outstanding.

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                  Condensed Balance Sheets -
                      September 30, 1999 and December 31, 1998                          3

                  Condensed Statements of Operations -
                      Three and nine months ended September 30, 1999 and 1998           4

                  Condensed Statements of Cash Flows -
                      Nine months ended September 30, 1999 and 1998                     5

                  Notes to Condensed Financial Statements                               6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                14

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                         14

Item 2.       Changes in Securities and Use of Proceeds                                 14

Item 3.       Defaults upon Senior Securities                                           14

Item 4.       Submission of Matters to a Vote of Security Holders                       14

Item 5.       Other Information                                                         15

Item 6.       Exhibits and Reports on Form 8-K                                          15

SIGNATURES                                                                              16

PART I:           FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in thousands)

                                                                         September 30,     December 31,
                                                                             1999             1998
                                                                         -------------     ------------
Assets
Current assets:
     Cash and cash equivalents                                              $  7,472         $  6,161
     Short-term investments                                                   40,902           13,641
     Other current assets                                                        162              312
                                                                            --------         --------

Total current assets                                                          48,536           20,114

Furniture and equipment, net of depreciation                                     923              725
Other assets                                                                      96               95
                                                                            --------         --------

Total assets                                                                $ 49,555         $ 20,934
                                                                            ========         ========

Liabilities and stockholders' equity (deficit)
Current liabilities:
     Accounts payable to a related party                                    $    822         $ 12,719
     Accounts payable                                                          1,565            1,336
     Accrued expenses                                                          6,664            5,492
     Deferred revenue                                                            187               --
     Current portion of capital lease obligations                                 32               31
                                                                            --------         --------

Total current liabilities                                                      9,270           19,578

Capital lease obligations, less current portion                                  123               12
Redeemable convertible preferred stock                                         5,000            5,000


Total stockholders' equity (deficit)                                          35,162           (3,656)
                                                                            --------         --------

Total liabilities and stockholders' equity (deficit)                        $ 49,555         $ 20,934
                                                                            ========         ========

                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                       --------------------------          --------------------------
                                                         1999              1998              1999              1998
                                                       --------          --------          --------          --------
Revenue:
     Development  funding from related parties         $    719          $    110          $  1,504          $  2,114
     Government grants                                      273               164               666               517
                                                       --------          --------          --------          --------

Total revenue                                               992               274             2,170             2,631

Operating expenses:
     Research and development                             6,009             5,725            15,885            23,779
     General and administrative                           1,185               968             3,553             3,062
                                                       --------          --------          --------          --------

Total operating expenses                                  7,194             6,693            19,438            26,841
                                                       --------          --------          --------          --------

Loss from operations                                     (6,202)           (6,419)          (17,268)          (24,210)

Interest income, net                                        675               326             1,722               889
                                                       --------          --------          --------          --------

Net loss                                               $ (5,527)         $ (6,093)         $(15,546)         $(23,321)
                                                       ========          ========          ========          ========

Net loss per share - basic and diluted                 $  (0.47)         $  (0.65)         $  (1.43)         $  (2.51)
                                                       ========          ========          ========          ========

Shares used in computing net loss per share
     - basic and diluted                                 11,721             9,413            10,908             9,298
                                                       ========          ========          ========          ========

                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                       1999              1998
                                                                     --------          --------
Operating activities:
Net loss                                                             $(15,546)         $(23,321)
Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                    443               454
         Amortization of deferred compensation                             34                72
         Changes in operating assets and liabilities:
                  Accounts receivable from a related party                 --             4,376
                  Accounts payable to a related party                 (11,897)           10,290
                  Other current assets                                    150               (26)
                  Other assets                                             (1)               21
                  Accounts payable and accrued expenses                 1,105             1,472
                  Deferred revenue                                        187                --
                                                                     --------          --------

Net cash used in operating activities                                 (25,525)           (6,662)

Investing activities:
Purchases of furniture, equipment and leasehold improvements             (499)             (222)
Purchases of short-term investments                                   (60,534)          (25,209)
Sales of short-term investments                                         1,131                --
Maturities of short-term investments                                   32,142            17,569
                                                                     --------          --------

Net cash used in investing activities                                 (27,760)           (7,862)

Financing activities:
Net proceeds from sale of preferred stock                               9,496             5,000
Net proceeds from issuance of common stock                             45,140             3,335
Repurchase of common stock                                                (10)               --
Payments on capital lease obligations                                     (30)              (57)
                                                                     --------          --------

Net cash provided by financing activities                              54,596             8,278
                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                    1,311            (6,246)
Cash and cash equivalents, beginning of period                          6,161            11,604
                                                                     --------          --------

Cash and cash equivalents, end of period                             $  7,472          $  5,358
                                                                     ========          ========

                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

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

There was no license or milestone revenue recognized in the three and nine months ended September 30, 1999 and 1998.

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

OVERVIEW

Cerus Corporation is developing medical products based on a platform technology that prevents nucleic acid (DNA and RNA) replication. Cerus' initial application of this technology is the development of systems to inactivate viruses, bacteria and other pathogens in blood components used for transfusion. Other potential health care applications for this platform technology include treating source plasma for fractionation, improving the outcomes of stem cell transplantation procedures and treatments for proliferative disorders, such as restenosis.

Cerus' platelet pathogen inactivation system is in Phase 3 clinical trials in the United States and in Europe. Cerus' fresh frozen plasma (FFP) pathogen inactivation system is in Phase 3 clinical trials in the United States, and its red blood cell pathogen inactivation system is in Phase 1 clinical trials in the United States. Cerus' source plasma pathogen inactivation system is in pre-clinical development. Cerus' allogeneic cellular immune therapy (ACIT) program, designed to enhance the safety and efficacy of bone marrow transplants, is in Phase 1 clinical trials in the United States.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research and development of systems based on its platform technologies. Cerus has been unprofitable since inception and, as of September 30, 1999, had an accumulated deficit of approximately $80.0 million. All of Cerus' programs are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus will be required to conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of Cerus' development funding is provided by Baxter Healthcare Corporation based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

Agreement with Baxter for the development of pathogen inactivation systems for platelets. Cerus has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time, and for Cerus to receive 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The Platelet Agreement also provides for Baxter to make a $5.0 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the platelet system development program.

Cerus has received a $1.0 million equity investment under the Platelet Agreement from Baxter and has recognized $14.7 million in revenue from Baxter cumulatively through September 30, 1999, including $3.0 million in license fees, $2.5 million in milestone payments and $9.2 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. Cerus also has a development and commercialization agreement with Baxter for the joint development of systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion (the "RBC/FFP Agreement").

The RBC/FFP Agreement provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation . disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

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

Under the RBC/FFP Agreement, Cerus received $16.0 million in equity investments from Baxter and recognized $7.4 million in revenue from Baxter cumulatively through September 30, 1999 to fund the development of the red blood cell and FFP systems. Development funding is in the form of payments made by Baxter to Cerus if necessary to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus and to reimburse Cerus for fee-for-service development activities. Development funding revenue is recognized as the related project costs are incurred.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue. For the three months ended September 30, 1999, development revenue from related parties increased 552% to $0.7 million from $0.1 million for the comparable three month period in 1998. For the nine months ended September 30, 1999, development revenue from related parties decreased 29% to $1.5 million from $2.1 million for the comparable nine month period in 1998. The increase in the three month period was due principally to 1999 development funding from Baxter, relating to the platelet pathogen inactivation system, and from the Consortium. As a result of an amendment to the Platelet Agreement, Cerus was responsible for funding 100% of the platelet program expenses during the third quarter of 1998. The decrease in the nine month period was primarily due to an amendment to the RBC/FFP Agreement, as a result of which Cerus is responsible for all development funding relating to the FFP program after 1998. Additionally, development revenue from Baxter for the red blood cell pathogen inactivation system for the nine month period ended September 30, 1999 was significantly less than in the comparable nine month period in 1998. This decrease was due mostly to reduced expenses incurred by Cerus on this project in 1999, while Baxter's spending remained relatively constant. Decreased revenue from Baxter was partially offset by development revenue from the Consortium recognized in 1999. Cerus did not recognize any license or milestone revenue in the three and nine months ended September 30, 1999 and 1998.

Government grant revenue increased 67% for the three months ended September 30, 1999 from the comparable three month period in 1998, and increased 29% for the nine months ended September 30, 1999 from the comparable nine month period in 1998. The increases were primarily due to periodic changes in grant-related activity. In general, grant-related activity is a function of how that activity fits into the overall development activity at Cerus and is not necessarily indicative of future grant revenue. Cerus' current government grant expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Research and Development Expenses. Research and development expenses increased 5% to $6.0 million for the three months ended September 30, 1999 from $5.7 million for the comparable period in 1998, and decreased 33% to $15.9 million for the nine months ended September 30, 1998 from $23.8 million for the comparable period in 1998. The increase in the three month period was due principally to the addition of research and development personnel, increased costs for toxicology studies and clinical trials, and increased expenses incurred for fee-for-service development activities at Baxter relating to the FFP program. The decrease in the nine month period was primarily due to a one-time expense of $8.3 million which was included in research and development expenses for the nine months ended September 30, 1998. This one-time expense of $8.3 million in 1998 related to Cerus' purchase of an increased share of future platelet pathogen inactivation system revenue. In addition, Cerus incurred research and development expenses in the second and third quarter of 1998 related to an amendment to the Platelet Agreement, under which Cerus was responsible for funding 100% of the platelet program expenses during those periods. Notwithstanding the effects of these items, research and development expenses increased in the nine month period due to the addition of research and development personnel, increased costs for toxicology studies and clinical trials, and increased expenses incurred for fee-for-service development activities at Baxter relating to the FFP program. Cerus anticipates that research and development expenses will increase as activities relating to its Phase 3 clinical trials for platelet and FFP systems and development activities relating to its other programs expand.

General and Administrative Expenses. General and administrative expenses increased 23% to $1.2 million for the three months ended September 30, 1999 from $1.0 million in the comparable three month period in 1998, and increased 16% to $3.6 million for the nine months ended September 30, 1999 from $3.1 million for the comparable nine month period in 1998. The increases were primarily attributable to increased personnel levels associated with expansion of Cerus' operations. Cerus expects that general and administrative expenses will continue to increase in the future as development activities expand.

Interest Income, Net. Net interest income increased 109% to $0.7 million for the three months ended September 30, 1999 from $0.3 million for the comparable three month period in 1998, and increased 96% to $1.7 million for the nine months ended September 30, 1999 from $0.9 million for the comparable nine month period in 1998. These increases were due to higher average cash balances in the three and nine month periods ended September 30, 1999 resulting from proceeds from the issuance of preferred stock to Baxter in March 1999 and Cerus' public offering of common stock and issuance of common stock to Baxter in April 1999 (see Liquidity and Capital Resources). Interest expense remained relatively unchanged for the three and nine months ended September 30, 1999 compared to the same periods in 1998.

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

In March 1999, Baxter purchased 3,327 shares of Cerus' Series B preferred stock for an aggregate purchase price of $9.5 million. Beginning April 21, 1999, for a period not to exceed one year from issuance, a premium equal to 7.0% per annum on the purchase price is being accrued. The premium is payable to the holder one year after issuance, or upon redemption. At any time after one year from issuance, the holder may convert the Series B preferred stock into 332,700 common shares. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate original purchase price of the shares redeemed.

In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share and received net proceeds of approximately $42.6 million, after deducting offering expenses. Also in April 1999, Cerus sold 62,912 shares of common stock to Baxter pursuant to Cerus' achievement of a milestone under the RBC/FFP Agreement. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million.

At September 30, 1999, Cerus had cash, cash equivalents and short-term investments of approximately $48.4 million.

Net cash used in operating activities was $25.5 million for the nine months ended September 30, 1999, compared to $6.7 million for the same period in 1998, resulting primarily from net losses of $15.5 million and payments of $13.3 million to reduce amounts owed to Baxter for the purchase of additional revenue share on the platelet pathogen inactivations system and balancing payments for research and development activities, offset by changes in other operating balances. Net cash used in investing activities in the nine month period ended September 30, 1999 of $27.8 million resulted principally from purchases of $60.5 million of short-term investments offset by the sales and maturities of $33.3 million of short-term investments. Working capital increased to $39.3 million at September 30, 1999 from $0.5 million at December 31, 1998, primarily due to financing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. These near-term capital requirements are dependent on various factors including the development progress of Cerus' pathogen inactivation systems and other programs; payments by Baxter and the Consortium; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors and on Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of Cerus' pathogen inactivation systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. There can be no assurance that capital will be available on favorable terms, if at all. There can be no assurance that Cerus will be able to meet its capital requirements for this or any other period.

FINANCIAL INSTRUMENTS

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at September 30, 1999 and December 31, 1998 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $40.9 million at September 30, 1999, approximately 10% have original maturity dates of less than 90 days and approximately 70% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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

Cerus has also contacted its key third-party suppliers, including Baxter, to assess their compliance with the Y2K issue. Based on information received from these key third-party suppliers, Cerus does not believe there is a need to take remediating action with respect to these suppliers; however, there can be no assurance that these suppliers and other companies on which Cerus relies will not experience Y2K issues that will have a material adverse effect on its operations and financial position. Cerus does not have a contingency plan in the event that its or its significant suppliers' systems are not Y2K compliant.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "Financial Instruments" under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On November 3, 1999, the Board of Directors declared a dividend distribution, payable to stockholders of record on November 23, 1999, of one preferred share purchase right (a "Right") for each outstanding share of Common Stock (par value $.001 per share). The Rights will expire 10 years after issuance, and will be exercisable only upon the earlier to occur of (i) a public announcement that a person or group has become the beneficial owner of 15% or more of the Common Stock (such person or group, a "15% holder") or (ii) 10 business days following the announcement of, or announcement of an intention to commence, a tender of exchange offer which would result in the offeror beneficially owning 15% or more of the Common Stock. Each Right will entitle stockholders to buy one one-hundredth of a share of Series C junior participating preferred stock at an exercise price of $170, subject to certain antidilution adjustments. However, if a person or group accumulates 15% or more of the Common Stock, the Rights will no longer represent the right to purchase preferred stock, and each Right (other than Rights held by such 15% holder and certain related parties, which become void) will represent, for 60 days, the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. Such an accumulation by Baxter Healthcare Corporation, which currently is the beneficial owner of 14.3% of Cerus' Common Stock, would not cause the Rights to become exercisable, so long as Baxter and its affiliates hold an aggregate of 20.1% or less of Cerus' outstanding Common Stock (excluding shares of Common Stock issuable upon conversion of Cerus' Series A and Series B preferred stock presently held by Baxter). In addition, under certain circumstances, if the Company is acquired by a third party or a sale of 50% or more of the Company's assets or earning power is made to a third party, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

                  The Company will generally be entitled to redeem the Rights at $.001 per Right at any time prior to a public announcement of the existence of a 15% holder.

                  The Rights have anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

    3.1* Amended and Restated Certificate of Incorporation, as amended to date

    27.1 Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K, dated November 3, 1999, reporting adoption of a Stockholder Rights Plan.

------------------------
* Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated November 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CERUS CORPORATION

Date:    November 12, 1999          /s/ Gregory W. Schafer
         -----------------          -------------------------------------------
                                    Gregory W. Schafer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERUS CORPORATION

INDEX TO EXHIBITS

                                     Sequentially
Exhibit                                Numbered
  No.     Description                    Page
-------   -----------------------    -----------
  27.1    Financial Data Schedule          --