Form 10-K
period 1999-12-31
CERUS CORP
filed 2000-03-30
CIK 1020214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21937

                               CERUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      68-0262011
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

         2525 STANWELL DR., SUITE 300
             CONCORD, CALIFORNIA                                   94520
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 24, 2000, was $487,427,794.

     As of March 24, 2000, there were 12,786,551 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   32
Item 3.    Legal Proceedings...........................................   32
Item 4.    Submission of Matters to a Vote of Security Holders.........   32

                                PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   33
Item 6.    Selected Financial Data.....................................   34
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   35
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   38
Item 8.    Financial Statements and Supplemental Data..................   38
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   38

                               PART III
Item 10.   Directors and Executive Officers of the Registrant..........   39
Item 11.   Executive Compensation......................................   39
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   39
Item 13.   Certain Relationships and Related Transactions..............   39

                                PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   40

                                     PART I

     This report contains forward-looking statements. These forward-looking statements are based on Cerus Corporation's current expectations about its business and industry, and include, but are not limited to, statements concerning Cerus' plans to continue development of its current product candidates; conduct clinical trials with respect to its product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply its clinical trial and commercial requirements; continue to rely on a third party for a marketing, sales and distribution capability; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue' or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Cerus' or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report. Cerus undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1. BUSINESS

OVERVIEW

     Cerus Corporation is developing medical products based on a platform technology that prevents nucleic acid (DNA and RNA) replication. Cerus' initial application of this technology is the development of systems to inactivate viruses, bacteria and other pathogens in blood components used for transfusion. These blood components are platelets, fresh frozen plasma (FFP) and red blood cells. Cerus is also focusing research and development efforts on other potential health care applications for this platform technology, including pathogen inactivation of source plasma used for fractionation, improving the outcomes of stem cell transplantation procedures and treatments for proliferative disorders, such as restenosis.

     Cerus' platelet pathogen inactivation system is in Phase 3 clinical trials in the United States and in Europe. Cerus' FFP pathogen inactivation system is in Phase 3 clinical trials in the United States, and its red blood cell pathogen inactivation system is in Phase 1 clinical trials in the United States. Cerus' allogeneic cellular immune therapy (ACIT) program, designed to enhance the safety and efficacy of bone marrow transplants, is in Phase 1 clinical trials in the United States. Cerus' pathogen inactivation system for source plasma and treatment for restenosis are in pre-clinical development.

     Cerus is conducting its platelet, FFP and red blood cell pathogen inactivation product development and commercialization programs with Baxter Healthcare Corporation pursuant to agreements providing for development, manufacture and marketing of pathogen inactivation systems for these blood components. These agreements provide for Baxter and Cerus to generally share development expenses, for Baxter's exclusive right and responsibility to market the systems worldwide and for Cerus to receive a share of the gross profits from the sale of the systems.

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

     Blood collection centers periodically experience shortages of critical blood components due to temporary increases in demand, reduced donor availability during holiday periods and the limited shelf life of cellular blood components. To efficiently allocate the limited available blood supply and to optimize transfusion therapy, essentially all donated blood is separated into platelets, plasma and red blood cells. These blood components are obtained either by manually processing donor units of whole blood or by apheresis, a process by which a specific blood component is separated and collected from the donor's blood while the other components are simultaneously returned to the donor.

     Patients requiring transfusions typically are treated with one or more specific blood components required for their particular deficiency, except in cases of rapid, massive blood loss, in which whole blood may be transfused. Platelets often are used to treat cancer patients following chemotherapy or organ transplantation. Red blood cells frequently are administered to patients with trauma or surgical bleeding, acquired chronic anemia or genetic disorders, such as sickle cell anemia. Plasma used for transfusions is stored in frozen form and is referred to as fresh frozen plasma, or FFP. FFP generally is used to control bleeding. Plasma also can be separated, or "fractionated," into different products that are used to expand blood volume, fight infections or treat diseases such as hemophilia.

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

     Infectious pathogens are not the only cause of adverse events arising from the transfusion of blood components. Leukocytes present in a blood unit can multiply after transfusion, mounting an often fatal graft versus host immune response against the recipient. Similarly, alloimmunization, an immune response that can develop from repeated exposure to transfused leukocytes, can significantly reduce the efficacy of subsequent transfusions. Moreover, leukocytes themselves may harbor and transmit bacteria and infectious viruses, such as HIV, CMV and HTLV.

     Emerging and unidentified pathogens also present a threat to the blood supply, a problem illustrated by the recent history of HIV. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially implemented to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with the virus, including approximately 70% of patients with severe hemophilia. Recently, new variants of HIV and other viruses such as hepatitis G have been identified. Transfused blood is not routinely tested for these emerging viruses, despite the potential risk to transfusion recipients.

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

     Although donor screening and diagnostic testing of donated blood have been successful in reducing the incidence of transmission of some of these known pathogens, these current methods have significant limitations. As the preceding table indicates, tests are currently performed for only a limited number of blood-borne pathogens. Moreover, these tests occasionally fail, and human errors, such as mistesting or mislabeling, further expose patients to contaminated blood. All tests currently approved for use in blood centers are intended to detect antibodies directed against a pathogen or surface antigens. These tests can fail if performed during the "infectivity window," that is, early in the course of an infection before antibodies or antigens appear in detectable quantities. Similarly, tests for viral infection may be ineffective in detecting a genetic variant of the virus that the test was not developed to detect. For instance, certain strains of HIV, such as Subtype O, are sometimes not detected in the standard HIV tests. Finally, there are no current tests available to screen effectively for many emerging pathogens, and testing cannot be performed for pathogens that have yet to be identified. As a result of these limitations, a number of infectious pathogens still pass into the blood supply.

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

     Blood centers and health care providers have initiated additional procedures in an effort to address pathogen transmission issues. For example, platelet apheresis is sometimes used to limit donor exposure from pooled, manually collected platelets. In addition, blood centers may quarantine single donor plasma apheresis units until after the infectivity window has elapsed, followed by confirmatory retesting of the donor, if the donor is available, to verify the safety of the donated plasma. However, quarantined plasma can be unwieldy, and the process is expensive and inventory is difficult to manage. Moreover, a quarantine cannot be used with platelets and red blood cells because these components have shelf lives that are shorter than the infectivity window related to antibody production. No commercial processes are currently available to eliminate pathogens in platelets and red blood cells. Two pathogen inactivation methods are used commercially for FFP; treatment with solvent-detergent and methylene blue, which is used in Europe. Because the solvent-detergent process pools hundreds of units of plasma, the potential risk of transmitting pathogens not inactivated by the process, such as parvovirus B19, is increased. Methylene blue has not been shown to be effective in the inactivation of intracellular viruses and bacteria.

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

CERUS STRATEGY

     Cerus' objective is to improve the safety of blood products by becoming the global leader in the development and commercialization of systems to inactivate pathogens in blood components used for transfusion and for fractionation into derivative blood products. Cerus' compounds target and bind with DNA and RNA, thereby preventing pathogens from replicating and causing infection. Using this approach, the Cerus systems have the ability to inactivate a broad array of pathogens, with the potential to inactivate emerging pathogens (such as HIV and hepatitis C were in the 1980s, prior to the development of screening and testing methods). Key elements of Cerus' strategy to achieve this objective are the following:

     Establish Pathogen Inactivation Systems as the Standard of
Care. Domestically, the target customers for Cerus' blood component treatment systems are the approximately 105 community blood center organizations that collect approximately 85% of blood in the United States. There is an even greater concentration among blood centers in foreign countries. Baxter, Cerus' development and marketing partner, has a significant marketing presence in these blood centers in the United States and abroad. In addition, Cerus has developed strong relationships with prominent transfusion medicine experts in a number of these centers as well as in the broader medical communities worldwide. Cerus intends to work with these experts to encourage support for the adoption of its pathogen inactivation systems as the standard of care.

     Leverage Expertise and Core Technology. Cerus is using its broad expertise in nucleic acid chemistry to develop proprietary compounds designed to inactivate infectious pathogens in blood components. Cerus has first sought to gain regulatory approval and commercialize its platelet pathogen inactivation system. Cerus' strategy is to build on its core technology and experience gained in developing its platelet pathogen inactivation system to develop its FFP and red blood cell pathogen inactivation systems. Cerus believes that, if regulatory approval of its first product is obtained, market penetration achieved by such product may facilitate the entry into the market of its other products. Cerus further believes that it can leverage its development activities and expertise to develop a pathogen inactivation system for source plasma. In addition, Cerus believes that its nucleic acid-targeting platform technology has potential application in a number of health and research-related fields, such as bone marrow transplantation and restenosis, which are beyond the initial area of pathogen inactivation targeted by Cerus.

     Use Strategic Alliances. Cerus has received significant development funding from Baxter, and intends to leverage Baxter's manufacturing, marketing and distribution expertise and resources. Cerus believes that Baxter's established position as a manufacturer and leading supplier of devices, disposables and other products related to the transfusion of human blood products can provide Cerus with access to an established marketing, sales and distribution network. The pathogen inactivation systems are being designed to integrate into Baxter's current product line and into current blood collection, processing and storage processes. Cerus has entered into an agreement for development of its pathogen inactivation system for source plasma with the Consortium for Plasma Science, an industry group funded by several large plasma fractionators with a charter to improve the safety of plasma derivative products. Under this agreement, currently in its initial term which will expire on June 30, 2000, the Consortium is providing development funding and technical assistance in the development of the system and Cerus will pay the Consortium a royalty based on a percentage of product sales, if any. Cerus intends to continue to develop its products together with partners that can provide direct funding and manufacturing, marketing and distribution resources and expertise.

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

PRODUCT DEVELOPMENT

     Cerus is developing treatment systems to inactivate infectious pathogens and leukocytes in platelets, FFP, red blood cells and source plasma and to improve the outcomes of bone marrow transplantation procedures. The following table identifies Cerus' product development programs:

                                                          CERUS PRODUCT    INACTIVATION            DEVELOPMENT
    PROGRAM             THERAPEUTIC INDICATION           IN DEVELOPMENT      COMPOUND                 STATUS
    -------      -------------------------------------  -----------------  ------------   ------------------------------
Platelets        Surgery, cancer chemotherapy,          Platelet Pathogen      S-59       Phase 1 and 2 Clinical Trials
                 transplantation, bleeding disorders    Inactivation                      completed; European Phase 3
                                                        System                            (CE Marking) Clinical Trial
                                                                                          ongoing, enrollment completed
                                                                                          in March 2000; Phase 3
                                                                                          Clinical Trial enrollment
                                                                                          commenced in the United States
                                                                                          in July 1999
Plasma (FFP)     Surgery, transplantation, bleeding     FFP Pathogen           S-59       Phase 1 and 2 Clinical Trials
                 disorders                              Inactivation                      completed; Phase 3 Clinical
                                                        System                            Trial enrollment commenced in
                                                                                          the United States in July 1999
Red Blood Cells  Surgery, transplantation, anemia,      Red Blood Cell        S-303       Phase 1a and 1b Clinical
                 cancer chemotherapy, trauma            Pathogen                          Trials completed; Phase 1c
                                                        Inactivation                      Clinical Trial protocol
                                                        System                            currently under discussion
                                                                                          with the FDA
Allogeneic       Allogeneic bone marrow transplant to   Leukocyte              S-59       Phase 1 Clinical Trial
Cellular         treat leukemia and lymphoma            Treatment Systems                 enrollment commenced in the
Immunotherapies                                                                           United States in June 1999
(ACIT)
Plasma for       Coagulation factor and immunoglobulin  Source Plasma            --       Pre-clinical development
Fractionation    deficiencies, blood volume expansion   Pathogen
                                                        Inactivation
                                                        System

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

  PLATELET PROGRAM

     Platelet Usage and Market. Platelets are cellular components of blood that are an essential part of the clotting mechanism. Platelets facilitate blood clotting and wound healing by adhering to damaged blood vessels and to other platelets. Platelet transfusions are used to prevent or control bleeding in platelet-deficient patients, such as those undergoing chemotherapy or organ transplant. Transfusion units of platelets are obtained either by combining the platelets from four to six whole blood donations (pooled random donor platelets), or in an automated procedure in which a therapeutic dose of platelets is obtained from a single donor (apheresis or single donor platelets). A principal motivation for platelet apheresis is to limit donor exposure from pooled, manually collected platelets. Platelet transfusions may also require one or more additional procedures with additional costs. Cerus believes that its platelet pathogen inactivation system may reduce the need for many of these procedures.

     Cerus estimates the production of platelets in 1999 to have been 2.0 million transfusion units in North America, 1.3 million transfusion units in Western Europe and 0.7 million transfusion units in Japan. In the United States, based on a study of six blood centers conducted in October 1998 on behalf of Cerus (the "Cost Study"), the estimated base cost for a transfusion unit of apheresis platelets ranges from approximately $400 to $550 and for a transfusion unit of random donor platelets ranges from approximately $170 to $330. These estimates include donor screening and diagnostic tests, such as those for HIV, HTLV, HBV and HCV. Blood centers may also charge up to $210 per unit for additional procedures such as gamma irradiation and CMV screening. The table below indicates, based on the Cost Study, the estimated range of costs for the additional procedures for platelet transfusions described above for each of apheresis and random donor platelet transfusion units. The frequency of use and additional charge for each procedure vary widely.

                                                                   ADDED COST PER
                                                           -------------------------------
                                                             APHERESIS       RANDOM DONOR
                                                            TRANSFUSION      TRANSFUSION
                        PROCEDURE                              UNIT              UNIT
                        ---------                          -------------    --------------
Gamma irradiation........................................  $10  to   $50    $60  to   $210
CMV screening............................................  $15  to   $35    $90  to   $210
Leukocyte filtration.....................................  $32  to   $60    $32  to   $ 60

     Platelet Pathogen Inactivation System. Cerus is developing a system for pathogen inactivation in platelets using a technology that combines light and Cerus' proprietary inactivation compound, S-59, which is a synthetic small molecule from a class of compounds known as psoralens. The selection of S-59 was based on analyses of over 100 psoralen derivatives assessing safety, ability to inactivate pathogens and leukocytes and post-treatment platelet function.

     When illuminated, S-59 undergoes a specific and irreversible chemical reaction with nucleic acid. This chemical reaction renders the genetic material of a broad array of pathogens and cells incapable of replication. A virus, bacteria or other pathogenic cell must replicate in order to cause infection. A similar reaction with leukocyte nucleic acid inhibits the leukocyte activity that is responsible for certain adverse immune and other transfusion-related reactions. Most of the S-59 is converted to breakdown products during and after the inactivation reaction. Studies conducted by Cerus with pre-clinical models have indicated that, following transfusion, the unbound S-59 and its unbound breakdown products are rapidly metabolized and excreted. As a further safety measure, the system under development employs a removal process designed to reduce the amount of residual S-59 and unbound breakdown products prior to transfusion (the S-59 reduction device or SRD).

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

     Development Status. Cerus' platelet pathogen inactivation system is in Phase 3 clinical trials in Europe and the United States.

     In vitro and non-primate animal model studies conducted by Cerus have indicated the efficacy of Cerus' platelet pathogen inactivation system for the inactivation of a broad array of viral and bacterial pathogens transmitted through blood transfusions, including HIV, CMV, model hepatitis viruses and thirteen strains of bacteria. A primate study conducted by Cerus in collaboration with the National Institutes of Health demonstrated that platelet concentrates contaminated with high levels of hepatitis B virus or hepatitis C virus, and treated with Cerus' pathogen inactivation system, did not transmit the viruses to susceptible animals. Cerus has tested these pathogens at and above concentrations that it believes may be present in contaminated platelet concentrates. However, there can be no assurance that contamination levels will never exceed the capacity of Cerus' platelet pathogen inactivation system. Similar in vitro studies have indicated inhibition of leukocyte activity, including the synthesis of certain proteins associated with adverse immune reactions. In addition, three studies conducted by Cerus have indicated that use of the platelet pathogen inactivation system prevented graft-versus-host disease in two pre-clinical mouse models. Because of the mechanism of action of its platelet pathogen inactivation system and based on studies performed with psoralens other than S-59, Cerus believes that its platelet system may also inactivate protozoans in platelets. However, to date Cerus has conducted no studies on protozoans with S-59 in platelets, and there can be no assurance that Cerus' platelet pathogen inactivation system would effectively inactivate protozoans. To complete the safety profile for regulatory submission, Cerus will be required to perform additional pre-clinical safety studies of its S-59 psoralen compound. Planned studies include a three month chronic transfusion study; other studies may be performed as required.

     In March 1996, Cerus completed a Phase 1a single-blind, randomized clinical trial in 23 healthy human subjects divided between two sites. This study used a cross-over design in which all subjects received both treated and untreated platelets. The study compared the proportion of transfused platelets circulating in the first hours after transfusion (post-transfusion recovery) and the length of time the transfused platelets circulate in the recipient's bloodstream (lifespan) of a small volume of five-day-old treated and untreated platelets. Under current FDA regulations, platelets may not be stored for more than five days after collection from the donor. This pilot study was conducted without the use of the SRD, which was evaluated in Phase 2a.

     In September 1996, Cerus completed a Phase 1b single-blind, randomized, cross-over clinical trial in 10 healthy human subjects. This study compared the tolerability and safety of photochemically treated platelets processed with the SRD with untreated platelets. This second study involved the transfusion of full therapeutic doses of platelets given at the maximum tolerable transfusion rate. No adverse events attributable to transfusion with the treated platelets were reported. Post-transfusion levels of S-59 in plasma and clearance of S-59 were measured. These clinical data, together with Cerus' pre-clinical data, reflected acceptable safety margins.

     In November 1996, Cerus completed a Phase 2a clinical trial designed to measure the post-transfusion platelet recovery and lifespan of photochemically treated platelets processed with the SRD and stored for five days. This study was conducted in 16 healthy subjects from the Phase 1a study to permit comparisons with prior results. In Cerus' Phase 2a clinical study report, the average post-transfusion recovery of five-day-old platelets treated with Cerus' platelet pathogen inactivation system was lower than that of the untreated five-day-old platelets. Although this difference was statistically significant, the average post-transfusion recovery was within the range of average recoveries reported in most published studies funded by NIH and Baxter, as well as in a number of other studies reported in the scientific literature. These published studies used currently approved processing and storage systems. In addition, in Cerus' clinical study, the average lifespan of treated platelets was shorter than that of untreated platelets. Although this difference was statistically significant and the average lifespan was lower than the range of average untreated platelet lifespans reported in the published studies referred to above, the average lifespan was within the distribution of ranges of untreated platelet lifespans reported in such studies. Post-transfusion recovery and lifespan of five-day-old standard platelets varies widely, even in healthy individuals. As a result, there is no established regulatory or clinical standard for post- transfusion recovery and lifespan of platelets. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets.

     In 1997, Cerus completed a Phase 2b clinical trial in 15 healthy subjects available from the Phase 2a clinical trial to assess the combined effect of treatment with the platelet pathogen inactivation system and gamma irradiation on post-transfusion platelet recovery and lifespan. The mean platelet recovery and life span data collected in Phase 2b were consistent with those of the 2a study, and fell within the range of published studies of currently approved platelet concentrates. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets. Cerus believes, based on discussions with the FDA, that the post-transfusion recovery and lifespan of platelets following treatment with Cerus' platelet pathogen inactivation system are clinically acceptable.

     In 1998, Cerus completed a Phase 2c clinical trial in 29 platelet-deficient patients. The Phase 2c trial was initially designed as a double-blind, randomized, cross-over study in which double dose platelet transfusions were given to platelet-deficient patients and post-transfusion platelet count increment and bleeding time correction were measured. Cerus amended the Phase 2c protocol to include patients for whom only platelet count increment would be measured and to add a second site to evaluate its system with platelets collected using alternate automated collection equipment. Based on the results from this study, the FDA cleared Cerus to proceed into a Phase 3 clinical trial. The Phase 2c clinical trial, given its small size, was of limited statistical power.

     In July 1999, Cerus commenced a United States Phase 3 clinical trial of treated apheresis donor platelets in patients requiring platelet transfusions. The trial is a double-blind, randomized, controlled study designed to evaluate the ability of platelets treated with Cerus' pathogen inactivation system to control clinical bleeding. The United States Phase 3 trial will enroll approximately 600 patients, who will receive either treated or untreated platelets for a specified period of time. The primary endpoint to be evaluated is the clinical severity of bleeding.

     The Phase 3 United States apheresis clinical trial is designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for apheresis platelets. In order to obtain FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, Cerus will need to complete development of an additional configuration of its platelet system and may be required by the FDA to conduct additional clinical studies. Additionally, because of the risk of bacterial growth, current FDA rules require that pooled platelets be transfused within four hours of pooling and, as a result, most pooling occurs at hospitals. However, Cerus' platelet pathogen inactivation system is intended to be used at blood centers, not at hospitals, and requires a processing time (including processing with the SRD) of approximately six hours. Therefore, in order for Cerus' platelet pathogen inactivation system to be effectively implemented and accepted at blood centers using pooled random donor platelets, the FDA-imposed limit on the time between pooling and transfusion would need to be lengthened or eliminated for pooled random donor platelets treated with Cerus' systems, which are being designed to inactivate bacteria that would otherwise contaminate the platelets.

     In March 2000, Cerus completed enrollment in a European Phase 3 (CE Marking) clinical trial of treated pooled random donor platelets in 100 patients requiring platelet transfusions. The study is being conducted in four European countries. The random donor platelets are collected using the Buffy Coat process, which is used predominantly in Europe to prepare platelet concentrates. The trial is a double-blind, randomized, controlled study designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for pooled random donor platelets. The primary endpoint in these studies is the increase in post-transfusion platelet count. Cerus will be required to perform additional separate clinical studies to qualify the system for its commercial configuration and for apheresis donor platelets.

  FFP PROGRAM

     FFP Usage and Market. Plasma is a noncellular component of blood that contains coagulation factors and is essential for maintenance of intravascular volume. Plasma is either separated from collected units of whole blood or collected directly by apheresis. The collected plasma is then packaged and frozen to preserve the coagulation factors. Some of the frozen plasma is made available for fractionation into plasma derivatives, while some is designated for use as FFP. FFP is a source of all blood clotting factors except platelets and is used to control bleeding in patients who require clotting factors, such as patients undergoing transplants or other extensive surgical procedures, patients with chronic liver disease or certain genetic clotting factor deficiencies.

     Cerus estimates the production of FFP in 1999 to have been 2.5 million transfusion units in North America, 2.2 million transfusion units in Western Europe and 2.3 million transfusion units in Japan. In the Cost Study, the estimated base price of a 250 ml transfusion unit of FFP in the United States ranges from approximately $26 to $55. In comparison, donor retest procedures have a $56 to $110 added cost per transfusion unit, and solvent detergent pathogen inactivation is priced at approximately $125 per transfusion unit. A typical therapeutic transfusion consists of four transfusion units of FFP.

     FFP Pathogen Inactivation System. The pathogen inactivation system for FFP uses the same S-59 psoralen compound and illumination device and an SRD similar to that being used by Cerus in its clinical trials for its platelet pathogen inactivation system. The FFP pathogen inactivation system is compatible with plasma collected either manually or by apheresis. In the Cerus system, untreated plasma is transferred to a disposable container with S-59. The mixture of S-59 and plasma is then illuminated for approximately three minutes. In the final step, the treated plasma then undergoes an SRD step, which reduces the amount of residual S-59 and unbound S-59 breakdown products, and is transferred into the final storage container and frozen in accordance with standard protocols.

     Development Status. Cerus' FFP pathogen inactivation system currently is in Phase 3 clinical trials in the United States.

     In vitro studies conducted by Cerus to date have indicated the efficacy of the FFP pathogen inactivation system for the inactivation in FFP of a broad array of viral pathogens transmitted through blood transfusion. Because of the mechanism of action of its FFP pathogen inactivation system, Cerus believes that its system may also inactivate protozoans and inhibit leukocyte activity. Although bacterial contamination in FFP is typically not as significant a problem as in platelets, Cerus believes that the FFP pathogen inactivation system will inactivate bacteria at the levels typically found in FFP. To date, Cerus has conducted no studies on protozoans or to detect inhibition of leukocyte activity in FFP and only limited studies on bacteria in FFP which were not performed under good laboratory practice standards. There can be no assurance that Cerus' FFP pathogen inactivation system would effectively inactivate protozoans, leukocytes or bacteria. Cerus has assessed the impact of S-59 photochemical treatment on the function of plasma proteins. Plasma derived from whole blood or apheresis must be frozen within eight hours of collection to meet the standard as "fresh frozen plasma." After freezing, FFP may be stored for up to one year, thawed once, and must be transfused within four hours of thawing. Cerus has measured the in vitro coagulation function activity of various clotting factors in FFP after photochemical treatment, SRD treatment, freezing and thawing. Cerus believes that in vitro data from these studies indicate that treated FFP maintained adequate levels of coagulation function for FFP. These results are not necessarily indicative of coagulation function that may be obtained in clinical trials or with the commercial system configuration, and there can be no assurance that the FDA or foreign regulatory authorities would view such levels of coagulation function as adequate.

     In July 1997, Cerus completed a Phase 1 clinical study in healthy subjects that demonstrated the safety and tolerability of FFP treated with the pathogen inactivation system as well as the comparability of post-transfusion coagulation factors between subjects transfused with treated and untreated FFP.

     In November 1998, Cerus completed a Phase 2a clinical trial. In this study, 27 healthy subjects donated plasma. The Phase 2a study showed that post-transfusion coagulation factor levels of subjects receiving FFP treated with Cerus' FFP pathogen inactivation system were comparable to those of subjects receiving untreated FFP. There were no safety issues attributable to transfusion of the treated FFP.

     In 1999, Cerus completed a Phase 2b clinical trial, in patients, of its FFP pathogen inactivation system. The study was a controlled, double-blind trial in 13 patients diagnosed with chronic liver diseases. Each patient, prior to an invasive surgical or diagnostic procedure, received a therapeutic dose of up to two liters of either treated or untreated FFP. Correction of patients' blood clotting time and certain coagulation factor levels after transfusion were recorded and compared, and found to be comparable to those of patents receiving untreated FFP. The Phase 2b clinical trial, given its small size, was of limited statistical power.

     In July 1999, Cerus initiated three Phase 3 clinical trials of its FFP pathogen inactivation system to address each of the three major clinical indications for FFP use. The Phase 3a trial is an open-label study in 20 to 35 patients with congenital coagulation factor deficiencies treated with FFP. The Phase 3b trial is a double-blind, randomized, controlled, trial of treated versus untreated FFP in 120 patients with chronic liver disease and other acquired coagulation factor deficiencies requiring FFP transfusions. The Phase 3c trial is a prospective, double-blind, randomized, controlled study of treated versus untreated FFP used in therapeutic plasma exchange of 30 patients with a disease called thrombotic thrombocytopenic purpura (TTP). The Phase 3 studies will assess coagulation factor function and effectiveness of plasma exchange therapy with treated FFP.

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

     Cerus estimates the production of red blood cells in 1999 to have been 14.0 million transfusion units in North America, 15.5 million transfusion units in Western Europe and 4.8 million transfusion units in Japan. The Cost Study indicated that the estimated base cost of a transfusion unit of red blood cells in the United States ranges from approximately $66 to $93. A typical red blood cell transfusion consists of two or more red blood cell transfusion units. As shown in the Cost Study, a red blood cell transfusion may also require one or more additional procedures with additional costs ranging from $10 to $164 for each procedure. The procedures are used to address problems presented by leukocytes and to conduct pathogen diagnostic testing beyond the standard testing.

                                                   ADDED COST
                   PROCEDURE                        PER UNIT
                   ---------                     --------------
Gamma irradiation..............................  $10  to   $ 50
CMV screening..................................  $15  to   $ 35
Leukocyte filtration...........................  $22  to   $ 57
Designated donor...............................   $0  to   $114
Autologous donor...............................  $30  to   $164

     Red Blood Cell Pathogen Inactivation System. Cerus is developing a system for pathogen inactivation in red blood cells using a compound that forms covalent bonds with nucleic acids, as does S-59, but does not require light. Cerus' method for inactivating pathogens in red blood cells is based on a proprietary frangible anchor-linker-effector (FRALE) compound, S-303, a small molecule synthesized by Cerus. The selection of S-303 was based on analyses of many compounds assessing safety and ability to inactivate pathogens and leukocytes, and post-treatment red blood cell survival and function.

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

     In May 1999, Cerus completed a Phase 1a clinical trial of its red blood cell pathogen inactivation system. The study was a randomized, controlled trial in 42 healthy subjects. The study was designed to evaluate the post-transfusion viability of treated red blood cells which were stored for 35 days prior to transfusion. The study showed that the circulation of treated red blood cells exceeded the American Association of Blood Banks standard for red blood cell recovery 24 hours after transfusion.

     In October 1999, Cerus completed a Phase 1b clinical trial of its red blood cell pathogen inactivation system. The study included 28 healthy subjects, each of whom received four transfusions of treated red blood cells. The study demonstrated there was no detectable immune response directed against treated red blood cells which were stored for 35 days prior to transfusion. The study also showed that circulation of treated red blood cells exceeded the American Association of Blood Banks standard for red blood cell recovery in response to multiple small doses of treated red blood cells 24 hours after transfusion.

     Cerus anticipates that it will conduct a Phase 1c trial to evaluate the safety and tolerability of full transfusion doses of S-303 treated red blood cells following the completion of additional development work which is currently underway. There can be no assurance as to the timing of these studies or acceptance of the design of the Phase 1c study or any later studies by the FDA.

  ACIT PROGRAM

     Cerus believes its proprietary technology may have application in treating leukocytes (or white blood cells) which are transfused during stem cell (blood-forming) transplantation procedures used to treat certain cancers such as lymphoma and leukemia. Cerus has conducted pre-clinical studies which have indicated that donor white blood cells treated with its technology may reduce the risk of serious complications and may also improve the availability and success rate of bone marrow transplantation.

     Stem Cell Transplantation. Stem cells used for transplantation can be harvested from either bone marrow or circulating blood. ACIT uses donor leukocytes which are transfused to improve immune function in patients whose immune systems have been weakened by disease or disease-related therapies such as chemotherapy and radiation therapy. A typical application is following a bone marrow or stem cell transplantation, which are used principally in leukemia and lymphoma patients to reconstitute blood-forming cells after chemotherapy or radiation therapy to kill leukemia and lymphoma cells. The stem cells are collected from the patient (autologous transplantation) or from a closely-matched donor (allogeneic transplantation). Autologous transplantation is typically safer but is not a curative therapy and often results in a relapse of the disease. Allogeneic transplantation can be curative, but carries significant risk of complications such as GVHD and viral and bacterial infections which often lead to the patient's death. GVHD is nearly always fatal and occurs when the donor leukocytes recognize the patient's body as foreign and proliferate and attack the patient's healthy tissue. Allogeneic transplantation also requires very close matching between the donor and the patient. Often, patients die from the progression of disease while awaiting transplantation from a matched donor.

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

     Donor Leukocyte Treatment System. Cerus believes that it can apply its proprietary technology to slightly modify donor leukocytes to improve the engraftment of donor stem cells and the reconstitution of a patient's immune system while greatly reducing the risk of GVHD. Cerus is developing a system designed to treat the leukocytes in a way that will preserve their therapeutic properties while eliminating their ability to proliferate and attack the patient's healthy tissues. Cerus further believes that its technology can increase the number of suitable stem cell donors available for a patient.

     Development Status. In vitro and animal studies conducted and presented by Cerus have indicated that it can modulate the dosage of its proprietary technology to slightly modify leukocytes in a way that has the potential to prevent the leukocytes from proliferating while preserving their ability to aid engraftment and to improve transplant outcomes. Cerus has also completed animal studies that indicate that its technology can facilitate engraftment of donor stem cells, which indicate the system has the potential to increase the number of patients eligible to receive allogeneic transplants.

     In June 1999, Cerus commenced enrollment in a Phase 1 clinical study of its ACIT system designed to treat allogeneic donor leukocytes with S-59 for use as supplemental therapy in conjunction with mismatched bone marrow transplantation. The study is designed to measure the tolerability, safety, and efficacy of S-59 treated allogeneic leukocytes in approximately 30 patients receiving mismatched allogeneic bone marrow transplants.

     Cerus believes that there are potential applications for its ACIT system beyond allogeneic stem cell transplantation procedures for leukemia and lymphoma.

  SOURCE PLASMA PROGRAM

     Cerus believes that its technology may have application in the decontamination of pooled source plasma which is separated (fractionated) into commonly used plasma components or fractions. These derivatives include Factor VIII concentrate, Factor IX concentrate, albumin and immunoglobulins. Worldwide, approxi-mately 11 million liters of plasma are collected and fractionated annually for treatment of a variety of coagulation factor and immunoglobulin deficiencies. Annual sales of blood products derived from this fractionation process are estimated to be approximately $5.0 billion. The market is highly concentrated, with four manufacturers providing the majority of products derived from human plasma. The plasma is collected from either dedicated collection facilities as source plasma, or obtained from blood banks as recovered plasma, or FFP that is not used for transfusion. Plasma is pooled and then processed into several specialized plasma derivative proteins used to treat diseases such as hemophilia and immune deficiency.

     The pooling of 5,000 to 10,000 liters, typical for the fractionation process, introduces the risk of contamination of thousands of blood products with the inadvertent use of one contaminated unit. In the early 1980's, such occurrences resulted in the transmission of HIV to approximately 70% of the hemophiliac community. The FDA has since mandated an improvement in the pathogen inactivation methods used during processing to reduce the risk of transmission of infectious pathogens through use of blood products derived from source plasma. Further, regulatory agencies worldwide are moving towards the requirement for two decontamination processing steps for all manufactured components. Today, a variety of inactivation procedures are used for one or more of the fractionated components during the processing; however, there is no up-front treatment of plasma prior to the commencement of the fractionation process.

  FUTURE PRODUCT DEVELOPMENT

     Cerus believes that its proprietary technology may have applications beyond inactivating pathogens in blood products and in modifying leukocytes to improve clinical outcomes of cellular therapies. Cerus is currently researching methods to apply its technology to prevent or inhibit restenosis, which can restrict or occlude blood flow through arteries following angioplasty. Cerus is also researching the application of its technology for the development of "universal" red blood cells which will not require donor and recipient type matching. Such immunologically-transparent red blood cells would improve outcomes of patients who require repeated red blood cell transfusion to treat diseases such as sickle-cell anemia.

  ALLIANCE WITH BAXTER

     Cerus has established an alliance with Baxter for the development of pathogen inactivation systems for transfusion blood products. Under two primary development, manufacturing and marketing agreements, Cerus and Baxter generally share development activities with the primary development activity for the compounds and the pre-clinical and clinical studies by Cerus and the primary development activity for the system disposable and device at Baxter. Upon commercialization, Cerus will be required to provide the inactivation compounds and Baxter will be responsible for manufacturing and assembling the system disposables and ultraviolet light devices. Baxter will also be responsible for marketing, selling, and distributing the systems.

     Agreement with Baxter for the development of pathogen inactivation systems for platelets. In December 1993, Cerus entered into a development and commercialization agreement with Baxter to develop a system for inactivation of pathogens in platelets used for transfusions. As amended to date, the agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually agreed budgets established from time to time, and for Cerus to receive 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specific level. The agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the program.

     Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. In April 1996, Cerus entered into a development and commercialization agreement with Baxter, principally focused on the development of plasma and red blood cell pathogen inactivation systems. The agreement was amended in March 1998 and June 1998. The amended agreement provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually agreed to budgets established from time to time. The agreement also provides for a sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses. Also under the agreement, Cerus and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program was limited to $1.2 million which offset payments owed Baxter in January 1999 and January 2000. The agreement provides for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses. Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

     As of December 31, 1999, Baxter has made approximately $22.2 million of development and milestone payments to Cerus and has made $37.0 million of equity investments.

     Baxter has certain discretion in decisions concerning the development and marketing of pathogen inactivation systems. There can be no assurance that Baxter will not elect to pursue alternative technologies or product strategies or that its corporate interests and plans will remain consistent with those of Cerus. If the agreements with Cerus were terminated, if Baxter failed to provide the funding committed or if Baxter's product development efforts were unsuccessful, Cerus may need to obtain additional funding from other sources and would be required to devote additional resources to the development of its products, delaying the development of its products. Any such delay would have a material adverse effect on Cerus' business, financial condition and results of operations. There can also be no assurance that disputes will not arise in the future with respect to these agreements. Possible disagreements between Baxter and Cerus could lead to delays in the research, development or commercialization of certain planned products or could require or result in time-consuming and expensive litigation or arbitration and would have a material adverse effect on Cerus' business, financial condition and results of operations.

     A development program under the agreements may be terminated by either Baxter or Cerus on 90 days' notice in the case of the platelet program, or 270 days' written notice in the case of the FFP or red blood cell program. If either party so terminates a program, the other party gains exclusive development and marketing rights to the program, and the terminating party's sharing in program revenue is significantly reduced.

  ALLIANCE WITH THE CONSORTIUM FOR PLASMA SCIENCE

     In December 1998, Cerus and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of plasma derivative products. Under the agreement, the Consortium is funding development of Cerus' proprietary technology for use with source plasma, subject to an annual review process. Subject to the Consortium meeting certain funding requirements, Cerus will pay the Consortium a royalty based on a percentage of product sales, if any. The initial term of the agreement expires on June 30, 2000. There is no guarantee that the agreement will be renewed.

RESEARCH GRANTS

     Cerus has an ongoing federal grant which is administered by the National Institutes of Health (NIH) which funds pre-clinical research related to its ACIT program. The grant is a three-year award totaling approximately $800,000. This federal grant must be renewed annually by submitting an Application for Continuing Support to the NIH. Cerus retains all rights to technology funded by these grants, subject to certain rights of the federal government if Cerus fails to commercialize the technology in a timely manner or if action is necessary to alleviate health or safety needs not addressed by Cerus, to meet requirements for public use specified by federal regulations or in the event Cerus were to breach certain agreements. The United States government also has a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced for or on its behalf any subject invention throughout the world.

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

     Under its agreements with Baxter, Cerus is responsible for developing and delivering its proprietary compounds for effecting pathogen inactivation to Baxter for incorporation into the final system configuration. Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation process. This arrangement applies both to the current supply for clinical trials and, if applicable regulatory approvals are obtained, the future commercial supply. In order to provide the inactivation compounds for its platelet and FFP pathogen inactivation systems, Cerus has contracted with two manufacturing facilities for pilot-scale synthesis of S-59, although one currently performs only the final step of the manufacturing process. Cerus currently has a stock of compound sufficient to support the anticipated remaining clinical trials planned for the platelet and FFP pathogen inactivation systems. There can be no assurance that Cerus will be able to contract for the manufacturing of products and compounds for its pathogen inactivation systems in the future on reasonable terms, if at all.

     The red blood cell pathogen inactivation system will require the manufacture of S-303, which Cerus has produced in only limited quantities for its research, pre-clinical and early clinical development requirements. Although Cerus has contracted with a manufacturing facility that has produced sufficient quantities of S-303 for pre-clinical and clinical studies, no assurance can be given that this or any new manufacturer will be able to produce S-303 on a commercial scale or that Cerus will be able to enter into arrangements for the commercial-scale manufacture of S-303 on reasonable terms, if at all.

     Under the terms of its agreements with Cerus, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If these agreements were terminated or if Baxter otherwise failed to deliver an adequate supply of components, Cerus would be required to identify other third-party component manufacturers. There can be no assurance that Cerus would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could adversely affect the timely submission of products for regulatory approval or the market introduction and subsequent sales of such products and would have a material adverse effect on Cerus' business, financial condition and results of operations. Moreover, the inclusion of components manufactured by others could require Cerus to seek new approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that Cerus would receive any such required regulatory approvals. Any such delay would have a material adverse effect on Cerus' business, financial condition and results of operations.

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

COMPETITION

     Cerus expects to encounter significant competition in the sale of products it may develop. If regulatory approvals are received, Cerus' products may compete with other approaches to blood safety currently in use, as well as with future products developed by medical device, biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, and certain governmental organizations and agencies. Many companies and organizations that may be competitors or potential competitors have substantially greater financial and other resources than Cerus and may have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. Cerus' ability to compete successfully will depend, in part, on its ability to develop proprietary products, develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products on the market, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals, and manufacture, market and sell any product that it develops. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of Cerus' products, or that might render Cerus' technology and products uncompetitive or obsolete.

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

     In its agreements with Cerus, Baxter agreed to certain limited restrictions on its ability to independently develop and market products that compete with the products under the agreements with the exception of methylene blue for FFP. Baxter is conducting several independent product development efforts in blood collection and processing that may improve blood component quality and safety. The development and commercialization of Cerus' FFP pathogen inactivation system could be materially adversely affected by competition with a methylene blue-based product developed and marketed by Baxter or by Baxter's election to pursue alternative methods for improving blood safety outside the field of pathogen inactivation.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     Cerus' success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of Cerus. Cerus' policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. As of December 31, 1999, Cerus owned 52 issued or allowed United States patents and 19 issued or allowed foreign patents. Cerus' patents expire at various dates between 2003 and 2018. In addition, Cerus has 23 pending United States patent applications and has filed 19 corresponding patent applications under the Patent Cooperation Treaty, 12 of which are currently pending in Europe, Japan, Australia and Canada. Proprietary rights relating to Cerus' planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, Cerus will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed to, Cerus will result in patents being issued. In addition, the laws of certain foreign countries do not protect Cerus' intellectual property rights to the same extent as do the laws of the United States.

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

GOVERNMENT REGULATION

     Cerus and its products are comprehensively regulated in the United States by the FDA and, in some instances, by state and local governments, and by comparable governmental authorities in other countries. The FDA regulates drugs, medical devices, and biologics under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and pre-market clearance or approval of products subject to regulation.

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

     Before a medical device may be marketed in the United States, the FDA must clear a pre-market notification (a "510(k)") or approve a pre-market approval application (PMA) for the product. Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product. Before a biologic may be marketed in the United States, the FDA must approve a Biologic License Application (BLA). Before a combination product can be marketed in the United States, it must have an approved NDA, BLA or PMA, depending on which statutory authority the FDA elects to use.

     Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a medical device, biologic, drug, a combination product, or a combination thereof. The steps required before a medical device, drug or biologic may be approved for marketing in the United States pursuant to a PMA, BLA or NDA, respectively, generally include (i) pre-clinical laboratory and animal tests, (ii) submission to the FDA of an investigational device exemption
(IDE) (for medical devices) or an investigational new drug application (IND) (for drugs or biologics) for human clinical testing, which must become effective before human clinical trials may begin, (iii) appropriate tests to show the product's safety, (iv) adequate and well-controlled human clinical trials to establish the product's safety and efficacy for its intended indications, (v) submission to the FDA of a PMA, BLA or NDA, as appropriate and (vi) FDA review of the PMA, BLA or NDA in order to determine, among other things, whether the product is safe and effective for its intended uses. In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless compliance with current Good Manufacturing Practices
(cGMP) or Quality System Regulation requirements is satisfactory. The steps required before a medical device may be cleared for marketing in the United States pursuant to a 510(k) are likely to be the same, except that instead of conducting tests to demonstrate safety and efficacy, data, including clinical data if necessary, must be obtained to show that the product is substantially equivalent to a legally marketed device, and the FDA must make a determination of substantial equivalence rather than a determination that the product is safe and effective. Cerus believes the FDA will require a PMA for its platelet, FFP and red blood cell pathogen inactivation systems. Cerus is developing a European investigational plan based on the platelet and FFP treatment systems using S-59 being categorized as Class III drug/device combination under the Medical Device Directives (MDD) of the European Union. However, there can be no assurance that this approach will be accepted by European authorities. The European Union requires that medical devices affix the CE Marking, an international symbol of adherence to quality assurance standards and compliance with the MDD. Failure to receive CE Marking certification will prohibit Cerus from selling its products in the European Union.

     To support Cerus' requests for FDA approval to market its pathogen inactivation products, Cerus conducts various types of studies, including toxicology studies to evaluate product safety, in vitro and animal studies to evaluate product effectiveness and human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components. Cerus believes that, in deciding whether a pathogen inactivation system is safe and effective, the FDA is likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and that the FDA will weigh the system's safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer in recent years. Cerus has conducted many toxicology studies designed to demonstrate its products' safety, and will be required to conduct additional studies, including three month tolerability studies for the S-59 compound and various studies to evaluate the safety of the S-303 compound. There can be no assurance that the FDA will not require further toxicology or other studies of Cerus' products. Based on discussions with the FDA, Cerus believes that it will be required to provide data from human clinical studies to demonstrate the safety of treated platelets and their therapeutic comparability to untreated platelets, but that only data from in vitro and animal studies, not data from human clinical studies, will be required to demonstrate the system's efficacy in inactivating pathogens. In light of these criteria, Cerus' clinical trial programs for platelets and FFP consist of studies that differ from typical Phase 1, Phase 2 and Phase 3 clinical studies.

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

     A medical device, biologic or drug, its manufacturer, and the holder of the PMA or 510(k), BLA or NDA for the product are subject to comprehensive regulatory oversight, both before and after approval or clearance is obtained. Violations of regulatory requirements at any stage, including during the pre-clinical and clinical testing process, during the approval/clearance process or after the product is approved/cleared for marketing, could result in various adverse consequences, including the FDA's requiring that a clinical trial be suspended or halted, the FDA's delay in approving/clearing or refusing to approve/clear a product, withdrawal of an approved/cleared product from the market and the imposition of criminal penalties. For example, the holder of a PMA or 510(k), BLA or NDA is required to report certain adverse reactions to the FDA, and must comply with certain requirements concerning advertising and promotional labeling for the product. Also, quality control and manufacturing procedures must continue to conform to cGMP and Quality System regulations after approval or clearance, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP and Quality System. Accordingly, manufacturers must continue to expend time, monies and efforts on regulatory compliance, including cGMP and Quality System compliance. In addition, new government requirements may be established that could delay or prevent regulatory approval or clearance of Cerus' products under development or otherwise alter the applicable law. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of Baxter or any other third-party manufacturer of Cerus' planned products will conform to cGMP or Quality System requirements.

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

     The Phase 3 European Buffy Coat clinical trial is being conducted to assess the therapeutic efficacy of the platelet pathogen inactivation system for use in treating pooled random donor platelets collected using the

Buffy Coat process. The Buffy Coat process is the predominant method used in Europe to prepare platelet concentrates. If Cerus decides to seek European regulatory approval for apheresis donor platelets, Cerus will be required to perform additional clinical studies. The Phase 3 United States apheresis clinical trial is being conducted to assess the therapeutic efficacy of the platelet pathogen inactivation system for use in treating apheresis platelets, which represent approximately 60% of the market, not pooled random donor platelets. If Cerus decides to seek FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, Cerus will be required by the FDA to conduct additional clinical studies. In addition, there currently are three principal manufacturers of automated apheresis collection equipment, including Baxter. The equipment of each manufacturer collect platelets into plastic disposables designed for that equipment; thus, a pathogen inactivation system designed for disposables used by one manufacturer will not necessarily be compatible with other manufacturers' collection equipment. Cerus intends initially to seek FDA approval of a platelet pathogen inactivation system configured for Baxter's apheresis collection equipment. If Cerus determines that compatibility with other equipment is desirable, it will need to develop additional processing procedures. Cerus believes that the FDA may also require supplemental clinical data before approving its system for use with platelets collected using other equipment.

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

     Cerus is conducting its clinical trials using prototype system disposables and ultraviolet light sources, and is completing the commercial design for these products contemporaneously. Cerus' current clinical plan includes a study in patients using the commercial version of the system prior to receiving regulatory approval. However, there can be no assurance that regulatory agencies will not require additional studies. Such additional studies, if required, could delay commercialization of the system.

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

EMPLOYEES

     As of February 29, 2000, Cerus had 115 employees, 80 of whom were engaged in research and development and 35 in general and administrative. No employees of Cerus are covered by collective bargaining agreements, and Cerus believes that its relationship with its employees is good.

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

OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND THERE IS A HIGH RISK OF FAILURE.

     We have no products that have received regulatory approval for commercial sale. All of our product candidates are in early stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the United States Food and Drug Administration and international regulatory authorities for commercial use. Our platelet, fresh frozen plasma, red blood cell and stem cell transplantation programs are undergoing clinical testing. Our other programs are still in the early stages of research and development. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We cannot assure you that we can achieve any of these objectives. Any of our products may fail in the testing phase or may not attain market acceptance. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful, our products are not commercially viable or we cannot compete effectively, our business, financial condition and results of operation will be materially adversely affected.

THE PROGRESS AND RESULTS OF OUR PRE-CLINICAL AND CLINICAL TESTING ARE UNCERTAIN.

     We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. Clinical development, including pre-clinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to necessarily predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to a program are successful.

     We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis, and as a result, we face certain additional delaying factors outside our control. These factors include:

     - difficulty in enrolling qualified subjects

     - inadequately trained or insufficient personnel at the study site

     - delays in approvals from a study site's review board.

     We cannot assure you that planned trials will begin on time or that any of our clinical trials will be completed on schedule or at all. Certain of our clinical trials involve patient groups that have rare medical conditions, and we may have difficulty in identifying and enrolling a sufficient number of patients to complete the trials on a timely basis. We cannot assure you that any trials will result in marketable products or that any products will be commercially successful even if approved for marketing. Our product development costs will increase if we have delays in testing or approvals. If the delays are significant, our business, financial condition and results of operations will be materially adversely affected.

WE FACE MANUFACTURING UNCERTAINTIES BECAUSE OUR PRODUCTS HAVE NOT BEEN MANUFACTURED ON A COMMERCIAL SCALE.

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

     We have produced only limited quantities of S-303, the inactivation compound we use in our red blood cell pathogen inactivation system, sufficient for pre-clinical research and early clinical development. To date, S-303 has been produced by a sole third-party manufacturer. We cannot be certain that this manufacturer will be able to produce S-303 on a commercial scale. We also do not know whether we will be able to enter into arrangements for the commercial-scale manufacture of S-303 on reasonable terms or at all.

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

OUR PRODUCTS MAY NEVER BE ACCEPTED BY THE HEALTH CARE COMMUNITY.

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

     Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We are conducting our pre-clinical and clinical studies using only Baxter's equipment and materials, and initially we intend to seek FDA approval for our systems for use only with Baxter's collection systems. As a result, market acceptance of our platelet system will depend on the market acceptance of Baxter's collection equipment. Blood centers may be reluctant to replace their existing equipment, and the FDA may require us to make our systems compatible with other equipment. If we are required to develop our platelet system for use on other manufacturers' equipment, or if we decide to address a broader market, we will need to perform additional studies, which will increase our development costs and which may not be successful.

A SMALL NUMBER OF CUSTOMERS WILL DETERMINE MARKET ACCEPTANCE OF OUR PRODUCTS.

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

WE RELY HEAVILY ON BAXTER FOR DEVELOPMENT FUNDING, MARKETING AND SALES.

     We have development and marketing agreements with Baxter for our platelet, fresh frozen plasma and red blood cell pathogen inactivation systems, and we rely on Baxter for significant financial and technical contributions to these programs. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter's performance under these agreements.

     - Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly which would cause us to incur additional expenditures.

     - We rely on Baxter for the marketing, sales and distribution of our products. We do not have and currently do not plan to develop our own marketing and sales organization. Instead, we plan to rely on Baxter to market and sell the pathogen inactivation systems. If our joint development agreements with Baxter are terminated or if Baxter is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would delay commercialization of our products and increase our costs.

     - We lack control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a management board that has equal representation from both Baxter and us. Our interests and Baxter's may not always be aligned. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using their pre-existing methylene blue technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

OUR PRODUCTS ARE SUBJECT TO EXTENSIVE REGULATION BY DOMESTIC AND FOREIGN GOVERNMENTS.

     Our products under development and anticipated future products are subject to extensive and rigorous regulation by United States local, state and federal regulatory authorities and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

     - product development,

     - product testing,

     - product manufacturing,

     - product labeling,

     - product storage,

     - product pre-market clearance or approval,

     - product sales and distribution, and

     - product advertising and promotion.

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

     To support our requests for FDA approval to market our products, we intend to conduct various types of studies including:

     - toxicology studies to evaluate product safety,

     - in vitro and animal studies to evaluate product effectiveness, and

     - human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components.

     We have conducted many toxicology studies to demonstrate our products' safety, and we plan to conduct additional toxicology studies throughout the product development process. At any time, the FDA may require further toxicology or other studies to further demonstrate our products' safety, which could delay commercialization. We believe the FDA is likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. In addition, our clinical development plan assumes that we will not be required to perform human clinical studies to demonstrate our systems' ability to inactivate pathogens. Although we have discussed this plan with the FDA, they may find it unacceptable at any time and may require human clinical trials to demonstrate efficacy in inactivating pathogens. Such trials may be too large and expensive to be practical.

     Regulatory agencies may limit the uses, or indications, for which any of our products is approved. For example, we believe that we will be able to claim the inactivation of particular pathogens only to the extent we have in vitro or animal data to support such claims.

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

WE ARE USING PROTOTYPE COMPONENTS IN OUR CLINICAL TRIALS AND HAVE NOT COMPLETED THEIR COMMERCIAL DESIGN.

     The system disposables and ultraviolet light sources we use in our clinical trials are prototypes. We are developing the commercial design for these products at the same time. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the equivalence of the prototype and the commercial design. However, regulatory agencies may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may delay the commercialization of our products. If we fail to develop commercial versions of the systems on schedule, our business, results of operations and financial condition will be materially adversely affected.

WE HAVE ONLY A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES.

     We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of December 31, 1999, we had an accumulated deficit of approximately $87.5 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue under our agreements with Baxter and the Consortium, and federal research grants. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least through 2002. We also expect our losses to fluctuate significantly from quarter to quarter due to differences in the timing of our expenses and potential revenue from Baxter. Our ability to become profitable will depend on our ability to, among other things:

     - establish adequate protection of our intellectual property rights,

     - complete our product development,

     - obtain product regulatory approvals, and

     - achieve market acceptance for our products.

WE WILL NEED ADDITIONAL FUNDS.

     Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter under our agreements with Baxter and projected interest income, will support our current and planned operations for at least the next 18 months. Our cash, liquidity and capital requirements will depend on numerous factors, including additional research and development needs, product testing results, regulatory requirements, competitive pressures and technological advances and setbacks.

     In addition, we may require substantial funds for our long-term product development, marketing programs and operating expenses. We cannot assure you that we will be able to raise additional funds on acceptable terms. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

WE OPERATE IN A COMPETITIVE INDUSTRY WITH RAPIDLY CHANGING TECHNOLOGY.

     We expect our products to encounter significant competition. Our products may compete with other approaches to blood safety and improving the outcome of stem cell transplantation currently in use, as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, and governmental organizations and agencies. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development is risky and uncertain, and we cannot assure you that we will develop our products successfully. Competitors' products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial and other resources than we have. They may also have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. Our ability to compete successfully will depend, in part, on our ability to:

     - attract and retain skilled scientific personnel,

     - develop technologically superior products,

     - develop lower cost products,

     - obtain patent or other proprietary protection for our products and technologies,

     - obtain required regulatory approvals for our products,

     - be early entrants to the market, and

     - manufacture, market and sell our products, independently or through collaborations.

     Several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in various blood components. In May 1998, the FDA approved solvent-detergent for use in treating fresh frozen plasma in the United States. If the treatment of fresh frozen plasma by solvent-detergent becomes a widespread practice, which has not happened to date, it could adversely affect our ability to market our fresh frozen plasma pathogen inactivation system in the United States. Several other companies are currently marketing solvent-detergent or methylene blue-based pathogen inactivation systems for fresh frozen plasma in Europe.

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

FAILURE TO ATTRACT AND RETAIN KEY EMPLOYEES WILL ADVERSELY AFFECT OUR BUSINESS.

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

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR OPERATE OUR BUSINESS WITHOUT INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

     - obtain patents,

     - protect trade secrets,

     - operate without infringing upon the proprietary rights of others, and

     - prevent others from infringing on our proprietary rights.

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

WE MAY BE LIABLE IF OUR PRODUCTS HARM PEOPLE.

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

WE USE HAZARDOUS SUBSTANCES THAT ARE SUBJECT TO ENVIRONMENTAL REGULATION.

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

THE MARKET PRICE OF OUR STOCK MAY BE HIGHLY VOLATILE.

     The market prices for securities of emerging medical device and biotechnology companies like us have been highly volatile. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

     - biological or medical discoveries,

     - technological innovations or new commercial services by us or our competitors,

     - developments concerning proprietary rights, including patents and litigation matters,

     - regulatory developments in both the United States and foreign countries,

     - public concern as to the safety of new technologies,

     - general market conditions,

     - comments made by analysts, including changes in analysts' estimates of our financial performance, and

     - quarterly fluctuations in our revenue and financial results.

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

DELAWARE LAW, PROVISIONS IN OUR CHARTER AND OUR RIGHTS PLAN COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT.

     Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management or limit the price that investors may be willing to pay for shares of our common stock. We also are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which could delay a merger, tender offer to proxy contest or make a similar transaction more difficult. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock without stockholders' approval, of which 8,327 shares currently are outstanding. The rights of the holders of common stock will be subject to, and may be affected by, the rights of the holders of outstanding preferred stock and any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

     Also, in November 1999, our board of directors adopted a stockholder rights plan, or "poison pill," which has anti-takeover effects.

ITEM 2. PROPERTIES

     Cerus leases approximately 17,400 square feet for its main facility and approximately 9,900 square feet for an additional facility, both of which contain laboratory and office space, in Concord, California. The lease of the main facility extends through June 2004 with one five-year renewal option. The lease of the additional facility extends through January 2005. Cerus also has a lease for approximately 11,300 square feet at a facility located near its main facility in Concord. The lease extends through August 31, 2000, with options to renew for five additional one-year periods. In addition, Cerus has a lease for 21,400 square feet of office space in a office building currently under construction near its main facility in Concord. This lease extends through July 2004, with options to renew for two additional three-year periods. Cerus expects to be able to occupy this space in September 2000. Cerus believes that its facilities will be adequate to meet its needs for the foreseeable future.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Cerus' common stock is traded on the Nasdaq National Market under the symbol "CERS." Cerus completed the initial public offering of its common stock on January 30, 1997. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:

                                                               HIGH         LOW
                                                              ------        ---
Year Ended December 31, 1998:
  First Quarter.............................................   $22 1/2      $14 1/2
  Second Quarter............................................    16 7/8       12
  Third Quarter.............................................    25           13 1/4
  Fourth Quarter............................................    21           11 1/4
Year Ended December 31, 1999:
  First Quarter.............................................    33 7/8       19
  Second Quarter............................................    24 3/4       15 1/4
  Third Quarter.............................................    29 3/8       20 3/8
  Fourth Quarter............................................    31 1/8       20 13/16

     On March 24, 2000, the last reported sale price of Cerus' common stock on the Nasdaq National Market was $49.00 per share. On March 24, 2000, Cerus had approximately 207 holders of record of common stock.

     Cerus has not paid dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

     (b) On February 16, 2000, Cerus sold 1,000,000 shares of unregistered common stock to selected institutional and other accredited investors, including Baxter Healthcare Corporation, for an aggregate purchase price of $25 million. Such sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the fiscal year ended December 31, 1999. The information presented should be read in conjunction with the financial statements and notes included elsewhere herein. The selected financial data for the periods prior to the financial statements included herein are derived from audited financial statements.

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                 1999       1998       1997       1996      1995
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue....................................  $  2,408   $  2,903   $  6,851   $  3,609   $ 6,799
  Operating expenses:
  Research and development...................    22,514     29,783     19,569     12,080     8,125
  General and administrative.................     4,837      3,841      3,163      2,200     1,517
                                               --------   --------   --------   --------   -------
          Total operating expenses...........    27,351     33,624     22,732     14,280     9,642
                                               --------   --------   --------   --------   -------
  Loss from operations.......................   (24,943)   (30,721)   (15,881)   (10,671)   (2,843)
  Net interest income........................     2,315      1,163      1,217        464       483
                                               --------   --------   --------   --------   -------
  Net loss...................................  $(22,628)  $(29,558)  $(14,664)  $(10,207)  $(2,360)
                                               ========   ========   ========   ========   =======
  Net loss per share-basic and diluted(1)....  $  (2.04)  $  (3.17)  $  (1.76)  $  (5.98)  $ (1.67)
  Shares used in computing net loss per
     share-basic and diluted(1)..............    11,102      9,325      8,352      1,706     1,414

                                                               AS OF DECEMBER 31,
                                               ---------------------------------------------------
                                                 1999       1998       1997       1996      1995
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments.............................  $ 40,419   $ 19,802   $ 21,581   $  6,002   $ 9,659
  Working capital............................    31,951        537     21,374      2,653     7,263
  Total assets...............................    41,780     20,934     27,315      8,812    11,349
  Capital lease obligations, less current
     portion.................................       115         12         43         92        32
  Redeemable convertible preferred stock.....     5,000      5,000         --         --        --
  Accumulated deficit........................   (87,518)   (64,428)   (34,870)   (20,206)   (9,999)
  Total stockholders' equity (deficit).......    27,959     (3,656)    22,475      4,839     8,663

---------------
(1) See Note 1 of Notes to Financial Statements for a description of the method used in computing the net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Cerus should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Cerus' actual results could differ significantly from those discussed in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this report.

OVERVIEW

     Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of systems based on its platform technologies, which prevent nucleic acid (DNA and RNA) replication. Cerus has been unprofitable since inception and, as of December 31, 1999, had an accumulated deficit of approximately $87.5 million. All of Cerus' systems are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus will be required to conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of its pathogen inactivation systems. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of Cerus' development funding is provided by Baxter based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

     Agreement with Baxter for the development of pathogen inactivation systems for platelets. Cerus has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusion (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The Platelet Agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the platelet system development program.

     Cerus has received a $1.0 million equity investment under the Platelet Agreement from Baxter and has recognized $14.7 million in revenue from Baxter cumulatively through December 31, 1999, including $3.0 million in license fees, $2.5 million in milestone payments and $9.2 million in development funding. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

     Agreement with Baxter for the development of pathogen inactivation systems for red blood cells and FFP. Cerus also has a development and commercialization agreement with Baxter for the joint development of systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma (FFP) (the "RBC/FFP Agreement").

     The RBC/FFP Agreement provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. The RBC/ FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

     Under the RBC/FFP Agreement, Cerus and Baxter equally funded the FFP program development through December 31, 1997, after which time Baxter's funding commitment for the FFP development program was limited to $1.2 million, which offset payments owed to Baxter in January 1999 and January 2000. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the FFP product. The RBC/FFP Agreement also provides for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

     Under the RBC/FFP Agreement, Cerus received $16.0 million in equity investments from Baxter and recognized $7.5 million in revenue from Baxter cumulatively through December 31, 1999 to fund the development of the red blood cell and FFP systems. Development funding is in the form of payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels agreed to by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

     Agreement with the Consortium for Plasma Science. In December 1998, Cerus and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of plasma derivative products. Under the agreement, the Consortium is funding development of Cerus' proprietary technology for use with source plasma, subject to an annual review process. Subject to the Consortium meeting certain funding requirements, Cerus will pay the Consortium a royalty based on a percentage of product sales, if any. The initial term of the agreement expires on June 30, 2000. There is no guarantee that the agreement will be renewed.

RESULTS OF OPERATIONS

  1999 COMPARED WITH 1998

     Revenue. Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus' development and commercialization agreements with Baxter and development agreement with the Consortium, and payments from the United States government under research grant programs. For the year ended December 31, 1999, development revenue from Baxter and the Consortium decreased 20% to $1.7 million from $2.1 million for 1998. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. The decrease in revenue from Baxter was primarily a result of Cerus being solely responsible for funding the FFP program in 1999, whereas Baxter partially funded this program in 1998. Additionally, development revenue from Baxter for the red blood cell pathogen inactivation system for 1999 was significantly less than in 1998, as Baxter's relative share of expenses for this program increased in 1999. Decreased revenue from Baxter was partially offset by $0.8 million of development revenue from the Consortium in 1999. Cerus did not recognize any revenue from the Consortium in 1998.

     Government grant revenue decreased 8% to $0.7 million for 1999, compared to $0.8 million for 1998. Cerus' current government grant expires in 2002. There can be no assurance that Cerus will receive additional government grants in the future.

     Research and Development Expenses. Research and development expenses decreased 24% to $22.5 million for 1999 from $29.8 million for 1998. The decrease was primarily due to a one-time expense of $8.3 million in 1998 which related to Cerus' purchase of an increased share of future platelet pathogen inactivation system revenue. In addition, Cerus incurred research and development expenses during 1998 related to an amendment to the Platelet Agreement, under which Cerus funded $5 million of development costs previously to be funded by Baxter. In 1999, Cerus and Baxter shared the development costs of the platelet program equally. Excluding the effects of these items in 1998, research and development expenses increased, due to the addition of scientific personnel, increased costs for toxicology studies and clinical trials and increased expenses incurred for fee-for-service development activities at Baxter relating to the FFP program. Cerus anticipates that its research and development expenses will continue to increase as Phase 3 clinical trials of its platelet and FFP systems continue, and as research and development activity relating to its other programs increases.

     General and Administrative Expenses. General and administrative expenses increased 26% to $4.8 million for 1999 from $3.8 million for 1998. The increase was primarily attributable to increased personnel levels associated with the expansion of Cerus' operations. Cerus expects its general and administrative expenses to continue to increase as it expands its development activities.

     Net Interest Income. Net interest income increased 99% to $2.3 million for 1999 from $1.2 million for 1998. The increase was attributable primarily to increased average cash balances related to proceeds from Cerus' public offering of common stock in April 1999 and private placements of common and preferred stock to Baxter. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the securities balances it maintains.

  1998 COMPARED WITH 1997

     Revenue. For 1998 and 1997, Cerus primary source of revenue was development funding from Baxter. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. For the year ended December 31, 1998, development revenue from Baxter decreased 66% to $2.1 million from $6.2 million for 1997. The decrease was primarily due to an increase in Baxter's relative share of development expenses for the platelet and red blood cell programs, and Cerus' agreement to fund a portion of Baxter's development commitment for the platelet system in 1998.

     Government grant revenue increased 18% to $0.8 million for 1998, compared to $0.7 million for 1997.

     Research and Development Expenses. Research and development expenses increased 52% to $29.8 million for 1998 from $19.6 million for 1997. The increase was primarily due to increased third-party costs relating to toxicology studies and clinical trials, and costs related to increased personnel. In addition, under amendments to the Platelet Agreement, Cerus recognized research and development expenses in 1998 and 1997 of $8.3 million and $5.5 million, respectively, to increase its share of platelet pathogen inactivation system adjusted product revenue from 26.0% to 33.5%.

     General and Administrative Expenses. General and administrative expenses increased 21% to $3.8 million for 1998 from $3.2 million for 1997. The increase was primarily attributable to increased personnel levels associated with the expansion of Cerus' operations.

     Net Interest Income. Net interest income, relatively unchanged between the two years, was $1.2 million in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cerus' sources of capital to date have consisted of public and private placements of equity securities, development funding by Baxter and the Consortium, United States government grants and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more planned products receives regulatory approval and achieves market acceptance.

     In March 1999, Baxter purchased 3,327 shares of Series B preferred stock for an aggregate purchase price of $9.5 million. From April 1999 until March 2000, a premium equal to 7% per annum on the purchase price is being accrued. The premium is payable in cash to Baxter in March 2000. At any time after one year from issuance, the holder may convert the Series B preferred stock into 332,700 common shares. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment to Baxter equal to the aggregate purchase price of the shares redeemed.

     In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share and received net proceeds of $42.7 million, after deducting offering expenses. Also in April 1999, Cerus sold 62,912 shares of common stock to Baxter pursuant to Cerus' achievement of a milestone under the RBC/ FFP Agreement. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million.

     At December 31, 1999, Cerus had cash, cash equivalents and short-term investments of approximately $40.4 million.

     In February 2000, Cerus completed a private placement of 1,000,000 shares of common stock at $25.00 per share and received net proceeds of approximately $23.5 million, after deducting estimated offering expenses. The shares were purchased by institutional and other accredited investors, including Baxter, which purchased 390,000 shares.

     Net cash used in operating activities was approximately $33.3 million in 1999, compared to $9.7 million in 1998. The use of cash primarily resulted from a net loss of $22.6 million and a decrease in accounts payable to Baxter of $12.2 million. Accounts payable to Baxter decreased primarily due to payments to Baxter in 1999. Net cash used in investing activities in 1999 of approximately $23.9 million resulted principally from purchases of $71.9 million of short-term investments offset by the sale and maturities of $48.6 million of short-term investments and the purchase of $0.7 million of furniture and equipment. Working capital increased to $32.0 million at December 31, 1999 from $0.5 million at December 31, 1998, primarily due to increases in short-term investments balances and the decrease in accounts payable to Baxter.

     Cerus believes that its available cash balances, together with cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. These near-term capital requirements are dependent on various factors, including the development progress of Cerus' pathogen inactivation systems and other programs; payments by Baxter and the Consortium; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors and on Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of Cerus' pathogen inactivation systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. Capital may not be available on favorable terms, or at all. There can be no assurance that Cerus will be able to meet its capital requirements for this or any other period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at December 31, 1999 and 1998 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $40.4 million at December 31, 1999, approximately 9% have original maturity dates of less than 90 days, 55% have original maturities of 90 days to one year and the remaining balance have maturities of two years or less. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Company's financial statements, together with related notes and report of Ernst & Young LLP, independent auditors, are listed in Item 14(a) and included herein beginning on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and officers, and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the captions "Election of Directors," "Management" and "Compliance with the Reporting Requirements of
Section 16(a)" in the Company's proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 11, 2000 (the "2000 Proxy Statement") and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information set forth under the option "Certain Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this report on Form
10-K:

(a) Financial Statements.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   42
Balance Sheets as of December 31, 1999 and 1998.............   43
Statements of Operations for the three years ended December
  31, 1999..................................................   44
Statements of Stockholders' Equity (Deficit) for the three
  years ended December 31, 1999.............................   45
Statements of Cash Flows for the three years ended December
  31, 1999..................................................   46
Notes to Financial Statements...............................   47

     Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b) The Company filed a report on Form 8-K, dated November 3, 1999, reporting adoption of a Stockholder Rights Plan.

(c) Exhibits

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 3.1.1(4)     Restated Certificate of Incorporation of Cerus Corporation,
              as amended to date.
 3.2(1)       Bylaws of Cerus.
10.1(1)       Form of Indemnity Agreement entered into between Cerus and each of its directors and executive officers.
10.2(1)       1996 Equity Incentive Plan.
10.3(1)       Form of Incentive Stock Option Agreement under the 1996
              Equity Incentive Plan.
10.4(1)       Form of Nonstatutory Stock Option Agreement under the 1996
              Equity Incentive Plan.
10.5(1)       1996 Employee Stock Purchase Plan Offering.
10.14(1)      Series E Preferred Stock Purchase Agreement, dated April 1,
              1996, between Cerus and Baxter Healthcare Corporation.
10.15(1)      Common Stock Purchase Agreement, dated September 3, 1996
              between Cerus and Baxter Healthcare Corporation.
10.16(1)      Amended and Restated Investors' Rights Agreement, dated
              April 1, 1996, among Cerus and certain investors.
10.17+(1)     Development, Manufacturing and Marketing Agreement, dated
              December 10, 1993 between Cerus and Baxter Healthcare
              Corporation.
10.21(1)      Industrial Real Estate Lease, dated October 1, 1992, between
              Cerus and Shamrock Development Company, as amended on May
              16, 1994 and December 21, 1995.
10.22(1)      Real Property Lease, dated August 8, 1996, between the
              Registrant and S.P. Cuff.
10.23(1)      Lease, dated February 1, 1996, between Cerus and Holmgren
              Partners.
10.24(1)      First Amendment to Common Stock Purchase Agreement, dated
              December 9, 1996, between Cerus and Baxter Healthcare
              Corporation.
10.25+(1)     Amendment, dated as of January 3, 1997, to the Agreement
              filed as Exhibit 10.17.
10.26(1)      Memorandum of Agreement, dated as of January 3, 1997,
              between Cerus and Baxter Healthcare Corporation.
10.27+        License Agreement, dated as of November 30, 1992, by and
              among the Company, Miles Inc. and Diamond Scientific
              Corporation.
10.28+(2)     Amendment to Development, Manufacturing and Marketing
              Agreement, dated as of March 6, 1998, by and between Cerus and Baxter Healthcare Corporation.

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT
 -------                         ----------------------
10.29(3)      Series A Preferred Stock Purchase Agreement, dated as of
              June 30, 1998, by and between Cerus and Baxter Healthcare
              Corporation.
10.30(3)      Series B Preferred Stock Purchase Agreement, dated as of
              June 30, 1998, by and between Cerus and Baxter Healthcare
              Corporation.
10.31(3)      Memorandum of Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.32(3)      Second Amendment to Development, Manufacturing and Marketing
              Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.33+(3)     Development, Manufacturing and Marketing Agreement, dated
              April 1, 1996, by and between Cerus and Baxter Healthcare
              Corporation, as amended and restated June 30, 1998.
10.34(4)      Stockholder Rights Plan, dated November 3, 1999.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
27.1          Financial Data Schedule.

---------------
 + Certain portions of this exhibit are subject to a confidential treatment order.

(1) Incorporated by reference to Cerus' Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2) Incorporated by reference to Cerus' Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(3) Incorporated by reference to Cerus' Current Report on Form 8-K, dated June 30, 1998.

(4) Incorporated by reference to Cerus' Current Report on Form 8-K, dated November 3, 1999.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cerus Corporation

     We have audited the accompanying balance sheets of Cerus Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerus Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 27, 2000, except for Note 9, as to which the date is February 16, 2000

                               CERUS CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  3,537,134    $  6,161,088
  Short-term investments....................................    36,881,664      13,640,945
  Other current assets......................................       238,436         312,398
                                                              ------------    ------------
     Total current assets...................................    40,657,234      20,114,431
Furniture and equipment at cost:
  Laboratory and office equipment...........................     2,229,818       1,458,084
  Leasehold improvements....................................     1,668,351       1,597,520
                                                              ------------    ------------
                                                                 3,898,169       3,055,604
  Less accumulated depreciation and amortization............     2,899,121       2,330,876
                                                              ------------    ------------
Net furniture and equipment.................................       999,048         724,728
Other assets................................................       123,968          94,536
                                                              ------------    ------------
          Total assets......................................  $ 41,780,250    $ 20,933,695
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable to a related party.......................  $    531,474    $ 12,718,801
  Accounts payable..........................................     1,479,905       1,335,776
  Accrued compensation and related expenses.................     1,130,829         982,458
  Accrued contract research expenses........................     3,157,359       2,571,000
  Accrued cash dividend on preferred stock, payable to a
     related party..........................................       462,414              --
  Other accrued expenses....................................     1,913,032       1,939,016
  Current portion of capital lease obligations..............        31,138          30,792
                                                              ------------    ------------
     Total current liabilities..............................     8,706,151      19,577,843
Capital lease obligations, less current portion.............       115,022          12,211
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value;
  5,000,000 shares authorized: issuable in series; 5,000
  shares issued and outstanding at December 31, 1999 and
  1998; aggregate liquidation preference of $5,000,000 at
  December 31, 1999 and 1998................................     5,000,000       5,000,000
Stockholders' equity (deficit):
  Preferred stock: issuable in series; 3,327 shares issued
     and outstanding at December 31, 1999 and none at
     December 31, 1998; aggregate liquidation preference of
     $9,495,996 at December 31, 1999........................     9,495,996              --
  Common stock, $.001 par value; 50,000,000 shares
     authorized:
     11,744,092 and 9,416,843 shares issued and outstanding
       at December 31, 1999 and 1998, respectively..........        11,744           9,417
  Additional paid-in capital................................   105,976,758      60,813,174
  Deferred compensation.....................................        (7,089)        (50,853)
  Accumulated deficit.......................................   (87,518,332)    (64,428,097)
                                                              ------------    ------------
     Total stockholders' equity (deficit)...................    27,959,077      (3,656,359)
                                                              ------------    ------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 41,780,250    $ 20,933,695
                                                              ============    ============

                            See accompanying notes.

                               CERUS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenue:
  Licenses, milestones and development funding
     from related parties........................  $  1,692,787    $  2,127,413    $  6,190,781
  Government grants..............................       715,546         775,886         660,066
                                                   ------------    ------------    ------------
          Total revenue..........................     2,408,333       2,903,299       6,850,847
Operating expenses:
  Research and development.......................    22,513,960      29,783,285      19,569,469
  General and administrative.....................     4,837,490       3,840,816       3,163,012
                                                   ------------    ------------    ------------
          Total operating expenses...............    27,351,450      33,624,101      22,732,481
                                                   ------------    ------------    ------------
Loss from operations.............................   (24,943,117)    (30,720,802)    (15,881,634)
Interest income (expense):
  Interest income................................     2,336,623       1,171,903       1,232,322
  Interest expense...............................       (21,327)         (9,153)        (14,901)
                                                   ------------    ------------    ------------
Net interest income..............................     2,315,296       1,162,750       1,217,421
                                                   ------------    ------------    ------------
Net loss.........................................  $(22,627,821)   $(29,558,052)   $(14,664,213)
                                                   ============    ============    ============
Net loss per share -- basic and diluted..........  $      (2.04)   $      (3.17)   $      (1.76)
                                                   ============    ============    ============
Shares used in computing net loss per share --
  basic and diluted..............................    11,102,226       9,325,269       8,351,872
                                                   ============    ============    ============

                            See accompanying notes.

                               CERUS CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                               NOTES
                                 PREFERRED STOCK           COMMON STOCK        ADDITIONAL                    RECEIVABLE
                             -----------------------   --------------------     PAID-IN        DEFERRED         FROM
                               SHARES       AMOUNT       SHARES     AMOUNT      CAPITAL      COMPENSATION   STOCKHOLDERS
                             ----------   ----------   ----------   -------   ------------   ------------   ------------
Balances at December 31,
  1996......................  3,001,630   $    3,002    1,928,807   $ 1,929   $ 25,425,529    $(310,387)      $(75,206)
Public offering of common
  stock, net of expenses of
  $2,945,259................         --           --    2,000,000     2,000     21,052,741           --             --
Issuance of common stock....         --           --      714,080       714     10,542,502           --             --
Conversion of preferred
  stock..................... (3,001,630)      (3,002)   4,412,243     4,412         (3,118)          --             --
Issuance of common stock
  under stock option and
  employee stock purchase
  plans and warrant
  exercises.................         --           --      129,664       130        459,754           --             --
Common shares reacquired....         --           --       (1,165)       (1)          (633)          --             --
Payment on notes
  receivable................         --           --           --        --             --           --         75,206
Amortization of deferred
  compensation..............         --           --           --        --             --      169,450             --
Net loss....................         --           --           --        --             --           --             --
                             ----------   ----------   ----------   -------   ------------    ---------       --------
Balances at December 31,
  1997......................         --           --    9,183,629     9,184     57,476,775     (140,937)            --
Issuance of common stock....         --           --      159,595       159      2,975,470           --             --
Issuance of common stock
  under stock option and
  employee stock purchase
  plans and warrant
  exercises.................         --           --       77,984        78        364,767           --             --
Common shares reacquired....         --           --       (4,365)       (4)        (3,838)          --             --
Amortization of deferred
  compensation..............         --           --           --        --             --       90,084             --
Net loss....................         --           --           --        --             --           --             --
                             ----------   ----------   ----------   -------   ------------    ---------       --------
Balances at December 31,
  1998......................         --           --    9,416,843     9,417     60,813,174      (50,853)            --
Issuance of common stock....         --           --       62,912        62      1,999,911           --             --
Public offering of common
  stock, net of expenses of
  $3,523,556................         --           --    2,200,000     2,200     42,674,244           --             --
Issuance of Series B
  preferred stock...........      3,327    9,495,996           --        --             --           --             --
Issuance of common stock
  under stock option and
  employee stock purchase
  plans and warrant
  exercises.................         --           --       78,770        79        499,724           --             --
Common shares reacquired....         --           --      (14,433)      (14)       (10,295)          --             --
Accretion of cash dividend
  on preferred stock........         --           --           --        --             --           --             --
Amortization of deferred
  compensation..............         --           --           --        --             --       43,764             --
Net loss....................         --           --           --        --             --           --             --
                             ----------   ----------   ----------   -------   ------------    ---------       --------
Balances at December 31,
  1999......................      3,327   $9,495,996   11,744,092   $11,744   $105,976,758    $  (7,089)      $     --
                             ==========   ==========   ==========   =======   ============    =========       ========


                                                  TOTAL
                              ACCUMULATED     STOCKHOLDERS'
                                DEFICIT      EQUITY (DEFICIT)
                              ------------   ----------------
Balances at December 31,
  1996......................  $(20,205,832)    $  4,839,035
Public offering of common
  stock, net of expenses of
  $2,945,259................            --       21,054,741
Issuance of common stock....            --       10,543,216
Conversion of preferred
  stock.....................            --           (1,708)
Issuance of common stock
  under stock option and
  employee stock purchase
  plans and warrant
  exercises.................            --          459,884
Common shares reacquired....            --             (634)
Payment on notes
  receivable................            --           75,206
Amortization of deferred
  compensation..............            --          169,450
Net loss....................   (14,664,213)     (14,664,213)
                              ------------     ------------
Balances at December 31,
  1997......................   (34,870,045)      22,474,977
Issuance of common stock....            --        2,975,629
Issuance of common stock
  under stock option and
  employee stock purchase
  plans and warrant
  exercises.................            --          364,845
Common shares reacquired....            --           (3,842)
Amortization of deferred
  compensation..............            --           90,084
Net loss....................   (29,558,052)     (29,558,052)
                              ------------     ------------
Balances at December 31,
  1998......................   (64,428,097)      (3,656,359)
Issuance of common stock....            --        1,999,973
Public offering of common
  stock, net of expenses of
  $3,523,556................            --       42,676,444
Issuance of Series B
  preferred stock...........            --        9,495,996
Issuance of common stock
  under stock option and
  employee stock purchase
  plans and warrant
  exercises.................            --          499,803
Common shares reacquired....            --          (10,309)
Accretion of cash dividend
  on preferred stock........      (462,414)        (462,414)
Amortization of deferred
  compensation..............            --           43,764
Net loss....................   (22,627,821)     (22,627,821)
                              ------------     ------------
Balances at December 31,
  1999......................  $(87,518,332)    $ 27,959,077
                              ============     ============

                            See accompanying notes.

                               CERUS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss.............................................  $(22,627,821)  $(29,558,052)  $(14,664,213)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................       568,245        611,892        562,066
  Amortization of deferred compensation..............        43,764         90,084        169,450
  Accrued cash dividend on preferred stock, payable
     to a related party..............................      (462,414)            --             --
  Changes in operating assets and liabilities:
       Accounts receivable from a related party......            --      4,376,141     (4,050,626)
       Other current assets..........................        73,962        (97,711)        (8,672)
       Other assets..................................       (29,432)        17,189         12,938
       Accounts payable to a related party...........   (12,187,327)    12,718,801             --
       Accounts payable..............................       144,129         36,908        907,601
       Accrued compensation and related expenses.....       148,371         50,467        300,611
       Accrued contract research expenses............       586,359      1,675,000         41,700
       Accrued cash dividend on preferred stock,
          payable to a related party.................       462,414             --             --
       Other accrued expenses........................       (25,984)       338,514      1,085,654
       Deferred revenue..............................            --             --       (981,523)
                                                       ------------   ------------   ------------
Net cash used in operating activities................   (33,305,734)    (9,740,767)   (16,625,014)
INVESTING ACTIVITIES
Purchases of furniture and equipment.................      (700,806)      (304,791)      (378,645)
Purchases of short-term investments..................   (71,864,541)   (29,261,767)   (31,977,178)
Sale of short-term investments.......................     4,114,471             --      1,000,000
Maturities of short-term investments.................    44,509,351     25,598,000     21,000,000
                                                       ------------   ------------   ------------
Net cash used in investing activities................   (23,941,525)    (3,968,558)   (10,355,823)
FINANCING ACTIVITIES
Net proceeds from sale of preferred stock............     9,495,996      5,000,000             --
Net proceeds from issuance of common stock...........    45,176,220      3,340,474     32,613,983
Payment of fractional shares on preferred stock
  conversion.........................................            --             --         (1,708)
Repurchase of common stock...........................       (10,309)        (3,842)          (634)
Payments on notes receivable from shareholders.......            --             --         75,206
Payments on capital lease obligations................       (38,602)       (69,815)      (104,464)
                                                       ------------   ------------   ------------
Net cash provided by financing activities............    54,623,305      8,266,817     32,582,383
                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................    (2,623,954)    (5,442,508)     5,601,546
Cash and cash equivalents, beginning of period.......     6,161,088     11,603,596      6,002,050
                                                       ------------   ------------   ------------
Cash and cash equivalents, end of period.............  $  3,537,134   $  6,161,088   $ 11,603,596
                                                       ------------   ------------   ------------
Supplemental disclosures:
  Interest paid......................................  $     21,327   $      9,153   $     14,901
                                                       ------------   ------------   ------------
Supplemental schedule of noncash investing and
  financing activities:
  Capital lease obligations incurred.................  $    141,759   $         --   $     31,025
                                                       ------------   ------------   ------------
  Conversion of preferred stock to common stock......  $         --   $         --   $ 24,534,998
                                                       ------------   ------------   ------------

                            See accompanying notes.

                               CERUS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Cerus Corporation (the "Company") (formerly Steritech, Inc.), incorporated on September 19, 1991, is developing systems designed to improve the safety of transfusion blood products through inactivation of viruses, bacteria and other pathogens. In addition to systems to treat platelets, fresh frozen plasma ("FFP") and red blood cells intended for transfusion, the Company is developing a system to treat plasma derivative products. The Company's platform technologies, which prevent viral, bacterial and other cellular replication, have potential applications in the health care field beyond pathogen inactivation in blood components. The Company has collaboration agreements with Baxter Healthcare Corporation ("Baxter") and the Consortium for Plasma Science ("the Consortium") (see Note 2). The Company has not received any revenue from product sales, and all revenue recognized by the Company to date has resulted from the Company's agreements with Baxter and the Consortium and federal research grants. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on its pathogen inactivation systems that, together with anticipated general and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

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

REVENUE AND RESEARCH AND DEVELOPMENT EXPENSES

     Development funding is in the form of payments made (i) by Baxter to the Company to reimburse the Company for development spending in excess of the levels determined by Baxter and the Company and (ii) by Baxter and the Consortium to reimburse the Company for certain fee-for-service development activities. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to milestones specified under development contracts is recognized as the milestones are achieved. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. Research and development costs are expensed as incurred.

     Revenue recognized under agreements with Baxter and the Consortium for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                                1999         1998         1997
                                                             ----------   ----------   ----------
Licenses...................................................  $       --   $       --   $  981,523
Milestones.................................................          --           --      750,000
Development funding........................................   1,692,787    2,127,413    4,459,258
                                                             ----------   ----------   ----------
          Total licenses, milestones and development
            funding........................................  $1,692,787   $2,127,413   $6,190,781
                                                             ==========   ==========   ==========

     The Company receives certain United States government grants which support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs

                               CERUS CORPORATION
incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with original maturities of less than three months to be cash and cash equivalents. Cash equivalents consist principally of short-term money market instruments and commercial paper.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The available-for-sale securities recorded at amounts which approximate fair value at December 31, 1999 and 1998 totaled $40,418,398 and $19,801,633, respectively.

     Unrealized gains and losses at December 31, 1999 and 1998 and realized gains and losses for the years then ended were not material. Accordingly, the Company has not made a provision for such amounts in its balance sheets. The cost of securities sold is based on the specific identification method. Substantially all of the Company's cash, cash equivalents and short-term investments are maintained by three major financial institutions.

FURNITURE AND EQUIPMENT

     Furniture and equipment is stated at cost less accumulated depreciation and amortization. Depreciation on furniture and equipment is calculated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

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

NET LOSS PER SHARE -- BASIC AND DILUTED

     The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Under FAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, such as options, warrants, convertible debt and convertible preferred stock. Common stock equivalent shares from redeemable convertible preferred stock and from stock options and warrants are not included as the effect is anti-dilutive.

                               CERUS CORPORATION

COMPREHENSIVE INCOME (LOSS)

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires that all items that are required to be recognized under accounting standards as comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have material components of other comprehensive income. Therefore, comprehensive loss is equal to net loss reported for all periods presented.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment under this statement, which is the development of biomedical systems to treat blood products, and the required disclosures are reflected in the financial statements.

 2. LICENSING AGREEMENTS

AGREEMENTS WITH BAXTER, A RELATED PARTY OF THE COMPANY

     The Company has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for the Company to receive 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The Platelet Agreement also provides for Baxter to make a $5 million cash milestone payment to the Company upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the platelet system development program.

     The Company also has a development and commercialization agreement with Baxter for the joint development of systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion (the "RBC/FFP Agreement"). The RBC/FFP Agreement provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of red blood cell inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation is retained by Baxter for marketing and administrative expenses. Under the RBC/FFP Agreement, the Company and Baxter equally funded the FFP program development through December 31, 1997 after which time Baxter's funding commitment for the FFP development program was limited to $1.2 million. The RBC/FFP Agreement also provides for the Company to receive 75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables after each party is reimbursed for its cost of goods and a specified percentage allocation not to exceed 14% of revenue is retained by Baxter for marketing and administrative expenses. Baxter will be responsible for manufacturing and marketing the FFP product, and will retain its exclusive, worldwide distribution license.

     As of December 31, 1999, the Company has received $37.0 million in equity investments from Baxter and has recognized approximately $22.2 million in revenue, since inception. Development funding is in the form of balancing payments made between Baxter and the Company to adjust the relative spending of the companies to the levels agreed to by Baxter and the Company and to reimburse each party for fee-for-service development activities.

                               CERUS CORPORATION

     As of December 31, 1999, Baxter owned 1,680,337 shares of the common stock of the Company, representing approximately 14.3% of the outstanding common stock. Baxter has agreed that it will not at any time, nor will it permit any of its affiliates, to acquire, other than by conversion of preferred stock, any capital stock of the Company if, after such acquisition, Baxter and its affiliates would own 20.1% or more of the outstanding voting power of the Company. Such restrictions on stock purchases will not apply in the event a third party makes a tender offer for a majority of the outstanding voting securities of the Company or if the Board of Directors of the Company determines to liquidate or sell to a third party substantially all of the assets or a majority of the voting securities of the Company or to approve a merger or consolidation in which the Company's stockholders will not own a majority of the voting securities of the surviving entity.

AGREEMENT WITH THE CONSORTIUM FOR PLASMA SCIENCE

     In December 1998, the Company and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies, one of which is Baxter, a related party of the Company. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of plasma derivative products. Under the agreement, the Consortium is funding development of the Company's proprietary technology for use with source plasma, subject to an annual review process. The Company will pay the Consortium a royalty based on a percentage of product sales, if any, subject to the Consortium meeting certain funding requirements. The initial term of the agreement expires on June 30, 2000. There is no guarantee that the agreement will be renewed.

 3. INVESTMENTS

     Available-for-sale securities are recorded at amounts which approximate fair market value. Realized and unrealized gains and losses at December 31, 1999 and 1998 were not material. Investments classified as available-for-sale were as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Money market mutual funds.................................  $ 1,045,320    $   344,265
United States and state government obligations............    9,615,817      3,001,128
Commercial paper..........................................   29,757,261     16,456,240
                                                            -----------    -----------
Total investments.........................................   40,418,398     19,801,633
Less: amounts classified as cash equivalents..............   (3,536,734)    (6,160,688)
                                                            -----------    -----------
Short-term investments....................................  $36,881,664    $13,640,945
                                                            ===========    ===========

 4. COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year which require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments.

     Capital lease obligations represent the present value of future rental payments under capital lease agreements for laboratory and office equipment. The original cost and accumulated amortization on the equipment under capital leases is $586,753 and $441,698, respectively, at December 31, 1999 and $444,994 and $373,071, respectively, at December 31, 1998.

                               CERUS CORPORATION

     Future minimum payments under capital and operating leases are as follows:

                                                              CAPITAL     OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES       LEASES
                  ------------------------                    --------    ----------
2000........................................................  $ 47,916    $  531,927
2001........................................................    45,120       682,941
2002........................................................    39,528       682,941
2003........................................................    39,528       682,941
2004........................................................    19,763       412,031
Thereafter..................................................        --         7,115
                                                              --------    ----------
Total minimum lease payments................................   191,855    $2,999,896
                                                                          ==========
Amount representing interest................................    45,695
                                                              --------
Present value of net minimum lease payments.................   146,160
Current portion.............................................    31,138
                                                              --------
Long-term portion...........................................  $115,022
                                                              ========

     Rent expense for office facilities and certain equipment was $520,994, $641,564 and $677,501 for the years ended December 31, 1999, 1998 and 1997, respectively.

PATENT LICENSES

     The Company is a licensee under a license agreement with an unaffiliated company with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. Whether the Company's psoralen-based pathogen inactivation systems practice either of the photochemical decontamination patents depends on an interpretation of the scope of the patent claims. If such systems practice such patents, the license would provide for the Company to make certain milestone payments which may be credited against any royalties payable by the Company. The license requires a royalty payable by the Company on revenues from such systems and certain annual minimum royalty payments per year until termination of the license. The manner in which any such milestone payments and royalties would be shared by Baxter, if at all, has not been determined. The Company does not believe that any amounts that might be payable by it under the agreement to date would be material.

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

                               CERUS CORPORATION

SERIES B PREFERRED STOCK

     In March 1999, Baxter purchased 3,327 shares of Series B preferred stock for an aggregate purchase price of $9.5 million. From April 1999 until March 2000, a premium equal to 7.0% per annum on the purchase price is being accrued. The premium is payable in cash to Baxter in March 2000. At December 31, 1999, $462,414 has been accrued under this arrangement. At any time after one year from issuance, the holder may convert each share of Series B preferred stock into 100 common shares. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate purchase price of the shares redeemed.

 6. STOCKHOLDERS' EQUITY

COMMON STOCK

     In January 1997, the Company completed an initial public offering of 2,000,000 shares of common stock at $12.00 per share. The Company received net proceeds of $21.1 million, after deducting offering expenses. Simultaneously, the Company sold an additional 496,878 shares of its common stock to Baxter for an aggregate purchase price of approximately $5.5 million. Additionally, at the time of the initial public offering, 33,315 warrants to purchase 47,605 shares of common stock were exercised for an aggregate price paid to the Company of $183,000 and Series A, B, C, D and E preferred stock converted into 4,412,243 shares of common stock.

     In April 1999, the Company completed a public offering of 2,200,000 newly issued shares of its common stock at $21.00 per share. The Company received net proceeds of $42.7 million, after deducting offering expenses. Also in April 1999, the Company sold 62,912 shares of common stock to Baxter pursuant to the achievement of a milestone under the RBC/FFP Agreement. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million.

     In November 1999, the Company's Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," that is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company's common stock, or the common stock of an acquiror, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company's common stock without the approval of the Board of Directors under certain circumstances. Baxter will be exempt from the rights plan, unless it acquires beneficial ownership of 20.1% or more of the Company's common stock, excluding shares of the Company's common stock issuable upon conversion of Series A or Series B preferred stock currently held by Baxter. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan.

STOCK OPTION PLANS

     The Company has reserved 1,470,000 shares of common stock for issuance under its 1996 Equity Incentive plan (the "1996 Plan"). The 1996 Plan provides for grants of Incentive Stock Options ("ISOs") to employees and Nonstatutory Stock Options ("NSOs"), restricted stock purchase awards, stock appreciation rights and stock bonuses to employees, directors and consultants of the Company. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. The option term is ten years. Vesting, as determined by the Board of Directors, generally occurs ratably over four years. In the event option holders cease to be employed by the Company, except in the event of death or disability or as otherwise provided in the option grant, all unvested options are forfeited and all vested options must be exercised within a three-month period, otherwise the options are forfeited.

                               CERUS CORPORATION

     The Company has reserved 120,000 shares of common stock for issuance under its 1998 Non-Officer Stock Option Plan. Under the terms of this plan, options may be granted to employees or consultants at an exercise price of at least 85% of the fair market value per share at the date of grant. The option term is ten years.

     In April 1999, the Company adopted the 1999 Equity Incentive plan (the "1999 Plan") (approved by the stockholders in July 1999), and reserved an additional 580,000 shares of common stock for issuance thereunder. The 1999 Plan provides for grants of ISOs to employees and NSOs, stock bonuses and restricted stock purchase awards to employees, directors and consultants of the Company. The option term is ten years.

     Options granted are immediately exercisable, and unvested (but issued) shares are subject to repurchase by the Company if the holder is no longer employed by the Company. As of December 31, 1999, 1,643 outstanding shares were subject to this repurchase provision.

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

     Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31:

                                                                                     EMPLOYEE STOCK
                                                     STOCK OPTION PLANS              PURCHASE PLAN
                                                 --------------------------    --------------------------
                                                  1999      1998      1997      1999      1998      1997
                                                 ------    ------    ------    ------    ------    ------
Expected dividend yield........................       0%        0%        0%        0%        0%        0%
Expected volatility                              .6500..    .6267     .7424     .6500     .6267     .7424
Risk-free interest rate........................    6.55%     5.75%     6.13%     5.76%     5.75%     6.13%
Expected life of the option (years)............       5         5         5       0.5       0.5       0.5

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

                               CERUS CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the awards' vesting period. The effects of applying FAS 123 on pro forma net loss are not likely to be representative of the effects on reported net loss/income for future years. The Company's reported and pro forma information for the years ended December 31 follows:

                                               1999            1998            1997
                                           ------------    ------------    ------------
Net loss, as reported....................  $(22,627,821)   $(29,558,052)   $(14,664,213)
Net loss, pro forma......................   (25,103,291)    (30,271,930)    (14,966,213)
Net loss per share -- basic and diluted,
  as reported............................         (2.04)          (3.17)          (1.76)
Net loss per share -- basic and diluted,
  pro forma..............................         (2.25)          (3.25)          (1.79)

     Activity under the stock option plans is set forth below:

                                                            NUMBER OF     WEIGHTED AVERAGE
                                                             OPTIONS       EXERCISE PRICE
                                                           OUTSTANDING       PER SHARE
                                                           -----------    ----------------
Balances at December 31, 1996............................     407,383         $ 2.523
  Granted................................................      51,300          14.925
  Cancelled..............................................     (10,184)          3.240
  Exercised..............................................     (61,229)          1.045
                                                            ---------         -------
Balances at December 31, 1997............................     387,270         $ 4.380
  Granted................................................     558,742          14.788
  Cancelled..............................................      (8,794)          4.310
  Exercised..............................................     (18,784)          1.026
                                                            ---------         -------
Balances at December 31, 1998............................     918,434         $10.778
  Granted................................................     381,450          22.256
  Cancelled..............................................    (190,075)         12.978
  Exercised..............................................     (43,033)          4.943
                                                            ---------         -------
Balances at December 31, 1999............................   1,066,776         $14.725
                                                            =========         =======

     The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $11.039, $7.212, and $8.107 per share, respectively. Options to purchase 484,590 shares of common stock were available for future grant.

                                                    OPTIONS OUTSTANDING
                                          ----------------------------------------
                                                       WEIGHTED                            OPTIONS VESTED
                                                        AVERAGE                      --------------------------
                                                       REMAINING       WEIGHTED                     WEIGHTED
                                           NUMBER     CONTRACTUAL      AVERAGE        NUMBER        AVERAGE
        RANGE OF EXERCISE PRICES          OF SHARES      LIFE       EXERCISE PRICE   OF SHARES   EXERCISE PRICE
        ------------------------          ---------   -----------   --------------   ---------   --------------
$ 0.262 -  2.721........................    246,236       6.26         $ 2.589        223,278       $ 2.576
$ 4.082 - 15.000........................     82,145       7.67         $12.096         53,045       $11.514
$15.500 - 22.250........................    576,665       9.08         $17.033        133,771       $16.453
$22.750 - 29.250........................    161,730       9.48         $26.305         17,116       $25.441
                                          ---------       ----         -------        -------       -------
                                          1,066,776       8.38         $14.725        427,210       $ 8,947
                                          =========       ====         =======        =======       =======

                               CERUS CORPORATION

EMPLOYEE STOCK PURCHASE PLAN

     The Company has reserved 220,500 shares of common stock for issuance under its Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Employees purchased 18,784, 32,189 and 20,830 shares under the Purchase Plan during the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, 148,697 shares were available for issuance. The weighted average fair value of the rights granted during the years ended December 31, 1999, 1998 and 1997 using the Black-Scholes model was $4.330, $2.834 and $2.240, respectively.

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

 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Net operating loss carryforward.........................  $ 26,600,000    $ 17,800,000
Research and development credit carryforward............     4,800,000       2,600,000
Certain expenses not currently deductible for tax
  purposes..............................................     4,500,000       4,500,000
Accrued liabilities.....................................     2,000,000       1,500,000
Capitalized research and development....................       600,000         800,000
Other...................................................       600,000         700,000
                                                          ------------    ------------
Gross deferred tax assets...............................    39,100,000      27,900,000
Valuation allowance.....................................   (39,100,000)    (27,900,000)
                                                          ------------    ------------
Net deferred tax assets.................................  $         --    $         --
                                                          ============    ============

     The valuation allowance increased by $11,200,000 and $12,700,000 for the years ended December 31, 1999 and 1998, respectively. The increase is primarily attributable to the increase in the net operating loss and tax credit carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the need for regulatory approval of the Company's products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The valuation allowance at December 31, 1999 includes $700,000 related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase in stockholders' equity rather than as a reduction in the income tax provision.

     Although management's operating plans assume, beyond the near-term, taxable and operating income in future periods, management evaluation of all available information in assessing the realizability of the deferred

                               CERUS CORPORATION
tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," indicates that such plans were subject to considerable uncertainty. Therefore, the valuation allowance was increased to fully reserve the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $67,800,000 for federal and $59,000,000 for state income tax purposes. The Company also had research and development tax credit carryforwards of approximately $3,500,000 for federal income tax purposes and approximately $2,000,000 for state income tax purposes at December 31, 1999. The federal net operating loss and tax credit carryforwards expire between the years 2007 and 2019. The state net operating loss carryforwards expire between the years 2001 and 2004.

     Utilization of the Company's net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 8. RETIREMENT PLAN

     The Company maintains a defined contribution savings plan (the "401(k) Plan") that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers all employees of the Company. Under the terms of the 401(k) Plan, employees may contribute varying amounts of their annual compensation. The Company may contribute a discretionary percentage of qualified individual employee's salaries, as defined, to the 401(k) Plan. The Company did not contribute to the 401(k) Plan in the years ended December 31, 1999, 1998 and 1997.

 9. SUBSEQUENT EVENT

     In February 2000, the Company completed a private placement of 1,000,000 shares of common stock to accredited investors, including Baxter, which purchased 390,000 shares. The purchase price was $25.00 per share, and the Company received net proceeds of approximately $23.5 million, after deducting estimated offering expenses.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 29th day of March, 2000.

                                          CERUS CORPORATION

                                          By:     /s/ STEPHEN T. ISAACS
                                            ------------------------------------
                                                     Stephen T. Isaacs
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ STEPHEN T. ISAACS                    President, Chief Executive     March 29, 2000
-----------------------------------------------------  Officer and Director (Principal
                  Stephen T. Isaacs                          Executive Officer)

               /s/ GREGORY W. SCHAFER                    Chief Financial Officer and    March 29, 2000
-----------------------------------------------------      Vice President, Finance
                 Gregory W. Schafer                       (Principal Financial and
                                                             Accounting Officer)

                  /s/ B. J. CASSIN                          Chairman of the Board       March 29, 2000
-----------------------------------------------------
                    B. J. Cassin

                 /s/ JOHN E. HEARST                               Director              March 29, 2000
-----------------------------------------------------
                   John E. Hearst

             /s/ C. RAYMOND LARKIN, JR.                           Director              March 29, 2000
-----------------------------------------------------
               C. Raymond Larkin, Jr.

                /s/ PETER H. MCNERNEY                             Director              March 29, 2000
-----------------------------------------------------
                  Peter H. McNerney

                  /s/ DALE A. SMITH                               Director              March 29, 2000
-----------------------------------------------------
                    Dale A. Smith

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
23.1         Consent of Ernst & Young LLP, Independent Auditors.
27.1         Financial Data Schedule.