Form 10-Q
period 2000-03-31
CERUS CORP
filed 2000-05-10
CIK 1020214

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

        As of April 30, 2000 there were 12,802,957 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Condensed Balance Sheets -
                  March 31, 2000 and December 31, 1999                                3

               Condensed Statements of Operations -
                  Three months ended March 31, 2000 and 1999                          4

               Condensed Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                          5

               Notes to Condensed Financial Statements                                6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                          8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                13

PART II        OTHER INFORMATION

Item 1.    Legal Proceedings                                                         13

Item 2.    Changes in Securities and Use of Proceeds                                 13

Item 3.    Defaults upon Senior Securities                                           13

Item 4.    Submission of Matters to a Vote of Security Holders                       13

Item 5.    Other Information                                                         13

Item 6.    Exhibits and Reports on Form 8-K                                          14


SIGNATURES                                                                           15

PART I:    FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in thousands)

                                                             March 31,         December 31,
                                                               2000                1999
                                                            -----------         ----------
Assets
Current assets:
    Cash and cash equivalents                               $    38,335         $    3,537
    Short-term investments                                       18,913             36,882
    Accounts receivable from a related party                        292                  -
    Other current assets                                            231                238
                                                            -----------         ----------

Total current assets                                             57,771             40,657

Furniture and equipment, net of depreciation                      1,023                999
Other assets                                                        124                124
                                                            -----------         ----------

Total assets                                                $    58,918         $   41,780
                                                            ===========         ==========


Liabilities and stockholders' equity Current liabilities:
    Accounts payable to a related party                     $       944         $      531
    Accounts payable                                              1,507              1,480
    Accrued expenses                                              6,535              6,664
    Current portion of capital lease obligations                     32                 31
                                                            -----------         ----------

Total current liabilities                                         9,018              8,706

Capital lease obligations, less current portion                     106                115
Redeemable convertible preferred stock                            5,000              5,000


Total stockholders' equity                                       44,794             27,959
                                                            -----------         ----------

Total liabilities and stockholders' equity                  $    58,918         $   41,780
                                                            ===========         ==========


                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                               -------------------------------
                                                                  2000                 1999
                                                               ---------             ---------
Revenue:
     Development funding from related parties                  $     575             $     552
     Government grants                                                52                   192
                                                               ---------             ---------

Total revenue                                                        627                   744

Operating expenses:
     Research and development                                      7,071                 4,462
     General and administrative                                    1,739                 1,023
                                                               ---------             ---------

Total operating expenses                                           8,810                 5,485
                                                               ---------             ---------

Loss from operations                                              (8,183)               (4,741)

Interest income, net                                                 665                   255
                                                               ---------             ---------

Net loss                                                       $  (7,518)            $  (4,486)
                                                               =========             =========


Net loss per share - basic and diluted                         $   (0.61)            $   (0.48)
                                                               =========             =========

Shares used in computing net loss per share
     - basic and diluted                                          12,282                 9,421
                                                               =========             =========



                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                               -------------------------------
                                                                  2000                  1999
                                                               ---------             ---------
Operating activities:
Net loss                                                       $  (7,518)            $  (4,486)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                   141                   171
     Amortization of deferred compensation                             7                    17
     Accrued cash dividend on preferred stock, payable to a
         related party                                              (166)                    -
Changes in operating assets and liabilities:
         Accounts receivable from related a party                   (292)                    -
         Other current assets                                          7                   (53)
         Other assets                                                  -                     3
         Accounts payable to a related party                         413                   120
         Accounts payable and accrued expenses                      (268)                  (41)
         Accrued cash dividend on preferred stock, payable to
              a related party                                        166                     -
         Deferred revenue                                              -                   396
                                                               ---------             ---------

Net cash used in operating activities                             (7,510)               (3,873)

Investing activities:
Purchases of furniture, equipment and leasehold improvements        (165)                 (143)
Purchases of short-term investments                                    -               (17,884)
Maturities of short-term investments                              17,969                10,586
                                                               ---------             ---------

Net cash provided by (used in) investing activities               17,804                (7,441)

Financing activities:
Net proceeds from sale of preferred stock                              -                 9,498
Net proceeds from issuance of common stock                        24,513                   186
Repurchase of common stock                                            (1)                  (14)
Payments on capital lease obligations                                 (8)                  (10)
                                                               ----------            ----------

Net cash provided by financing activities                         24,504                 9,660
                                                               ---------             ---------

Net increase (decrease) in cash and cash equivalents              34,798                (1,654)
Cash and cash equivalents, beginning of period                     3,537                 6,161
                                                               ---------             ---------

Cash and cash equivalents, end of period                       $  38,335             $   4,507
                                                               =========             =========

                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with Cerus Corporation's audited financial statements and notes thereto for the year ended December 31, 1999 included in the company's 1999 Annual Report on Form 10-K.


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

There was no license or milestone revenue recognized in the three months ended March 31, 2000 and 1999.


NOTE 5 - CAPITAL STOCK TRANSACTIONS

In February 2000, Cerus completed a private placement of 1,000,000 shares of common stock to accredited investors, including Baxter Healthcare Corporation, which purchased 390,000 shares. The purchase price was $25.00 per share, and Cerus received net proceeds of $23.9 million, after deducting related expenses.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with Cerus' financial statements and accompanying notes included in this report and the company's 1999 audited financial statements and notes thereto included in its 1999 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, market acceptance and other factors discussed below and in the Form 10-K. Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Helinx is a trademark of Cerus Corporation.
Intercept is a trademark of Baxter International, Inc.


OVERVIEW

Cerus Corporation is developing systems to improve the safety of the world's blood supply. Cerus and its partner Baxter Healthcare Corporation are developing the Intercept(TM) Blood Systems for platelets, fresh frozen plasma (FFP) and red blood cells. The Intercept Blood Systems are intended to target and inactivate blood-borne pathogens such as HIV and hepatitis B and C, as well as leukocytes, while leaving the therapeutic properties of the blood components intact. An estimated four million units of platelets, seven million units of FFP and 34 million units of red blood cells are transfused annually in the Unites States, Western Europe and Japan. Intercept Blood Systems are the first application of Cerus' Helinx(TM) technology.

Cerus' Helinx technology has the ability to prevent the replication of viruses, bacteria and other pathogens and to control cellular proliferation. In addition to the Intercept Blood Systems, potential health care applications for this technology include treating source plasma for fractionation, improving the outcomes of stem cell transplantation procedures and treatments for proliferative disorders.

The Intercept Platelet System is in Phase 3 clinical trials in the United States and in Europe. The Intercept Plasma System is in Phase 3 clinical trials in the United States, and the Intercept Red Blood Cell System is in Phase 1 clinical trials in the United States. Cerus is also conducting a Phase 1 clinical trial of Helinx T-cells in its allogeneic cellular immunotherapy (ACIT) program to improve the outcome of bone marrow transplantation procedures. Cerus' source plasma pathogen inactivation system is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of systems based on its Helinx technology. Cerus has been unprofitable since inception and, as of March 31, 2000, had an accumulated deficit of approximately $95.2 million. All of Cerus' systems are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the Intercept Blood Systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the Intercept Blood Systems is provided by Baxter based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

Agreement with Baxter for the development of the Intercept Platelet System. Cerus has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the Intercept Platelet System following regulatory approval. The Platelet Agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the U.S. Food and Drug Administration of an application to market products developed under the platelet program, comparable approval in Europe or termination of the platelet system development program.

Agreement with Baxter for the development of the Intercept Red Blood Cell System and Intercept Plasma System. Cerus also has a development and commercialization agreement with Baxter for the joint development of systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion (the "RBC/FFP Agreement"). The RBC/FFP Agreement provides for Baxter and Cerus generally to share Intercept Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the Intercept Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the Intercept Red Blood Cell System and Intercept Plasma System following regulatory approvals. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of Intercept Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of Intercept Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

From inception through March 31, 2000, Cerus has received $46.7 million in equity investments from Baxter and has recognized $22.5 million in revenue. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

Revenue. Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus' development and commercialization agreements with Baxter and development agreement with the Consortium, and payments from the United States government under research grant programs. Development revenue from Baxter and the Consortium was $0.6 million in the three month periods ended March 31, 2000 and 1999. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. Cerus did not recognize any license or milestone revenue in the three months ended March 31, 2000 and 1999.

Government grant revenue decreased 73% to $52,000 for the three months ended March 31, 2000, compared to $192,000 for the comparable period in 1999. The decrease was primarily due to the expiration of three government grants between April 1999 and August 1999. Cerus currently has one government grant which expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Research and Development Expenses. Research and development expenses increased 58% to $7.1 million for the three months ended March 31, 2000 from $4.5 million for the comparable period in 1999. The increase was due principally to the addition of scientific personnel, and increased costs for clinical trials and toxicology studies. Cerus anticipates that its research and development expenses will continue to increase as Phase 3 clinical trials of the Intercept Platelet Systems and Intercept Plasma Systems continue, and as research and development activity relating to its other programs increases.

General and Administrative Expenses. General and administrative expenses increased 70% to $1.7 million for the three months ended March 31, 2000 from $1.0 million for the comparable three month period in 1999. The increase was primarily attributable to increased personnel levels associated with expansion of Cerus' operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income increased 162% to $0.7 million for the three months ended March 31, 2000 from $0.3 million for the comparable three month period in 1999. The increase was attributable primarily to increased average cash and investments balances related to proceeds from the issuance of preferred stock to Baxter in March 1999, the public offering of common stock and private placement of common stock to Baxter in April 1999 and the private placement of common stock to accredited investors, including Baxter, in February 2000. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the securities balances it maintains.

LIQUIDITY AND CAPITAL RESOURCES

Cerus' sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter and the Consortium, United States government grants and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance.

In February 2000, Cerus completed a private placement of 1,000,000 shares of common stock at $25.00 per share and received net proceeds of $23.9 million, after deducting related expenses. The shares were purchased by institutional and other accredited investors, including Baxter, which purchased 390,000 shares.

At March 31, 2000, Cerus had cash, cash equivalents and short-term investments of $57.2 million.

Net cash used in operating activities was $7.5 million for the three months ended March 31, 2000, compared to $3.9 million for the same period in 1999, resulting primarily from the net loss of $7.5 million during the period. Net cash provided by investing activities in the three month period ended March 31, 2000 of $17.8 million resulted principally from the maturities of $18.0 million of short-term investments. Working capital increased to $48.8 million at March 31, 2000 from $32.0 million at December 31, 1999, primarily due to increased cash balances, partially offset by a decrease in short-term investment balances, from financing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next twelve months. These near-term capital requirements are dependent on various factors, including the development progress of the Intercept Blood Systems and other programs; payments by Baxter and the Consortium; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors and on Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the Intercept Blood Systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. Capital may not be available on favorable terms, or at all. There can be no assurance that Cerus will be able to meet its capital requirements for this or any other period.

FINANCIAL INSTRUMENTS

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at March 31, 2000 and December 31, 1999 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $57.2 million at March 31, 2000, approximately 67% have original maturity dates of less than 90 days and approximately 7% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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

Cerus' programs are in the research and development stage and will require significant additional pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. Cerus has not filed a product approval application with the FDA or made corresponding regulatory filings in Europe for the Intercept Platelet System or for any of its other products under development. No assurance can be given that such filings will be made or that any of Cerus' development programs will be successfully completed; that any further Investigational New Drug or Investigational Device Exemption applications will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities; that future clinical trials will commence as planned; that required United States or foreign regulatory approvals will be obtained on a timely basis, if at all; or that any products for which approval is obtained will be commercially successful.

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


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not Applicable.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 16, 2000, the Company sold 1,000,000 shares of unregistered common stock in a private placement to certain institutional and other accredited investors for an aggregate purchase price of $25.0 million. Such sale of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof, as a transaction not involving any public offering.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit

        27.1     Financial Data Schedule


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three month period ended March 31, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CERUS CORPORATION



Date:   May 9, 2000                         /s/ GREGORY W. SCHAFER
        -----------                         ------------------------------------

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