Form 10-Q
period 2000-06-30
CERUS CORP
filed 2000-08-08
CIK 1020214

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     As of July 31, 2000 there were 12,813,707 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                  Page No.
-----------------------------------------------------------------------------------------------
PART I            FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                  Condensed Balance Sheets -
                      June 30, 2000 and December 31, 1999                            3

                  Condensed Statements of Operations -
                      Three and six months ended June 30, 2000 and 1999              4

                  Condensed Statements of Cash Flows -
                      Six months ended June 30, 2000 and 1999                        5

                  Notes to Condensed Financial Statements                            6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk            13

-----------------------------------------------------------------------------------------------

PART II           OTHER INFORMATION

Item 1.       Legal Proceedings                                                     13

Item 2.       Changes in Securities and Use of Proceeds                             13

Item 3.       Defaults upon Senior Securities                                       13

Item 4.       Submission of Matters to a Vote of Security Holders                   13

Item 5.       Other Information                                                     14

Item 6.       Exhibits and Reports on Form 8-K                                      14

-----------------------------------------------------------------------------------------------

SIGNATURES                                                                          15

-----------------------------------------------------------------------------------------------

                                        2

Part I: Financial Information

Item I: Financial Statements

                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in thousands)

                                                             June 30,    December 31,
                                                               2000         1999
                                                             -------     ------------
Assets
Current assets:
     Cash and cash equivalents                               $35,512       $ 3,537
     Short-term investments                                   14,816        36,882
     Accounts receivable from a related party                    162             -
     Other current assets                                        246           238
                                                             -------       -------

Total current assets                                          50,736        40,657

Furniture and equipment, net of depreciation                   1,040           999
Other assets                                                     125           124
                                                             -------       -------
Total assets                                                 $51,901       $41,780
                                                             =======       =======


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable to a related party                     $ 1,560       $   531
     Accounts payable                                          1,900         1,480
     Accrued expenses                                          6,960         6,664
     Current portion of capital lease obligations                 33            31
                                                             -------       -------
Total current liabilities                                     10,453         8,706

Capital lease obligations, less current portion                   96           115
Redeemable convertible preferred stock                         5,000         5,000

Total stockholders' equity                                    36,352        27,959
                                                             -------       -------

Total liabilities and stockholders' equity                   $51,901       $41,780
                                                             =======       =======

                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                                          Three Months Ended       Six Months Ended
                                                                June 30,              June 30,
                                                          ------------------    ---------------------
                                                            2000       1999       2000        1999
                                                          -------    -------    --------     --------
Revenue:
     Development  funding from related parties            $   442    $   233    $  1,017     $    785
     Government grants                                         99        201         151          393
                                                          -------    -------    --------     --------

Total revenue                                                 541        434       1,168        1,178

Operating expenses:
     Research and development                               8,000      5,414      15,071        9,876
     General and administrative                             1,819      1,345       3,558        2,368
                                                          -------    -------    --------     --------

Total operating expenses                                    9,819      6,759      18,629       12,244
                                                          -------    -------    --------     --------

Loss from operations                                       (9,278)    (6,325)    (17,461)     (11,066)

Interest income, net                                          800        792       1,465        1,047
                                                          -------    -------    --------     --------

Net loss                                                  $(8,478)   $(5,533)   $(15,996)    $(10,019)
                                                          ========   ========   =========    =========


Net loss per share - basic and diluted                    $(0.66)    $(0.48)    $ (1.28)     $(0. 95)
                                                          =======    =======    ========     ========

Shares used in computing net loss per share
     - basic and diluted                                   12,803     11,553      12,542       10,496
                                                          =======    =======    ========     ========

                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                                           Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                        2000           1999
                                                                      ---------      ---------
Operating activities:
Net loss                                                              $(15,996)      $(10,019)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                         283            327
     Amortization of deferred compensation                                   7             26
     Accrued cash dividend on preferred stock, payable to a
       related party                                                      (176)          (130)
     Changes in operating assets and liabilities:
         Accounts receivable from related a party                         (162)             -
         Other current assets                                               (8)            79
         Other assets                                                       (1)             1
         Accounts payable to a related party                             1,029         (7,055)
         Accounts payable and accrued expenses                             540            912
         Accrued cash dividend on preferred stock, payable to
           a related party                                                 176            130
         Deferred revenue                                                    -            163
                                                                      --------       --------

Net cash used in operating activities                                  (14,308)       (15,566)

Investing activities:
Purchases of furniture, equipment and leasehold improvements              (324)          (300)
Purchases of short-term investments                                     (4,583)       (49,678)
Sale of short-term investments                                               -          1,131
Maturities of short-term investments                                    26,649         13,342
                                                                      --------       --------

Net cash provided by (used in) investing activities                     21,742        (35,505)

Financing activities:
Net proceeds from sale of preferred stock                                    -          9,496
Net proceeds from issuance of common stock                              24,559         44,924
Repurchase of common stock                                                  (1)           (10)
Payments on capital lease obligations                                      (17)           (21)
                                                                      ---------      ---------

Net cash provided by financing activities                               24,541         54,389
                                                                      --------       --------

Net increase in cash and cash equivalents                               31,975          3,318
Cash and cash equivalents, beginning of period                           3,537          6,161
                                                                      --------       --------

Cash and cash equivalents, end of period                              $ 35,512       $  9,479
                                                                      ========       ========

                   See notes to condensed financial statements

                                CERUS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

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

NOTE 4 - REVENUE AND RESEARCH AND DEVELOPMENT EXPENSES

Development funding from related parties includes amounts recognized under development agreements with Baxter Healthcare Corporation and the Consortium for Plasma Science. Research and development expenses are recognized as incurred. Development funding revenue is recognized as the related project costs are incurred.

There was no license or milestone revenue recognized in the three and six months ended June 30, 2000 and 1999.

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

OVERVIEW

Cerus Corporation is developing systems to improve the safety of the world's blood supply. Cerus and its partner Baxter Healthcare Corporation are developing the Intercept Platelet System, Intercept Plasma System and the Intercept Red Blood Cell System. The Intercept Blood(TM) Systems are intended to target and inactivate blood-borne pathogens such as HIV and hepatitis B and C, as well as leukocytes, while leaving the therapeutic properties of the blood components intact. An estimated four million units of platelets, seven million units of FFP and 34 million units of red blood cells are transfused annually in the Unites States, Western Europe and Japan. Intercept Blood Systems are the first application of Cerus' Helinx(TM) technology.

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

Cerus is currently conducting a Phase 3 clinical trial of the Intercept Platelet System in the United States and has completed a 100 patient Phase 3 clinical trial in Europe. Two additional clinical trials of the Intercept Platelet System are planned for Europe: a 20 patient trial to qualify the commercial set configuration and a 40 patient clinical trial of the system for apheresis donor platelets. The Intercept Plasma System is in Phase 3 clinical trials in the United States, and the Intercept Red Blood Cell System is in Phase 1 clinical trials in the United States. Cerus is also conducting a Phase 1 clinical trial of its allogeneic cellular immunotherapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures using T-cells treated with the Helinx technology. Cerus' source plasma pathogen inactivation system is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of systems based on its Helinx technology. Cerus has been unprofitable since inception and, as of June 30, 2000, had an accumulated deficit of approximately $103.7 million. All of Cerus' systems are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these systems that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of its products under development. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the Intercept Blood Systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the Intercept Blood Systems is provided by Baxter based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

Agreement with Baxter for the development of the Intercept Platelet System. Cerus has a development and commercialization agreement with Baxter for the joint development of the Intercept Platelet System for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the Intercept Platelet System following regulatory approval. The Platelet Agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the U.S. Food and Drug Administration of an application to market products developed under the platelet program, comparable approval in Europe or termination of the platelet system development program.

Agreement with Baxter for the development of the Intercept Red Blood Cell System and Intercept Plasma System. Cerus also has a development and commercialization agreement with Baxter for the joint development of the Intercept Red Blood Cell System and the Intercept Plasma System for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion (the "RBC/FFP Agreement"). The RBC/FFP Agreement provides for Baxter and Cerus generally to share Intercept Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the Intercept Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the Intercept Red Blood Cell System and Intercept Plasma System following regulatory approvals. The RBC/FFP Agreement also provides for an equal sharing of revenue from sales of Intercept Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of Intercept Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

From inception through June 30, 2000, Cerus has received $46.7 million in equity investments from Baxter and has recognized $22.8 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with the Consortium for Plasma Science. In December 1998, Cerus and the Consortium for Plasma Science entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium is funding development of Cerus' proprietary technology for use with source plasma, subject to a periodic review process. Subject to the Consortium meeting certain funding requirements, Cerus will pay the Consortium a royalty based on a percentage of product sales, if any. Development activities are ongoing under this agreement, which may be extended periodically upon mutual approval of a development plan and budget. There is no guarantee that the agreement will be extended.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Revenue. Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus' development and commercialization agreements with Baxter and development agreement with the Consortium, and payments from the United States government under research grant programs. Development revenue from Baxter and the Consortium increased 90% to $0.4 million for the three months ended June 30, 2000 from $0.2 million for the comparable period in 1999, and increased 30% to $1.0 million for the six months ended June 30, 2000 from $0.8 million for the comparable period in 1999. The increase for both periods was principally from increased development revenue from Baxter for the Intercept Red Blood Cell System, resulting primarily from increased expenses incurred by Cerus on this program in 2000. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. Cerus did not recognize any license or milestone revenue in the three and six months ended June 30, 2000 and 1999.

Government grant revenue decreased 51% to $0.1 million for the three months ended June 30, 2000 from $0.2 million for the comparable period in 1999, and decreased 62% to $0.2 million for the six months ended June 30, 2000 from $0.4 million for the comparable period in 1999. The decrease for both periods was primarily due to the expiration of three government grants between April 1999 and August 1999. Cerus currently has one government grant which expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Research and Development Expenses. Research and development expenses increased 48% to $8.0 million for the three months ended June 30, 2000 from $5.4 million for the comparable period in 1999, and increased 53% to $15.1 million for the six months ended June 30, 2000 from $9.9 million for the comparable period in 1999. The increase for both periods was due principally to the addition of scientific personnel and increased costs for clinical trials. Cerus anticipates that its research and development expenses will continue to increase as Phase 3 clinical trials of the Intercept Platelet System and Intercept Plasma System continue, and as research and development activity relating to its other programs increases.

General and Administrative Expenses. General and administrative expenses increased 35% to $1.8 million for the three months ended June 30, 2000 from $1.3 million for the comparable period in 1999, and increased 50% to $3.6 million for the six months ended June 30, 2000 from $2.4 million for the comparable period in 1999. The increase for both periods was primarily attributable to increased outside consultant expenses and the addition of administrative personnel associated with expansion of Cerus' operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income was $0.8 million for the three month periods ended June 30, 2000 and 1999, and increased 40% to $1.5 million for the six months ended June 30, 2000 from $1.0 million for the comparable period in 1999. The increase for the six month period was attributable primarily to increased average cash and investments balances related to proceeds from the issuance of preferred stock to Baxter in March 1999, the public offering of common stock and private placement of common stock to Baxter in April 1999 and the private placement of common stock to accredited investors, including Baxter, in February 2000. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the securities balances it maintains.

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

At June 30, 2000, Cerus had cash, cash equivalents and short-term investments of $50.3 million.

Net cash used in operating activities was $14.3 million for the six months ended June 30, 2000, compared to $15.6 million for the same period in 1999, resulting primarily from the net loss of $16.0 million during the period, offset by changes in other operating balances. Net cash provided by investing activities in the six months ended June 30, 2000 of $21.7 million resulted principally from the maturities of $26.6 million of short-term investments, offset by the purchases of $4.6 million of short-term investments. Working capital increased to $40.3 million at June 30, 2000 from $32.0 million at December 31, 1999, primarily due to increased cash balances from financing activities, partially offset by a decrease in short-term investment balances.

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

FINANCIAL INSTRUMENTS

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at June 30, 2000 and December 31, 1999 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $50.3 million at June 30, 2000, approximately 71% have original maturity dates of less than 90 days and approximately 13% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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

Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 11, 2000, to consider and vote upon three matters. The first matter related to the election of two director nominees: B.J. Cassin and Peter H. McNerney. The two directors elected will hold office until the 2003 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee                     Votes in Favor             Votes Withheld
-------                     --------------             --------------
B.J. Cassin                   10,907,650                   404,382
Peter H. McNerney             10,872,650                   439,382

The second matter related to the approval of an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 1,500,000 shares, to a total of 2,080,000 shares. 6,145,954 votes were cast for approval, 1,402,778 were cast against with 44,439 abstentions. The third matter related to the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2000. 11,303,854 votes were cast for approval, 675 were cast against with 7,503 abstentions.

Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.



ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CERUS CORPORATION



Date:    August 7, 2000             /s/ Gregory W. Schafer
         --------------             ----------------------
                                    Gregory W. Schafer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERUS CORPORATION

INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
  No.                Description                                        Page
-------              ------------                                   ------------
 27.1         Financial Data Schedule                                   ---