Form 10-Q
period 2000-09-30
CERUS CORP
filed 2000-11-13
CIK 1020214

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                2411 STANWELL DR.
                            CONCORD, CALIFORNIA 94520
          (Address of principal executive offices, including zip code)

                                 (925) 288-6000
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        As of October 31, 2000 there were 14,039,804 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                CERUS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                   PAGE NO.
---------------------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Condensed Balance Sheets -
                  September 30, 2000 and December 31, 1999                            3

               Condensed Statements of Operations -
                  Three and nine months ended September 30, 2000 and 1999             4

               Condensed Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 1999                       5

               Notes to Condensed Financial Statements                                6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                          8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                13

---------------------------------------------------------------------------------------------

PART II        OTHER INFORMATION

Item 1.    Legal Proceedings                                                         13

Item 2.    Changes in Securities and Use of Proceeds                                 13

Item 3.    Defaults upon Senior Securities                                           14

Item 4.    Submission of Matters to a Vote of Security Holders                       14

Item 5.    Other Information                                                         14

Item 6.    Exhibits and Reports on Form 8-K                                          14

---------------------------------------------------------------------------------------------

SIGNATURES                                                                           15

---------------------------------------------------------------------------------------------

PART I:        FINANCIAL INFORMATION

ITEM I:        FINANCIAL STATEMENTS


                                CERUS CORPORATION

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                 (in thousands)


                                                      September 30,    December 31,
                                                          2000            1999
                                                      -------------    ------------
Assets
Current assets:
    Cash and cash equivalents                           $ 85,154        $  3,537
    Short-term investments                                17,534          36,882
    Accounts receivable from a related party                 152              --
    Other current assets                                     314             238
                                                        --------        --------

Total current assets                                     103,514          40,657

Furniture and equipment, net of depreciation               1,418             999
Other assets                                                 128             124
                                                        --------        --------

Total assets                                            $104,700        $ 41,780
                                                        ========        ========


Liabilities and stockholders' equity
Current liabilities:
    Accounts payable to a related party                 $  2,705        $    531
    Accounts payable                                       2,090           1,480
    Accrued expenses                                       7,314           6,664
    Current portion of capital lease obligations              33              31
                                                        --------        --------

Total current liabilities                                 12,142           8,706

Capital lease obligations, less current portion               87             115
Redeemable convertible preferred stock                     5,000           5,000


Total stockholders' equity                                87,471          27,959
                                                        --------        --------

Total liabilities and stockholders' equity              $104,700        $ 41,780
                                                        ========        ========


                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)


                                                        Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                     -------------------------         -------------------------
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------
Revenue:
    Development  funding from related parties        $    419         $    719         $  1,436         $  1,504
    Government grants                                      69              273              220              666
                                                     --------         --------         --------         --------

Total revenue                                             488              992            1,656            2,170

Operating expenses:
    Research and development                            9,129            6,009           24,200           15,885
    General and administrative                          1,599            1,185            5,157            3,553
                                                     --------         --------         --------         --------

Total operating expenses                               10,728            7,194           29,357           19,438
                                                     --------         --------         --------         --------

Loss from operations                                  (10,240)          (6,202)         (27,701)         (17,268)

Interest income, net                                    1,083              675            2,548            1,722
                                                     --------         --------         --------         --------

Net loss                                             $ (9,157)        $ (5,527)        $(25,153)        $(15,546)
                                                     ========         ========         ========         ========


Net loss per share - basic and diluted               $  (0.69)        $  (0.47)        $  (1.97)        $  (1.43)
                                                     ========         ========         ========         ========

Shares used in computing net loss per share
    - basic and diluted                                13,219           11,721           12,768           10,908
                                                     ========         ========         ========         ========


                   See notes to condensed financial statements

                                CERUS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------         --------
Operating activities:
Net loss                                                               $(25,153)        $(15,546)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           404              443
    Amortization of deferred compensation                                     7               34
    Accrued cash dividend on preferred stock, payable to a
      related party                                                        (176)            (296)
    Changes in operating assets and liabilities:
        Accounts receivable from related a party                           (152)              --
        Other current assets                                                (76)             150
        Other assets                                                         (4)              (1)
        Accounts payable to a related party                               2,174          (11,897)
        Accounts payable and accrued expenses                             1,084            1,105
        Accrued cash dividend on preferred stock, payable to
         a related party                                                    176              296
        Deferred revenue                                                     --              187
                                                                       --------         --------

Net cash used in operating activities                                   (21,716)         (25,525)

Investing activities:
Purchases of furniture, equipment and leasehold improvements               (823)            (499)
Purchases of short-term investments                                     (10,766)         (60,534)
Sale of short-term investments                                               --            1,131
Maturities of short-term investments                                     30,114           32,142
                                                                       --------         --------

Net cash provided by (used in) investing activities                      18,525          (27,760)

Financing activities:
Net proceeds from sale of preferred stock                                    --            9,496
Net proceeds from issuance of common stock                               84,835           45,140
Repurchase of common stock                                                   (1)             (10)
Payments on capital lease obligations                                       (26)             (30)
                                                                       --------         --------

Net cash provided by financing activities                                84,808           54,596
                                                                       --------         --------

Net increase in cash and cash equivalents                                81,617            1,311
Cash and cash equivalents, beginning of period                            3,537            6,161
                                                                       --------         --------

Cash and cash equivalents, end of period                               $ 85,154         $  7,472
                                                                       ========         ========


                   See notes to condensed financial statements

                                CERUS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

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

There was no license or milestone revenue recognized in the three and nine months ended September 30, 2000 and 1999.


NOTE 5 - CAPITAL STOCK TRANSACTIONS

In February 2000, Cerus completed a private placement of 1,000,000 shares of common stock to accredited investors, including Baxter Healthcare Corporation, which purchased 390,000 shares. The purchase price was $25.00 per share, and Cerus received net proceeds of $23.9 million, after deducting related expenses.

In August 2000, Cerus completed a private placement of 1,200,000 shares of common stock to an institutional investor. The purchase price was $50.00 per share, and Cerus received net proceeds of $59.8 million, after deducting related expenses.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101 and any changes in its revenue recognition policy resulting from SAB 101 is required to be reported as a change in accounting principle in the quarter ending December 31, 2000. Management has determined the effect of adopting SAB 101 will not have a material affect on the financial statements.

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

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, market acceptance and other factors discussed below and in the Form 10-K and prospectus dated November 1, 2000. Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Helinx is a trademark of Cerus Corporation.

Intercept Blood System, Intercept Platelet System, Intercept Plasma System and Intercept Red Blood Cell System are trademarks of Baxter International, Inc.


OVERVIEW

Cerus Corporation is developing medical products based on the company's proprietary Helinx technology. Cerus' Helinx technology has the ability to prevent the replication of viruses, bacteria and other pathogens and to control cellular proliferation. The company's most advanced programs are focused on systems to enhance the safety of the world's blood supply. Cerus and its partner Baxter Healthcare Corporation are developing the Intercept Blood Systems to prevent the transmission of infectious diseases, such as HIV and hepatitis B and C, through blood transfusions, while leaving intact the therapeutic properties of the blood components. An estimated four million units of platelets, seven million units of fresh frozen plasma (FFP) and 34 million units of red blood cells are transfused annually in the Unites States, Western Europe and Japan.

Cerus is currently conducting a Phase 3 clinical trial of the Intercept Platelet System in the United States and has completed a 103-patient Phase 3 clinical trial in Europe. Two additional clinical trials of the Intercept Platelet System are planned for Europe: a 20 patient trial to qualify the commercial set configuration and a 40 patient clinical trial of the system for apheresis donor platelets. The Intercept Plasma System is in a Phase 3 clinical trial in the United States, and the Intercept Red Blood Cell System is in a Phase 1c clinical trial in the United States. Cerus is also conducting a Phase 1 clinical trial of its allogeneic cellular immunotherapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures using T-cells treated with the Helinx technology. Cerus' source plasma pathogen inactivation system is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology. Cerus has been unprofitable since inception and, as of September 30, 2000, had an accumulated deficit of approximately $112.8 million. All of Cerus' product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the Intercept Blood Systems. There can be no assurance that Cerus will ever achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the Intercept Blood Systems is provided by Baxter based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

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

From inception through September 30, 2000, Cerus has received $46.7 million in equity investments from Baxter and has recognized $23.0 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue. Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus' development and commercialization agreements with Baxter and development agreement with the Consortium, and payments from the United States government under research grant programs. Development revenue from Baxter and the Consortium decreased 42% to $0.4 million for the three months ended September 30, 2000 from $0.7 million for the comparable period in 1999, and decreased 5% to $1.4 million for the nine months ended September 30, 2000 from $1.5 million for the comparable period in 1999. The decrease for both periods was principally from decreased development revenue from Baxter for the Intercept Platelet System, resulting primarily from increased expenses incurred by Baxter relative to Cerus on this program in 2000. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. Cerus did not recognize any license or milestone revenue in the three and nine months ended September 30, 2000 and 1999.

Government grant revenue decreased 75% to $0.1 million for the three months ended September 30, 2000 from $0.3 million for the comparable period in 1999, and decreased 67% to $0.2 million for the nine months ended September 30, 2000 from $0.7 million for the comparable period in 1999. The decrease for both periods was primarily due to the expiration of certain government grants. Cerus currently has one government grant which expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Research and Development Expenses. Research and development expenses increased 52% to $9.1 million for the three months ended September 30, 2000 from $6.0 million for the comparable period in 1999, and increased 52% to $24.2 million for the nine months ended

September 30, 2000 from $15.9 million for the comparable period in 1999. The increase for both periods was due principally to the addition of scientific personnel and increased costs for clinical trials. Cerus anticipates that its research and development expenses will continue to increase as Phase 3 clinical trials of the Intercept Platelet System and Intercept Plasma System continue, and as research and development activity relating to its other programs increases.

General and Administrative Expenses. General and administrative expenses increased 35% to $1.6 million for the three months ended September 30, 2000 from $1.2 million for the comparable period in 1999, and increased 45% to $5.2 million for the nine months ended September 30, 2000 from $3.6 million for the comparable period in 1999. The increase for both periods was primarily attributable to the addition of administrative personnel associated with expansion of Cerus' operations and increased outside consultant expenses. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income increased 61% to $1.1 million for the three months ended September 30, 2000 from $0.7 million for the comparable period in 1999, and increased 48% to $2.5 million for the nine months ended September 30, 2000 from $1.7 million for the comparable period in 1999. The increase for both periods was attributable primarily to increased average cash and investments balances related to proceeds from the private placement of common stock to accredited investors, including Baxter, in February 2000 and the private placement of common stock to an institutional investor in August 2000. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

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

In August 2000, Cerus completed a private placement of 1,200,000 shares of common stock at $50.00 per share and received net proceeds of $59.8 million, after deducting related expenses. The shares were purchased by an institutional investor.

At September 30, 2000, Cerus had cash, cash equivalents and short-term investments of $102.7 million.

Net cash used in operating activities was $21.7 million for the nine months ended September 30, 2000, compared to $25.5 million for the same period in 1999, resulting primarily from the net loss of $25.2 million during the period, offset by changes in other operating balances. Net cash provided by investing activities in the nine months ended September 30, 2000 of $18.5 million resulted principally from the maturities of $30.1 million of short-term investments, offset by the purchases of $10.8 million of short-term investments. Working capital increased to $91.4 million at September 30, 2000 from $32.0 million at December 31, 1999, primarily due to increased cash balances from financing activities, partially offset by a decrease in short-term investment balances.

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

FINANCIAL INSTRUMENTS

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at September 30, 2000 and December 31, 1999 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States and state government obligations and commercial paper. Of Cerus' investments balance of $102.7 million at September 30, 2000, approximately 83% have original maturity dates of less than 90 days and approximately 12% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not Applicable.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 28, 2000, the Company sold 1,200,000 shares of unregistered common stock in a private placement to an institutional investor for an aggregate purchase price of $60.0 million. Net proceeds were $59.8 million, after deducting related expenses. Such sale of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof, as a transaction not involving any public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.   OTHER INFORMATION

Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit

        27.1     Financial Data Schedule


(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K, dated August 22, 2000, reporting the results of its European Phase 3 clinical trial of the Intercept Platelet System.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CERUS CORPORATION



Date: November 13, 2000             /s/ Gregory W. Schafer
      -----------------             --------------------------------------------
                                    Gregory W. Schafer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERUS CORPORATION

INDEX TO EXHIBITS

                                                                          Sequentially
Exhibit                                                                     Numbered
  No.                           Description                                   Page
-------        ----------------------------------------------             ------------
  27.1           Financial Data Schedule                                       ---