Form 10-K405
period 2000-12-31
CERUS CORP
filed 2001-03-26
CIK 1020214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21937

CERUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
2411 Stanwell Dr.
Concord, California	94520
(Address of principal executive offices)	(Zip Code)

(925) 288-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 15, 2001, was $569,291,181.

    As of March 15, 2001, there were 14,115,457 shares of the registrant's common stock outstanding.

    Portions of the registrant's definitive proxy statement to be issued in connection with its 2001 annual meeting of stockholders are incorporated by reference to Part III of this report.

PART I

    This report contains forward-looking statements. These forward-looking statements are based on Cerus Corporation's current expectations about its business and industry, and include, but are not limited to, statements concerning Cerus' plans to continue development of its current product candidates; conduct clinical trials of its product candidates; seek regulatory approvals; address certain markets; engage third-party manufacturers to supply its clinical trial and commercial requirements; continue to rely on a third party for a marketing, sales and distribution capability; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Cerus' or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report.

    Helinx is a trademark of Cerus Corporation. INTERCEPT Blood System, INTERCEPT Platelet System, INTERCEPT Plasma System and INTERCEPT Red Blood Cell System are trademarks of Baxter International, Inc.

Item 1. Business

Overview

    Cerus Corporation is developing medical systems and therapeutics that provide safer and more effective treatment options to patients. Cerus is developing products based on the its proprietary Helinx™ technology for controlling biological replication. Cerus' most advanced programs are focused on systems to enhance the safety of the world's blood supply. These INTERCEPT Blood Systems, based on the company's Helinx technology, are designed to inactivate viruses, bacteria, other pathogens and harmful white blood cells. Cerus also is pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases.

    Cerus, with its development and commercialization partner, Baxter Healthcare Corporation, is developing the INTERCEPT Platelet System, INTERCEPT Plasma System and the INTERCEPT Red Blood Cell System. The INTERCEPT Blood Systems are intended to target and inactivate blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving the therapeutic properties of the blood components intact. The INTERCEPT Blood Systems inactivate a broad array of pathogens and have the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. Cerus believes that the INTERCEPT Blood Systems also have the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood. An estimated four million units of platelets, seven million units of fresh frozen plasma and 34 million units of red blood cells are transfused annually in the United States, Western Europe and Japan.

    Cerus has completed its 103 patient Phase III (CE Mark) clinical trial, known as the EuroSPRITE trial, of the INTERCEPT Platelet System with random donor platelets in Europe and submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe in December 2000. Cerus has commenced enrollment in a 20 patient clinical trial in Europe to qualify the system for its commercial configuration. Completion of this trial will be necessary before the system can receive marketing approval in Europe. Cerus also plans to complete a 40 patient clinical trial in Europe to extend qualification of the system to platelets collected by Baxter's apheresis collection system. Cerus has completed enrollment in its 600 patient Phase III clinical trial, known as the SPRINT trial, of the INTERCEPT Platelet System in the United States. Cerus intends to use the data from the SPRINT trial to support a Premarket Approval application (PMA) to the United States Food and Drug Administration for marketing the INTERCEPT Platelet System in the United States. The INTERCEPT Plasma System is in Phase III clinical trials in the United States, and the INTERCEPT Red Blood Cell System is in a Phase Ic clinical trial in the United States. Cerus' allogeneic cellular immunotherapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials. Cerus' source plasma pathogen inactivation system is in pre-clinical development.

    Cerus is conducting product development and commercialization activities with Baxter pursuant to agreements providing for development, manufacture and marketing of the INTERCEPT Blood Systems. These agreements provide for Baxter and Cerus to generally share development expenses, for Baxter's exclusive right and responsibility to market the systems worldwide and for Cerus to receive a share of the gross profits from the sale of the systems.

    Cerus was incorporated in California in 1991 and reincorporated in Delaware in 1996.

Industry Background

    Blood Supply Market.  Blood transfusions are required to treat a variety of medical conditions, including anemia, low blood volume, surgical bleeding, trauma, acquired and congenital bleeding disorders and chemotherapy-induced blood deficiencies. Worldwide, over 90 million whole blood donations occur each year. Approximately 40 million of those donations occur in North America, Western Europe and Japan, the primary geographical markets for the INTERCEPT Blood Systems.

    Whole blood is composed of plasma, the liquid portion of blood containing essential clotting proteins, and three cellular blood components: platelets, red blood cells and white blood cells (leukocytes). Platelets are essential to coagulation, while red blood cells carry oxygen to tissues and carbon dioxide to the lungs. White blood cells play a critical role in immune and other defense systems, but can cause harmful transfusion-related immune reactions in, or transmit disease to, transfusion recipients.

    Blood collection centers periodically experience shortages of critical blood components due to temporary increases in demand, reduced donor availability during holiday periods and the limited shelf life of cellular blood components. To efficiently allocate the limited available blood supply and to optimize transfusion therapy, essentially all donated blood is separated into platelets, plasma and red blood cells. These blood components are obtained either by manually processing donor units of whole blood or by apheresis, an automated process by which a specific blood component is separated and collected from the donor's blood while the other components are simultaneously returned to the donor.

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

    Blood Supply Contaminants.  A primary goal of every blood collection center is to provide blood components for transfusion that are free of viruses, bacteria and other pathogens. Despite improvements in donor screening and in the testing and processing of blood, patients receiving blood transfusions still face a number of significant risks from blood contaminants, as well as adverse immune and other transfusion-related reactions induced by white blood cells. Viruses such as hepatitis B (HBV), hepatitis C (HCV), human immunodeficiency virus (HIV), cytomegalovirus (CMV) and human T-cell lymphotropic virus (HTLV) can present life-threatening risks. In addition, bacteria, the most common agents of transfusion-transmitted disease, can cause complications such as sepsis, which can result in serious illness or death. Many other agents can transmit disease during transfusion, including the protozoa that cause malaria and Chagas' disease.

    Infectious pathogens are not the only cause of adverse events arising from the transfusion of blood components. White blood cells present in a blood unit can multiply after transfusion, mounting a potentially fatal graft-versus-host immune response against the recipient. Similarly, alloimmunization, an immune response that can develop from repeated exposure to transfused white blood cells, can significantly reduce the efficacy of subsequent transfusions. Moreover, white blood cells themselves may harbor and transmit bacteria and infectious viruses, such as HIV, CMV and HTLV.

    Emerging and unidentified pathogens also present a threat to the blood supply, a problem illustrated by HIV. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially implemented to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with the virus, including approximately 70% of patients with severe hemophilia. In addition, new variants of HIV and other viruses such as hepatitis G have been identified. Transfused blood is not routinely tested for these emerging viruses, despite the potential risk to transfusion recipients.

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

    Current Approaches to Address Blood Supply Contamination.  Public awareness of the significant rates of hepatitis, HIV and other viral transmission from blood transfusions has led to expanded efforts to improve the safety of the blood supply. For many years, the only approach available to reduce the risk of transmission of diseases was donor screening interviews. In addition to required donor screening, diagnostic tests have been developed to detect the presence of certain infectious pathogens known to be transmitted in blood. However, there remain a number of other blood-borne pathogens for which tests are not routinely administered and for many of these, no tests have been developed.

    Although donor screening and diagnostic testing of donated blood have been successful in reducing the incidence of transmission of some of these known pathogens, these methods have significant limitations. Tests are currently performed for only a limited number of blood-borne pathogens. Moreover, current methods of testing are not completely effective, and the results are subject to human error, which can lead to the release of contaminated blood into transfusion inventory. All tests currently approved for use in blood centers in the United States are intended to detect antibodies directed against a pathogen or surface antigens. These tests can fail if performed during the "infectivity window," that is, early in the course of an infection before antibodies or antigens appear in detectable quantities. Similarly, tests for viral infection may be ineffective in detecting a genetic variant of the virus that the test was not developed to detect. For instance, certain strains of HIV, such as Subtype O, sometimes are not detected in standard HIV tests. Nucleic acid testing is used by blood centers in Europe for HIV and hepatitis C. This method of testing is more effective because it is intended to test for evidence of the pathogen itself, rather than antibodies which take longer to develop after the donor has been infected with the virus. Nucleic acid testing, like other testing currently performed on donated blood, provides limited benefit as it is effective only for specific viruses for which the testing is performed. Finally, there are no current tests available to screen effectively for many emerging pathogens, and testing cannot be performed for pathogens that have yet to be identified. As a result of these limitations, a number of infectious pathogens still pass into the blood supply.

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

    Blood centers and health care providers have initiated additional procedures in an effort to address pathogen transmission issues. For example, platelet apheresis is sometimes used to limit donor exposure from pooled, manually collected platelets. In addition, blood centers may quarantine single donor plasma apheresis units until after the infectivity window has elapsed, followed by confirmatory retesting of the donor, if the donor is available, to help verify the safety of the donated plasma. However, quarantining plasma is expensive and inventory is difficult to manage. Moreover, a quarantine cannot be used with platelets and red blood cells because these components have shelf lives that are shorter than the infectivity window related to antibody production. No commercial processes are currently available to eliminate pathogens in platelets and red blood cells. Two pathogen inactivation methods are used commercially for FFP; treatment with solvent-detergent and methylene blue, which is used in Europe. Because the solvent-detergent process pools hundreds of units of plasma, the potential risk of transmitting pathogens not inactivated by the process is increased. Methylene blue has not been shown to be effective in the inactivation of intracellular viruses and bacteria.

    Some blood centers are currently using gamma irradiation to inactivate white blood cells. This nonspecific method has a narrow range of efficacy: insufficient treatment can leave viable white blood cells in the blood, while excessive treatment can impair the therapeutic function of the desirable blood components being transfused. White blood cell depletion by filtration decreases the concentration of these cells in transfusion units, but does not inactivate or completely eliminate white blood cells or inactivate the immunological functions of the cells not removed by the filtration process.

    Economic Costs of Blood Supply Contamination.  In economically developed countries, many of the tests and inactivation measures described above are mandated by regulatory agencies, resulting in a safer and more uniform blood supply, but also significantly increasing costs of processing and delivering blood products.

    Moreover, the development and widespread implementation of testing for many unusual or low-incidence pathogens is not cost-effective or practical. For example, the development of tests to detect the presence of all forms of harmful bacteria would be extremely expensive. As a result, the only test regularly conducted to detect the presence of bacteria is the test for the bacterium that causes syphilis. With managed health care organizations and other third-party payors increasingly challenging the cost of medical services, these cost limitations may become more pronounced in the future.

    The continuing risk of transmission of serious diseases through transfusion of contaminated blood components from both known and unknown pathogens, together with the limitations of current approaches to providing a safe blood supply, have created the need for a new approach to pathogen inactivation that is safe, easy to implement and cost-effective. Cerus believes that such an approach should be effective in inactivating a broad spectrum of clinically significant pathogens, preserve the therapeutic properties of the blood components, and be safe for use.

INTERCEPT Blood Systems and Helinx Technology

    Cerus and its development and commercialization partner, Baxter, are developing INTERCEPT Blood Systems to prevent the transmission of infectious diseases through blood transfusions. The INTERCEPT Blood Systems employ Cerus' proprietary nucleic-acid targeting Helinx technology. Cerus has conducted studies that have demonstrated the ability of the Helinx technology to inactivate a broad array of viral and bacterial pathogens that may be transmitted in blood transfusions. Cerus believes that the mechanism of action of its Helinx technology provides the potential to inactivate many new pathogens before they are identified and before tests are developed to detect their presence in the blood supply. Because INTERCEPT Blood Systems are designed to inactivate rather than merely test for pathogens, the systems also have the potential to reduce the risk of transmission of pathogens that would otherwise remain undetected by testing.

    Helinx technology prevents the replication of DNA or RNA, which is present in viruses, bacteria and other pathogens. Therapeutic blood components (platelets, FFP and red blood cells) do not contain nuclear DNA or RNA—the targets for the Helinx technology. When Cerus' proprietary inactivation compounds are combined with the blood components for treatment, they cross bacterial cell walls or viral membranes and move into the interior of the nucleic acid structure. When subsequently activated by an energy source, such as light, the compounds bind to the nucleic acid of the viral or bacterial pathogen, preventing replication of the nucleic acid. This process prevents infection because a virus, bacteria or other pathogen must replicate its DNA or RNA in order to proliferate and cause infection. The Helinx compounds react in a similar manner with the nucleic acid in white blood cels which inhibits the activity that is responsible for certain adverse immune and other transfusion-related reactions. These compounds are designed to react with nucleic acid only during the pathogen inactivation process and not after the treated blood component is transfused.

    INTERCEPT Blood Systems are being designed to integrate into current blood collection, processing and storage procedures. Furthermore, Cerus believes that the use of INTERCEPT Blood Systems, in addition to eliminating the need to implement costly new testing procedures, could potentially lead to a reduction in the use of certain costly procedures that are currently employed in blood component transfusions, such as gamma irradiation, CMV testing and white blood cell filtration.

Cerus Strategy

    Cerus' objective is to develop medical systems and therapeutics that provide safer and more effective treatment options to patients. The INTERCEPT Blood Systems, based on the company's Helinx technology, are designed to inactivate viruses, bacteria, other pathogens and harmful white blood cells in blood components for transfusion. Cerus also is pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases. Cerus' strategy incorporates the following key elements:

    Establish INTERCEPT Blood Systems as the Standard of Care.  Domestically, the target customers for the INTERCEPT Blood Systems are the approximately 105 community blood center organizations that collect approximately 85% of blood in the United States. There is an even greater concentration among blood centers in foreign countries. Baxter has a significant marketing presence in these blood centers in the United States and abroad. In addition, Cerus has developed strong relationships with prominent transfusion medicine experts in a number of these centers as well as in the broader medical communities worldwide. Cerus intends to work with these experts to encourage support for the adoption of the INTERCEPT Blood Systems as the standard of care.

    Use Strategic Alliances.  Cerus has received significant development funding from Baxter, and intends to leverage Baxter's manufacturing, marketing and distribution expertise and resources. Cerus believes that Baxter's established position as a manufacturer and leading supplier of devices, disposables and other products related to the transfusion of human blood products can provide Cerus with access to an established marketing, sales and distribution network. The INTERCEPT Blood Systems are being designed to integrate into Baxter's current product line and into current blood collection, processing and storage processes. Cerus has entered into an agreement for development of its pathogen inactivation system for source plasma with the Consortium for Plasma Science, an industry group funded by several large plasma fractionators, including Baxter, with a charter to improve the safety of plasma derivative products. Under this agreement, the Consortium is providing development funding and technical assistance in the development of the system and Cerus will pay the Consortium a royalty based on a percentage of product sales, if any. Cerus has also entered into a collaborative agreement with the Pharmaceutical Division of Kirin Brewery Co., Ltd. to develop and market products for stem cell transplantation based on Cerus' Helinx technology. Under this agreement, Cerus and Kirin will jointly develop the products. Kirin will market any approved products resulting from the collaboration in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue. Cerus retains all marketing rights in the rest of the world, including the United States and Europe. Cerus intends to continue to develop its products together with partners that can provide direct funding and manufacturing, marketing and distribution resources and expertise.

    Protect and Enhance Proprietary Position.  Cerus believes that the protection of its proprietary technologies is important to its business prospects and that its intellectual property position may create competitive barriers to entry into the blood component treatment market. Cerus currently holds issued and allowed patents covering a number of fundamental aspects of its Helinx technology and its blood component treatment system technology. Cerus intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

    Leverage Expertise and Helinx Technology.  Cerus is using its broad expertise in nucleic acid chemistry to develop additional products, beyond the INTERCEPT Blood Systems. Cerus believes that its nucleic acid-targeting Helinx technology has potential application in a number of health and research-related fields, such as bone marrow transplantation, cancer and hematologic and proliferative disorders.

Product Development

    Cerus is developing treatment systems to inactivate infectious pathogens and harmful white blood cells in platelets, FFP, red blood cells and source plasma and to improve the outcomes of bone marrow transplantation procedures. The following table identifies Cerus' product development programs:

Program	Therapeutic Indication	Cerus Product In Development	Development Status	Partner
Platelets	Surgery, cancer chemotherapy, transplantation, bleeding disorders	INTERCEPT Platelet System	CE Mark application for marketing approval in Europe submitted in December 2000; enrollment commenced in a 20 patient clinical trial in Europe (completion of this trial is necessary before marketing approval can be obtained in Europe); patient enrollment in United States Phase III clinical trial completed in January 2001	Baxter
Plasma (FFP)	Surgery, transplantation, bleeding disorders	INTERCEPT Plasma System	Patient enrollment in Phase IIIa clinical trial in the United States completed in January 2001; Phase IIIb and IIIc clinical trials enrolling patients in the United States	Baxter
Red Blood Cells	Surgery, transplantation, anemia, cancer chemotherapy, trauma	INTERCEPT Red Blood Cell System	Subject enrollment in United States Phase Ic clinical trial completed in January 2001	Baxter
Allogeneic Cellular Immunotherapy (ACIT)	Allogeneic bone marrow transplant to treat leukemia and lymphoma	T-Cells Treated with the Helinx Technology	Phase I clinical trial in the United States	Kirin
Plasma for Fractionation	Coagulation factor and immunoglobulin deficiencies, blood volume expansion	Source Plasma Pathogen Inactivation System	Pre-clinical development	Consortium for Plasma Science

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

Platelet Program

    Platelet Usage and Market.  Platelets are cellular components of blood that are an essential part of the clotting mechanism. Platelets facilitate blood clotting and wound healing by adhering to damaged blood vessels and to other platelets. Platelet transfusions are used to prevent or control bleeding in platelet-deficient patients, such as those undergoing chemotherapy or organ transplantation. Transfusion units of platelets are obtained either by combining the platelets from four to six whole blood donations (pooled random donor platelets), or in an automated procedure in which a therapeutic dose of platelets is obtained from a single donor (apheresis or single donor platelets). A principal motivation for platelet apheresis is to limit donor exposure from pooled, manually collected platelets. Platelet transfusions may also require additional testing and processing procedures. Cerus believes that the INTERCEPT Platelet System may reduce the need for many of these procedures and associated costs.

    Cerus estimates the production of platelets in 2000 to have been 1.9 million transfusion units in North America, 1.3 million transfusion units in Western Europe and 0.7 million transfusion units in Japan. In the United States, based on a study of six blood centers conducted in October 1998 on behalf of Cerus, the estimated base cost for a transfusion unit of apheresis platelets ranges from approximately $400 to $550 and for a transfusion unit of random donor platelets ranges from approximately $170 to $330. These estimates include donor screening and diagnostic tests, such as those for HIV, HTLV, HBV and HCV. Blood centers may also charge up to $210 per unit for additional procedures such as gamma irradiation and CMV screening. The frequency of use and additional charge for each procedure vary widely.

    INTERCEPT Platelet System.  The INTERCEPT Platelet System uses Cerus' Helinx compound, S-59, which is a synthetic small molecule from a class of compounds known as psoralens. The selection of S-59 was based on an extensive analysis of the compound's safety, its ability to inactivate pathogens and harmful white blood cells and the preservation of platelet and plasma coagulation factor function following treatment with S-59.

    When illuminated, S-59 undergoes a specific and irreversible chemical reaction with DNA and RNA. This chemical reaction renders a broad array of pathogens and cells incapable of replication. A virus, bacteria or other pathogenic cell cannot cause an infection if it cannot replicate. A similar reaction with the nucleic acid in white blood cells inhibits the activity that is responsible for certain adverse immune and other transfusion-related reactions. Studies conducted by Cerus with pre-clinical models have indicated that, following transfusion, the S-59 and, following illumination, its breakdown products are rapidly metabolized and excreted. As a further safety measure, the INTERCEPT Platelet System employs a removal process designed to reduce the amount of residual S-59 and breakdown products following treatment.

    Cerus and Baxter have designed the INTERCEPT Platelet System for use in the blood center. The system consists of a disposable processing set, containing the S-59 compound and a compound absorption disc (CAD), and an illumination device to deliver light to trigger the inactivation reaction. The system involves the collection of the platelets, as normally performed, but with two-thirds of the plasma replaced by a platelet additive solution (PAS III) followed by transfer of the platelets through a pouch containing the S-59 compound into a container. The mixture of platelets, S-59 and PAS III is then illuminated for approximately three minutes. Following the CAD treatment, which takes approximately four to six hours, the platelets are transferred to the final storage container.

    Development Status.  Cerus has completed its 103 patient Phase III EuroSPRITE clinical trial with random donor platelets in Europe and submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe in December 2000. Cerus has commenced enrollment in a 20 patient clinical trial in Europe to qualify the system for its commercial configuration. Completion of this trial will be necessary before the system can receive marketing approval in Europe. Cerus also plans to complete a 40 patient clinical trial in Europe to extend qualification of the system to platelets collected by Baxter's apheresis collection system. Cerus has completed enrollment in its 600 patient Phase III SPRINT clinical trial of the INTERCEPT Platelet System in the United States. Cerus intends to use the data from the SPRINT trial to support a PMA application to the FDA for marketing the INTERCEPT Platelet System in the United States.

    Pathogen Inactivation Studies.  Laboratory and non-primate animal model studies conducted by Cerus have indicated the efficacy of the INTERCEPT Platelet System for the inactivation of a broad array of viral and bacterial pathogens transmitted through blood transfusions, including HIV, CMV, model hepatitis viruses and thirteen strains of bacteria. A pre-clinical study conducted by Cerus in collaboration with the National Institutes of Health demonstrated that platelet concentrates contaminated with high levels of hepatitis B virus or hepatitis C virus, and treated with the INTERCEPT Platelet System, did not transmit the viruses to susceptible animals. Cerus has tested these pathogens at and above concentrations that it believes may be present in contaminated platelet concentrates. However, there can be no assurance that contamination levels will never exceed the capacity of the INTERCEPT Platelet System. Similar laboratory studies have indicated inhibition of white blood cell activity, including the inhibition of synthesis of certain proteins associated with adverse immune reactions. In addition, three studies conducted by Cerus have indicated that use of the platelet pathogen inactivation system prevented graft-versus-host disease in two pre-clinical mouse models. Cerus is currently conducting laboratory studies assessing the efficacy of the INTERCEPT Platelet System for inactivating two species of protozoa in platelets. However, to date, Cerus has conducted limited studies on protozoa with S-59 in platelets, and there can be no assurance that the INTERCEPT Platelet System would effectively inactivate protozoa.

    Pre-Clinical Safety Studies.  Cerus has successfully completed a comprehensive series of pre-clinical safety studies for the INTERCEPT Platelet System. Completed safety studies of S-59 and the INTERCEPT Platelet System include acute toxicology, three-month tolerability, general pharmacology, reproductive toxicology, genotoxicity, carcinogenicity, phototoxicity and ADME studies. Results from each of these studies have consistently demonstrated a very strong safety profile for the INTERCEPT Platelet System. Cerus believes that all pre-clinical safety studies required for regulatory approval have been completed, however, regulatory authorities may require additional pre-clinical safety studies to be performed.

    Clinical Trials.  In March 1996, Cerus completed a Phase Ia single-blind, randomized clinical trial in 23 healthy human subjects divided between two sites. This study used a cross-over design in which all subjects received both treated and untreated platelets. The study compared the proportion of transfused platelets circulating in the first hours after transfusion (post-transfusion recovery) and the length of time the transfused platelets circulate in the recipient's bloodstream (lifespan) of a small volume of five-day-old treated and untreated platelets. Under current FDA regulations, platelets may not be stored for more than five days after collection from the donor. This pilot study was conducted without the use of the CAD, which was evaluated in Phase IIa.

    In September 1996, Cerus completed a Phase Ib single-blind, randomized, cross-over clinical trial in 10 healthy human subjects. This study compared the tolerability and safety of photochemically treated platelets processed with the CAD with untreated platelets. This second study involved the transfusion of full therapeutic doses of platelets given at the maximum tolerable transfusion rate. No adverse events attributable to transfusion with the treated platelets were reported. Post-transfusion levels of S-59 in plasma and clearance of S-59 were measured. These clinical data, together with Cerus' pre-clinical data, reflected acceptable safety margins and cleared the INTERCEPT Platelet System for a Phase IIa clinical trial.

    In November 1996, Cerus completed a Phase IIa clinical trial designed to measure the post-transfusion platelet recovery and lifespan of photochemically treated platelets processed with the CAD and stored for five days. This study was conducted in 16 healthy subjects from the Phase Ia study to permit comparisons with prior results. In Cerus' Phase IIa clinical study report, the average post-transfusion recovery of five-day-old platelets treated with Cerus' platelet pathogen inactivation system was lower than that of the untreated five-day-old platelets. Although this difference was statistically significant, the average post-transfusion recovery was within the range of average recoveries reported in most published studies funded by NIH and Baxter, as well as in a number of other studies reported in the scientific literature. These published studies used currently approved processing and storage systems. In addition, in Cerus' clinical study, the average lifespan of treated platelets was shorter than that of untreated platelets. Although this difference was statistically significant and the average lifespan was lower than the range of average untreated platelet lifespans reported in the published studies referred to above, the average lifespan was within the distribution of ranges of untreated platelet lifespans reported in such studies. Post-transfusion recovery and lifespan of five-day-old standard platelets varies widely, even in healthy individuals. As a result, there is no established regulatory or clinical standard for post-transfusion recovery and lifespan of platelets. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets.

    In July 1997, Cerus completed a Phase IIb clinical trial in 15 healthy subjects available from the Phase IIa clinical trial to assess the combined effect of treatment with the platelet pathogen inactivation system and gamma irradiation on post-transfusion platelet recovery and lifespan. The mean platelet recovery and life span data collected in Phase IIb were consistent with those of the IIa study, and fell within the range of published studies of currently approved platelet concentrates. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets. Cerus believes, based on discussions with the FDA, that the post-transfusion recovery and lifespan of platelets following treatment with the INTERCEPT Platelet System are clinically acceptable.

    In November 1998, Cerus completed a Phase IIc clinical trial in 29 platelet-deficient patients. The Phase IIc trial was initially designed as a double-blind, randomized, cross-over study in which double dose platelet transfusions were given to platelet-deficient patients and post-transfusion platelet count increment and bleeding time correction were measured. To increase its experience in patients prior to a Phase III trial, Cerus amended the Phase IIc protocol to include patients for whom platelet count increment, but not bleeding time correction, would be measured and to add a second site to evaluate the system with platelets collected using alternate automated collection equipment. Based on the results from this study, the FDA cleared Cerus to proceed into a Phase 3 clinical trial. The Phase 2c clinical trial, given its small size, was of limited statistical power.

    In August 2000, Cerus completed its European Phase III EuroSPRITE clinical trial of treated pooled random donor platelets in 103 patients requiring platelet transfusions. The study was conducted in four European countries. The random donor platelets were collected using the buffy coat process, which is the predominant method used in Europe to prepare platelet concentrates. The trial was a double-blind, randomized, controlled study designed to assess the therapeutic efficacy of platelets treated with the INTERCEPT Platelet System.

    The trial had two primary endpoints: corrected count increment and platelet count increment, each one hour after transfusion. The corrected count increment measures the increase in the patient's platelet count after a platelet transfusion, corrected for transfusion platelet dose and the patient's blood volume. For this measure, one hour after transfusion, the performance of treated platelets was similar to that of the untreated platelets. The platelet count increment, which measures the platelet count increase without correcting for dosage or blood volume, is influenced by the platelet dose the patient receives. In this study the platelet dose per transfusion of treated platelets was approximately ten percent lower than that of untreated platelets. A preliminary analysis of the EuroSPRITE data showed the resulting platelet count increment one hour after transfusion of treated platelets was statistically lower than that after transfusion of untreated platelets. However, both the platelet dose per transfusion and the platelet count increment one hour after transfusion were within the typical therapeutic range reported in medical literature for untreated platelets and considered clinically acceptable. Additional statistical analysis presented at the meeting of the American Society of Hematology in December 2000 showed comparable efficacy of INTERCEPT platelets to that of control platelets and the preservation of platelet performance and function following pathogen inactivation with the INTERCEPT Platelet System.

    Secondary endpoints for the study included multiple factors relevant to clinical efficacy and safety. The results for two important indicators of clinical efficacy, the number of patients with a major bleeding episode and the number of red blood cell transfusions, were comparable for the treated and untreated patients. Similarly, the time between platelet transfusions, the total platelet dose per patient and the number of adverse events were similar between the two groups. Both the platelet count increment and the corrected count increment measured 24 hours after transfusion, while statistically lower than those following the transfusion of untreated platelets, were within the typical therapeutic range reported in the medical literature for untreated platelets. No serious adverse events were directly attributed to the use of the INTERCEPT Platelet System.

    Cerus has commenced enrollment in a 20 patient clinical trial in Europe to qualify the system for its commercial configuration. Completion of this trial will be necessary before the system can receive marketing approval in Europe. Cerus also plans to complete a 40 patient clinical trial to extend qualification of the system to platelets collected by Baxter's apheresis collection system.

    In January 2001, Cerus completed patient enrollment in its United States Phase III SPRINT clinical trial of treated apheresis donor platelets in patients requiring platelet transfusions. The trial is a double-blind, randomized, controlled study designed to evaluate the ability of platelets treated with the INTERCEPT Platelet System to prevent clinical bleeding. The United States Phase III trial enrolled approximately 600 patients, who received either treated or untreated platelets for a specified period of time. The primary endpoint to be evaluated is the proportion of patients in each group with clinical bleeding.

    The Phase III United States SPRINT trial is designed to assess the therapeutic efficacy of platelets treated with the pathogen inactivation system for apheresis platelets. In order to obtain FDA approval of the platelet pathogen inactivation system for use in treating pooled random donor platelets, Cerus will need to complete development of an additional configuration of its platelet system and may be required by the FDA to conduct additional clinical studies. Additionally, because of the risk of bacterial growth, current FDA rules require that pooled platelets be transfused within four hours of pooling and, as a result, most pooling occurs at hospitals. Cerus' platelet pathogen inactivation system is intended to be used at blood centers, not at hospitals, and is intended to permit storage of platelets for five days after treatment and pooling. In order for Cerus' platelet pathogen inactivation system to be effectively implemented and accepted at blood centers using pooled random donor platelets, the FDA-imposed limit on the time between pooling and transfusion will need to be lengthened or eliminated for pooled random donor platelets treated with Cerus' systems, which are being designed to inactivate bacteria that would otherwise contaminate the platelets.

FFP Program

    FFP Usage and Market.  Plasma is a noncellular component of blood that contains coagulation factors and is essential for maintenance of intravascular volume. Plasma is either separated from collected units of whole blood or collected directly by apheresis. The collected plasma is then packaged and frozen to preserve the coagulation factors. The frozen plasma is then made available for fractionation into plasma derivatives or designated for use as FFP. FFP is the primary source of blood clotting factors and is used to control bleeding in patients who have clotting factor deficiencies, such as patients undergoing transplants or other extensive surgical procedures, patients with chronic liver disease or certain genetic clotting factor deficiencies, and to treat certain diseases that require plasma exchange therapy.

    Cerus estimates the production of FFP in 2000 to have been 2.5 million transfusion units in North America, 2.0 million transfusion units in Western Europe and 2.3 million transfusion units in Japan. Based on a study of six blood centers conducted in October 1998 on behalf of Cerus, the estimated base price of a 250 ml transfusion unit of FFP in the United States ranges from approximately $26 to

$55. In comparison, donor retest procedures have a $56 to $110 added cost per transfusion unit, and solvent detergent pathogen inactivation has been designated for reimbursement for outpatients by the Health Care Financing Administration at a rate of $169 per transfusion unit. A typical therapeutic transfusion consists of four transfusion units of FFP.

    INTERCEPT Plasma System.  The pathogen inactivation system for FFP uses the same S-59 psoralen compound and illumination device and a CAD similar to that being used with the INTERCEPT Platelet System. The INTERCEPT Plasma System is designed to be compatible with plasma collected either manually or by apheresis. In the INTERCEPT Plasma System, untreated plasma is transferred to a disposable container with S-59. The mixture of S-59 and plasma is then illuminated for approximately three minutes. The treated plasma then undergoes a removal step, which uses the CAD to reduce the amount of residual S-59 and S-59 breakdown products, and is transferred into the final storage container and frozen in accordance with standard protocols.

    Development Status.  The INTERCEPT Plasma System currently is in Phase III clinical trials in the United States.

    Pathogen Inactivation Studies.  Laboratory studies conducted by Cerus to date have indicated the efficacy of the INTERCEPT Plasma System for the inactivation in FFP of a broad array of viral pathogens transmitted through blood transfusion. A pre-clinical study conducted by Cerus in collaboration with the National Institutes of Health demonstrated that FFP contaminated with high levels of hepatitis B virus or hepatitis C virus, and treated with the INTERCEPT Plasma System, did not transmit the viruses to susceptible animals. Because of the mechanism of action of the INTERCEPT Plasma System, Cerus believes that the system also inactivates protozoa and inhibits white blood cell activity. Although bacterial contamination in FFP is typically not as significant a problem as in platelets, Cerus believes that the INTERCEPT Plasma System will inactivate bacteria at the levels typically found in FFP. To date, Cerus has conducted no studies on protozoa or to detect inhibition of white blood cell activity in FFP and only limited studies on bacteria in FFP, which were not intended to meet good laboratory practice (GLP) standards. There can be no assurance that the INTERCEPT Plasma System will effectively inactivate protozoa, white blood cells or bacteria.

    Coagulation Function Studies.  Cerus has assessed the impact of S-59 photochemical treatment on the function of plasma proteins. Plasma derived from whole blood or apheresis must be frozen within eight hours of collection to meet the standard as "fresh frozen plasma." After freezing, FFP may be stored for up to one year, thawed once, and must be transfused within four hours of thawing. Cerus has performed laboratory studies measuring the coagulation function activity of various clotting factors in FFP after photochemical treatment, CAD treatment, freezing and thawing. Cerus believes that data from these laboratory studies indicate that treated FFP maintained adequate levels of coagulation function for FFP. These results are not necessarily indicative of coagulation function that may be obtained in clinical trials or with the commercial system configuration, and there can be no assurance that the FDA or foreign regulatory authorities would view such levels of coagulation function as adequate.

    Pre-Clinical Safety Studies.  Cerus has successfully completed a series of pre-clinical safety studies for the INTERCEPT Plasma System. Completed safety studies include acute toxicology, general pharmacology, reproductive toxicology, genotoxicity, carcinogenicity, phototoxicity and ADME studies. Results from each of these studies have consistently demonstrated a very strong safety profile for the INTERCEPT Plasma System. Cerus plans to complete a three-month tolerability study of the INTERCEPT Plasma System prior to seeking regulatory approval for the product. Cerus may be required by regulatory authorities to perform additional pre-clinical safety studies.

    Clinical Trials.  In July 1997, Cerus completed a Phase I clinical study in healthy subjects that demonstrated the safety and tolerability of FFP treated with the INTERCEPT Plasma System as well as the comparability of post-transfusion coagulation factors between subjects transfused with treated and untreated FFP.

    In November 1998, Cerus completed a Phase IIa clinical trial. In this study, 27 healthy subjects donated plasma. The Phase IIa study showed that post-transfusion coagulation factor levels of subjects receiving FFP treated with the INTERCEPT Plasma System were comparable to those of subjects receiving untreated FFP. There were no safety issues attributable to transfusion of the treated FFP.

    In 1999, Cerus completed a Phase IIb clinical trial, in patients, of the INTERCEPT Plasma System. The study was a controlled, double-blind trial in 13 patients diagnosed with chronic liver diseases. Each patient, prior to an invasive surgical or diagnostic procedure, received a therapeutic dose of up to two liters of either treated or untreated FFP. Correction of patients' blood clotting time and certain coagulation factor levels after transfusion were recorded and compared, and found to be comparable to those of patents receiving untreated FFP. The Phase IIb clinical trial, given its small size, was of limited statistical power.

    In July 1999, Cerus initiated three Phase III clinical trials of the INTERCEPT Plasma System to address each of the three major clinical indications for FFP use. The Phase IIIa trial was an open-label study in 34 patients with congenital coagulation factor deficiencies treated with FFP. Patient enrollment for this trial was completed in January 2001. The Phase IIIb trial is a double-blind, randomized, controlled, trial of treated versus untreated FFP in 120 patients with chronic liver disease and other acquired coagulation factor deficiencies requiring FFP transfusions. The Phase IIIc trial is a prospective, double-blind, randomized, controlled study of treated versus untreated FFP used in therapeutic plasma exchange of 30 patients with a disease called thrombotic thrombocytopenic purpura (TTP). The Phase IIIb and IIIc studies are currently enrolling patients, and all three studies will assess coagulation factor function and effectiveness of plasma exchange therapy with treated FFP.

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

    Cerus estimates the production of red blood cells in 2000 to have been 14.0 million transfusion units in North America, 15.5 million transfusion units in Western Europe and 4.8 million transfusion units in Japan. Based on a study of six blood centers conducted in October 1998 on behalf of Cerus, the estimated base cost of a transfusion unit of red blood cells in the United States ranges from approximately $66 to $93. A typical red blood cell transfusion consists of two or more red blood cell transfusion units. A red blood cell transfusion may also require one or more additional procedures with additional costs ranging from $10 to $164 for each procedure. The procedures are used to address problems presented by white blood cells and to conduct pathogen diagnostic testing beyond the standard testing.

    INTERCEPT Red Blood Cell System.  The INTERCEPT Red Blood Cell System uses a Helinx compound, S-303, which undergoes irreversible chemical reactions with DNA and RNA, as does S-59, but does not require light. S-303, a small molecule synthesized by Cerus, is one of a proprietary class of compounds called frangible anchor-linker-effectors (FRALEs). The selection of S-303 was based on an extensive analysis of the compound's safety and its ability to inactivate pathogens and harmful white blood cells, and red blood cell survival and function after treatment with S-303. The active S-303 compound has been designed to rapidly decompose into non-reactive byproducts following the pathogen inactivation process.

    Development Status.  The INTERCEPT Red Blood Cell System is in a Phase Ic clinical trial in the United States.

    Pathogen Inactivation Studies.  Laboratory studies by Cerus have indicated the efficacy of the INTERCEPT Red Blood Cell System for the inactivation of a broad array of viral and bacterial pathogens with preservation of red blood cell function. Cerus has also conducted laboratory studies that have indicated inhibition of white blood cell activity. Because of the mechanism of action of the INTERCEPT Red Blood Cell System and based on studies performed with FRALEs similar to S-303, Cerus believes that the system will also inactivate protozoa in red blood cells. However, to date Cerus has conducted no studies on protozoa with S-303 in red blood cells, and therefore cannot be certain that the INTERCEPT Red Blood Cell System would effectively inactivate protozoa. Cerus is currently conducting additional pathogen inactivation validation studies consistent with GLP standards on the INTERCEPT Red Blood Cell System.

    Pre-Clinical Safety Studies.  Cerus has successfully completed a number of pre-clinical safety studies for the INTERCEPT Red Blood Cell System. Completed safety studies include acute toxicology, general pharmacology and genotoxicity studies. The results of these studies have consistently demonstrated a strong safety profile for the INTERCEPT Red Blood Cell System, and Cerus believes that the studies performed to date are sufficient to support the safety of the INTERCEPT Red Blood Cell System for use in a pivotal clinical trial. However, the FDA may require additional safety studies to be performed before clearing the system to move forward into further clinical trials. Cerus plans to complete several additional pre-clinical safety studies of the INTERCEPT Red Blood Cell System prior to seeking regulatory approval for the product, including three-month tolerability, reproductive toxicology, carcinogenicity and ADME studies. Cerus may be required by regulatory authorities to perform additional pre-clinical safety studies.

    Clinical Trials.  In May 1999, Cerus completed a Phase Ia clinical trial of the INTERCEPT Red Blood Cell System. The study was a randomized, controlled trial in 42 healthy subjects. The study was designed to evaluate the post-transfusion viability of treated red blood cells which were stored for 35 days prior to transfusion. The study showed that the circulation of treated red blood cells exceeded the American Association of Blood Banks standard for red blood cell recovery 24 hours after transfusion.

    In October 1999, Cerus completed a Phase Ib clinical trial of the INTERCEPT Red Blood Cell System. The study included 28 healthy subjects, each of whom received four transfusions of treated red blood cells. The study demonstrated there was no detectable immune response directed against treated red blood cells which were stored for 35 days prior to transfusion. The study also showed that circulation of treated red blood cells exceeded the American Association of Blood Banks standard for red blood cell recovery in response to multiple small doses of treated red blood cells 24 hours after transfusion.

    In January 2001, Cerus completed subject enrollment in a Phase Ic clinical trial of the INTERCEPT Red Blood Cell System. The trial is designed in two parts which run in parallel. The first part is a randomized, crossover trial in 30 participants and is designed to compare the post-transfusion recovery and survival characteristics of treated red blood cells with the recovery and survival characteristics of untreated red blood cells prepared using standard blood bank procedures. The first part of this trial was completed in March 2001. The second part evaluates the safety and tolerability of full unit transfusions of treated red blood cells in ten participants.

    Cerus is developing a pivotal clinical trial design to evaluate the safety and efficacy of INTERCEPT Red Blood Cells in patients. Although Cerus has had preliminary discussions with the FDA regarding the timing and design of these studies, Cerus cannot be certain that the FDA will ultimately accept the timing or design of any future clinical trials.

ACIT Program

    Cerus believes its Helinx technology may have application in treating T-cells (white blood cells) which are transfused during stem cell (blood-forming) transplantation procedures used to treat certain cancers such as lymphoma and leukemia. Cerus has conducted pre-clinical studies which have indicated that donor T-cells treated with its technology may reduce the risk of serious complications and may also improve the availability and success rate of bone marrow transplantation.

    Stem Cell Transplantation.  Stem cells used for transplantation can be harvested from either bone marrow or circulating blood. The stem cells are collected from the patient (autologous transplantation) or from a closely-matched donor (allogeneic transplantation). Autologous transplantation is typically safer but is not a curative therapy and often results in a relapse of the disease. ACIT uses donor T-cells, which are transfused following a bone marrow or stem cell transplantation to improve immune function in patients whose immune systems have been weakened by disease or disease-related therapies such as chemotherapy and radiation therapy.

    Graft-Versus-Host Disease.  Allogeneic transplantation can be curative, but carries significant risk of complications such as GVHD and viral and bacterial infections which often lead to the patient's death. GVHD is nearly always fatal and occurs when the donor white blood cells recognize the patient's body as foreign and proliferate and attack the patient's healthy tissue. Allogeneic transplantation also requires very close matching between the donor and the patient. Often, patients die from the progression of disease while awaiting transplantation from a matched donor.

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

    Donor T-Cell Treatment System.  Cerus believes that it can apply its Helinx technology to treat donor T-cells to improve the outcomes of stem cell transplantation procedures. Cerus is developing a system designed to treat the T-cells in a way that will preserve therapeutic properties while eliminating the cells' ability to proliferate and attack the patient's healthy tissues.

    Development Status.  Cerus' ACIT program is in Phase I clinical trials in the United States.

    Pre-Clinical Studies.  Laboratory and animal studies conducted and presented by Cerus have indicated that its Helinx technology can treat T-cells to prevent proliferation while preserving the cells' ability to aid engraftment and to improve transplant outcomes. Cerus has also completed animal studies that indicate that its technology can facilitate engraftment of donor stem cells, which suggests the system has the potential to increase the number of patients eligible to receive allogeneic transplants.

    Clinical Trials.  In June 1999, Cerus commenced enrollment in a Phase I clinical study of its ACIT system designed to treat allogeneic donor T-cells with S-59 for use as supplemental therapy in conjunction with mismatched bone marrow transplantation for leukemia patients. The study is designed to measure the tolerability, safety and ability to prevent GVHD of S-59 treated allogeneic T-cells in approximately 30 patients receiving closely matched allogeneic bone marrow transplants.

    Cerus is collaborating with the National Marrow Donor Program to pursue additional clinical studies of its ACIT system in bone marrow transplants from unrelated donors. Cerus cannot provide assurance as to the timing or acceptance of the design of this planned study, or any later studies by the FDA.

Source Plasma Program

    Cerus believes that its technology may have application in the decontamination of pooled source plasma which is separated (fractionated) into commonly used plasma components or fractions. These derivatives include Factor VIII concentrate, Factor IX concentrate, albumin and immunoglobulins. Worldwide, approximately 11 million liters of plasma are collected and fractionated annually for treatment of a variety of coagulation factor and immunoglobulin deficiencies. Annual sales of blood products derived from this fractionation process are estimated to be approximately $5.0 billion. The market is highly concentrated, with four manufacturers providing the majority of products derived from human plasma. The plasma is collected from either dedicated collection facilities as source plasma, or obtained from blood banks as recovered plasma (FFP that is not used for transfusion). Plasma is pooled and then processed into several specialized plasma derivative proteins used to treat diseases such as hemophilia and immune deficiency.

    The pooling of 5,000 to 10,000 liters, typical for the fractionation process, introduces the risk of contamination of thousands of blood products with the inadvertent use of one contaminated unit. In the early 1980's, such occurrences resulted in the transmission of HIV to approximately 70% of the hemophiliac community. The FDA has since mandated an improvement in the pathogen inactivation methods used during processing to reduce the risk of transmission of infectious pathogens through use of blood products derived from source plasma. Further, regulatory agencies worldwide are moving towards the requirement for two decontamination processing steps for all manufactured components. Today, a variety of inactivation procedures are used for one or more of the components after fractionation; however, there is no up-front treatment of plasma prior to the fractionation process that would eliminate the need for multiple procedures after fractionation.

Future Product Development

    Cerus believes that its Helinx technology may have applications beyond inactivating pathogens in blood products and in modifying T-cells to improve clinical outcomes of cellular therapies. Cerus is currently researching methods to apply its technology to prevent or inhibit restenosis, which can restrict or occlude blood flow through arteries following angioplasty. In addition to its plans to pursue the therapeutic potential of its Helinx technology, Cerus also plans to expand its product candidate pipeline by exploring other development areas where it can address large, unmet medical needs.

Alliance with Baxter

    Cerus has established an alliance with Baxter for the development of the INTERCEPT Blood Systems. Under two primary development, manufacturing and marketing agreements, Cerus and Baxter generally share development activities with the primary development activity for the compounds and the pre-clinical and clinical studies by Cerus and the primary development activity for the system disposable and device at Baxter. Upon commercialization, Cerus will provide the inactivation compounds and Baxter will be responsible for manufacturing and assembling the system disposables and illumination devices. Baxter will also be responsible for marketing, selling, and distributing the systems. The programs under these agreements can be terminated by either party under certain circumstances, see "Risk Factors—We rely heavily on Baxter for development funding, manufacturing, marketing and sales."

    Agreement with Baxter for the development the INTERCEPT Platelet System.  Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Platelet System for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Platelet System following regulatory approval. The agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the program.

    Agreement with Baxter for the development of the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System.  Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Red Blood Cell System and the INTERCEPT Plasma System for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion. This agreement provides for Baxter and Cerus generally to share INTERCEPT Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

    From inception through December 31, 2000, Cerus has received $46.7 million in equity investments from Baxter and has recognized $23.1 million in revenue from Baxter.

    Baxter has the ability to terminate any of the development programs under certain circumstances.

Alliance with Kirin Brewery Co. Ltd.

    In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus' Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus has received an initial license fee of $1 million, and may receive up to $11 million in additional payments upon achievement of development milestones. In addition, Kirin will fund all development expenses for the Asia-Pacific region and a portion of Cerus' development activities aimed at obtaining product approval in the United States. Upon product approval, Kirin will market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue. Cerus retains all marketing rights in the rest of the world, including the United States and Europe. Cerus will receive a royalty and reimbursement of its cost of goods on any product sales in the Asia-Pacific region.

Alliance with the Consortium for Plasma Science

    In December 1998, Cerus and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium is funding development of Cerus' proprietary technology for use with source plasma, subject to a periodic review process. Subject to the Consortium meeting certain funding requirements, Cerus will pay the Consortium a royalty based on a percentage of sales of products for pathogen inactivation of source plasma, if any. Development activities are ongoing under this agreement, which may be extended periodically upon mutual approval of a development plan and budget. There is no guarantee that the agreement will be extended.

Cooperative Agreement with the Armed Forces of the United States

    In February 2001, Cerus was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. Cerus received the award to develop its pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreement, Cerus will conduct research on the inactivation of infectious pathogens, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. Cerus, in collaboration with investigators at Walter Reed Army Institute of Research, also will investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in combat zones. Also under the terms of the agreement, Cerus would receive commercial rights to the discoveries and inventions arising from the research performed under the collaboration.

Research Grants

    Cerus has an ongoing federal grant which is administered by the National Institutes of Health (NIH) which funds pre-clinical research related to its ACIT program. The grant is a three-year award, ending in 2002, and totals approximately $800,000. This federal grant must be renewed annually by submitting an Application for Continuing Support to the NIH. Cerus retains all rights to technology funded by these grants, subject to certain rights of the federal government if Cerus fails to commercialize the technology in a timely manner or if action is necessary to alleviate health or safety needs not addressed by Cerus, to meet requirements for public use specified by federal regulations or in the event Cerus were to breach certain agreements. The United States government also has a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced for or on its behalf any subject invention throughout the world.

Manufacturing and Supply

    Cerus has used, and intends to continue to use, third parties to manufacture and supply the S-59 and S-303 inactivation compounds for its systems for use in clinical trials and for the potential commercialization of its products in development. Cerus has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, Cerus is dependent on contract manufacturers for the production of compounds and on Baxter for other system components for development and commercial purposes.

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

    In order to provide the inactivation compounds for the INTERCEPT Platelet System and INTERCEPT Plasma System, Cerus has contracted with one manufacturing facility for synthesis of S-59. Although Cerus believes that this manufacturer is capable of providing sufficient quantities of S-59 for commercial use, based on our current expectations, no commercial production of S-59 has been completed. Cerus currently has a stock of compound sufficient to support the anticipated remaining clinical trials planned for the INTERCEPT Platelet System and INTERCEPT Plasma System.

    The INTERCEPT Red Blood Cell System will require the manufacture of S-303, which Cerus and its manufacturers have produced in only limited quantities for its research, pre-clinical and early clinical development requirements. Cerus has contracted with a manufacturing facility to produce pilot-scale quantities of S-303 sufficient for pre-clinical and clinical studies. Cerus cannot be certain that this or any new manufacturer will be able to produce S-303 on a commercial scale or that Cerus will be able to enter into arrangements for the commercial-scale manufacture of S-303 on reasonable terms, if at all.

    Cerus and its contract manufacturers purchase certain raw materials from a limited number of suppliers. While Cerus believes that there are alternative sources of supply for such materials, establishing additional or replacement suppliers for any of the raw materials, if required, may not be accomplished quickly and could involve significant additional costs. Any failure by Cerus to obtain any of the materials used to manufacture Cerus' compounds from alternative suppliers, if required, would limit Cerus' ability to manufacture its compounds.

Marketing, Sales and Distribution

    The target market for INTERCEPT Blood Systems consists of the blood centers and hospitals that collect, store and distribute blood and blood components. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood and blood components. Other major blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation's supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. Hospital-affiliated blood banks also store and dispense blood and blood components but generally do not collect significant quantities of blood. Cerus believes that, if its products receive appropriate regulatory approvals, the relatively concentrated nature of the market may facilitate its ability to penetrate the market. However, if Cerus fails to gain market acceptance from any of these participants, its business will suffer materially.

    Cerus believes that market acceptance of INTERCEPT Blood Systems will depend, in part, on its ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of the systems, as well as the ability of blood centers to obtain appropriate FDA licenses and adequate reimbursement for such systems. Cerus believes that market acceptance of the INTERCEPT Blood Systems will also depend upon the extent to which physicians, patients and health care payors perceive that the benefits of using blood components treated with the systems justify the additional costs and processing requirements in a blood supply that has become safer. While Cerus believes that the INTERCEPT Blood Systems are able to inactivate pathogens up to concentrations that Cerus believes are present in contaminated blood components when the blood is donated, Cerus cannot be certain that contamination will never exceed such levels. Cerus does not expect that the INTERCEPT Blood Systems will be able to inactivate all known and unknown infectious pathogens, and the inability to inactivate certain pathogens may affect the market acceptance of the systems. INTERCEPT Blood Systems may not gain any significant degree of market acceptance among blood centers, physicians, patients and health care payors, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained.

    If appropriate regulatory approvals are received, Baxter will be responsible for the worldwide marketing, sales and distribution of the INTERCEPT Blood Systems. Cerus does not currently maintain, nor does it intend to develop, its own marketing and sales organization but instead expects to continue to rely on Baxter to market and sell the INTERCEPT Blood Systems. If Baxter is not successful in marketing the INTERCEPT Blood Systems, we will not receive revenue from the systems and our business will suffer.

Competition

    Cerus believes that the INTERCEPT Blood Systems have certain competitive advantages over competing pathogen inactivation methods which are either on the market, or in development. The INTERCEPT Blood Systems are designed for use in blood centers, to integrate with current blood collection, processing and storage procedures. Competing products in development or currently on the market, such as solvent-detergent treated plasma, use centralized processing, taking the blood product away from the blood center. The INTERCEPT Blood Systems are designed for use with single units of blood products. Many potential competitors utilize a pooling process prior to pathogen inactivation, which significantly increases the risk of contamination by pathogens which are not inactivated. Additionally, the INTERCEPT Blood Systems are being developed for each of the three transfused blood components—platelets, plasma and red blood cells. There are currently no competitors that have pathogen inactivation methods in clinical trials for all three of these components. In addition to competition from other pathogen inactivation methods, Cerus expects to encounter competition from other approaches to blood safety, including methods of screening blood products for pathogens.

    Cerus believes that the primary competitive factors in the market for pathogen inactivation of blood products will include the breadth and effectiveness of pathogen inactivation processes, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. Cerus believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The biopharmaceutical field is characterized by rapid and significant technological changes. Accordingly, Cerus' success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that Cerus' product development efforts will result in any commercially successful products.

Patents, Licenses and Proprietary Rights

    Cerus' success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of Cerus. Cerus' policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. As of December 31, 2000, Cerus owned 51 issued or allowed United States patents and 54 issued or allowed foreign patents. Cerus' patents expire at various dates between 2003 and 2018. In addition, Cerus has 18 pending United States patent applications and has filed 15 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which six are also pending in China. Proprietary rights relating to Cerus' planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, Cerus will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed to, Cerus will result in patents being issued. In addition, the laws of certain foreign countries do not protect Cerus' intellectual property rights to the same extent as do the laws of the United States.

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

    Cerus is a licensee under a license agreement with Emory University with respect to two United States patents covering inventions related to its ACIT program. The license provides for Cerus to make certain future milestone payments to Emory as well as royalties on any sales of products using the licensed technology.

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

    Cerus believes the INTERCEPT Blood Systems will be regulated by the FDA as medical devices. It is also possible, however, that the FDA will decide to regulate the INTERCEPT Blood Systems as biologics, as drugs, as combination products including drugs or biologics and one or more medical devices, or as drugs or biologics with one or more medical devices (i.e., the blood bags and light source) requiring separate approval or clearance. Whether the FDA regulates the INTERCEPT Blood Systems as devices or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Research will be principally responsible for regulating the INTERCEPT Blood Systems.

    Before a medical device may be marketed in the United States, the FDA must clear a premarket notification (a 510(k)) or approve a PMA for the product. Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product. Before a biologic may be marketed in the United States, the FDA must approve a Biologic License Application (BLA). Before a combination product can be marketed in the United States, it must have an approved PMA, NDA or BLA, depending on which statutory authority the FDA elects to use.

    Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a medical device, biologic, drug, a combination product, or a combination thereof. The steps required before a medical device, drug or biologic may be approved for marketing in the United States pursuant to a PMA, NDA or BLA, respectively, generally include (i) pre-clinical laboratory and animal tests, (ii) submission to the FDA of an investigational device exemption (IDE) (for medical devices) or an investigational new drug application (IND) (for drugs or biologics) for human clinical testing, which must become effective before human clinical trials may begin, (iii) appropriate tests to show the product's safety, (iv) adequate and well-controlled human clinical trials to establish the product's safety and efficacy for its intended indications, (v) submission to the FDA of a PMA, NDA or BLA, as appropriate and (vi) FDA review of the PMA, NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses. In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless compliance with current Good Manufacturing Practices (cGMP) or Quality System Regulation requirements is satisfactory. The steps required before a medical device may be cleared for marketing in the United States pursuant to a 510(k) are likely to be the same, except that instead of conducting tests to demonstrate safety and efficacy, data, including clinical data if necessary, must be obtained to show that the product is substantially equivalent to a legally marketed device, and the FDA must make a determination of substantial equivalence rather than a determination that the product is safe and effective. Cerus believes the FDA will require a PMA for each of the INTERCEPT Blood Systems. Cerus' European investigational plan is based on the INTERCEPT Platelet System and INTERCEPT Plasma System being categorized as Class III drug/device combination under the Medical Device Directives (MDD) of the European Union. However, there can be no assurance that this approach will be accepted by European authorities. The European Union requires that medical devices affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with the MDD. Failure to receive CE Mark certification will prohibit Cerus from selling its products in the European Union. Individual European countries may require additional in-country studies to support an approval to market the products in such countries.

    In addition to the regulatory requirements applicable to Cerus and its products, there are regulatory requirements applicable to Cerus' prospective customers, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA before using the INTERCEPT Blood Systems. There can be no assurance that any blood centers will be able to obtain the required licenses on a timely basis, or at all.

    To support Cerus' requests for regulatory approval to market the INTERCEPT Blood Systems, Cerus conducts various types of studies, including toxicology studies to evaluate product safety, laboratory and animal studies to evaluate product effectiveness and human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components. Cerus believes that, in deciding whether each of the INTERCEPT Blood Systems is safe and effective, the regulatory authorities are likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and the regulatory authorities will weigh the system's safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. Cerus has conducted many toxicology studies designed to demonstrate the INTERCEPT Blood Systems' safety, and will be required to conduct additional studies, including three month tolerability studies for the INTERCEPT Plasma System and various studies to evaluate the safety of the S-303 compound. There can be no assurance that regulatory authorities will not require further toxicology or other studies of Cerus' products. Based on discussions with the FDA and European regulatory authorities, Cerus believes that it will be required to provide data from human clinical studies to demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components, but that only data from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system's efficacy in inactivating pathogens. In light of these criteria, Cerus' clinical trial programs for the INTERCEPT Blood Systems consist of studies that differ from typical Phase I, Phase II and Phase III clinical studies.

    Cerus plans to conduct an additional 20 patient clinical trial of the INTERCEPT Platelet System for buffy coat platelets in Europe to qualify its commercial configuration. Completion of this trial will be necessary before the system can receive marketing approval in Europe. In order to obtain European regulatory approval of the system for apheresis donor platelets, Cerus plans to perform an additional 40 patient clinical trial. Cerus cannot be certain that these studies will be successful or that European regulatory authorities will not require additional studies.

    The 600 patient Phase III SPRINT trial is being conducted using prototype system disposables and ultraviolet light sources. Cerus plans to perform laboratory studies to demonstrate equivalency between the prototype and the commercial configuration. Cerus cannot be certain that these studies will be successful or the FDA will not require additional studies, which could delay commercialization. If Cerus decides to seek FDA approval of the INTERCEPT Platelet System for use in treating pooled random donor platelets, Cerus may be required by the FDA to conduct additional clinical studies. In addition, there currently are three principal manufacturers of automated apheresis collection equipment, including Baxter. The equipment of each manufacturer collects platelets into plastic disposables designed for that equipment; thus, a pathogen inactivation system designed for disposables used by one manufacturer will not necessarily be compatible with other manufacturers' collection equipment. Cerus intends initially to seek FDA approval of the INTERCEPT Platelet System configured for Baxter's apheresis collection equipment. If Cerus determines that compatibility with other equipment is desirable, it will need to develop additional processing procedures. Cerus believes that the FDA may also require supplemental clinical data before approving its system for use with platelets collected using other equipment.

    Cerus also is conducting its Phase III clinical trials of the INTERCEPT Plasma System using prototype system disposables and ultraviolet light sources. Cerus plans to perform laboratory studies to demonstrate equivalency to the commercial configuration. Cerus cannot be certain that the FDA will not require additional studies, which could delay commercialization.

Health Care Reimbursement and Reform

    The future revenue and profitability of biopharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of the United States and foreign governments and third-party payors to contain or reduce costs of health care through various means. In the United States, given federal and state government initiatives directed at lowering the total cost of health care, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of pharmaceuticals and on the reform of the Medicare and Medicaid systems.

    Cerus' ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. The trend toward managed health care in the United States and other countries and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result affect the prices for Cerus' products.

Employees

    As of March 15, 2001, Cerus had 154 employees, 105 of whom were engaged in research and development and 49 in general and administrative. No employees of Cerus are covered by collective bargaining agreements, and Cerus believes that its relationship with its employees is good.

RISK FACTORS

    Cerus' business faces significant risks. These risks include those described below and may include additional risks of which Cerus is not currently aware or which Cerus currently does not believe are material. If any of the events or circumstances described in the following risks actually occurs, Cerus' business, financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

Our products are in development, and there is a high risk of failure.

    We have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration and international regulatory authorities can approve them for commercial use. Our platelet, fresh frozen plasma, red blood cell and stem cell transplantation programs are undergoing clinical testing. Our other programs are still in the early stages of research and development. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file applications for product approval with the FDA and foreign regulatory agencies. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

If our pre-clinical and clinical trials are not successful, we will be unable to commercialize our products and generate revenue.

    We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate our products are safe and effective before they can be approved for commercial sale. It may take us several years to complete our testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to necessarily predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to a program are successful.

We may fail to complete our clinical trials on time or be unable to complete them at all.

    We typically rely on third-party clinical investigators to conduct our clinical trials and on other third-party organizations to perform data collection and analysis. As a result, we have less control over certain aspects that may delay:

  •
  obtaining approvals from a study site's review board;

  •
  training and qualifying personnel at the study site; and

  •
  enrolling qualified subjects.

    In addition, some of our clinical trials involve patient groups with rare medical conditions, which may make it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Our product development costs will increase if we have delays in testing or approvals. Significant clinical trial delays could allow competitors to bring products to market before we do and impair our ability to commercialize our products.

Because our product candidates have not been manufactured on a commercial scale, we face manufacturing uncertainties that could limit their commercialization.

    Our product candidates, and many of their components, have never been manufactured on a commercial scale. We intend to use third-party manufacturers to produce commercial quantities of the inactivation compounds to be used in our products. These compounds have never been produced in commercial quantities. The manufacturers will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that their commercial scale manufacturing processes comply with government regulations. It may be difficult or impossible to economically manufacture our products on a commercial scale.

    Baxter is responsible for manufacturing and assembling our pathogen inactivation systems. Baxter intends to rely on third parties to manufacture and assemble system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has not produced the pathogen inactivation systems in commercial quantities and may not be able to manufacture and assemble them on an economical basis.

We depend on a limited number of suppliers to manufacture our product candidates and their components.

    A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. We have contracted with one manufacturer to provide enough S-59, the inactivation compound we use in our platelet and fresh frozen plasma systems, to meet our anticipated clinical trial and product development requirements. We have contracted with one manufacturer to produce an intermediate compound, S-301, which is used by another manufacturer which is producing S-303, the inactivation compound we use in our red blood cell systems. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. Also, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations.

    Baxter intends to purchase certain key components of the pathogen inactivation systems from a limited number of suppliers. While we believe there are alternative suppliers for these components, it would be expensive and time-consuming to establish additional or replacement suppliers for these components. If Baxter were unable to find adequate suppliers for these components, we may be required to redesign the systems, which could lead to additional testing and clinical trials. If we were required to redesign the products, our development costs would increase, and our programs could be delayed significantly.

Our products may not achieve acceptance in the health care community.

    Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost, because the blood supply has become safer. We believe that our ability to successfully commercialize products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, our products may not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. In addition, for logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. If our products fail to achieve market acceptance, we may never become profitable.

We will need to develop and test additional configurations of our platelet pathogen inactivation system to address the entire market.

    We are developing our platelet pathogen inactivation system in the United States to treat apheresis platelets collected on Baxter's automated collection platform. Apheresis platelets are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, with the remainder prepared from pooled random donor platelets using a manual process. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems compatible with random donor platelets. If we are required to develop a platelet pathogen inactivation system compatible with random donor platelets, or if we decide to address the random donor platelet market in the United States, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not at hospitals, and is intended to permit storage of platelets for five days after treatment and pooling. The FDA's time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets.

    Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We are conducting our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter's equipment and materials. As a result, market acceptance of our platelet system for apheresis platelets will depend on market acceptance of Baxter's collection equipment. Blood centers using other equipment may be reluctant to replace their existing equipment, and the regulatory agencies may require us to make our systems compatible with other equipment. If we are required to develop platelet pathogen inactivation systems compatible with other manufacturers' equipment, or if we decide to address this broader market, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful.

    We are conducting our pre-clinical and clinical studies for buffy coat platelets collected using only Baxter's platelet collection and pooling materials. As a result, market acceptance in Europe of our platelet system for buffy coat platelets will depend on market acceptance of Baxter's platelet collection and pooling sets. We plan to conduct a clinical trial of our pathogen inactivation system for apheresis platelets in Europe using only Baxter's equipment and materials. As a result, market acceptance of our platelet system for apheresis platelets in Europe will depend on market acceptance of Baxter's collection equipment.

A small number of customers will determine market acceptance of our products.

    The market for our pathogen inactivation systems is dominated by a small number of blood collection centers. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood and blood components. Other major United States blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation's supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. Failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenues.

We rely heavily on Baxter for development funding, manufacturing, marketing and sales.

    We have development and commercialization agreements with Baxter for our platelet, fresh frozen plasma and red blood cell pathogen inactivation systems, and we rely on Baxter for significant financial and technical contributions to these programs. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter's performance under these agreements.

  •
  Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. A development program under the agreements may be terminated by either party on 90 days' notice in the case of the platelet program, or 270 days' written notice in the case of the FFP or red blood cell program. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly which would cause us to incur additional expenditures.

  •
  We rely on Baxter for manufacturing and supplying components of our pathogen inactivation systems. Under the terms of our agreements, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If these agreements were terminated or if Baxter otherwise failed to deliver an adequate supply of components, we would be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could adversely affect the timely submission of INTERCEPT Blood Systems for regulatory approval or the market introduction and subsequent sales of such systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that we would receive any such required regulatory approvals.

  •
  We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We do not have and currently do not plan to develop our own marketing and sales organization. Instead, we plan to rely on Baxter to market and sell the pathogen inactivation systems. If our joint development agreements with Baxter are terminated or if Baxter is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would delay commercialization of our pathogen inactivation systems and increase our costs.

  •
  We share control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a management board that has equal representation from both Baxter and us. Our interests and Baxter's may not always be aligned. Disagreements with Baxter may be time-consuming to resolve, and cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using their pre-existing methylene blue technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

Our products are subject to extensive regulation by domestic and foreign governments.

    Our products under development and anticipated future products are subject to extensive and rigorous regulation by United States local, state and federal regulatory authorities and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

  •
  product development;

  •
  product testing;

  •
  product manufacturing;

  •
  product labeling;

  •
  product storage;

  •
  product premarket clearance or approval;

  •
  product sales and distribution;

  •
  product use standards and documentation; and

  •
  product advertising and promotion.

    The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain. The time required for regulatory approvals is uncertain and the process typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all.

    Even if our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices. The failure to comply with these requirements could result in enforcement action, which could harm our business. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant expense. The government may impose new regulations which could further delay or preclude regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action.

    Distribution of our products outside the United States also is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings.

    To support our requests for regulatory approval to market our product candidates, we intend to conduct various types of studies including:

  •
  toxicology studies to evaluate product safety;

  •
  laboratory and animal studies to evaluate product effectiveness; and

  •
  human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components.

    We have conducted many toxicology studies to demonstrate our product candidates' safety, and we plan to conduct additional toxicology studies throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products' safety, which could delay commercialization. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. In addition, our clinical development plan assumes that we will not be required to perform human clinical studies to demonstrate our systems' ability to inactivate pathogens. Although we have discussed this plan with the FDA and other regulatory authorities, they may find it unacceptable at any time and may require human clinical trials to demonstrate efficacy in inactivating pathogens. Trials of this type may be too large and expensive to be practical.

    Regulatory agencies may limit the uses, or indications, for which any of our products is approved. For example, we believe that we will be able to claim the inactivation of particular pathogens only to the extent we have laboratory or animal data to support such claims. After regulatory approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

    In addition to the regulatory requirements applicable to us and our products, there are regulatory requirements applicable to our prospective customers, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA before using products processed with our pathogen inactivation systems. This requirement or FDA delays in approving these supplements may deter some blood centers from using our products. Blood centers that do submit supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

We are using prototype components in our clinical trials and have not completed their commercial design.

    The system disposables and ultraviolet light sources we use in our clinical trials are prototypes. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the equivalence of the prototype and the commercial design. However, regulatory agencies may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may increase our expenses and delay the commercialization of our products. If we fail to develop commercial versions of the systems on schedule, our competitors may be able to bring products to market before we do, which would delay or diminish our potential revenues.

We have only a limited operating history and we expect to continue to generate losses.

    We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of December 31, 2000, we had an accumulated deficit of approximately $123.7 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter and the Consortium for Plasma Science and from federal research grants. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance. Our ability to become profitable will depend on our ability to, among other things:

  •
  complete our product development;

  •
  obtain product regulatory approvals:

  •
  achieve market acceptance for our products; and

  •
  establish adequate protection of our intellectual property rights.

We will need additional funds.

    Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter, the Consortium, Kirin and federal research grants and projected interest income, will support our current and planned operations for at least the next 18 months. Our cash, liquidity and capital requirements will depend on many factors, including additional research and development needs, product testing results, regulatory requirements, competitive pressures and technological advances and setbacks.

    We may require substantial additional funds for our long-term product development, marketing programs and operating expenses. We do not know if we will be able to raise additional funds on acceptable terms. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

We operate in a competitive industry with rapidly changing technology.

    We expect our products to encounter significant competition. Our products may compete with other approaches to blood safety and improving the outcome of stem cell transplantation currently in use, as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers and governmental organizations and agencies. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development is risky and uncertain, and we cannot assure you that we will develop our products successfully. Competitors' products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial and other resources than we have. They may also have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. Our ability to compete successfully will depend, in part, on our ability to:

  •
  attract and retain skilled scientific personnel;

  •
  develop technologically superior products;

  •
  develop lower cost products;

  •
  obtain patent or other proprietary protection for our products and technologies;

  •
  obtain required regulatory approvals for our products;

  •
  be early entrants to the market; and

  •
  manufacture, market and sell our products, independently or through collaborations.

    Several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in various blood components. In May 1998, the FDA approved solvent-detergent for use in treating FFP in the United States. If the treatment of FFP by solvent-detergent becomes a widespread practice, which has not happened to date, it could impair our ability to market our FFP pathogen inactivation system in the United States. At least one other company is currently marketing solvent-detergent based pathogen inactivation systems for FFP in Europe.

    Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets. Development of any of these technologies could impair the potential market for our products.

Failure to attract and retain key employees will impair our business.

    Because of the scientific nature of our business, we depend on the principal members of our management and scientific staff. Our success will depend largely on our ability to attract and retain highly skilled scientific and managerial personnel. Competition for scientific and managerial personnel is particularly intense in the San Francisco Bay Area where we, together with numerous other life sciences companies, universities and research institutions, maintain our operations. The failure to maintain our management and scientific staff and to attract additional key personnel could significantly impede achievement of our research and development and commercialization objectives. Although we intend to provide incentive compensation to attract and retain our key personnel, we cannot guarantee these efforts will be successful.

We may not be able to protect our intellectual property or operate our business without infringing intellectual property rights of others.

    Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

  •
  obtain patents;

  •
  protect trade secrets;

  •
  operate without infringing upon the proprietary rights of others; and

  •
  prevent others from infringing on our proprietary rights.

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

    We cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and commercialization of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents or we may not be able to proceed with the development, manufacture or sale of our products.

    We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could be expensive and time consuming, and we could be unsuccessful in our efforts to enforce our intellectual property rights.

    We may rely, in certain circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with employees and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may also arise as to the rights in related or resulting know-how and inventions.

We may be liable if our products harm people.

    We are exposed to potential liability risks inherent in the testing and marketing of medical devices and products. We may be liable if any of our products causes injury, illness or death. We intend to obtain product liability insurance before the commercial introduction of any product, but do not know whether we will be able to obtain and maintain such insurance on acceptable terms. Any insurance we obtain may not provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

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

    The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

  •
  biological or medical discoveries;

  •
  technological innovations or new commercial services by us or our competitors;

  •
  developments concerning proprietary rights, including patents and litigation matters;

  •
  regulatory developments in both the United States and foreign countries;

  •
  public concern as to the safety of new technologies;

  •
  general market conditions;

  •
  comments made by analysts, including changes in analysts' estimates of our financial performance; and

  •
  quarterly fluctuations in our revenue and financial results.

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

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though an acquisition may be beneficial to our stockholders.

    Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

  •
  establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least two-thirds of our capital stock;

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

  •
  limit who may call a special meeting of stockholders;

  •
  prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

  •
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

    In November 1999, our board of directors adopted a stockholder rights plan, commonly known as a "poison pill." The provisions described above, our poison pill and provisions of the Delaware General Corporation Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.

Item 2. Properties

    Cerus leases approximately 21,400 square feet for its main office facility in Concord, California. The lease of the main facility extends through July 2004 with options to renew for two additional three-year periods. Cerus also has leases for approximately 17,400 square feet and approximately 9,900 square feet at two facilities, both of which contain laboratory and office space and are located near its main building in Concord. These leases extend through June 2004, with one five-year renewal option, and January 2005, respectively. In addition, Cerus has a lease for approximately 11,300 square feet of office space in a facility located near its main building in Concord. This lease extends through August 31, 2001 with five one-year renewal options. Cerus believes that its current facilities and available additional space will be adequate for the foreseeable future.

Item 3. Legal Proceedings

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    Cerus' common stock is traded on the Nasdaq National Market under the symbol "CERS." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 1999:
First Quarter	33 7/8	19
Second Quarter	24 3/4	15 1/4
Third Quarter	29 3/8	20 3/8
Fourth Quarter	31 1/8	20 13/16
Year Ended December 31, 2000:
First Quarter	78 1/2	24 5/8
Second Quarter	55 7/16	25
Third Quarter	64 1/2	42 1/2
Fourth Quarter	81 7/8	42 3/4

    On March 15, 2001, the last reported sale price of Cerus' common stock on the Nasdaq National Market was $52.25 per share. On March 15, 2001, Cerus had approximately 193 holders of record of common stock.

    Cerus has not paid dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data

    The following table summarizes certain selected financial data for the fiscal year ended December 31, 2000. The information presented should be read in conjunction with the financial statements and notes included elsewhere herein. The selected financial data for the periods prior to the financial statements included herein are derived from audited financial statements.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,851	$2,408	$2,903	$6,851	$3,609
Operating expenses:
Research and development	34,823	22,514	29,783	19,569	12,080
General and administrative	7,160	4,837	3,841	3,163	2,200

Total operating expenses	41,983	27,351	33,624	22,732	14,280

Loss from operations	(40,132)	(24,943)	(30,721)	(15,881)	(10,671)
Net interest income	4,099	2,315	1,163	1,217	464

Net loss	$(36,033)	$(22,628)	$(29,558)	$(14,664)	$(10,207)

Net loss per share-basic and diluted(1)	$(2.75)	$(2.04)	$(3.17)	$(1.76)	$(5.98)
Shares used in computing net loss per share-basic and diluted(1)	13,086	11,102	9,325	8,352	1,706

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$90,260	$40,419	$19,802	$21,581	$6,002
Working capital	78,884	31,951	537	21,374	2,653
Total assets	94,161	41,780	20,934	27,315	8,812
Capital lease obligations, less current portion	84	115	12	43	92
Redeemable convertible preferred stock	5,000	5,000	5,000	—	—
Accumulated deficit	(123,728)	(87,518)	(64,428)	(34,870)	(20,206)
Total stockholders' equity (deficit)	76,921	27,959	(3,656)	22,475	4,839

(1)
See Note 1 of Notes to Financial Statements for a description of the method used in computing the net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of Cerus should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Results for the periods presented are not necessarily indicative of future results.

Overview

    Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology. Cerus has been unprofitable since inception and, as of December 31, 2000, had an accumulated deficit of approximately $123.7 million. All of Cerus' product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the INTERCEPT Blood Systems. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the INTERCEPT Blood Systems is provided by Baxter based on an annual budgeting process. There can be no assurance that these agreements will not be modified or terminated.

    Agreement with Baxter for the development the INTERCEPT Platelet System.  Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Platelet System for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Platelet System following regulatory approval. The agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the program.

    Agreement with Baxter for the development of the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System.  Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Red Blood Cell System and the INTERCEPT Plasma System for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion. This agreement provides for Baxter and Cerus generally to share INTERCEPT Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

    From inception through December 31, 2000, Cerus has received $46.7 million in equity investments from Baxter and has recognized $23.1 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

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

Results of Operations

2000 Compared with 1999

    Revenue.  Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus' development and commercialization agreements with Baxter and development agreements with the Consortium and Kirin, and payments from the United States government under research grant programs and cooperative agreements. For the year ended December 31, 2000, development revenue from Baxter and the Consortium decreased 4% to $1.6 million from $1.7 million for 1999. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. The decrease in development funding was primarily a result of reduced spending by Cerus on the source plasma program in 2000.

    Government grant revenue decreased 69% to $0.2 million for 2000, compared to $0.7 million for 1999. Cerus' grant from the National Institutes of Health expires in 2002. In February 2001, Cerus was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. This cooperative agreement expires in 2003. There can be no assurance that Cerus will receive additional government grants in the future.

    Research and Development Expenses.  Research and development expenses increased 55% to $34.8 million for 2000 from $22.5 million for 1999. The increase was primarily due to the addition of scientific personnel, increased costs for clinical trials and contract research and increased expenses incurred for fee-for-service development activities at Baxter relating to the FFP program. Cerus anticipates that its research and development expenses will continue to increase as Phase III clinical trials of the INTERCEPT Platelet System and INTERCEPT Plasma System conclude, applications are prepared and filed for regulatory approval of these systems, additional clinical trials of the INTERCEPT Red Blood Cell System are initiated and as research and development activity relating to its other programs increases.

    General and Administrative Expenses.  General and administrative expenses increased 48% to $7.2 million for 2000 from $4.8 million for 1999. The increase was primarily attributable to the addition of administrative personnel associated with the expansion of Cerus' operations and increased outside consultant expenses. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

    Net Interest Income.  Net interest income increased 77% to $4.1 million for 2000 from $2.3 million for 1999. The increase was attributable primarily to increased average cash and investment balances related to proceeds from the private placement of common stock to accredited investors, including Baxter, in February 2000 and the private placement of common stock to an institutional investor in August 2000. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

1999 Compared with 1998

    Revenue.  For the year ended December 31, 1999, development revenue from Baxter and the Consortium decreased 20% to $1.7 million from $2.1 million for 1998. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. The decrease in revenue from Baxter was primarily a result of Cerus being solely responsible for funding the FFP program in 1999, whereas Baxter partially funded this program in 1998. Additionally, development revenue from Baxter for the red blood cell pathogen inactivation system for 1999 was significantly less than in 1998, as Baxter's relative share of expenses for this program increased in 1999. Decreased revenue from Baxter was partially offset by $0.8 million of development revenue from the Consortium in 1999. Cerus did not recognize any revenue from the Consortium in 1998.

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

    Net Interest Income.  Net interest income increased 99% to $2.3 million for 1999 from $1.2 million for 1998. The increase was attributable primarily to increased average cash balances related to proceeds from Cerus' public offering of common stock in April 1999 and private placements of common and preferred stock to Baxter in 1999.

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

    In April 1999, Cerus completed a public offering of 2,200,000 shares of common stock at $21.00 per share and received net proceeds of $42.7 million, after deducting offering expenses. Also in April 1999, Cerus sold 62,912 shares of common stock to Baxter pursuant to Cerus' achievement of a development milestone. The purchase price was $31.79 per share, for an aggregate purchase price of $2.0 million.

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

    At December 31, 2000, Cerus had cash, cash equivalents and short-term investments of approximately $90.3 million.

    Net cash used in operating activities was $32.0 million in 2000, compared to $33.3 million in 1999. The use of cash primarily resulted from a net loss of $36.0 million offset by changes in other operating balances. Net cash provided by investing activities in 2000 of approximately $15.9 million resulted principally from the sale and maturities of $37.1 million of short-term investments offset by purchases of $18.7 million of short-term investments and the purchase of $2.6 million of furniture and equipment. Working capital increased to $78.9 million at December 31, 2000 from $32.0 million at December 31, 1999, primarily due to increased cash balances from financing and investing activities, partially offset by a decrease in short-term investment balances.

    Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next 18 months. These near-term capital requirements are dependent on various factors, including the development progress of the INTERCEPT Blood Systems and other programs; payments by Baxter, the Consortium, Kirin and the United States government; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors and on Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the INTERCEPT Blood Systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. Capital may not be available on favorable terms, or at all. There can be no assurance that Cerus will be able to meet its capital requirements for this or any other period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at December 31, 2000 and 1999 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus' investments balance of $90.3 million at December 31, 2000, approximately 80% have original maturity dates of less than 90 days, 12% have original maturities of 90 days to one year and the remaining balance have maturities of two years or less. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

Item 8. Financial Statements and Supplemental Data

    The Company's financial statements, together with related notes and report of Ernst & Young LLP, independent auditors, are listed in Item 14(a) and included herein beginning on page 45.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information regarding Cerus' directors and officers, and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the captions "Election of Directors," "Management" and "Compliance with the Reporting Requirements of Section 16(a)" in the Company's proxy statement for use in connection with the annual meeting of stockholders to be held on May 23, 2001 (the "Proxy Statement") and is incorporated herein by reference. Cerus intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days after the end of Cerus' 2000 fiscal year.

Item 11. Executive Compensation

    The information required by this item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference from the information set forth under the option "Certain Transactions" in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    The following documents are being filed as part of this report on Form 10-K:

(a)
Financial Statements.

    Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)
No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)
Exhibits

Exhibit Number	Description of Exhibit
3.1.1(4)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.
3.2(1)	Bylaws of Cerus.
10.1(1)	Form of Indemnity Agreement entered into between Cerus and each of its directors and executive officers.
10.2(1)*	1996 Equity Incentive Plan.
10.3(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.
10.4(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.
10.5(1)*	1996 Employee Stock Purchase Plan Offering.
10.14(1)	Series E Preferred Stock Purchase Agreement, dated April 1, 1996, between Cerus and Baxter Healthcare Corporation.
10.15(1)	Common Stock Purchase Agreement, dated September 3, 1996 between Cerus and Baxter Healthcare Corporation.
10.16(1)	Amended and Restated Investors' Rights Agreement, dated April 1, 1996, among Cerus and certain investors.
10.17†(1)	Development, Manufacturing and Marketing Agreement, dated December 10, 1993 between Cerus and Baxter Healthcare Corporation.
10.21(1)	Industrial Real Estate Lease, dated October 1, 1992, between Cerus and Shamrock Development Company, as amended on May 16, 1994 and December 21, 1995.
10.22(1)	Real Property Lease, dated August 8, 1996, between the Registrant and S.P. Cuff.
10.23(1)	Lease, dated February 1, 1996, between Cerus and Holmgren Partners.
10.24(1)	First Amendment to Common Stock Purchase Agreement, dated December 9, 1996, between Cerus and Baxter Healthcare Corporation.
10.25†(1)	Amendment, dated as of January 3, 1997, to the Agreement filed as Exhibit 10.17.
10.26(1)	Memorandum of Agreement, dated as of January 3, 1997, between Cerus and Baxter Healthcare Corporation.
10.27(6)†	License Agreement, dated as of November 30, 1992, by and among the Company, Miles Inc. and Diamond Scientific Corporation.

10.28†(2)	Amendment to Development, Manufacturing and Marketing Agreement, dated as of March 6, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.29(3)	Series A Preferred Stock Purchase Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.30(3)	Series B Preferred Stock Purchase Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.31(3)	Memorandum of Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.32(3)	Second Amendment to Development, Manufacturing and Marketing Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.33†(3)	Development, Manufacturing and Marketing Agreement, dated April 1, 1996, by and between Cerus and Baxter Healthcare Corporation, as amended and restated June 30, 1998.
10.34(4)	Stockholder Rights Plan, dated November 3, 1999.
10.35(5)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.
10.36*	Employment Agreement between Cerus and Howard G. Ervin.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

†
Certain portions of this exhibit are subject to a confidential treatment order.

*
Compensatory Plan.

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

(3)
Incorporated by reference to Cerus' Current Report on Form 8-K, dated June 30, 1998.

(4)
Incorporated by reference to Cerus' Current Report on Form 8-K, dated November 3, 1999.

(5)
Incorporated by reference to Cerus' Registration Statement on Form S-8, dated August 4, 1999.

(6)
Incorporated by reference to Cerus' Annual Report on Form 10-K for the year ended December 31, 1997.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cerus Corporation

    We have audited the accompanying balance sheets of Cerus Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerus Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Walnut Creek, California
January 25, 2001, except for Note 10, as to which the date is
February 12, 2001

CERUS CORPORATION
BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$71,871,631	$3,537,134
Short-term investments	18,388,850	36,881,664
Accounts receivable from a related party	267,025	—
Other current assets	512,356	238,436

Total current assets	91,039,862	40,657,234
Furniture and equipment at cost:
Laboratory and office equipment	3,277,282	2,229,818
Leasehold improvements	3,242,221	1,668,351

	6,519,503	3,898,169
Less accumulated depreciation and amortization	3,525,622	2,899,121

Net furniture and equipment	2,993,881	999,048
Other assets	127,747	123,968

Total assets	$94,161,490	$41,780,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to a related party	$1,790,690	$531,474
Accounts payable	4,278,750	1,479,905
Accrued compensation and related expenses	1,961,145	1,130,829
Accrued contract research expenses	2,340,758	3,157,359
Accrued cash dividend on preferred stock, payable to a related party	—	462,414
Other accrued expenses	1,753,141	1,913,032
Current portion of capital lease obligations	31,547	31,138

Total current liabilities	12,156,031	8,706,151
Capital lease obligations, less current portion	84,134	115,022
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; 5,000,000 shares authorized: issuable in series; 5,000 shares issued and outstanding at December 31, 2000 and 1999; aggregate liquidation preference of $5,000,000 at December 31, 2000 and 1999	5,000,000	5,000,000
Stockholders' equity:
Preferred stock: issuable in series; 3,327 shares issued and outstanding at December 31, 2000 and 1999; aggregate liquidation preference of $9,495,996 at December 31, 2000 and 1999	9,495,996	9,495,996
Common stock, $.001 par value; 50,000,000 shares authorized: 14,051,762 and 11,744,092 shares issued and outstanding at December 31, 2000 and 1999, respectively	14,052	11,744
Additional paid-in capital	191,139,589	105,976,758
Deferred compensation	—	(7,089)
Accumulated deficit	(123,728,312)	(87,518,332)

Total stockholders' equity	76,921,325	27,959,077

Total liabilities and stockholders' equity	$94,161,490	$41,780,250

See accompanying notes.

CERUS CORPORATION
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2000	1999	1998
Revenue:
Development funding from related parties	$1,631,801	$1,692,787	$2,127,413
Government grants	219,424	715,546	775,886

Total revenue	1,851,225	2,408,333	2,903,299
Operating expenses:
Research and development	34,823,614	22,513,960	29,783,285
General and administrative	7,159,821	4,837,490	3,840,816

Total operating expenses	41,983,435	27,351,450	33,624,101

Loss from operations	(40,132,210)	(24,943,117)	(30,720,802)
Interest income (expense):
Interest income	4,124,443	2,336,623	1,171,903
Interest expense	(25,334)	(21,327)	(9,153)

Net interest income	4,099,109	2,315,296	1,162,750

Net loss	$(36,033,101)	$(22,627,821)	$(29,558,052)

Net loss per share—basic and diluted	$(2.75)	$(2.04)	$(3.17)

Shares used in computing net loss per share—basic and diluted	13,086,401	11,102,226	9,325,269

See accompanying notes.

CERUS CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock					Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 1997	—	$—	9,183,629	$9,184	$57,476,775	$(140,937)	$(34,870,045)	$22,474,977
Issuance of common stock	—	—	159,595	159	2,975,470	—	—	2,975,629
Issuance of common stock under stock option and employee stock purchase plans and warrant exercises	—	—	77,984	78	364,767	—	—	364,845
Common shares reacquired	—	—	(4,365)	(4)	(3,838)	—	—	(3,842)
Amortization of deferred compensation	—	—	—	—	—	90,084	—	90,084
Net loss	—	—	—	—	—	—	(29,558,052)	(29,558,052)

Balances at December 31, 1998	—	—	9,416,843	9,417	60,813,174	(50,853)	(64,428,097)	(3,656,359)
Issuance of common stock	—	—	62,912	62	1,999,911	—	—	1,999,973
Public offering of common stock, net of expenses of $3,523,556	—	—	2,200,000	2,200	42,674,244	—	—	42,676,444
Issuance of Series B preferred stock	3,327	9,495,996	—	—	—	—	—	9,495,996
Issuance of common stock under stock option and employee stock purchase plans and warrant exercises	—	—	78,770	79	499,724	—	—	499,803
Common shares reacquired	—	—	(14,433)	(14)	(10,295)	—	—	(10,309)
Accretion of cash dividend on preferred stock	—	—	—	—	—	—	(462,414)	(462,414)
Amortization of deferred compensation	—	—	—	—	—	43,764	—	43,764
Net loss	—	—	—	—	—	—	(22,627,821)	(22,627,821)

Balances at December 31, 1999	3,327	9,495,996	11,744,092	11,744	105,976,758	(7,089)	(87,518,332)	27,959,077
Issuance of common stock, net of expenses of $1,314,413	—	—	2,200,000	2,200	83,683,387	—	—	83,685,587
Issuance of common stock under stock option and employee stock purchase plans	—	—	108,589	109	1,479,943	—	—	1,480,052
Common shares reacquired	—	—	(919)	(1)	(499)	—	—	(500)
Accretion of cash dividend on preferred stock	—	—	—	—	—	—	(176,879)	(176,879)
Amortization of deferred compensation	—	—	—	—	—	7,089	—	7,089
Net loss	—	—	—	—	—	—	(36,033,101)	(36,033,101)

Balances at December 31, 2000	3,327	$9,495,996	14,051,762	$14,052	$191,139,589	$—	$(123,728,312)	$76,921,325

See accompanying notes.

CERUS CORPORATION
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	1999	1998
Operating activities
Net loss	$(36,033,101)	$(22,627,821)	$(29,558,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626,501	568,245	611,892
Amortization of deferred compensation	7,089	43,764	90,084
Accrued cash dividend on preferred stock, payable to a related party	(176,879)	(462,414)	—
Changes in operating assets and liabilities:
Accounts receivable from a related party	(267,025)	—	4,376,141
Other current assets	(273,920)	73,962	(97,711)
Other assets	(3,779)	(29,432)	17,189
Accounts payable to a related party	1,259,216	(12,187,327)	12,718,801
Accounts payable	2,798,845	144,129	36,908
Accrued compensation and related expenses	830,316	148,371	50,467
Accrued contract research expenses	(816,601)	586,359	1,675,000
Accrued cash dividend on preferred stock, payable to a related party	176,879	462,414	—
Other accrued expenses	(159,891)	(25,984)	338,514

Net cash used in operating activities	(32,032,350)	(33,305,734)	(9,740,767)
Investing activities
Purchases of furniture and equipment	(2,621,334)	(700,806)	(304,791)
Purchases of short-term investments	(18,657,150)	(71,864,541)	(29,261,767)
Sale of short-term investments	2,500,000	4,114,471	—
Maturities of short-term investments	34,649,964	44,509,351	25,598,000

Net cash provided by (used in) investing activities	15,871,480	(23,941,525)	(3,968,558)
Financing activities
Net proceeds from sale of preferred stock	—	9,495,996	5,000,000
Net proceeds from issuance of common stock	85,165,639	45,176,220	3,340,474
Repurchase of common stock	(500)	(10,309)	(3,842)
Payment of cash dividend on preferred stock	(639,293)	—	—
Payments on capital lease obligations	(30,479)	(38,602)	(69,815)

Net cash provided by financing activities	84,495,367	54,623,305	8,266,817

Net increase (decrease) in cash and cash equivalents	68,334,497	(2,623,954)	(5,442,508)
Cash and cash equivalents, beginning of period	3,537,134	6,161,088	11,603,596

Cash and cash equivalents, end of period	$71,871,631	$3,537,134	$6,161,088

Supplemental disclosures:
Interest paid	$25,334	$21,327	$9,153

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$141,759	$—

See accompanying notes.

CERUS CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

1. The Company and Its Significant Accounting Policies

Basis of Presentation

    Cerus Corporation (the "Company") (formerly Steritech, Inc.), incorporated on September 19, 1991, is developing medical systems and therapeutics based on the Company's proprietary technology for inactivating disease-causing agents. The Company's most advanced programs are focused on systems to inactivate viruses, bacteria and other pathogens in platelets, fresh frozen plasma ("FFP") and red blood cells intended for transfusion. The Company's technology has potential applications in the health care field beyond pathogen inactivation in blood components. The Company has collaboration agreements with Baxter Healthcare Corporation ("Baxter"), the Pharmaceutical Division of Kirin Brewery Co., Ltd. ("Kirin") and the Consortium for Plasma Science ("the Consortium") (see Note 2). The Company has not received any revenue from product sales, and all revenue recognized by the Company to date has resulted from the Company's agreements with Baxter and the Consortium and federal research grants. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on its pathogen inactivation systems that, together with anticipated general and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

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

Revenue and Research and Development Expenses

    Development funding is in the form of payments made (i) by Baxter to the Company to reimburse the Company for development spending in excess of the levels determined by Baxter and the Company and (ii) by Baxter and the Consortium to reimburse the Company for certain fee-for-service development activities. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to milestones specified under development contracts is recognized as the milestones are achieved. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. There was no revenue related to license fees, milestones or other up-front payments in the years ended December 31, 2000, 1999 and 1998. Research and development costs are expensed as incurred.

    The Company receives certain United States government grants which support the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101, and any change in its revenue recognition policy resulting from SAB 101 is required to be reported as a change in accounting principle in the quarter ended December 31, 2000. The effect of adopting SAB 101 did not have a material affect on the financial statements.

Cash, Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments with original maturities of less than three months to be cash and cash equivalents. Cash equivalents consist principally of short-term money market instruments and commercial paper.

    In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The available-for-sale securities recorded at amounts which approximate fair value at December 31, 2000 and 1999 totaled $90,260,081 and $40,418,398, respectively.

    Unrealized gains and losses at December 31, 2000 and 1999 and realized gains and losses for the years then ended were not material. Accordingly, the Company has not made a provision for such amounts in its balance sheets. The cost of securities sold is based on the specific identification method. Substantially all of the Company's cash, cash equivalents and short-term investments are maintained by three major financial institutions.

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

Stock-Based Compensation

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

    In April 2000, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25" ("FIN 44"). The Company has adopted the provisions of FIN 44. The adoption of these provisions did not materially impact the Company's results of operations.

Income Taxes

    The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share—Basic and Diluted

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

Disclosures About Segments of an Enterprise

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment under this statement, which is the development of biomedical systems to treat blood products, and the required disclosures are reflected in the financial statements.

New Accounting Pronouncements

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was later amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities." FAS 133, as amended, is required to be adopted for the year ending December 31, 2001. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

2. Development Agreements

Agreements with Baxter, a Related Party of the Company

    The Company has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusions (the "Platelet Agreement"). The Platelet Agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for the Company to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. The Platelet Agreement also provides for Baxter to make a $5 million cash milestone payment to the Company upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the platelet system development program.

    The Company also has a development and commercialization agreement with Baxter for the joint development of systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion (the "RBC/FFP Agreement"). The RBC/FFP Agreement provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. The Company is solely responsible for funding FFP system development costs. The RBC/FFP Agreement provides for an equal sharing of revenue from sales of red blood cell inactivation system disposables, and for the Company to receive

75% and Baxter to receive 25% of revenue from sales of FFP inactivation system disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

    As of December 31, 2000, the Company has received $46.7 million in equity investments from Baxter and has recognized approximately $23.1 million in revenue, since inception. Development funding is in the form of balancing payments made between Baxter and the Company to adjust the relative spending of the companies to the levels agreed to by Baxter and the Company and to reimburse each party for fee-for-service development activities.

    As of December 31, 2000, Baxter owned 2,070,337 shares of the common stock of the Company, representing approximately 14.7% of the outstanding common stock. Baxter has agreed that it will not at any time, nor will it permit any of its affiliates, to acquire, other than by conversion of preferred stock, any capital stock of the Company if, after such acquisition, Baxter and its affiliates would own 20.1% or more of the outstanding voting power of the Company. Such restrictions on stock purchases will not apply in the event a third party makes a tender offer for a majority of the outstanding voting securities of the Company or if the Board of Directors of the Company determines to liquidate or sell to a third party substantially all of the assets or a majority of the voting securities of the Company or to approve a merger or consolidation in which the Company's stockholders will not own a majority of the voting securities of the surviving entity.

Agreement with the Consortium for Plasma Science

    In December 1998, the Company and the Consortium for Plasma Science entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies, one of which is Baxter, a related party of the Company. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium is funding development of the Company's proprietary technology for use with source plasma, subject to a periodic review process. Subject to the Consortium meeting certain funding requirements, the Company will pay the Consortium a royalty based on a percentage of product sales, if any. Development activities are ongoing under this agreement, which may be extended periodically upon mutual approval of a development plan and budget. There is no guarantee that the agreement will be extended. The Company recognized $679,359 in development funding from the Consortium during the year ended December 31, 2000.

Agreement with Kirin Brewery Co. Ltd.

    In January 2001, the Company entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on the Company's proprietary technology. Under the terms of the agreement, the Company and Kirin will jointly develop the products. The Company has received an initial license fee of $1 million, and may receive up to $11 million in additional payments upon achievement of development milestones. In addition, Kirin will fund all development expenses for the Asia-Pacific region and 25% of the Company's development activities aimed at obtaining product approval in the United States, up to a maximum of $14.5 million over seven years. Upon product approval, Kirin will market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and the Company will receive a specified share of product revenue. The Company retains all marketing rights in the rest of the world, including the United States and Europe. The Company will receive a royalty and reimbursement of its cost of goods on any product sales in the Asia-Pacific region.

3. Investments

    Available-for-sale securities are recorded at amounts which approximate fair market value. Realized and unrealized gains and losses at December 31, 2000 and 1999 were not material. Investments classified as available-for-sale were as follows:

	December 31,
	2000	1999
Money market mutual funds	$53,428,602	$1,045,320
United States and state government obligations	7,147,023	9,615,817
Commercial paper	29,684,456	29,757,261

Total investments	90,260,081	40,418,398
Less: amounts classified as cash equivalents	(71,871,231)	(3,536,734)

Short-term investments	$18,388,850	$36,881,664

4. Commitments and Contingencies

    The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year which require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments.

    Capital lease obligations represent the present value of future rental payments under capital lease agreements for laboratory and office equipment. The original cost and accumulated amortization on the equipment under capital leases is $172,827 and $94,072, respectively, at December 31, 2000 and $586,753 and $441,698, respectively, at December 31, 1999.

    Future minimum payments under capital and operating leases are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2001	$45,120	$800,550
2002	39,528	685,790
2003	39,528	685,469
2004	19,763	413,654
2005	—	7,257

Total minimum lease payments	143,939	$2,592,720

Amount representing interest	28,258

Present value of net minimum lease payments	115,681
Current portion	31,547

Long-term portion	$84,134

    Rent expense for office facilities and certain equipment was $591,987, $520,994and $641,564 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

5. Preferred Stock

Series A Redeemable Convertible Preferred Stock

    In June 1998, the Company and Baxter entered into an agreement for Baxter to purchase 5,000 shares of Series A preferred stock at $1,000.00 per share. Baxter purchased these shares in July 1998. The holders of Series A preferred stock have no voting rights, except in certain instances. The Company may redeem all or a portion of these shares at the original issuance price upon achievement of certain milestones. If the shares are not redeemed upon achievement of these milestones, each share will be automatically converted into common shares equal to the original issuance price divided by 120% of the average closing price of the common stock during a specified period. Upon termination of the Platelet Agreement, either the Company or the holders of the majority of outstanding Series A preferred stock may require the Company to redeem all Series A preferred stock at the original issuance price. If the shares are not redeemed upon termination, each share will be automatically converted into common shares equal to the original issuance price divided by the average closing price of the common stock during a specified period.

Series B Preferred Stock

    In March 1999, Baxter purchased 3,327 shares of Series B preferred stock for an aggregate purchase price of $9.5 million. At any time after one year from issuance, the holder may convert each share of Series B preferred stock into 100 common shares. From April 1999 until March 2000, a premium equal to 7.0% per annum on the purchase price was accrued. The premium, totaling $639,293, was paid to Baxter in November 2000. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment equal to the aggregate purchase price of the shares redeemed.

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

    In February 2000, the Company completed a private placement of 1,000,000 shares of common stock to accredited investors, including Baxter, which purchased 390,000 shares. The purchase price was $25.00 per share, and the Company received net proceeds of approximately $23.9 million, after deducting offering expenses.

    In August 2000, the Company completed a private placement of 1,200,000 shares of common stock to an institutional investor. The purchase price was $50.00 per share, and the Company received net proceeds of approximately $59.8 million, after deducting offering expenses.

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

    The Company has reserved 240,000 shares of common stock for issuance under its 1998 Non-Officer Stock Option Plan. Under the terms of this plan, options may be granted to employees or consultants at an exercise price of at least 85% of the fair market value per share at the date of grant. The option term is ten years.

    The Company has reserved 2,080,000 shares of common stock for issuance under its 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan provides for grants of ISOs to employees and NSOs, stock bonuses and restricted stock purchase awards to employees, directors and consultants of the Company. The option term is ten years.

    Options granted are immediately exercisable, and unvested (but issued) shares are subject to repurchase by the Company if the holder is no longer employed by the Company. As of December 31, 2000, there were no outstanding shares which were subject to this repurchase provision.

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

	Stock Option Plans			Employee Stock Purchase Plan
	2000	1999	1998	2000	1999	1998
Expected volatility	.8564	.6500	.6267	.8564	.6500	.6267
Risk-free interest rate	4.80%	6.55%	5.75%	4.50%	5.76%	5.75%
Expected life of the option (years)	5	5	5	0.5	0.5	0.5

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the awards' vesting period. The effects of applying FAS 123 on pro forma net loss are not likely to be representative of the effects on reported net loss/income for future years. The Company's reported and pro forma information for the years ended December 31 follows:

	2000	1999	1998
Net loss, as reported	$(36,033,101)	$(22,627,821)	$(29,558,052)
Net loss, pro forma	(43,439,704)	(25,103,291)	(30,271,930)
Net loss per share — basic and diluted, as reported	(2.75)	(2.04)	(3.17)
Net loss per share — basic and diluted, pro forma	(3.32)	(2.25)	(3.25)

    Activity under the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 1997	387,270	$4.380
Granted	558,742	14.788
Cancelled	(8,794)	4.310
Exercised	(18,784)	1.026

Balances at December 31, 1998	918,434	$10.778
Granted	381,450	22.256
Cancelled	(190,075)	12.978
Exercised	(43,033)	4.943

Balances at December 31, 1999	1,066,776	$14.725
Granted	752,525	33.415
Cancelled	(56,889)	21.669
Exercised	(95,013)	11.943

Balances at December 31, 2000	1,667,399	$23.101

    The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $19.761, $11.039, and $7.212 per share, respectively. Options to purchase 1,409,873 shares of common stock were available for future grant.

	Options Outstanding
				Options Vested
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.262—2.721	209,676	5.27	$2.588	209,333	$2.588
$4.082—15.000	61,556	6.58	$11.518	50,526	$10.916
$15.500—23.875	547,815	8.10	$17.452	250,747	$17.163
$24.875—29.250	571,795	8.93	$28.562	168,451	$25.840
$32.688—47.750	186,607	9.55	$42.581	13,311	$38.565
$49.000—59.875	89,950	9.67	$57.191	1,987	$49.000

	1,667,399	8.22	$23.101	694,355	$14.921

Employee Stock Purchase Plan

    The Company has reserved 220,500 shares of common stock for issuance under its Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Employees purchased 12,953, 18,784 and 32,189 shares under the Purchase Plan during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, 135,744 shares were available for issuance. The weighted average fair value of the rights granted during the years ended December 31, 2000, 1999 and 1998 using the Black-Scholes model was $10.260, $4.330 and $2.834, respectively.

7. Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2000	1999
Net operating loss carryforward	$40,900,000	$26,600,000
Research and development credit carryforward	8,400,000	4,800,000
Certain expenses not currently deductible for tax purposes	4,200,000	4,500,000
Accrued liabilities	1,600,000	2,000,000
Capitalized research and development	500,000	600,000
Other	700,000	600,000

Gross deferred tax assets	56,300,000	39,100,000
Valuation allowance	(56,300,000)	(39,100,000)

Net deferred tax assets	$—	$—

    The valuation allowance increased by $17,200,000 and $11,200,000 for the years ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to the increase in the net operating loss and tax credit carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the need for regulatory approval of the Company's products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The valuation allowance at December 31, 2000 includes $1,200,000 related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase in stockholders' equity rather than as a reduction in the income tax provision.

    Although management's operating plans assume, beyond the near-term, taxable and operating income in future periods, management evaluation of all available information in assessing the realizability of the deferred tax assets in accordance with FAS 109, indicates that such plans were subject to considerable uncertainty. Therefore, the valuation allowance was increased to fully reserve the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $105,000,000 for federal and $87,100,000 for state income tax purposes. The Company also had research and development tax credit carryforwards of approximately $6,000,000 for federal income tax purposes and approximately $3,600,000 for state income tax purposes at December 31, 2000. The federal net operating loss and tax credit carryforwards expire between the years 2007 and 2020. The state net operating loss carryforwards expire between the years 2001 and 2010.

    Utilization of the Company's net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8. Retirement Plan

    The Company maintains a defined contribution savings plan (the "401(k) Plan") that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers all employees of the Company. Under the terms of the 401(k) Plan, employees may contribute varying amounts of their annual compensation. The Company may contribute a discretionary percentage of qualified individual employee's salaries, as defined, to the 401(k) Plan. The Company did not contribute to the 401(k) Plan in the years ended December 31, 2000, 1999 and 1998.

9. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(In thousands, except per share data)
Revenue:
Development funding from related parties	$575	$442	$419	$195
Government grants	52	99	69	—

Total revenue	627	541	488	195
Operating expenses:
Research and development	7,071	8,000	9,129	10,623
General and administrative	1,739	1,819	1,599	2,003

Total operating expenses	8,810	9,819	10,728	12,626

Loss from operations	(8,183)	(9,278)	(10,240)	(12,431)
Net interest income	665	800	1,083	1,551

Net loss	$(7,518)	$(8,478)	$(9,157)	$(10,880)

Net loss per share—basic and diluted	$(0.61)	$(0.66)	$(0.69)	$(0.77)
	Three Months Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(In thousands, except per share data)
Revenue:
Development funding from related parties	$552	$233	$719	$189
Government grants	192	201	273	49

Total revenue	744	434	992	238
Operating expenses:
Research and development	4,462	5,414	6,009	6,629
General and administrative	1,023	1,345	1,185	1,284

Total operating expenses	5,485	6,759	7,194	7,913

Loss from operations	(4,741)	(6,325)	(6,202)	(7,675)
Net interest income	255	792	675	593

Net loss	$(4,486)	$(5,533)	$(5,527)	$(7,082)

Net loss per share—basic and diluted	$(0.48)	$(0.48)	$(0.47)	$(0.60)

10. Cooperative Agreement with the Armed Forces of the United States

    In February 2001, the Company was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received the award to develop its pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the terms of the agreement, the Company would receive commercial rights to the discoveries and inventions arising from the research performed under the collaboration.

SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 20th day of March, 2001.

CERUS CORPORATION
By:	/s/ STEPHEN T. ISAACS Stephen T. Isaacs President and Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN T. ISSACS Stephen T. Isaacs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2001
/s/ GREGORY W. SCHAFER Gregory W. Schafer	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	March 20, 2001
/s/ B. J. CASSIN B. J. Cassin	Chairman of the Board	March 20, 2001
/s/ JOHN E. HEARST John E. Hearst	Director	March 20, 2001
/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	March 20, 2001
/s/ PETER H. MCNERNEY Peter H. Mcnerney	Director	March 20, 2001
/s/ DALE A. SMITH Dale A. Smith	Director	March 20, 2001

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.36	Employment Agreement between Cerus and Howard G. Ervin
23.1	Consent of Ernst & Young LLP, Independent Auditors.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplemental Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS