Form 10-Q
period 2001-03-31
CERUS CORP
filed 2001-05-09
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
or
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 YES ☒ NO☐

          As of April 30, 2001 there were 14,119,982 shares of the Registrant’s Common Stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2001

PART I:            FINANCIAL INFORMATION

ITEM I:             FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS
UNAUDITED
(in thousands)

Assets	March 31, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$69,212	$71,871
Short-term investments	10,902	18,389
Accounts receivable from a related party	177	267
Other current assets	1,161	512
Total current assets	81,452	91,039
Furniture and equipment, net of depreciation	2,906	2,994
Other assets	127	128
Total assets	$84,485	$94,161
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$1,828	$1,791
Accounts payable	3,457	4,279
Accrued expenses	6,458	6,055
Deferred revenue	964	-
Current portion of capital lease obligations	29	31
Total current liabilities	12,736	12,156
Capital lease obligations, less current portion	74	84
Redeemable convertible preferred stock	5,000	5,000
Total stockholders’ equity	66,675	76,921
Total liabilities and stockholders’ equity	$84,485	$94,161

See notes to condensed financial statements

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenue:
Milestones and development funding	$1,071	$575
Government grants and cooperative agreements	373	52
Total revenue	1,444	627
Operating expenses:
Research and development	11,318	7,071
General and administrative	2,379	1,739
Total operating expenses	13,697	8,810
Loss from operations	(12,253)	(8,183)
Interest income, net	1,188	665
Loss before provision for income taxes	(11,065)	(7,518)
Provision for income taxes	(100)	-
Net loss	$(11,165)	$(7,518)
Net loss per share - basic and diluted	$(0.79)	$(0.61)
Shares used in computing net loss per share - basic and diluted	14,097	12,282

See notes to condensed financial statements

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Net loss	$(11,165)	$(7,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	141
Amortization of deferred compensation	-	7
Accrued cash dividend on preferred stock, payable to a related party	-	(166)
Changes in operating assets and liabilities:
Accounts receivable from related a party	90	(292)
Other current assets	(649)	7
Other assets	1	-
Accounts payable to a related party	37	413
Accounts payable and accrued expenses	(419)	(268)
Accrued cash dividend on preferred stock, payable to a related party	-	166
Deferred revenue	964	-
Net cash used in operating activities	(10,861)	(7,510)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(192)	(165)
Purchases of short-term investments	(988)	-
Maturities of short-term investments	8,475	17,969
Net cash provided by investing activities	7,295	17,804
Financing activities:
Net proceeds from issuance of common stock	919	24,513
Repurchase of common stock	-	(1)
Payments on capital lease obligations	(12)	(8)
Net cash provided by financing activities	907	24,504
Net increase (decrease) in cash and cash equivalents	(2,659)	34,798
Cash and cash equivalents, beginning of period	71,871	3,537
Cash and cash equivalents, end of period	$69,212	$38,335

See notes to condensed financial statements

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future period.

These financial statements and notes should be read in conjunction with Cerus’ audited financial statements and notes thereto for the year ended December 31, 2000 included in the company’s 2000 Annual Report on Form 10-K.

Note 2 - Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires that all items that are required to be recognized under accounting standards as comprehensive income (revenue, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Cerus does not have material components of other comprehensive income. Therefore, comprehensive loss is equal to net loss for all periods presented.

Note 3 - Net Loss per Share

Cerus’ net loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic and diluted net loss per share has been computed using the weighted average number of common shares outstanding during the period. The effects of outstanding stock options and other convertible securities are excluded from the calculation of diluted net loss per share, as its inclusion would be antidilutive.

Note 4 - Revenue and Research and Development Expenses

Milestone and development funding revenue includes amounts recognized under development agreements with Baxter Healthcare Corporation, Kirin Brewery Company, Limited and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the three months ended March 31, 2001 and 2000 was $845,000 and $575,000, respectively. Development funding revenue is recognized as the related project costs are incurred. Revenue related to milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Research and development expenses are recognized as incurred.

Revenue recognized under agreements with Baxter, Kirin and the Consortium for the three months ended March 31, 2001 and 2000 consisted of the following (in thousands):

	Three Months Ended March 31,
	2001	2000
Milestones	$36	$-
Development funding	1,035	575
Total milestones and development funding	$1,071	$575

ITEM 2:            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with Cerus’ financial statements and accompanying notes included in this report and the company’s 2000 audited financial statements and notes thereto included in its 2000 Annual Report on Form 10-K.   Operating results for the periods presented are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, market acceptance and other factors discussed below and under the caption "Risk Factors" elsewhere in this report. Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Helinx is a trademark of Cerus Corporation.

INTERCEPT Blood System, INTERCEPT Platelet System, INTERCEPT Plasma System and INTERCEPT Red Blood Cell System are trademarks of Baxter International, Inc.

Overview

Cerus Corporation is developing medical systems and therapeutics that provide safer and more effective treatment options to patients. Cerus’ product candidates are based on its proprietary Helinx™ technology for controlling biological replication. Cerus’ most advanced programs are focused on systems to enhance the safety of the world’s blood supply. These INTERCEPT Blood Systems, based on the Helinx technology, are designed to inactivate viruses, bacteria, other pathogens and harmful white blood cells. Cerus is also pursuing therapeutic applications of the Helinx technology to treat and prevent serious diseases.

Cerus is developing the INTERCEPT Platelet System, INTERCEPT Plasma System and the INTERCEPT Red Blood Cell System with its development and marketing partner, Baxter Healthcare Corporation. The INTERCEPT Blood Systems are intended to target and inactivate blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving the therapeutic properties of the blood components intact. The INTERCEPT Blood Systems inactivate a broad array of pathogens and have the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. Cerus believes that the INTERCEPT Blood Systems also have the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood. An estimated four million units of platelets, seven million units of fresh frozen plasma (FFP) and 34 million units of red blood cells are transfused annually in the United States, Western Europe and Japan.

Cerus has completed its European Phase III (CE Mark) clinical trial, called euroSPRITE, of the INTERCEPT Platelet System with random donor platelets and submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe in December 2000. Cerus is conducting a 20 patient ancillary clinical trial in Europe to qualify the system for its commercial configuration. Completion of this trial will be necessary before the system can receive marketing approval in Europe. Cerus is also conducting a 40 patient ancillary clinical trial in Europe to extend qualification of the system to platelets collected by Baxter’s apheresis collection system. Cerus completed its Phase III clinical trial, called SPRINT, of the INTERCEPT Platelet System in the United States in March 2001. The INTERCEPT Plasma System is in Phase III clinical trials in the United States, and the INTERCEPT Red Blood Cell System is in a Phase Ic clinical trial in the United States. Cerus’ allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Cerus’ source plasma pathogen inactivation system and Epstein-Barr Virus (EBV) cellular vaccine program are in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology.  Cerus has been unprofitable since inception and, as of March 31, 2001, had an accumulated deficit of approximately $134.9 million. All of Cerus’ product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus’ ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the INTERCEPT Blood Systems. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the INTERCEPT Blood Systems is provided by Baxter based on an annual budgeting process. These agreements may be modified or terminated.

Agreement with Baxter for development of the INTERCEPT Platelet System. Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Platelet System to inactivate viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above a specified level. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Platelet System following regulatory approval. The agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the program.

Agreement with Baxter for development of the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System. Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Red Blood Cell System and the INTERCEPT Plasma System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion. This agreement provides for Baxter and Cerus generally to share INTERCEPT Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

From inception through March 31, 2001, Cerus has received $46.7 million in equity investments from Baxter and has recognized $23.9 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Kirin.In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus’ Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus has received an initial license fee of $1 million, and may receive additional payments upon achievement of development milestones. In addition, Kirin will fund all development expenses for the Asia-Pacific region and a portion of Cerus’ development activities aimed at obtaining product approval in the United States. Upon product approval, Kirin will market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue, including a royalty and reimbursement of its cost of goods. Cerus retains all marketing rights for the rest of the world, including the United States and Europe.

Agreement with the Consortium for Plasma Science. In December 1998, Cerus and the Consortium for Plasma Science entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium is funding development of Cerus’ proprietary technology for use with source plasma, subject to a periodic review process. Subject to the Consortium meeting certain funding requirements, Cerus will pay the Consortium a royalty based on a percentage of product sales, if any. Development activities are ongoing under this agreement, which may be extended periodically upon mutual approval of a development plan and budget. There is no guarantee that the agreement will be extended.

Results of Operations

Three Month Period Ended March 31, 2001 and 2000

Revenue. Milestone and development revenue from Baxter, Kirin and the Consortium increased 86% to $1.1 million for the three months ended March 31, 2001 from $0.6 million for the comparable period in 2000. The increase was principally from increased development revenue from Baxter for the INTERCEPT Red Blood Cell System, primarily as a result of increased expenses incurred by Cerus relative to Baxter in 2001. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. Cerus recognized milestone and development funding revenue from Kirin in 2001, which also contributed to the increase. Cerus recognized milestone revenue of $36,000 in the three months ended March 31, 2001. There was no milestone revenue recognized in 2000.

Revenue from government grants and cooperative agreements increased 617% to $0.4 million for the three months ended March 31, 2001 from $0.1 million for the comparable period in 2000. The increase was primarily due to revenue recognized from a cooperative agreement with the Armed Forces of the United States entered into in February 2001. Cerus also has a grant from the National Institutes of Health which expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus’ development agreements with Baxter, Kirin and the Consortium, and payments from the United States government under cooperative agreement and research grant programs.

Research and Development Expenses. Research and development expenses increased 60% to $11.3 million for the three months ended March 31, 2001 from $7.1 million for the comparable period in 2000. The increase was due principally to the addition of scientific personnel and consultants and increased costs for clinical trials, pre-clinical safety studies and chemical manufacturing. Cerus anticipates that its research and development expenses will continue to increase as a Premarket Approval (PMA) application is prepared for the INTERCEPT Platelet System, Phase III clinical trials of the INTERCEPT Plasma System continue, additional clinical trials of the INTERCEPT Red Blood Cell System are initiated and research and development activity relating to its other programs increases.

General and Administrative Expenses. General and administrative expenses increased 37% to $2.4 million for the three months ended March 31, 2001 from $1.7 million for the comparable period in 2000. The increase was primarily attributable to the addition of administrative personnel and increased facilities expenses associated with expansion of Cerus’ operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income increased 79% to $1.2 million for the three months ended March 31, 2001 from $0.7 million for the comparable period in 2000. The increase was attributable primarily to increased average cash and investments balances related to proceeds from the private placement of common stock to an institutional investor in August 2000. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

Liquidity and Capital Resources

Cerus’ sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin and the Consortium, United States government grants and interest income.  To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance.

At March 31, 2001, Cerus had cash, cash equivalents and short-term investments of $80.1 million. Net cash used in operating activities was $10.9 million for the three months ended March 31, 2001, compared to $7.5 million for the same period in 2000, resulting primarily from the net loss of $11.2 million during the period, offset by changes in other operating balances. Net cash provided by investing activities during the three months ended March 31, 2001 of $7.3 million resulted principally from the maturities of $8.5 million of short-term investments, offset by the purchases of $1.0 million of short-term investments. Working capital decreased to $68.7 million at March 31, 2001 from $78.9 million at December 31, 2000, primarily due to decreased cash, cash equivalent and short-term investment balances.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next 12 months. These near-term capital requirements are dependent on various factors, including the development progress of the INTERCEPT Blood Systems and other programs; payments by Baxter, Kirin, the Consortium and the federal government; and costs related to creating, maintaining and defending Cerus’ intellectual property position. Cerus’ long-term capital requirements will be dependent on these factors and on Cerus’ ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the INTERCEPT Blood Systems and other products under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. Capital may not be available on favorable terms, or at all. Cerus does not guarantee that it will be able to meet its capital requirements for this or any other period.

Financial Instruments

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at March 31, 2001 and December 31, 2000 were not material. Cerus’ investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus’ investments balance of $80.1 million at March 31, 2001, approximately 86% have original maturity dates of less than 90 days and approximately 5% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

Risk Factors

Cerus’ business faces significant risks. These risks include those described below and may include additional risks of which Cerus is not currently aware or which Cerus currently does not believe are material. If any of the events or circumstances described in the following risks actually occurs, Cerus’ business, financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

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

•            obtaining approvals from a study site’s review board;

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

A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. We have contracted with one manufacturer to provide enough S–59, the inactivation compound we use in our platelet and fresh frozen plasma systems, to meet our anticipated clinical trial and product development requirements. We have contracted with one manufacturer to produce an intermediate compound, S-301, which is used by another manufacturer which is producing S-303, the inactivation compound we use in our red blood cell systems. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. Also, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations.

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

We are developing our platelet pathogen inactivation system in the United States to treat apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, with the remainder prepared from pooled random donor platelets using a manual process. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems compatible with random donor platelets. If we are required to develop a platelet pathogen inactivation system compatible with random donor platelets, or if we decide to address the random donor platelet market in the United States, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not at hospitals, and is intended to permit storage of platelets for five days after treatment and pooling. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets.

Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We are conducting our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter’s equipment and materials. As a result, market acceptance of our platelet system for apheresis platelets will depend on market acceptance of Baxter’s collection equipment. Blood centers using other equipment may be reluctant to replace their existing equipment, and the regulatory agencies may require us to make our systems compatible with other equipment. If we are required to develop platelet pathogen inactivation systems compatible with other manufacturers’ equipment, or if we decide to address this broader market, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful.

We are conducting our pre-clinical and clinical studies for buffy coat platelets collected using only Baxter’s platelet collection and pooling materials. As a result, market acceptance in Europe of our platelet system for buffy coat platelets will depend on market acceptance of Baxter’s platelet collection and pooling sets. We are conducting a clinical trial of our pathogen inactivation system for apheresis platelets in Europe using only Baxter’s equipment and materials. As a result, market acceptance of our platelet system for apheresis platelets in Europe will depend on market acceptance of Baxter’s collection equipment.

A small number of customers will determine market acceptance of our products.

The market for our pathogen inactivation systems is dominated by a small number of blood collection centers. In the United States, the American Red Cross collects and distributes approximately 50% of the nation’s supply of blood and blood components. Other major United States blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation’s supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. Failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenues.

We rely heavily on Baxter for development funding, manufacturing, marketing and sales.

We have development and commercialization agreements with Baxter for our platelet, fresh frozen plasma and red blood cell pathogen inactivation systems, and we rely on Baxter for significant financial and technical contributions to these programs. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

•            Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. A development program under the agreements may be terminated by either party on 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the FFP or red blood cell program. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly which would cause us to incur additional expenditures.

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

•            We share control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a management board that has equal representation from both Baxter and us. Our interests and Baxter’s may not always be aligned. Disagreements with Baxter may be time-consuming to resolve, and cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using their pre-existing methylene blue technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

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

We have conducted many toxicology studies to demonstrate our product candidates’ safety, and we plan to conduct additional toxicology studies throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. In addition, our clinical development plan assumes that we will not be required to perform human clinical studies to demonstrate our systems’ ability to inactivate pathogens. Although we have discussed this plan with the FDA and other regulatory authorities, they may find it unacceptable at any time and may require human clinical trials to demonstrate efficacy in inactivating pathogens. Trials of this type may be too large and expensive to be practical.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of March 31, 2001, we had an accumulated deficit of approximately $134.9 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter, Kirin and the Consortium for Plasma Science and from federal research grants. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance. Our ability to become profitable will depend on our ability to, among other things:

•            complete our product development;

•            obtain product regulatory approvals:

•            achieve market acceptance for our products; and

•            establish adequate protection of our intellectual property rights.

We will need additional funds.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter, the Consortium, Kirin and federal research grants and projected interest income, will support our current and planned operations for at least the next
12 months. Our cash, liquidity and capital requirements will depend on many factors, including additional research and development needs, product testing results, regulatory requirements, competitive pressures and technological advances and setbacks.

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

We expect our products to encounter significant competition. Our products may compete with other approaches to blood safety and improving the outcome of stem cell transplantation currently in use, as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers and governmental organizations and agencies. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development is risky and uncertain, and we cannot assure you that we will develop our products successfully. Competitors’ products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial and other resources than we have. They may also have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. Our ability to compete successfully will depend, in part, on our ability to:

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

We cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and commercialization of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents or we may not be able to proceed with the development, manufacture or sale of our products.

We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could be expensive and time consuming, and we could be unsuccessful in our efforts to enforce our intellectual property rights.

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

•            general market conditions;

•            comments made by analysts, including changes in analysts’ estimates of our financial performance; and

•            quarterly fluctuations in our revenue and financial results.

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and medical device companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against the issuing company. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our revenue and earnings. Any adverse determination in such litigation could also subject us to significant liabilities.

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

•            authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

In November 1999, our board of directors adopted a stockholder rights plan, commonly known as a “poison pill.” The provisions described above, our poison pill and provisions of the Delaware General Corporation Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.

ITEM 3:            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Not Applicable.

ITEM 5.            OTHER INFORMATION

Not Applicable.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             10.37*  Collaborative License Agreement between Cerus and Kirin Brewery Company, Limited.

(b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the three month period ended March 31, 2001.

*           Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION
Date:	May 7, 2001	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)