Form 10-Q
period 2001-06-30
CERUS CORP
filed 2001-08-09
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

or

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

                As of July 31, 2001 there were 15,714,178 shares of the Registrant’s Common Stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED JUNE 30, 2001

PART I:            FINANCIAL INFORMATION

ITEM I:             FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS
UNAUDITED
(in thousands)

	June 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$138,368	$71,871
Short-term investments	8,933	18,389
Accounts receivable from a related party	149	267
Other current assets	1,055	512

Total current assets	148,505	91,039

Furniture and equipment, net of depreciation	2,904	2,994
Other assets	137	128

Total assets	$151,546	$94,161

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$3,288	$1,791
Accounts payable	3,059	4,279
Accrued expenses	7,604	6,055
Deferred revenue	937	-
Current portion of capital lease obligations	29	31

Total current liabilities	14,917	12,156

Capital lease obligations, less current portion	67	84
Redeemable convertible preferred stock	5,000	5,000

Total stockholders’ equity	131,562	76,921

Total liabilities and stockholders’ equity	$151,546	$94,161

See notes to condensed financial statements

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Development funding	$1,245	$442	$2,316	$1,017
Government grants and cooperative agreements	314	99	687	151

Total revenue	1,559	541	3,003	1,168

Operating expenses:
Research and development	12,086	8,000	23,404	15,071
General and administrative	2,658	1,819	5,037	3,558

Total operating expenses	14,744	9,819	28,441	18,629

Loss from operations	(13,185)	(9,278)	(25,438)	(17,461)

Interest income, net	1,210	800	2,398	1,465

Loss before provision for income taxes	(11,975)	(8,478)	(23,040)	(15,996)

Provision for income taxes	-	-	(100)	-

Net loss	$(11,975)	$(8,478)	$(23,140)	$(15,996)

Net loss per share - basic and diluted	$(0.80)	$(0.66)	$(1.60)	$(1.28)

Shares used in computing net loss per share
- basic and diluted	14,887	12,803	14,492	12,542

See notes to condensed financial statements

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended June 30,

	2001	2000

Operating activities:
Net loss	$(23,140)	$(15,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	283
Amortization of deferred compensation	-	7
Issuance of common stock for services	420	-
Accrued cash dividend on preferred stock, payable to a related party	-	(176)
Changes in operating assets and liabilities:
Accounts receivable from related a party	118	(162)
Other current assets	(543)	(8)
Other assets	(9)	(1)
Accounts payable to a related party	1,497	1,029
Accounts payable and accrued expenses	329	540
Accrued cash dividend on preferred stock, payable to a related party	-	176
Deferred revenue	937	-

Net cash used in operating activities	(19,817)	(14,308)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(484)	(324)
Purchases of short-term investments	(3,995)	(4,583)
Maturities of short-term investments	13,451	26,649

Net cash provided by investing activities	8,972	21,742

Financing activities:
Net proceeds from issuance of common stock	77,361	24,559
Repurchase of common stock	-	(1)
Payments on capital lease obligations	(19)	(17)

Net cash provided by financing activities	77,342	24,541

Net increase in cash and cash equivalents	66,497	31,975
Cash and cash equivalents, beginning of period	71,871	3,537

Cash and cash equivalents, end of period	$138,368	$35,512

See notes to condensed financial statements

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period.

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

Note 4 - Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under development agreements with Baxter Healthcare Corporation, Kirin Brewery Company, Limited and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the three and six months ended June 30, 2001 was $1,021,000 and $1,866,000, respectively. Revenue from related parties for the three and six months ended June 30, 2000 was $442,000 and $1,017,000, respectively. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred.

Note 5 - Capital Stock Transactions

In May 2001, Cerus completed private placements totaling 1,500,000 shares of common stock at $52.00 per share and received net proceeds of $75.2 million, after deducting related expenses. Baxter International Inc. and Subsidiaries Pension Trust purchased 500,000 shares and another institutional investor purchased 1,000,000 shares.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with Cerus’ financial statements and accompanying notes included in this report and the company’s 2000 audited financial statements and notes thereto included in its 2000 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2001 or any future period.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, market acceptance and other factors discussed below and under the caption “Risk Factors.” Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Helinx is a trademark of Cerus Corporation.

INTERCEPT Blood System, INTERCEPT Platelet System, INTERCEPT Plasma System and INTERCEPT Red Blood Cell System are trademarks of Baxter International, Inc.

Overview

Cerus Corporation is developing medical systems and therapeutics that provide safer and more effective treatment options to patients. Cerus’ product candidates are based on its proprietary Helinx™ technology for controlling biological replication. Cerus’ most advanced programs are focused on systems to enhance the safety of the world’s blood supply. These INTERCEPT Blood Systems, based on the Helinx technology, are designed to inactivate viruses, bacteria, other pathogens and white blood cells. Cerus is also pursuing therapeutic applications of the Helinx technology to treat and prevent serious diseases.

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

Cerus has completed its European Phase III (CE Mark) clinical trial, called euroSPRITE, of the INTERCEPT Platelet System with random donor platelets and submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe in December 2000. Cerus is conducting a 20 patient ancillary clinical trial in Europe to qualify the system for its commercial configuration. Completion of this trial will be necessary before the system can receive marketing approval in Europe. Cerus is also conducting a 40 patient ancillary clinical trial in Europe to extend qualification of the system to platelets collected by Baxter’s apheresis collection system. Cerus completed its Phase III clinical trial, called SPRINT, of the INTERCEPT Platelet System in the United States in March 2001. Data from the SPRINT trial are currently being compiled by a third-party contract research organization. Cerus has completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Plasma System in the United States and is conducting a Phase IIIc clinical trial. Data from the Phase IIIa trial have been reported and data from the Phase IIIb trial are currently being compiled by a third-party contract research organization. Cerus has completed a Phase Ic clinical trial of the INTERCEPT Red Blood Cell System in the United States and obtained concurrence from the FDA to proceed into Phase III clinical trials. Cerus’ allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Cerus’ source plasma pathogen inactivation system and Epstein-Barr Virus (EBV) cellular vaccine program are in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resourcesto the research, development and clinical testing of medical systems based on its Helinx technology.  Cerus has been unprofitable since inception and, as of June 30, 2001, had an accumulated deficit of approximately $146.9 million. All of Cerus’ product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus’ ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the INTERCEPT Blood Systems. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the INTERCEPT Blood Systems is provided by Baxter based on an annual budgeting process. These agreements may be modified or terminated.

Agreement with Baxter for development of the INTERCEPT Platelet System. Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Platelet System to inactivate viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods above specific levels. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Platelet System following regulatory approval. The agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the program.

Agreement with Baxter for development of the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System. Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Red Blood Cell System and the INTERCEPT Plasma System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion. This agreement provides for Baxter and Cerus generally to share INTERCEPT Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

This agreement also provided that Baxter and its affiliates would not acquire capital stock of Cerus if the acquisition would result in Baxter and its affiliates owning 20.1% or more of the outstanding voting power of Cerus. On June 28, 2001, Cerus and Baxter amended this provision to reduce the ownership limit from 20.1% to 5.4% of the outstanding voting power of Cerus. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of the outstanding voting shares of Cerus, the Board of Directors decides to liquidate or sell to a third party substantially all of Cerus’ assets or a majority of Cerus’ voting securities approve a merger in which Cerus’ stockholders do not own a majority of the voting securities of the post-merger company. As of June 30, 2001, Baxter owned 270,337 shares, representing approximately 1.7% of Cerus’ outstanding common stock.

From inception through June 30, 2001, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $24.9 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Kirin.  In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus’ Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus has received an initial license fee of $1 million, and may receive additional payments upon achievement of development milestones. In addition, Kirin will fund all development expenses for the Asia-Pacific region and a portion of Cerus’ development activities aimed at obtaining product approval in the United States. Upon product approval, Kirin will market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue, including a royalty and reimbursement of its cost of goods. Cerus retains all marketing rights for the rest of the world, including the United States and Europe.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2001 and 2000

Revenue. Development revenue from Baxter, Kirin and the Consortium increased 182% to $1.2 million for the three months ended June 30, 2001 from $0.4 million for the comparable period in 2000, and increased 128% to $2.3 million for the six months ended June 30, 2001 from $1.0 million for the comparable period in 2000. The increases in both periods were principally from increased development revenue from Baxter for the INTERCEPT Red Blood Cell System as a result of increased expenses incurred by Cerus relative to Baxter in 2001. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. In 2001, Cerus recognized development funding revenue from Kirin, which also contributed to the increase.

Revenue from government grants and cooperative agreements increased 217% to $0.3 million for the three months ended June 30, 2001 from $0.1 million for the comparable period in 2000, and increased 355% to $0.7 million for the six months ended June 30, 2001 from $0.2 million for the comparable period in 2000. The increases in both periods were primarily due to revenue recognized from a cooperative agreement with the Armed Forces of the United States entered into in February 2001. Cerus also has a grant from the National Institutes of Health which expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus’ development agreements with Baxter, Kirin and the Consortium, and payments from the United States government under cooperative agreement and research grant programs.

Research and Development Expenses. Research and development expenses increased 51% to $12.1 million for the three months ended June 30, 2001 from $8.0 million for the comparable period in 2000, and increased 55% to $23.4 million for the six months ended June 30, 2001 from $15.1 million for the comparable period in 2000. The increases in both periods were due principally to the addition of scientific personnel and consultants and increased costs for pre-clinical safety studies and chemical manufacturing. Cerus anticipates that its research and development expenses will continue to increase as Phase III clinical trials of the INTERCEPT Plasma System continue, Phase III clinical trials of the INTERCEPT Red Blood Cell System are initiated and research and development activity relating to its other pre-clinical programs increases.

General and Administrative Expenses. General and administrative expenses increased 46% to $2.7 million for the three months ended June 30, 2001 from $1.8 million for the comparable period in 2000, and increased 42% to $5.0 million for the six months ended June 30, 2001 from $3.6 million for the comparable period in 2001. The increases in both periods were primarily attributable to the addition of administrative personnel and increased facilities expenses associated with expansion of Cerus’ operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income increased 51% to $1.2 million for the three months ended June 30, 2001 from $0.8 million for the comparable period in 2000, and increased 64% to $2.4 million from $1.5 million for the comparable period in 2000. The increases in both periods were attributable primarily to increased average cash and investments balances related to proceeds from the private placements of common stock to institutional investors in August 2000 and May 2001. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

Liquidity and Capital Resources

Cerus’ sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin and the Consortium, United States government grants and cooperative agreements and interest income.  To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance.

In May 2001, Cerus completed private placements totaling 1,500,000 shares of common stock at $52.00 per share and received net proceeds of $75.2 million, after deducting related expenses. Baxter International Inc. and Subsidiaries Pension Trust purchased 500,000 shares and another institutional investor purchased 1,000,000 shares.

At June 30, 2001, Cerus had cash, cash equivalents and short-term investments of $147.3 million. Net cash used in operating activities was $19.8 million for the six months ended June 30, 2001, compared to $14.3 million for the same period in 2000, resulting primarily from the net loss of $23.1 million during the period, offset by changes in other operating balances. Net cash provided by investing activities during the six months ended June 30, 2001 of $9.0 million resulted principally from the maturities of $13.5 million of short-term investments, offset by the purchases of $4.0 million of short-term investments. Working capital increased to $133.6 million at June 30, 2001 from $78.9 million at December 31, 2000, primarily due to increased cash and cash equivalent balances from financing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next 24 months. These near-term capital requirements are dependent on various factors, including the development progress of the INTERCEPT Blood Systems and other programs; payments by Baxter, Kirin, the Consortium and the United States government; and costs related to creating, maintaining and defending Cerus’ intellectual property position. Cerus’ long-term capital requirements will be dependent on these factors and on Cerus’ ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the INTERCEPT Blood Systems and other product candidates under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus. Capital may not be available on favorable terms, or at all.

Financial Instruments

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at June 30, 2001 and December 31, 2000 were not material. Cerus’ investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus’ investments balance of $147.3 million at June 30, 2001, approximately 90% have original maturity dates of less than 90 days and approximately 6% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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

Baxter has advised us that it intends to purchase certain key components of the pathogen inactivation systems from a limited number of suppliers. While we believe there are alternative suppliers for these components, it would be expensive and time-consuming to establish additional or replacement suppliers for these components.  If Baxter were unable to find adequate suppliers for these components, we may be required to redesign the systems, which could lead to additional testing and clinical trials. If we were required to redesign the products, our development costs would increase, and our programs could be delayed significantly.

Our products may not achieve acceptance in or be rapidly adopted by the health care community.

Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost, because the blood supply has become safer or for other reasons. We believe that our ability to successfully commercialize products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, our products may not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. In addition, for logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. If our products fail to achieve market acceptance, we may never become profitable.

We will need to develop and test additional configurations of our platelet pathogen inactivation system to address the entire market.

To date, we have focused almost entirely on developing our platelet pathogen inactivation system in the United States to treat apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, with the remainder prepared from pooled random donor platelets using a manual process. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not at hospitals, and is intended to permit storage of platelets for five days after treatment and pooling. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets.

Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We have conducted our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter’s equipment and materials. As a result, market acceptance of our platelet system for apheresis platelets will depend on market acceptance of Baxter’s collection equipment. Blood centers using other equipment may be reluctant to replace their existing equipment, and the regulatory agencies may require us to make our systems compatible with other equipment. If we are required to develop platelet pathogen inactivation systems compatible with other manufacturers’ equipment, or if we decide to address this broader market, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful.

We are conducting our pre-clinical and clinical studies for buffy coat platelets collected using only Baxter’s platelet collection and pooling materials. As a result, market acceptance in Europe of our platelet system for buffy coat platelets will depend on market acceptance of Baxter’s platelet collection and pooling sets or on our ability to develop products compatible with other manufacturers' platelet collection and pooling sets. We are conducting a clinical trial of our pathogen inactivation system for apheresis platelets in Europe using only Baxter’s equipment and materials. As a result, market acceptance of our platelet system for apheresis platelets in Europe will depend on market acceptance of Baxter’s collection equipment.

A small number of customers will determine market acceptance of our products.

The market for our pathogen inactivation systems is dominated by a small number of blood collection centers. In the United States, the American Red Cross collects and distributes approximately 50% of the nation’s supply of blood and blood components. Other major United States blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation’s supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. Failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue.

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

•	Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. A development program under the agreements may be terminated by either party on 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the FFP or red blood cell program. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly which would cause us to incur additional expenditures.

•	We rely on Baxter for manufacturing and supplying components of our pathogen inactivation systems. Under the terms of our agreements, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If these agreements were terminated or if Baxter otherwise failed to deliver an adequate supply of components, we would be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could delay the submission of INTERCEPT Blood Systems for regulatory approval or the market introduction and subsequent sales of such systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that we would receive any such required regulatory approvals.

•	We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We do not have and currently do not plan to develop our own marketing and sales organization. Instead, we plan to rely on Baxter to market and sell the pathogen inactivation systems. If our joint development agreements with Baxter are terminated or if Baxter is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would delay commercialization of our pathogen inactivation systems and increase our costs.

•	We share control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a management board that has equal representation from both Baxter and us. Our interests and Baxter’s may not always be aligned. Disagreements with Baxter may be time-consuming to resolve, and cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using their pre-existing methylene blue technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

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

Regulatory agencies may limit the uses, or indications, for which any of our products is approved. For example, we believe that we will be able to claim the inactivation of particular pathogens only to the extent we have laboratory or animal data to support such claims. After regulatory approval for the initial indications, further laboratory or clinical studies may be necessary to gain approval for the use of the product for additional indications.

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

The system disposables and ultraviolet light sources we use in our clinical trials are prototypes. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the equivalence of the prototype and the commercial design. However, regulatory agencies may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may increase our expenses and delay the commercialization of our products. If we fail to develop commercial versions of the systems on schedule, our competitors may be able to bring products to market before we do, which would delay or diminish our potential revenue.

We have only a limited operating history and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of June 30, 2001, we had an accumulated deficit of approximately $146.9 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter, Kirin and the Consortium for Plasma Science and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance. Our ability to become profitable will depend on our, and our partners’, ability to, among other things:

•            complete our product development;

•            obtain product regulatory approvals:

•            achieve market acceptance for our products; and

•            establish adequate protection of our intellectual property rights.

We will need additional funds.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter, the Consortium, Kirin and the United States government and projected interest income, will support our current and planned operations for at least the next 24 months. Our cash, liquidity and capital requirements will depend on many factors, including additional research and development needs, product testing results, regulatory requirements, competitive pressures and technological advances and setbacks.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

We cannot be certain that we were the first to make the inventions covered by each of our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and commercialization of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents or we may not be able to proceed with the development, manufacture or sale of our products.

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

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 14, 2001, the Company sold 1,000,000 shares of unregistered common stock in a private placement to an institutional investor for an aggregate purchase price of $52.0 million. Net proceeds were $49.3 million, after deducting related expenses. Such sale of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof, as a transaction not involving any public offering.

On May 17, 2001, the Company sold 500,000 shares of unregistered common stock in a private placement to an institutional investor for an aggregate purchase price of $26.0 million. Net proceeds were $25.9 million, after deducting related expenses. Such sale of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof, as a transaction not involving any public offering.

On June 15, 2001, the Company issued 8,610 shares of unregistered common stock to a consulting firm in exchange for services. Such sale of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof, as a transaction not involving any public offering.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 23, 2001, to consider and vote upon three matters. The first matter related to the election of two director nominees: John E. Hearst and C. Raymond Larkin, Jr. The two directors elected will hold office until the 2004 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee	Votes in Favor	Votes Withheld

John E. Hearst	9,575,299	220,631
C. Raymond Larkin, Jr.	9,413,059	382,871

The second matter related to the approval of an amendment to the Company’s 1999 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 1,000,000 shares, to a total of 3,080,000 shares. 4,423,767 votes were cast for approval, 1,871,092 were cast against with 32,377 abstentions, and 3,768,694 broker non-votes. The third matter related to the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2001. 9,788,138 votes were cast for approval, 1,345 were cast against with 6,447 abstentions.

Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.

ITEM 5.            OTHER INFORMATION

Not Applicable.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.38	Amendment to Section 4.2 of the June 30, 1998 Development Agreement between Cerus and Baxter.

(b)	Reports on Form 8-K

On May 18, 2001, the Company filed a report on Form 8-K reporting the completion of private placements of 1,000,000 newly issued shares of its common stock to an institutional investor and 500,000 newly issued shares of its common stock to Baxter International Inc. and Subsidiaries Pension Trust, each at a purchase price of $52.00 per share.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	August 7, 2001	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)