Form 10-Q
period 2001-09-30
CERUS CORP
filed 2001-11-14
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  0-21937

CERUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2411 Stanwell Dr. Concord, California 94520 (Address of principal executive offices)

(925) 288-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒  NO ☐

As of October 31, 2001, there were 15,722,064 shares of the Registrant’s Common Stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q THREE MONTHS ENDED SEPTEMBER 30, 2001

PART I:                 FINANCIAL INFORMATION

ITEM 1:                 FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	September 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$99,301	$71,871
Short-term investments	38,602	18,389
Accounts receivable from a related party	63	267
Other current assets	954	512

Total current assets	138,920	91,039

Furniture and equipment, net of depreciation	2,717	2,994
Other assets	162	128

Total assets	$141,799	$94,161

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$7,873	$1,791
Accounts payable	2,895	4,279
Accrued expenses	5,169	6,055
Deferred revenue	1,166	-
Current portion of capital lease obligations	30	31

Total current liabilities	17,133	12,156

Capital lease obligations, less current portion	59	84
Redeemable convertible preferred stock	5,000	5,000

Total stockholders’ equity	119,607	76,921

Total liabilities and stockholders’ equity	$141,799	$94,161

See notes to condensed financial statements

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
Development funding, related parties	$69	$419	$1,935	$1,436
Development funding, other	231	-	681	-
Government grants and cooperative agreements	217	69	904	220

Total revenue	517	488	3,520	1,656

Operating expenses:
Research and development	12,194	9,129	35,598	24,200
General and administrative	2,347	1,599	7,384	5,157

Total operating expenses	14,541	10,728	42,982	29,357

Loss from operations	(14,024)	(10,240)	(39,462)	(27,701)

Interest income, net	1,298	1,083	3,696	2,548

Loss before provision for income taxes	(12,726)	(9,157)	(35,766)	(25,153)

Provision for income taxes	-	-	(100)	-

Net loss	$(12,726)	$(9,157)	$(35,866)	$(25,153)

Net loss per share - basic and diluted	$(0.81)	$(0.69)	$(2,41)	$(1.97)

Shares used in computing net loss per share - basic and diluted	15,711	13,219	14,898	12,768

See notes to condensed financial statements

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2001	2000
Operating activities:
Net loss	$(35,866)	$(25,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869	404
Amortization of deferred compensation	-	7
Issuance of common stock for services	420	-
Accrued cash dividend on preferred stock, payable to a related party	-	(176)
Gain on sale of equipment	(22)	-
Changes in operating assets and liabilities:
Accounts receivable from related a party	204	(152)
Other current assets	(442)	(76)
Other assets	(34)	(4)
Accounts payable to a related party	6,082	2,174
Accounts payable and accrued expenses	(2,270)	1,084
Accrued cash dividend on preferred stock, payable to a related party	-	176
Deferred revenue	1,166	-

Net cash used in operating activities	(29,893)	(21,716)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(614)	(823)
Proceeds from sale of equipment	44	-
Purchases of short-term investments	(39,275)	(10,766)
Maturities of short-term investments	19,062	30,114

Net cash provided by (used in) investing activities	(20,783)	18,525

Financing activities:
Net proceeds from issuance of common stock	78,132	84,835
Repurchase of common stock	-	(1)
Payments on capital lease obligations	(26)	(26)

Net cash provided by financing activities	78,106	84,808

Net increase in cash and cash equivalents	27,430	81,617
Cash and cash equivalents, beginning of period	71,871	3,537

Cash and cash equivalents, end of period	$99,301	$85,154

See notes to condensed financial statements

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any future period.

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

Note 4 - Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under development agreements with Baxter Healthcare Corporation, Kirin Brewery Company, Limited and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the three and nine months ended September 30, 2001 was $69,000 and $1,935,000, respectively. Revenue from related parties for the three and nine months ended September 30, 2000 was $419,000 and $1,436,000, respectively. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred.

Cerus receives certain United States government grants in support of its research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. Grants recorded as revenue are non-refundable.

Note 5 – Preferred Stock

Baxter holds 5,000 shares of Cerus’ Series A preferred stock. The holder of Series A preferred stock has no voting rights, except with respect to the approval of certain mergers, consolidations or other transactions in which Cerus is not the surviving entity or becomes no longer publicly traded, or except as required by Delaware law. Cerus may redeem all or a portion of these shares at $1,000.00 per share, the original issuance price, either upon regulatory approval of Cerus’ platelet system in the United States or Europe or upon the termination of development of the platelet system. If the shares are not redeemed upon this event, each share will be automatically converted into common shares equal to $1,000.00 divided by 120% of the average closing price of the common stock 30 trading days prior to system approval or 100% of the average closing price 15 trading days prior to and after the termination of system development. For illustrative purposes, if the Series A preferred stock were converted to common stock as if regulatory approval of the platelet system was received on September 30, 2001, 78,214 common shares would be issued, which represents 0.5% of the outstanding common shares of Cerus at September 30, 2001.

Baxter holds 3,327 shares of Cerus’ Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or  with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 2.1% of the outstanding common shares of Cerus at September 30, 2001. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 6 - Capital Stock Transactions

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

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, regulatory approvals, reimbursement, market acceptance and other factors discussed below and under the caption “Risk Factors.” Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Helinx is a trademark of Cerus Corporation.

INTERCEPT Blood System, INTERCEPT Platelet System, INTERCEPT Plasma System and INTERCEPT Red Blood Cell System are trademarks of Baxter International, Inc.

Overview

Cerus Corporation is developing medical systems and therapeutics based on its proprietary Helinx™ technology for controlling biological replication. Cerus’ most advanced programs are focused on systems to enhance the safety of blood products used for transfusion. These INTERCEPT Blood Systems, utilizing Cerus’ Helinx technology, are designed to inactivate viruses, bacteria, other pathogens and white blood cells. Cerus also is pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases.

Cerus is developing the INTERCEPT Platelet System, INTERCEPT Plasma System and INTERCEPT Red Blood Cell System with its development and marketing partner, Baxter Healthcare Corporation. These INTERCEPT Blood Systems are intended to target and inactivate blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving intact the therapeutic properties of the blood components. The INTERCEPT Blood Systems inactivate a broad array of pathogens and have the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. Cerus believes that the INTERCEPT Blood Systems also have the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood.

Cerus has completed its European Phase III (CE Mark) clinical trial of the INTERCEPT Platelet System with random donor platelets, which are platelets prepared from several units of whole blood pooled together in a manual process. In December 2000, Cerus submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe. Cerus has completed a 20 patient ancillary clinical trial in Europe to qualify the system for its commercial configuration. Data from this trial must be submitted before the system can receive marketing approval in Europe. Cerus has also completed a 40 patient ancillary clinical trial in Europe to extend qualification of the system to platelets collected by Baxter’s apheresis collection system, which is a system to separate and collect a full unit of platelets from a donor using an automated collection machine. Cerus completed its Phase III clinical trial of the INTERCEPT Platelet System in the United States in March 2001. Data, which met the trial’s primary endpoint, were released in August 2001.

Cerus has completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Plasma System in the United States and is conducting a Phase IIIc clinical trial. Data from the Phase IIIa and IIIb trials have been reported, with results showing the achievement of both trials’ primary endpoints.

Cerus has completed a Phase Ic clinical trial of the INTERCEPT Red Blood Cell System in the United States, reported preliminary data from this trial and obtained concurrence from the FDA to proceed into Phase III clinical trials, pending approval of the final clinical trial protocol.

Cerus’ allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Cerus’ source plasma pathogen inactivation system and Epstein-Barr Virus (EBV) cellular vaccine program are in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resourcesto the research, development and clinical testing of medical systems based on its Helinx technology.  Cerus has been unprofitable since inception and, as of September 30, 2001, had an accumulated deficit of approximately $159.6 million. All of Cerus’ product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus’ ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the INTERCEPT Blood Systems. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for the INTERCEPT Blood Systems is provided by Baxter based on an annual budgeting process. These agreements may be modified or terminated.

Agreement with Baxter for development of the INTERCEPT Platelet System. Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Platelet System to inactivate viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specific amounts. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Platelet System following regulatory approval. The agreement also provides for Baxter to make a $5 million cash milestone payment to Cerus upon approval by the FDA of an application to market products developed under the platelet program, comparable approval in Europe or termination of the program.

Agreement with Baxter for development of the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System. Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Red Blood Cell System and the INTERCEPT Plasma System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma for transfusion. This agreement provides for Baxter and Cerus generally to share INTERCEPT Red Blood Cell System development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Plasma System. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Red Blood Cell System and INTERCEPT Plasma System following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Red Blood Cell System disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Plasma System disposables, after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

This agreement also provided that Baxter and its affiliates would not acquire capital stock of Cerus if the acquisition would result in Baxter and its affiliates owning 20.1% or more of the outstanding voting power of Cerus. On June 28, 2001, Cerus and Baxter amended this provision to reduce the ownership limit from 20.1% to 5.4% of the outstanding voting power of Cerus. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of the outstanding voting shares of Cerus, the Board of Directors decides to liquidate or sell to a third party substantially all of Cerus’ assets or a majority of Cerus’ voting securities approve a merger in which Cerus’ stockholders do not own a majority of the voting securities of the post-merger company. As of September 30, 2001, Baxter owned 270,337 common shares, representing approximately 1.7% of Cerus’ outstanding common stock.

From inception through September 30, 2001, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $24.9 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2001 and 2000

Revenue. Development revenue from Baxter and the Consortium decreased 84% to $69,000 for the three months ended September 30, 2001 from $419,000 for the comparable period in 2000, and increased 35% to $1.9 million for the nine months ended September 30, 2001 from $1.4 million for the comparable period in 2000. The decrease in the three month period was primarily due to decreased development revenue from Baxter for the INTERCEPT Red Blood Cell System resulting from increased expenses incurred by Baxter for instrument development in the third quarter of 2001. The increase in the nine month period was principally from increased development revenue from Baxter for the INTERCEPT Red Blood Cell System as a result of increased expenses incurred by Cerus for pre-clinical safety studies, compound manufacturing and clinical trials in 2001. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared.

Development funding from non-related parties was $231,000 and $681,000 in the three and nine months ended September 30, 2001, respectively. Development funding revenue from Kirin was recognized in the three and nine month periods in 2001.

Development funding from Baxter was 0% and 49% of total revenue for the three and nine months ended September 30, 2001, respectively. Development funding from Kirin was 45% and 19% of total revenue for the three and nine months ended September 30, 2001, respectively. Development funding from the Consortium was 13% and 6% of total revenue for the three and nine months ended September 30, 2001, respectively.

Revenue from government grants and cooperative agreements increased 214% to $217,000 for the three months ended September 30, 2001 from $69,000 for the comparable period in 2000, and increased 311% to $904,000 for the nine months ended September 30, 2001 from $220,000 for the comparable period in 2000. The increases in both periods were primarily due to revenue recognized from a cooperative agreement with the Armed Forces of the United States entered into in February 2001. Cerus also has a grant from the National Institutes of Health which expires in September 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus’ development agreements with Baxter, Kirin and the Consortium, and payments from the United States government under cooperative agreement and research grant programs. If CE Mark approval for the INTERCEPT Platelet System is received, Cerus would not expect to recognize revenue from product sales until mid-2002 or later, and would not expect significant revenue from product sales in 2002.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel and consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities and equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 34% to $12.2 million for the three months ended September 30, 2001 from $9.1 million for the comparable period in 2000, and increased 47% to $35.6 million for the nine months ended September 30, 2001 from $24.2 million for the comparable period in 2000. The increases in both periods were due principally to the addition of scientific personnel and consultants, increased development spending at Baxter and increased costs for pre-clinical safety studies and compound manufacturing. Cerus anticipates that its research and development expenses will continue to increase as additional filings for regulatory approval are prepared and final product configuration and testing are completed for the INTERCEPT Platelet System and INTERCEPT Plasma System, Phase III clinical trials of the INTERCEPT Red Blood Cell System are initiated and research and development activity relating to its other pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the cost to complete these research and development projects. Cerus faces numerous risks and uncertainties associated with the successful completion of its research and development projects; see “Risk Factors” beginning on page 14.

General and Administrative Expenses. General and administrative expenses increased 47% to $2.3 million for the three months ended September 30, 2001 from $1.6 million for the comparable period in 2000, and increased 43% to $7.4 million for the nine months ended September 30, 2001 from $5.2 million for the comparable period in 2000. The increases in both periods were primarily attributable to the addition of administrative personnel and increased facilities expenses associated with expansion of Cerus’ operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income increased 20% to $1.3 million for the three months ended September 30, 2001 from $1.1 million for the comparable period in 2000, and increased 45% to $3.7 million from $2.5 million for the comparable period in 2000. The increase in the three month period was attributable primarily to increased average cash and investments balances from proceeds of the private placements of common stock to institutional investors in May 2001, net of reduced yields on investments due to declining interest rates. The increase in the nine month period was attributable primarily to increased average cash and investments balances from proceeds of the private placements of common stock to institutional investors in August 2000 and May 2001, net of reduced yields on investments due to declining interest rates. Cerus typically maintains substantial balances of cash equivalents and short-term investments to fund future research and development activities. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

Liquidity and Capital Resources

Cerus’ sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin and the Consortium, United States government grants and cooperative agreements and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance. Cerus does not expect to receive regulatory approval for the INTERCEPT Platelet System in Europe until mid-2002 or later or in the United States until the end of 2002 or later. Cerus does not expect to receive regulatory approval for the INTERCEPT Plasma System in Europe and in the United States until mid-2003 or later. Cerus does not expect to receive regulatory approval for the INTERCEPT Red Blood Cell System until 2004 or later.

In May 2001, Cerus completed two private placements totaling 1,500,000 shares of common stock at $52.00 per share and received net proceeds of $75.2 million, after deducting related expenses. Baxter International Inc. and Subsidiaries Pension Trust purchased 500,000 shares and another institutional investor purchased 1,000,000 shares.

At September 30, 2001, Cerus had cash, cash equivalents and short-term investments of $137.9 million. Net cash used in operating activities was $29.9 million for the nine months ended September 30, 2001, compared to $21.7 million for the same period in 2000, resulting primarily from the net loss of $35.9 million during the period, offset by an increase of $6.1 million in accounts payable to a related party and changes in other operating balances. Net cash used in investing activities during the nine months ended September 30, 2001 of $20.8 million resulted principally from the purchases of $39.3 million of short-term investments, offset by the maturities of $19.1 million of short-term investments. Working capital increased to $121.8 million at September 30, 2001 from $78.9 million at December 31, 2000, primarily due to increased cash, cash equivalents and short-term investments balances from financing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next 24 months. These near-term capital requirements are dependent on various factors, including the development progress of the INTERCEPT Blood Systems and other programs; payments by Baxter, Kirin, the Consortium and the United States government; and costs related to creating, maintaining and defending Cerus’ intellectual property position. Cerus’ long-term capital requirements will be dependent on these factors and on Cerus’ ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the INTERCEPT Blood Systems and other product candidates under development, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to investors in Cerus, and may not be available on favorable terms or at all. In August 2001, Cerus filed a shelf registration statement on Form S-3 to offer and sell up to $300 million of common stock and/or debt securities. This registration statement has not been declared effective by the Securities and Exchange Commission, and Cerus has no current commitments to offer or sell securities pursuant to this registration statement.

Financial Instruments

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at September 30, 2001 and December 31, 2000 were not material. Cerus’ investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus’ investments balance of $137.9 million at September 30, 2001, approximately 72% have original maturity dates of less than 90 days, and approximately 17% of this balance have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

Risk Factors

Cerus’ business faces significant risks. If any of the events or circumstances described in the following risks actually occur, Cerus’ business may suffer, the trading price of Cerus’ common stock could decline and Cerus’ financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

Our products are in development; if our pre-clinical and clinical trials are not successful or the data are not considered sufficient by regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue.

We have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration and international regulatory authorities can approve them for commercial use. Our platelet, fresh frozen plasma, red blood cell and stem cell transplantation programs are undergoing clinical testing. We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate our products are safe and effective before the products can be approved for commercial sale.

We have completed our European Phase III (CE Mark) clinical trial of the INTERCEPT Platelet System with random donor platelets, which are platelets prepared from several units of whole blood pooled together in a manual process. In December 2000, we submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe. We have completed a 20 patient ancillary clinical trial in Europe to qualify the system for its commercial configuration. Data from this trial must be submitted before the system can receive marketing approval in Europe. We have also completed a 40 patient ancillary clinical trial in Europe to extend qualification of the system to platelets collected by our development and marketing partner, Baxter Healthcare Corporation's apheresis collection system, which is a system to separate and collect a full unit of platelets from a donor using an automated collection machine. We completed our Phase III clinical trial of the INTERCEPT Platelet System in the United States in March 2001, but we have not yet completed the submission of our pre-market approval application with the FDA. We have completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Plasma System in the United States and are conducting a Phase IIIc clinical trial. We have completed a Phase Ic clinical trial of the INTERCEPT Red Blood Cell System in the United States and obtained concurrence from the FDA to proceed into Phase III clinical trials, pending approval of the final clinical trial protocol. Our allogeneic cellular immune therapy (referred to as ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Last, our source plasma pathogen inactivation system and Epstein-Barr Virus cellular vaccine program are in pre-clinical development. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file applications for product approval with the FDA and foreign regulatory authorities. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

It may take us several years to complete our clinical testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to necessarily predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to a program are successful.

We may fail to complete our clinical trials on time or be unable to complete the trials at all

Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Other factors, including the unavailability of blood products during times of emergency, could also delay our clinical trials. Our product development costs will increase if we have additional delays in testing or approvals. Significant clinical trial delays could allow competitors to bring products to market before we do and impair our ability to commercialize our products.

We are using prototype components in our clinical trials and have not completed the components’ commercial design.

The system disposables and ultraviolet light sources we use in our clinical trials are prototypes of those to be used in the final products. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the equivalence of the prototype and the commercial design. However, regulatory authorities may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may increase our expenses and delay the commercialization of our products. If we fail to develop commercial versions of the systems on schedule, our competitors may be able to bring products to market before we do, which would delay or diminish our potential revenue.

Because our product candidates have not been manufactured on a commercial scale, we face manufacturing uncertainties that could limit their commercialization.

Our product candidates, including many of the components, have never been manufactured on a commercial scale. We intend to use third-party manufacturers to produce commercial quantities of the chemical compounds and other components to be used in our products to inactivate viruses, bacteria and other pathogens. These inactivation compounds have never been produced in commercial quantities, and we currently do not have any third-party manufacturing agreements in place for commercial production of compounds or other components. Any commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations. It may be difficult or impossible to economically manufacture our products on a commercial scale.

Baxter is responsible for manufacturing and assembling our pathogen inactivation systems. Baxter intends to rely on third parties to manufacture and assemble system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has not produced the pathogen inactivation systems in commercial quantities and may not be able to manufacture and assemble them economically.

If our third-party manufacturers fail to produce our compounds and other product components satisfactorily and in sufficient quantities, we may incur delays, shortfalls and additional expenses.

A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. Of these manufacturers, we currently have contracted with one manufacturer to provide enough S–59, the inactivation compound we use in our platelet and fresh frozen plasma systems, to meet our anticipated clinical trial and product development requirements, and we have contracted with one manufacturer to produce an intermediate compound, S-301, which is used by another manufacturer which is producing S-303, the inactivation compound we use in our red blood cell system. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. While alternative suppliers for the inactivation compounds exist, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations. Identifying and qualifying such new suppliers could be an expensive and time-consuming process.

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

To date, our efforts to develop our systems to inactivate viruses, bacteria and other pathogens in platelets in the United States have focused almost entirely on apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are platelets that are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, with the remainder prepared from pooled random donor platelets. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems to inactivate viruses, bacteria and other pathogens in platelets compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we plan to perform additional product development and testing, which may include clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not at hospitals, and is intended to permit storage and transfusion of treated platelets for up to five days after pooling. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets, and we have not yet made a formal request for the FDA to do so.

Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets in the United States. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We have conducted our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter’s equipment and materials. Baxter and we are adapting our platelet system to allow compatibility with other manufacturers’ equipment. Such adaptations will require additional product development and testing, including clinical trials. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system in the United States may be delayed until the system receives regulatory approval for use on such other equipment.

In Europe, platelets also are typically prepared from several units of whole blood using a semi-automated process known as the buffy coat process. We have conducted our pre-clinical and clinical studies for platelets prepared by the buffy coat process using only Baxter’s platelet collection and pooling materials. As a result, market acceptance in Europe of our platelet system for platelets prepared by the buffy coat process will depend on market acceptance of Baxter’s platelet collection and pooling sets or on our ability to develop products compatible with other manufacturers’ platelet collection and pooling sets.

For apheresis platelets in Europe, we have conducted a clinical trial of our pathogen inactivation system using largely Baxter’s equipment and materials. Baxter and we are adapting our platelet system to allow compatibility with other manufacturers’ equipment. Such adaptations will require additional product development and testing. These development activities may not be successful. Market acceptance of the platelet system in Europe may be delayed until the system receives regulatory approval for use on such other equipment.

If we receive regulatory approval for our products, a small number of customers will determine market acceptance of our pathogen inactivation systems.

The market for our pathogen inactivation systems is dominated by a small number of blood collection organizations. In the United States, the American Red Cross collects and distributes approximately 50% of the nation’s supply of blood and blood components. Other major United States blood collection organizations include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation’s supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. Even if our products receive regulatory approval to be commercialized and marketed, due to the intense market concentration, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue.

We rely heavily on Baxter for development funding, manufacturing, marketing and sales.

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through September 30, 2001, we have received $46.7 million in equity investments from Baxter and $25.9 million from the Baxter International Inc. and Subsidiaries Pension Trust, and we have recognized $24.9 million in revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

•      Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. A development program under the agreements may be terminated by either party on 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the fresh frozen plasma or red blood cell program. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly which would cause us to incur additional expenditures.

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

•     We share control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a management board that has equal representation from both Baxter and us. Our interests and Baxter’s may not always be aligned. Disagreements with Baxter may be time-consuming to resolve, and cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using a pre-existing technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

Our products are subject to extensive regulation by domestic and foreign governments.

Our products under development, and anticipated future products, are subject to extensive and rigorous regulation by United States local, state and federal regulatory authorities and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

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

Distribution of our products outside the United States also is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. In addition to CE Mark approval in Europe, we will need to obtain regulatory approvals in individual European countries to market our products. The level of additional product testing varies by country, but could take up to 6 months or more to complete after CE Mark approval. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings.

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

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $29.6 million in 1998, $22.6 million in 1999 and $36.0 million in 2000. As of September 30, 2001, we had an accumulated deficit of approximately $159.6 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter, Kirin and the Consortium for Plasma Science and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter, the Consortium, Kirin and the United States government and projected interest income, will support our current and planned operations for at least the next 24months. Our cash, liquidity and capital requirements will depend on many factors, including additional research and development needs, product testing results, regulatory requirements, competitive pressures and technological advances and setbacks.

We may require substantial additional funds for our long-term product development, marketing programs and operating expenses. We do not know if we will be able to raise additional funds on acceptable terms. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

If our competitors develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in various blood components. Precision Pharma Services, Inc. has FDA approval to market solvent-detergent treated fresh frozen plasma in the United States. If the treatment of fresh frozen plasma by solvent-detergent becomes a widespread practice, which has not happened to date, it could impair our ability to market our fresh frozen plasma pathogen inactivation system in the United States. In Europe, several companies, including Grifols, Octapharma AG and Maco Pharma International GmbH, are developing or have developed commercial systems to treat fresh frozen plasma.

Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets. Development of any of these technologies could impair the potential market for our products.

We may not be able to protect our intellectual property or operate our business without infringing intellectual property rights of others.

Our commercial success will depend, in part, on obtaining and maintaining patent protection on our products and successfully defending our products against third-party challenges. Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

•     obtain patents;

•     protect trade secrets;

•     operate without infringing upon the proprietary rights of others; and

•     prevent others from infringing on our proprietary rights.

As of September 30, 2001, we owned 55 issued or allowed United States patents and 55 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2018. In addition, we have 19 pending United States patent applications and have filed 15 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which six are also pending in China. In addition, we are a licensee under a license agreement with Miles, Inc. and Diamond Scientific Corporation with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We are also a licensee under a license agreement with Emory University with respect to two United States patents covering inventions related to our ACIT program. The license provides for us to make certain future milestone payments to Emory as well as royalties on any sales of products using the licensed technology. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

We may be liable if hazardous materials used in the development of our products harm the environment, our employees or other people.

Our research and development activities involve the controlled use of hazardous materials, including certain hazardous chemicals, radioactive materials and infectious pathogens such as HIV and hepatitis. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury. If an accident occurs, we could be held liable for any damages that result.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period January 1, 1999 to September 30, 2001, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $15.44 to a high of $80.50. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

Not Applicable.

ITEM 5.                      OTHER INFORMATION

Not Applicable.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits required by Item 601 of Regulation S-K

None.

(b)           Reports on Form 8-K

On August 17, 2001, the Company filed a report on Form 8-K reporting summaries of preliminary results of Phase III clinical trials of the INTERCEPT Platelet System and INTERCEPT Plasma System.

On August 28, 2001, the Company filed a report on Form 8-K, which included as exhibits the Company’s development and commercialization agreements with Baxter Healthcare Corporation in accordance with requests for continued confidential treatment of certain terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 13, 2001	/s/ Gregory W. Schafer

Gregory W. Schafer Chief Financial Officer (Principal Financial and Accounting Officer)