Form 10-Q
period 2002-03-31
CERUS CORP
filed 2002-05-15
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(925) 288-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒  NO ☐

As of April 30, 2002, there were 15,782,588 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2002

PART I:                                                FINANCIAL INFORMATION

ITEM 1.                                                  FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$47,956	$64,503
Short-term investments	59,540	58,958
Accounts receivable from a related party	28	26
Other current assets	2,951	1,573

Total current assets	110,475	125,060

Furniture and equipment, net of depreciation	5,385	3,012
Other assets	214	188

Total assets	$116,074	$128,260

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$5,121	$5,029
Accounts payable	3,432	3,220
Accrued expenses	7,471	7,247
Deferred revenue	825	927
Current portion of capital lease obligations	31	31

Total current liabilities	16,880	16,454

Capital lease obligations, less current portion	45	51
Redeemable convertible preferred stock	5,000	5,000

Total stockholders’ equity	94,149	106,755

Total liabilities and stockholders’ equity	$116,074	$128,260

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001

Revenue:
Development funding, related parties	$2	$845
Development funding, other	103	226
Government grants and cooperative agreements	398	373

Total revenue	503	1,444

Operating expenses:
Research and development	11,921	11,318
General and administrative	2,802	2,379

Total operating expenses	14,723	13,697

Loss from operations	(14,220)	(12,253)

Interest income, net	673	1,188

Loss before income taxes	(13,547)	(11,065)

Provision for income taxes	—	(100)

Net loss	$(13,547)	$(11,165)

Net loss per share - basic and diluted	$(0.86)	$(0.79)

Shares used in computing net loss per share - basic and diluted	15,751	14,097

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(13,547)	$(11,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	280
Changes in operating assets and liabilities:
Accounts receivable from a related party	(2)	90
Other current assets	(1,378)	(649)
Other assets	(26)	1
Accounts payable to a related party	92	37
Accounts payable and accrued expenses	436	(419)
Deferred revenue	(102)	964

Net cash used in operating activities	(14,197)	(10,861)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(2,703)	(192)
Purchases of short-term investments	(30,468)	(988)
Sales of short-term investments	9,000	—
Maturities of short-term investments	20,886	8,475

Net cash provided by (used in) investing activities	(3,285)	7,295

Financing activities:
Net proceeds from issuance of common stock	941	919
Payments on capital lease obligations	(6)	(12)

Net cash provided by financing activities	935	907

Net decrease in cash and cash equivalents	(16,547)	(2,659)
Cash and cash equivalents, beginning of period	64,503	71,871

Cash and cash equivalents, end of period	$47,956	$69,212

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period.

These condensed financial statements and notes should be read in conjunction with Cerus’ audited financial statements and notes thereto for the year ended December 31, 2001 included in the company’s 2001 Annual Report on Form 10-K.

Note 2 – Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires that all items recognized under accounting standards as comprehensive income (revenue, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Cerus does not have material components of other comprehensive income. Therefore, comprehensive loss is equal to net loss for all periods presented.

Note 3 – Net Loss per Share

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

Note 4 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under development agreements with Baxter Healthcare Corporation, Kirin Brewery Company, Ltd. and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the three months ended March 31, 2002 and 2001 was $2,000 and $845,000, respectively.

Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred.

Cerus receives certain United States government grants in support of its research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. Grants recorded as revenue are non-refundable.

Note 5 – Preferred Stock

Baxter holds 5,000 shares of Cerus’ Series A preferred stock, which represents 100% of the total outstanding shares of Series A preferred stock. The holder of Series A preferred stock has no voting rights, except with respect to the approval of certain mergers, consolidations or other transactions in which Cerus is not the surviving entity or becomes no longer publicly traded, or except as required by Delaware law. The holders of a majority of outstanding shares of Series A preferred stock can require Cerus to redeem all of the Series A preferred stock for $1,000.00 per share if the agreement with Baxter to develop the platelet system is terminated. Cerus may redeem all or a portion of these shares at $1,000.00 per share, the original issuance price, either upon regulatory approval of Cerus’ platelet system in the United States or Europe or upon the termination of development of the platelet system. If the shares are not redeemed upon this event, each share will be automatically converted into the number of common shares equal to $1,000.00 divided by 120% of the average closing price of the common stock 30 trading days prior to platelet system approval or 100% of the average closing price for the 15 trading days prior to and after the termination of platelet system development. For illustrative purposes, if the Series A preferred stock were converted to common stock as if regulatory approval of the platelet system was received on March 31, 2002, 84,864 common shares would be issued, which represents 0.5% of the outstanding common shares of Cerus at March 31, 2002.

Baxter holds 3,327 shares of Cerus’ Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 2.1% of the outstanding common shares of Cerus at March 31, 2002. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with Cerus’ financial statements and accompanying notes included in this report and the company’s 2001 audited financial statements and accompanying notes included in its 2001 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2002 or any future period.

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

The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

INTERCEPT is a trademark of Baxter International, Inc.

Overview

Cerus Corporation is developing medical systems and therapeutics based on its proprietary Helinx® technology for controlling biological replication. Cerus’ most advanced programs are focused on systems to enhance the safety of blood products used for transfusion. These INTERCEPT Blood Systems, based on Cerus’ Helinx technology, are designed to inactivate viruses, bacteria, other pathogens and white blood cells. Cerus also is pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases.

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

Cerus and Baxter have submitted regulatory applications seeking marketing approval in Europe, Australia and Canada and have begun the regulatory submission process in the United States for approval of the INTERCEPT Platelet System. In addition, the companies are preparing the United States regulatory submission for approval of the INTERCEPT Plasma System, and plan to submit a CE Mark application for this product. The INTERCEPT Red Blood Cell System is in pivotal Phase III clinical trials in the United States. Cerus’ allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials. Cerus’ Epstein-Barr Virus (EBV) cellular vaccine program is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology.  Cerus has been unprofitable since inception and, as of March 31, 2002, had an accumulated deficit of approximately $186.6 million. All of Cerus’ product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus’ ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development, obtain regulatory approvals and achieve market acceptance of the INTERCEPT Blood Systems. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, a significant portion of development funding for development of the INTERCEPT Blood Systems is provided by Baxter based on an annual budgeting process. These agreements may be modified or terminated.

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

This agreement also provides that Baxter and its affiliates will not acquire capital stock of Cerus if the acquisition would result in Baxter and its affiliates owning 5.4% or more of the outstanding voting power of Cerus. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of the outstanding voting shares of Cerus, the Board of Directors decides to liquidate or sell to a third party substantially all of Cerus’ assets or a majority of Cerus’ voting securities approve a merger in which Cerus’ stockholders do not own a majority of the voting securities of the post-merger company. As of March 31, 2002, Baxter owned 270,337 common shares, representing approximately 1.7% of Cerus’ outstanding common stock.

From inception through March 31, 2002, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $25.0 million in revenue from Baxter. Baxter has advised Cerus that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

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

Cooperative Agreement with the Armed Forces of the United States. In February 2001, Cerus was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. Cerus received the award to develop its pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreement, Cerus will conduct research on the inactivation of infectious pathogens, including unusual viruses, bacterial and parasites, which are of particular concern to the Armed Forces. Cerus, in collaboration with investigators at Walter Reed Army Institute of Research, also will investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in combat zones. Also under the terms of the agreement, Cerus would receive commercial rights to the discoveries and inventions arising from the research performed under the collaboration.

Agreement with the Consortium for Plasma Science. In December 1998, Cerus and the Consortium for Plasma Science entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium has funded development of Cerus’ proprietary technology for use with source plasma. Cerus does not expect to receive additional funding from the Consortium. Cerus will pay the Consortium a royalty based on a percentage of product sales, if any.

Results of Operations

Three-Month Period Ended March 31, 2002 and 2001

Revenue. Development funding from Baxter and the Consortium decreased to $2,000 for the three months ended March 31, 2002 from $845,000 for the comparable period in 2001. The decrease was primarily due to increased expenses incurred by Baxter for instrument and disposables development for the INTERCEPT Platelet System and the INTERCEPT Red Blood Cell System in 2002, resulting in decreased development funding from Baxter to Cerus. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared.

Development funding from non-related parties decreased 54% to $103,000 for the three months ended March 31, 2002 from $226,000 for the comparable period in 2001. The change from the prior period was due to decreased development funding from Kirin, principally resulting from reduced clinical trial expenses incurred by Cerus for the ACIT program in 2002.

There was no development funding recognized from Baxter for the three months ended March 31, 2002. Development funding from Kirin was 20% of total revenue for the three months ended March 31, 2002. Development funding from the Consortium was less than 1% of total revenue for the three months ended March 31, 2002.

Revenue from government grants and cooperative agreements increased 7% to $398,000 for the three months ended March 31, 2002 from $373,000 for the comparable period in 2001. The increase was primarily due to the timing of various external contract research activities. Cerus has a three-year cooperative agreement with the Armed Forces of the United States that was entered into in February 2001. Cerus also has a grant from the National Institutes of Health that expires in July 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus’ development agreements with Baxter, and payments from the United States government under cooperative agreement and research grant programs. There can be no assurance that Cerus will receive additional government grants in the future or that Cerus' development agreements will not be modified or terminated. If CE Mark approval for the INTERCEPT Platelet System is received, Cerus would not expect to recognize revenue from product sales until the second half of 2002 or later, and would not expect significant revenue from product sales in 2002.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 5% to $11.9 million for the three months ended March 31, 2002 from $11.3 million for the comparable period in 2001. The increase was due principally to the addition of scientific personnel and increased development spending at Baxter for development of the INTERCEPT Blood Systems. Cerus’ total research and development costs incurred included $10.3 million for the INTERCEPT Blood Systems program and $1.6 million for all other programs for the three months ended March 31, 2001, and $9.7 million for the INTERCEPT Blood Systems program and $1.6 million for all other programs for the comparable period in 2001. Cerus anticipates that its research and development expenses will continue to increase as additional filings for regulatory approval are prepared and final product configuration and testing are completed for the INTERCEPT Platelet System and INTERCEPT Plasma System, Phase III clinical trials of the INTERCEPT Red Blood Cell System continue and research and development activity relating to its other pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. Cerus faces numerous risks and uncertainties associated with the successful completion of its research and development projects; see “Risk Factors” beginning on page 13.

General and Administrative Expenses. General and administrative expenses increased 18% to $2.8 million for the three months ended March 31, 2002 from $2.4 million for the comparable period in 2001. The increase was primarily attributable to the addition of administrative personnel and increased facilities expenses associated with expansion of Cerus’ operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

Net Interest Income. Net interest income decreased 43% to $0.7 million for the three months ended March 31, 2002 from $1.2 million for the comparable period in 2001. The decrease was principally due to reduced yields on investments as a result of declining interest rates. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

Liquidity and Capital Resources

Cerus’ sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin and the Consortium, United States government grants and cooperative agreements and interest income.

To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance. Cerus does not expect to receive regulatory approval for the INTERCEPT Platelet System in Europe until mid-2002 or later or in the United States until mid-2003 or later. Cerus does not expect to receive regulatory approval for the INTERCEPT Plasma System in Europe and in the United States until the second half of 2003 or later. Cerus does not expect to receive regulatory approval for the INTERCEPT Red Blood Cell System until 2005 or later.

At March 31, 2002, Cerus had cash, cash equivalents and short-term investments of $107.5 million. Net cash used in operating activities was $14.2 million for the three months ended March 31, 2002, compared to $10.9 million for the same period in 2001, resulting primarily from the net loss of $13.5 million during the period and changes in other operating balances. Net cash used in investing activities during the three months ended March 31, 2002 of $3.3 million resulted principally from the purchases of $30.5 million of short-term investments and $2.7 million of furniture and equipment, offset by the sales and maturities of $29.9 million of short-term investments. Working capital decreased to $93.6 million at March 31, 2002 from $108.6 million at December 31, 2001, primarily due to decreased cash and cash equivalents balances from operating and investing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next 18 months. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood Systems and other programs; payments by Baxter and the United States government; and costs related to creating, maintaining and defending Cerus’ intellectual property position. Cerus’ long-term capital requirements will be dependent on these factors and on Cerus’ ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, the achievement of milestones, regulatory approval and successful commercialization of the INTERCEPT Blood Systems and other product candidates, competitive developments and regulatory factors. If Baxter were to terminate its agreements with Cerus, Cerus might not be able to meet its long-term capital requirements. Future capital funding transactions may result in dilution to investors in Cerus, and may not be available on favorable terms or at all. In August 2001, Cerus filed a shelf registration statement on Form S-3 to offer and sell up to $300 million of common stock and/or debt securities. Cerus has no current commitments to offer or sell securities pursuant to this registration statement.

Financial Instruments

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at March 31, 2002 and December 31, 2001 were not material. Cerus’ investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus’ investments balance of $107.5 million at March 31, 2002, approximately 45% have original maturity dates of less than 90 days, and approximately 29% have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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

We have completed our European Phase III (CE Mark) clinical trial of the INTERCEPT Platelet System with random donor platelets, which are platelets prepared from several units of whole blood pooled together in a manual process. In December 2000, we submitted a CE Mark application for marketing approval of the INTERCEPT Platelet System in Europe. We have completed a 20-patient ancillary clinical trial in Europe to qualify the system for its commercial configuration. We have also completed a 40-patient ancillary clinical trial in Europe to extend qualification of the system to platelets collected by our development and marketing partner, Baxter Healthcare Corporation’s apheresis collection system, which is a system to separate and collect a full unit of platelets from a donor using an automated collection machine. We completed our Phase III clinical trial of the INTERCEPT Platelet System in the United States in March 2001, but we have not yet submitted all of the modules of our pre-market approval application with the FDA. We have completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Plasma System in the United States and are conducting a Phase IIIc clinical trial. We have completed a Phase Ic clinical trial of the INTERCEPT Red Blood Cell System in the United States and are conducting Phase III clinical trials. Our allogeneic cellular immune therapy (referred to as ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Last, our Epstein-Barr Virus cellular vaccine program is in pre-clinical development. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file additional applications for product approval with the FDA and foreign regulatory authorities. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

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

We may fail to complete our clinical trials on time or be unable to complete the trials at all.

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

We are using prototype components in our pre-clinical studies and clinical trials and have not completed the components’ commercial design.

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

Baxter is responsible for manufacturing and assembling our pathogen inactivation systems. Baxter intends to rely on third parties to manufacture and assemble some of the system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has not produced the pathogen inactivation systems in commercial quantities and may not be able to manufacture and assemble them, or do so economically. Prior to product sales of the platelet system in Europe, Baxter will need to complete studies relating to illumination device manufacturing that will enable it to make a self-declaration concerning quality of device manufacturing. In the United States, studies related to the illumination device, disposable and compound manufacturing and stability need to be completed and included in FDA submissions before the FDA would consider the application for approval. It may be difficult or impossible to complete those studies in a timeframe consistent with intended commercialization.

If our third-party manufacturers fail to produce our compounds and other product components satisfactorily and in sufficient quantities, we may incur delays, shortfalls and additional expenses.

A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. Of these manufacturers, we currently have contracted with one manufacturer to provide enough amotosalen, the inactivation compound we use in our platelet and fresh frozen plasma systems, to meet our anticipated clinical trial, product development and initial platelet system European launch requirements, and we have contracted with one manufacturer to produce an intermediate compound, S-301, which is used by another manufacturer as a raw material of S-303, the inactivation compound we use in our red blood cell system. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. While alternative suppliers for the inactivation compounds exist, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations. Identifying and qualifying such new suppliers could be expensive and time-consuming.

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

In the United States, our efforts to develop our systems to inactivate viruses, bacteria and other pathogens in platelets have focused almost entirely on apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are platelets that are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, with the remainder prepared from pooled random donor platelets. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems to inactivate viruses, bacteria and other pathogens in platelets compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we plan to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not at hospitals, and is intended to permit storage and transfusion of treated platelets for up to five days after pooling. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets, and we have not yet made a formal request for the FDA to do so.

Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets in the United States. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We have conducted our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter’s equipment and materials. Under an agreement with Haemonetics Corporation, Baxter has agreed to provide Haemonetics with a platelet storage solution proprietary to Cerus and Baxter, with the objective that platelets collected on certain future Haemonetics apheresis collection equipment may be directly treated using our platelet system. Baxter and we also are adapting our platelet system to allow compatibility with other manufacturers’ equipment. Such adaptations will require additional product development and testing, including clinical trials. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system in the United States may be delayed until the system receives regulatory approval for use on such other equipment.

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

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through March 31, 2002, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, and we have recognized $25.0 million in revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

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

•                     We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We currently have a small marketing group that helps support Baxter’s marketing organization; however, we do not intend to develop our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood Systems. If our joint development agreements with Baxter are terminated or if Baxter is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would delay commercialization of our pathogen inactivation systems and increase our costs.

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

In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements applicable to our prospective customers, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA before using products processed with our pathogen inactivation systems. This requirement or FDA delays in approving these supplements may deter some blood centers from using our products. Blood centers that do submit supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $22.6 million in 1999, $36.0 million in 2000 and $49.4 million in 2001. As of March 31, 2002, we had an accumulated deficit of approximately $186.6 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter, Kirin and the Consortium for Plasma Science and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter, the United States government and projected interest income, will support our current and planned operations for at least the next 18 months. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter and the United States government, costs related to creating, maintaining and defending our intellectual property position, the achievement of milestones, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

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

As of March 31, 2002, we owned 55 issued or allowed United States patents and 58 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2018. In addition, we have 24 pending United States patent applications and have filed 16 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which six are also pending in China and Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We are also a licensee under a license agreement with Emory University with respect to two United States patents covering inventions related to our ACIT program. The license provides for us to make certain future milestone payments to Emory as well as royalties on any sales of products using the licensed technology. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

We cannot be certain that we were the first to make the inventions covered by each of our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and commercialization of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or sale of our products.

We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how or determine the scope and validity of others’ proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could be expensive and time consuming, and we could be unsuccessful in our efforts to enforce our intellectual property rights.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 1999 to March 31, 2002, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $15.44 to a high of $80.50. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 3.                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II:                                            OTHER INFORMATION

ITEM 1.                                                  LEGAL PROCEEDINGS

None.

ITEM 2.                                                  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                  OTHER INFORMATION

None.

ITEM 6.                                                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits required by Item 601 of Regulation S-K

None.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	May 14, 2002	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)