Form 10-Q
period 2002-06-30
CERUS CORP
filed 2002-08-14
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒ NO ☐

As of July 31, 2002, there were 15,786,801 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2002

PART I:                     FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$26,491	$64,503
Short-term investments	66,783	58,958
Accounts receivable from a related party	5,028	26
Other current assets	2,752	1,573

Total current assets	101,054	125,060

Furniture and equipment, net of depreciation	6,274	3,012
Other assets	218	188

Total assets	$107,546	$128,260

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$8,410	$5,029
Accounts payable	3,655	3,220
Accrued expenses	6,473	7,247
Deferred revenue	789	927
Current portion of capital lease obligations	33	31

Total current liabilities	19,360	16,454

Capital lease obligations, less current portion	34	51
Redeemable convertible preferred stock	5,000	5,000

Total stockholders’ equity	83,152	106,755

Total liabilities and stockholders’ equity	$107,546	$128,260

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue:
Milestone and development funding, related parties	$5,000	$1,021	$5,002	$1,866
Development funding, other	36	224	139	450
Government grants and cooperative agreements	613	314	1,011	687

Total revenue	5,649	1,559	6,152	3,003

Operating expenses:
Research and development	14,484	12,086	26,405	23,404
General and administrative	3,024	2,658	5,826	5,037

Total operating expenses	17,508	14,744	32,231	28,441

Loss from operations	(11,859)	(13,185)	(26,079)	(25,438)

Interest income, net	575	1,210	1,248	2,398

Loss before provision for income taxes	(11,284)	(11,975)	(24,831)	(23,040)

Provision for income taxes	—	—	—	(100)

Net loss	$(11,284)	$(11,975)	$(24,831)	$(23,140)

Net loss per share - basic and diluted	$(0.71)	$(0.80)	$(1.57)	$(1.60)

Shares used in computing net loss per share - basic and diluted	15,782	14,887	15,767	14,492

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(24,831)	$(23,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	894	574
Issuance of common stock for services	—	420
Changes in operating assets and liabilities:
Accounts receivable from a related party	(5,002)	118
Other current assets	(1,179)	(543)
Other assets	(30)	(9)
Accounts payable to a related party	3,381	1,497
Accounts payable and accrued expenses	(339)	329
Deferred revenue	(138)	937

Net cash used in operating activities	(27,244)	(19,817)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(4,156)	(484)
Purchases of short-term investments	(61,610)	(3,995)
Sales of short-term investments	20,033	—
Maturities of short-term investments	33,752	13,451

Net cash provided by (used in) investing activities	(11,981)	8,972

Financing activities:
Net proceeds from issuance of common stock	1,228	77,361
Payments on capital lease obligations	(15)	(19)

Net cash provided by financing activities	1,213	77,342

Net increase (decrease) in cash and cash equivalents	(38,012)	66,497
Cash and cash equivalents, beginning of period	64,503	71,871

Cash and cash equivalents, end of period	$26,491	$138,368

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period.

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

Note 3 - Net Loss per Share

Cerus’ net loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic and diluted net loss per share has been computed using the weighted average number of common shares outstanding during the period. The effects of outstanding stock options and other convertible securities are excluded from the calculation of diluted net loss per share, as inclusion would be antidilutive.

Note 4 - Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under development agreements with Baxter Healthcare Corporation, Kirin Brewery Company, Ltd. and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the three and six months ended June 30, 2002 was $5,000,000 and $5,002,000, respectively.

Revenue from related parties for the three and six months ended June 30, 2001 was $1,021,000 and $1,866,000, respectively. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. In the three and six months ended June 30, 2002, Cerus recognized $5,000,000 of milestone revenue from Baxter upon CE Mark approval of the disposable set for the platelet system. There was no milestone revenue recognized in 2001.

Cerus receives certain United States government grants in support of its research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. Grants recorded as revenue are non-refundable.

Note 5 - Preferred Stock

At June 30, 2002, Baxter held 5,000 shares of Cerus’ Series A preferred stock, which represented 100% of the total outstanding shares of Series A preferred stock. In July 2002, all outstanding shares of Series A preferred stock were converted to common shares. Cerus issued 86,526 common shares upon this conversion. The conversion price was based on 120% of the average closing price of the common stock 30 trading days prior to CE Mark approval of the disposable set for the platelet system. Because of the separate approval dates for the two components of the platelet system, Cerus expects to enter into an agreement with Baxter that the number of common shares issued upon conversion of Series A preferred stock will be adjusted based on the average of the previously calculated conversion price and 120% of the average closing price of the common stock 30 trading days prior to CE Mark of the illumination device for the platelet system. This adjustment may result in additional common shares being issued if and when this approval occurs.

Baxter holds 3,327 shares of Cerus’ Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 2.1% of the outstanding common shares of Cerus at June 30, 2002. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

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

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, regulatory approvals, manufacturing, reimbursement, market acceptance and other factors discussed below and under the caption “Risk Factors,” and in the company’s other documents filed with the Securities and Exchange Commission. Cerus undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

INTERCEPT is a trademark of Baxter International, Inc.

Overview

Cerus Corporation is developing medical systems and therapeutics based on its proprietary Helinx® technology for controlling biological replication. Cerus’ most advanced programs are focused on systems to enhance the safety of blood products used for transfusion. The INTERCEPT Blood System, based on the company’s Helinx technology, is designed to inactivate viruses, bacteria, other pathogens and white blood cells. Cerus also is pursuing therapeutic applications to treat and prevent serious diseases.

Cerus is developing the INTERCEPT Blood System for platelets, plasma and red blood cells with its development and marketing partner, Baxter Healthcare Corporation. The INTERCEPT Blood System is intended to target and inactivate blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving intact the therapeutic properties of the blood components. The INTERCEPT Blood System inactivates a broad array of pathogens and has the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. Cerus believes that the INTERCEPT Blood System also has the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood.

Cerus and Baxter have received a CE Mark for the INTERCEPT Blood System disposable set for platelets. Baxter must complete the CE Mark process for the illumination device before the system can be commercialized. Regulatory applications have been submitted in Australia and Canada, and the companies have begun the regulatory submission process to obtain approval in the United States. Separately, Cerus and Baxter are preparing the U.S. submission for the INTERCEPT Blood System for plasma, and also plan to submit a CE Mark application for this product. In addition, the companies are conducting Phase III clinical trials for INTERCEPT Red Blood Cells. Cerus’ allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials. Cerus’ Epstein-Barr Virus (EBV) cellular vaccine program is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology.  Cerus has been unprofitable since inception and, as of June 30, 2002, had an accumulated deficit of approximately $197.9 million. All of Cerus’ product candidates are in the research and development stage, and Cerus has not received any revenue from product sales. Cerus and Baxter must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization. Cerus’ ability to achieve a profitable level of operations in the future will depend on its and Baxter's ability to successfully complete development, obtain regulatory approvals and commercialize, and on Baxter's ability to achieve market acceptance of, the INTERCEPT Blood System. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

Agreement with Baxter for the Development of the INTERCEPT Blood System for Platelets. Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specified amounts. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Blood System for platelets following regulatory approval. The agreement also provided for Baxter to make a $5 million cash milestone payment to Cerus upon approval to market products developed under the platelet program. The $5 million milestone was earned and recognized as revenue by Cerus in the second quarter of 2002 upon regulatory approval of the disposable set for the system in Europe. Cerus received payment of the $5 million milestone from Baxter in July 2002.

Agreement with Baxter for the Development of the INTERCEPT Blood System for Red Blood Cells and Plasma. Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma for transfusion. This agreement provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the plasma system. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the red blood cell and plasma systems following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of red blood cell system disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, in each case after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

This agreement also provides that Baxter and its affiliates will not acquire capital stock of Cerus if the acquisition would result in Baxter and its affiliates owning 5.4% or more of the outstanding voting power of Cerus. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of the outstanding voting shares of Cerus, the Board of Directors decides to liquidate or sell to a third party substantially all of Cerus’ assets or a majority of Cerus’ voting securities approve a merger in which Cerus’ stockholders do not own a majority of the voting securities of the post-merger company. As of June 30, 2002, Baxter owned less than 5% of Cerus’ outstanding common stock.

From inception through June 30, 2002, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $30.0 million in revenue from Baxter. Baxter has advised Cerus that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Kirin. In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus’ Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus has received an initial license fee of $1 million, and may receive additional payments upon achievement of development milestones. The license fee is being deferred and recognized as development funding ratably over the development period. In addition, the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of Cerus’ development activities aimed at obtaining product approval in the United States. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue, including a royalty and reimbursement of its cost of goods. Cerus retains all marketing rights for the rest of the world, including the United States and Europe.

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

Results of Operations

Three- and Six-Month Periods Ended June 30, 2002 and 2001

Revenue. Milestone and development funding from Baxter and the Consortium increased to $5.0 million for the three months ended June 30, 2002 from $1.0 million for the comparable period in 2001, and increased to $5.0 million for the six months ended June 30, 2002 from $1.9 million for the comparable period in 2001. The increases in both periods were due to a $5 million milestone payment from Baxter earned in 2002 upon regulatory approval of the disposable set for the INTERCEPT Blood System for platelets in Europe. No development funding revenue from Baxter was recognized in 2002. Development funding revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared.

Development funding from non-related parties decreased 84% to $36,000 for the three months ended June 30, 2002 from $224,000 for the comparable period in 2001, and decreased 69% to $139,000 for the six months ended June 30, 2002 from $450,000 for the comparable period in 2001. The changes for both periods were due to decreased development funding from Kirin, principally resulting from reduced ACIT program expenses incurred by Cerus in 2002.

Milestone revenue from Baxter was 89% and 81% of total revenue for the three and six months ended June 30, 2002, respectively. Development funding from Kirin was less than 1% of total revenue for the three months ended June 30, 2002, and was 2% of total revenue for the six months ended June 30, 2002. Development funding from the Consortium was less than 1% of total revenue for the three and six months ended June 30, 2002.

Revenue from government grants and cooperative agreements increased 95% to $0.6 million for the three months ended June 30, 2002 from $0.3 million for the comparable period in 2001, and increased 47% to $1.0 million for the six months ended June 30, 2002 from $0.7 million for the comparable period in 2001. The changes in both periods were primarily due to the timing of various external contract research activities. Cerus has a three-year cooperative agreement with the Armed Forces of the United States that was entered into in February 2001. Cerus’ grant from the National Institutes of Health expired in July 2002. There can be no assurance that Cerus will receive additional government grants in the future.

Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus’ development agreements with Baxter, and payments from the United States government under cooperative agreement and research grant programs. There can be no assurance that Cerus will receive additional payments under collaboration agreements or additional government grants in the future or that Cerus’ development agreements will not be modified or terminated. If the CE Mark process for the illumination device is completed and the INTERCEPT Blood System for platelets is commercialized in Europe, Cerus does not expect to recognize revenue from product sales before the fourth quarter of 2002, and does not expect revenue from product sales in 2002, if any, to be significant.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 20% to $14.5 million for the three months ended June 30, 2002 from $12.1 million for the comparable period in 2001, and increased 13% to $26.4 million for the six months ended June 30, 2002 from $23.4 million for the comparable period in 2001. The increase was due principally to the addition of scientific personnel and increased development spending at Baxter for development of the INTERCEPT Blood System.

Cerus’ total research and development costs included $12.5 million for the INTERCEPT Blood System and $2.0 million for all other programs for the three months ended June 30, 2002, and $9.8 million for the INTERCEPT Blood System and $2.2 million for all other programs for the comparable period in 2001. Cerus’ total research and development costs included $22.8 million for the INTERCEPT Blood System and $3.6 million for all other programs for the six months ended June 30, 2002, and $19.6 million for the INTERCEPT Blood System and $3.8 million for all other programs for the comparable period in 2001.

Cerus anticipates that its research and development expenses will continue to increase as additional regulatory approval filings are prepared and additional product configurations and testing are completed for the platelet and plasma systems, Phase III clinical trials of INTERCEPT Red Blood Cells continue and research and development activity relating to other pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. Cerus faces numerous risks and uncertainties associated with the successful completion of its research and development projects; see “Risk Factors” beginning on page 14.

General and Administrative Expenses. General and administrative expenses increased 14% to $3.0 million for the three months ended June 30, 2002 from $2.7 million for the comparable period in 2001, and increased 16% to $5.8 million for the six month period ended June 30, 2002 from $5.0 million for the comparable period in 2001. The increase was primarily attributable to the addition of administrative personnel and increased facilities expenses associated with expansion of Cerus’ operations. Cerus expects its general and administrative expenses to continue to increase as development and commercialization activities progress.

Net Interest Income. Net interest income decreased 52% to $0.6 million for the three months ended June 30, 2002 from $1.2 million for the comparable period in 2001, and decreased 48% to $1.2 million for the six months ended June 30, 2002 for the comparable period in 2001. The decrease was principally due to reduced investment balances carried by Cerus in 2002 and less favorable yields on investments as a result of declining interest rates. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

Liquidity and Capital Resources

Cerus’ sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin and the Consortium, United States government grants and cooperative agreements and interest income. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance. Cerus does not expect Baxter to receive regulatory approval for or commercialize the INTERCEPT Blood System for platelets in Europe until the fourth quarter of 2002 or later, or in the United States until the second half of 2003 or later. Cerus does not expect regulatory approval to be received for the INTERCEPT Blood System for plasma in Europe or in the United States until the end of 2003 or later. Cerus does not expect regulatory approval to be received for the INTERCEPT Red Blood Cell System until 2005 or later.

At June 30, 2002, Cerus had cash, cash equivalents and short-term investments of $93.3 million. Net cash used in operating activities was $27.2 million for the six months ended June 30, 2002, compared to $19.8 million for the same period in 2001, resulting primarily from the net loss of $24.8 million during the period and changes in other operating balances. Net cash used in investing activities during the six months ended June 30, 2002 of $12.0 million resulted principally from the purchases of $61.6 million of short-term investments and $4.2 million of furniture and equipment, offset by the sales and maturities of $53.8 million of short-term investments. Working capital decreased to $81.7 million at June 30, 2002 from $108.6 million at December 31, 2001, primarily due to decreased cash and cash equivalents balances from operating and investing activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements for at least the next 12 months. These near-term capital requirements are dependent on various factors, including: the development progress and costs of the INTERCEPT Blood System and other programs; payments from Baxter and the United States government; and costs related to creating, maintaining and defending Cerus’ intellectual property position. Cerus’ long-term capital requirements will be dependent on these factors and on Cerus’ ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. If Baxter were to terminate its agreements with Cerus, Cerus might not be able to meet its long-term capital requirements. Future capital funding transactions may result in dilution to investors in Cerus, and may not be available on favorable terms or at all. In August 2001, Cerus filed a shelf registration statement on Form S-3 to offer and sell up to $300 million of common stock and/or debt securities. Cerus has no current commitments to offer or sell securities pursuant to this registration statement.

Financial Instruments

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at June 30, 2002 and December 31, 2001 were not material. Cerus’ investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus’ investments balance of $93.3 million at June 30, 2002, approximately 28% have original maturity dates of less than 90 days, and approximately 33% have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

Risk Factors

Cerus’ business faces significant risks. If any of the events or circumstances described in the following risks actually occur, Cerus’ business may suffer, the trading price of Cerus’ common stock could decline and Cerus’ financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

Our products are in development; if our pre-clinical and clinical trials are not successful or the data are not considered sufficient by regulatory authorities to grant marketing approval, Baxter and we will be unable to commercialize our products and generate revenue.

We have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration and international regulatory authorities can approve them for commercial use. Our INTERCEPT Blood System and stem cell transplantation programs are undergoing clinical testing. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with federal regulations before the products can be approved for commercial sale.

In June 2002, we received CE Mark approval of the disposable set for the INTERCEPT Blood System for platelets in Europe. Our development and marketing partner, Baxter Healthcare Corporation must complete the CE Mark process for the illumination device before the system can be commercialized. In addition to CE Mark approval in Europe, Baxter will need to obtain regulatory and reimbursement approvals in individual European countries to market our products. The level of additional product testing varies by country, but could take up to six months or more to complete after CE Mark approval. We have also submitted a CE Mark application to extend qualification of the system to platelets collected by Baxter's apheresis collection system, which is a system to separate and collect a full unit of platelets from a donor using an automated collection machine. We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001, but we have not yet submitted all of the modules of our pre-market approval application with the FDA. We have completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Blood System for plasma in the United States and are conducting a Phase IIIc clinical trial. We are conducting Phase III clinical trials of INTERCEPT Red Blood Cells in the United States. Our allogeneic cellular immune therapy (referred to as ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Last, our Epstein-Barr Virus cellular vaccine program is in pre-clinical development. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file additional applications for product approval with the FDA and foreign regulatory authorities. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

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

Significant clinical trial delays could allow competitors to bring products to market before we do and impair our ability to commercialize our products. Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Other factors, including the unavailability of blood products, could also delay our clinical trials. Our product development costs will increase if we have additional delays in testing or approvals.

We are using prototype components in our pre-clinical studies and clinical trials and have not completed the components’ commercial design.

If we fail to develop commercial versions of the systems on schedule, our competitors may be able to bring products to market before we do, which would delay or diminish our potential revenue. The system disposables and instruments we use in our pre-clinical studies and clinical trials are prototypes of those to be used in the final products. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the acceptability of the commercial configuration and the equivalence of the prototype and the commercial design. However, regulatory authorities may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may increase our expenses and delay the commercialization of our products.

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

Baxter is responsible for manufacturing and assembling our pathogen inactivation systems. Baxter intends to rely on third parties to manufacture and assemble some of the system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has not produced the pathogen inactivation systems in commercial quantities and may not be able to manufacture and assemble them, or do so economically. Prior to product sales of the platelet system in Europe, Baxter will need to complete studies relating to illumination device manufacturing that will enable it to make a self-declaration concerning quality of device manufacturing. In the United States, studies related to the illumination device, disposable and compound manufacturing need to be completed and included in FDA submissions before the FDA would consider the application for approval. Product stability studies to establish the shelf life of the disposables have not been completed. If studies do not support a sufficient shelf life, the disposables and/or packaging may need to be redesigned and validated through additional studies. If sufficient shelf life cannot be demonstrated, the products may not achieve customer acceptance and may not receive regulatory approval in the United States. It may be difficult or impossible to complete all studies in a timeframe consistent with intended commercialization.

If our third-party manufacturers fail to produce our compounds and other product components satisfactorily and in sufficient quantities, we may incur delays, shortfalls and additional expenses.

A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. Of these manufacturers, we currently have contracted with one manufacturer to provide enough amotosalen, the inactivation compound we use in our platelet and plasma systems, to meet our anticipated clinical trial, product development and initial platelet system European launch requirements. We have contracted with one manufacturer to produce an intermediate compound, S-301, which is used by another manufacturer as a raw material of S-303, the inactivation compound we use in our red blood cell system. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. While alternative suppliers for the inactivation compounds exist, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations. Identifying and qualifying such new suppliers could be expensive and time-consuming.

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

Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost, because the blood supply has become safer or for other reasons. Baxter's ability to successfully commercialize our products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, our products may not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. If our products fail to achieve market acceptance, we may never become profitable.

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

Even if our products receive regulatory approval to be commercialized and marketed, due to the intense market concentration, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue. The market for our pathogen inactivation systems is dominated by a small number of blood collection organizations. In the United States, the American Red Cross collects and distributes approximately 50% of the nation’s supply of blood and blood components. Other major United States blood collection organizations include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation’s supply of blood and blood components. In many countries of Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply.

We rely heavily on Baxter for development funding, manufacturing, marketing and sales.

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through June 30, 2002, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, and we have recognized $30.0 million in revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

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

•                  Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. A development program under the agreements may be terminated by either party on 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the plasma or red blood cell programs. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly, which would cause us to incur additional expenditures.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $22.6 million in 1999, $36.0 million in 2000 and $49.4 million in 2001. As of June 30, 2002, we had an accumulated deficit of approximately $197.9 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter, Kirin and the Consortium for Plasma Science and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated payments from Baxter, the United States government and projected interest income, will support our current and planned operations for at least the next 12 months. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter and the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

We expect to require substantial additional funds for our long-term product development, marketing programs and operating expenses. We do not know if we will be able to raise additional funds on acceptable terms. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

If our competitors develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We expect our products to encounter significant competition. Our products may compete with other approaches to blood safety and improving the outcome of stem cell transplantation currently in use, as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers and governmental organizations and agencies. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development is risky and uncertain, and we cannot assure you that we will develop our products successfully. Competitors’ products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. Competitors or potential competitors may have substantially greater financial and other resources than we have. They may also have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. Our ability to compete successfully will depend, in part, on our ability to:

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

As of June 30, 2002, we owned 60 issued or allowed United States patents and 59 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2021. In addition, we have 27 pending United States patent applications and have filed 16 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which six are also pending in China and Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We are also a licensee under an agreement with Emory University with respect to two United States patents covering inventions related to our ACIT program. The license provides for us to make certain future milestone payments to Emory as well as royalties on any sales of products using the licensed technology. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Our research and development activities involve the controlled use of hazardous materials, including certain hazardous chemicals, radioactive materials and infectious pathogens, such as HIV and hepatitis viruses. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury. If an accident occurs, we could be held liable for any damages that result.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 1999 to June 30, 2002, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $15.44 to a high of $80.50. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 5, 2002, to consider and vote upon three matters. The first matter related to the election of two director nominees: Stephen T. Isaacs and Bruce C. Cozadd. The two directors elected will hold office until the 2005 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee	Votes in Favor	Votes Withheld
Stephen T. Isaacs	12,286,793	941,496
Bruce C. Cozadd	13,184,488	43,801

The term of office for the following directors continued after the annual meeting: B.J. Cassin, William R. Rohn, John E. Hearst and C. Raymond Larkin Jr.

The second matter related to the approval of an amendment to the Company’s 1999 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 1,000,000 shares, to a total of 4,080,000 shares. 4,636,131 votes were cast for approval, 4,191,337 were cast against with 31,179 abstentions and

4,369,642 broker non-votes. The third matter related to the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2002. 13,119,099 votes were cast for approval, 80,175 were cast against with 29,015 abstentions.

Based on these voting results, each of the directors nominated was elected and the second and third matters were passed.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1*

Certification by the Chief Executive Officer and Chief Financial Officer of Cerus as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002, dated August 12, 2002.

(b)	Reports on Form 8-K

None.

* The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	August 12, 2002	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)