Form 10-Q
period 2002-09-30
CERUS CORP
filed 2002-11-15
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                       YES ☒ NO☐

As of October 31, 2002, there were 15,904,520 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 30, 2002

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$42,128	$64,503
Short-term investments	39,667	58,958
Accounts receivable from a related party	55	26
Other current assets	2,129	1,573

Total current assets	83,979	125,060

Furniture and equipment, net of depreciation	6,164	3,012
Other assets	153	188

Total assets	$90,296	$128,260

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$8,897	$5,029
Accounts payable	2,687	3,220
Accrued expenses	5,979	7,247
Deferred revenue	754	927
Current portion of capital lease obligations	34	31

Total current liabilities	18,351	16,454

Capital lease obligations, less current portion	25	51
Redeemable convertible preferred stock	—	5,000

Total stockholders’ equity	71,920	106,755

Total liabilities and stockholders’ equity	$90,296	$128,260

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue:
Milestone and development funding, related parties	$—	$69	$5,002	$1,935
Development funding, other	167	231	306	681
Government grants and cooperative agreements	563	217	1,574	904

Total revenue	730	517	6,882	3,520

Operating expenses:
Research and development	14,881	12,194	41,286	35,598
General and administrative	2,925	2,347	8,751	7,384

Total operating expenses	17,806	14,541	50,037	42,982

Loss from operations	(17,076)	(14,024)	(43,155)	(39,462)

Interest income, net	485	1,298	1,733	3,696

Loss before provision for income taxes	(16,591)	(12,726)	(41,422)	(35,766)

Provision for income taxes	—	—	—	(100)

Net loss	$(16,591)	$(12,726)	$(41,422)	$(35,866)

Net loss per share - basic and diluted	$(1.05)	$(0.81)	$(2.62)	$(2.41)

Shares used in computing net loss per share - basic and diluted	15,874	15,711	15,802	14,898

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net loss	$(41,422)	$(35,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,685	869
Issuance of common stock for services	33	420
Gain on sale of equipment	—	(22)
Changes in operating assets and liabilities:
Accounts receivable from a related party	(29)	204
Other current assets	(556)	(442)
Other assets	35	(34)
Accounts payable to a related party	3,868	6,082
Accounts payable and accrued expenses	(1,801)	(2,270)
Deferred revenue	(173)	1,166

Net cash used in operating activities	(38,360)	(29,893)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(4,837)	(614)
Proceeds from sale of equipment	—	44
Purchases of short-term investments	(77,034)	(39,275)
Sales of short-term investments	47,033	—
Maturities of short-term investments	49,292	19,062

Net cash provided by (used in) investing activities	14,454	(20,783)

Financing activities:
Net proceeds from issuance of common stock	1,554	78,132
Payments on capital lease obligations	(23)	(26)

Net cash provided by financing activities	1,531	78,106

Net increase (decrease) in cash and cash equivalents	(22,375)	27,430
Cash and cash equivalents, beginning of period	64,503	71,871

Cash and cash equivalents, end of period	$42,128	$99,301

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period.

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

Note 4 - Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under development agreements with Baxter Healthcare Corporation, Kirin Brewery Company, Ltd. and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the nine months ended September 30, 2002 was $5,002,000. No revenue from related parties was recognized in the three-month period in 2002. Revenue from related parties for the three and nine months ended September 30, 2001 was $69,000 and $1,935,000, respectively. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. In the second quarter of 2002, Cerus recognized $5,000,000 of milestone revenue from Baxter upon CE Mark approval of the disposable set for the platelet system. There was no milestone revenue recognized in 2001.

Cerus receives certain United States government grants in support of its research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. Grants recorded as revenue are non-refundable.

Note 5 – Preferred Stock

Upon regulatory approval of the platelet system in Europe, all 5,000 outstanding shares of Series A preferred stock were converted to common shares in July 2002. Cerus issued a total of 129,968 common shares to Baxter, the holder of the Series A preferred stock, in connection with this conversion. The conversion price was based on the average of 120% of the average closing price of the common stock 30 trading days prior to CE Mark approval of the disposable set for the platelet system and 120% of the average closing price of the common stock 30 trading days prior to CE Mark of the illumination device for the platelet system.

Baxter holds 3,327 shares of Cerus’ Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 2.1% of the outstanding common shares of Cerus at September 30, 2002. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 6 – Loan Commitment from Baxter

In October 2002, Cerus received a commitment from Baxter for a $50 million loan, subject to the completion of final loan documentation. The terms of the five-year loan include the availability of the funds beginning January 2003. The interest rate of the loan will be 12%, with no interest or principal payments due until 2008. The loan will be secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets.

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

Cerus and Baxter have received a CE Mark for the INTERCEPT Blood System for platelets. The companies have begun the regulatory submission process to obtain approval in the United States. Cerus and Baxter are also in late stage development of the INTERCEPT Blood System for plasma. In addition, the companies are conducting Phase III clinical trials for INTERCEPT Red Blood Cells. Cerus’ allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials. Cerus’ Epstein-Barr Virus (EBV) cellular vaccine program is in pre-clinical development.

Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology.  Cerus has been unprofitable since inception and, as of September 30, 2002, had an accumulated deficit of approximately $214.5 million. Except for the INTERCEPT Blood System for platelets, which is approved for sale in Europe, all of Cerus’ product candidates are in the research and development stage, and Cerus has not yet received any revenue from product sales. Cerus and Baxter must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of one or more products. Cerus’ ability to achieve a profitable level of operations in the future will depend on its and Baxter’s ability to successfully complete development and obtain regulatory approvals and on Baxter’s ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

Agreement with Baxter for the Development of the INTERCEPT Blood System for Platelets. Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specified amounts. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Blood System for platelets following regulatory approval. The agreement also provided for Baxter to make a $5 million cash milestone payment to Cerus upon approval to market products developed under the platelet program. The $5 million milestone was earned and recognized as revenue by Cerus in the second quarter of 2002. Cerus received payment of the $5 million milestone from Baxter in July 2002.

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

This agreement also provides that Baxter and its affiliates will not acquire capital stock of Cerus if the acquisition would result in Baxter and its affiliates owning 5.4% or more of the outstanding voting power of Cerus. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of the outstanding voting shares of Cerus, the Board of Directors decides to liquidate or sell to a third party substantially all of Cerus’ assets or a majority of Cerus’ voting securities approve a merger in which Cerus’ stockholders do not own a majority of the voting securities of the post-merger company. As of September 30, 2002, Baxter owned less than 5% of Cerus’ outstanding common stock.

From inception through September 30, 2002, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $30.0 million in revenue from Baxter. Baxter has advised Cerus that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

In October 2002, Cerus received a commitment from Baxter for a $50 million loan, subject to the completion of final loan documentation. The terms of the five-year loan include the availability of the funds beginning January 2003. The interest rate of the loan will be 12%, with no interest or principal payments due until 2008. The loan will be secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets.

Agreement with Kirin. In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus’ Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus has received an initial license fee of $1 million. The license fee is being deferred and recognized as development funding ratably over the development period. Cerus may not receive additional funding from Kirin. In addition, the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of Cerus’ development activities aimed at obtaining product approval in the United States. No such development activities by Cerus are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue, including a royalty and reimbursement of its cost of goods. Cerus retains all marketing rights for the rest of the world, including the United States and Europe.

Cooperative Agreement with the Armed Forces of the United States. In February 2001, Cerus was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. Cerus received the award to develop its pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreement, Cerus will conduct research on the inactivation of infectious pathogens, including unusual viruses, bacterial and parasites, which are of particular concern to the Armed Forces. Cerus, in collaboration with investigators at Walter Reed Army Institute of Research, also will investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in combat zones. Also under the terms of the agreement, Cerus would receive commercial rights to the discoveries and inventions arising from the research performed under the collaboration. In September 2002, Cerus was awarded an additional $6.5 million cooperative agreement to continue funding of these projects.

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

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2002 and 2001

Revenue. Milestone and development funding from Baxter and the Consortium increased to $5.0 million for the nine months ended September 30, 2002 from $1.9 million for the comparable period in 2001. The increase was due to a $5 million milestone payment from Baxter earned in the second quarter of 2002 upon regulatory approval of the disposable set for the INTERCEPT Blood System for platelets in Europe. No revenue from Baxter or the Consortium was recognized in the three-month period ended September 30, 2002. No development funding revenue from Baxter was recognized in 2002. Development funding revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared.

Development funding from non-related parties decreased 28% to $167,000 for the three months ended September 30, 2002 from $231,000 for the comparable period in 2001, and decreased 55% to $306,000 for the nine months ended September 30, 2002 from $681,000 for the comparable period in 2001. The changes for both periods were due to decreased development funding from Kirin, principally resulting from reduced ACIT program expenses incurred by Cerus in 2002.

Milestone revenue from Baxter was 73% of total revenue for the nine months ended September 30, 2002. There was no revenue from Baxter recognized in the three months ended September 30, 2002.  Development funding from Kirin was 5% of total revenue for the three months ended September 30, 2002, and was 2% of total revenue for the nine months ended September 30, 2002. Development funding from the Consortium was less than 1% of total revenue for the nine months ended September 30, 2002. There was no revenue from the Consortium recognized in the three months ended September 30, 2002.

Revenue from government grants and cooperative agreements increased 159% to $0.6 million for the three months ended September 30, 2002 from $0.2 million for the comparable period in 2001, and increased 74% to $1.6 million for the nine months ended September 30, 2002 from $0.9 million for the comparable period in 2001. The changes in both periods were primarily due to the timing of various external contract research activities. Cerus has two three-year cooperative agreements with the Armed Forces of the United States that were entered into in February 2001 and September 2002. Cerus’ grant from the National Institutes of Health expired in July 2002.

Cerus anticipates that its sources of revenue until product sales occur will be limited to payments under collaboration agreements, including Cerus’ development agreements with Baxter, and payments from the United States government under cooperative agreement and research grant programs. There can be no assurance that Cerus will receive additional payments under collaboration agreements or additional government grants in the future or that Cerus’ development agreements will not be modified or terminated. Cerus does not expect revenue from product sales to be significant until after 2002.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 22% to $14.9 million for the three months ended September 30, 2002 from $12.2 million for the comparable period in 2001, and increased 16% to $41.3 million for the nine months ended September 30, 2002 from $35.6 million for the comparable period in 2001. The increase was due principally to the addition of scientific personnel and increased development spending at Baxter for development of the INTERCEPT Blood System.

Cerus’ total research and development costs included $12.6 million for the INTERCEPT Blood System and $2.3 million for all other programs for the three months ended September 30, 2002, and $10.3 million for the INTERCEPT Blood System and $1.9 million for all other programs for the comparable period in 2001. Cerus’ total research and development costs included $35.4 million for the INTERCEPT Blood System and $5.9 million for all other programs for the nine months ended September 30, 2002, and $29.9 million for the INTERCEPT Blood System and $5.7 million for all other programs for the comparable period in 2001.

Cerus anticipates that its research and development expenses will continue to increase as additional regulatory approval filings are prepared and additional product configurations and testing are completed for the platelet and plasma systems, Phase III clinical trials of INTERCEPT Red Blood Cells continue and research and development activity relating to other pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. Cerus faces numerous risks and uncertainties associated with the successful completion of its research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses increased 25% to $2.9 million for the three months ended September 30, 2002 from $2.3 million for the comparable period in 2001, and increased 19% to $8.8 million for the nine-month period ended September 30, 2002 from $7.4 million for the comparable period in 2001. The increase was primarily attributable to the addition of administrative personnel and increased facilities expenses associated with expansion of Cerus’ operations. Cerus expects its general and administrative expenses to continue to increase as development and commercialization activities progress.

Net Interest Income. Net interest income decreased 63% to $0.5 million for the three months ended September 30, 2002 from $1.3 million for the comparable period in 2001, and decreased 53% to $1.7 million for the nine months ended September 30, 2002 from $3.7 million for the comparable period in 2001. The decrease was principally due to reduced investment balances carried by Cerus in 2002 and less favorable yields on investments as a result of declining interest rates. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

Liquidity and Capital Resources

Cerus’ sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin and the Consortium, United States government grants and cooperative agreements and interest income. In October 2002, Cerus received a commitment from Baxter for a $50 million loan, subject to completion of final loan documentation. The terms of the five-year loan include the availability of the funds beginning January 2003. To date, Cerus has not received any revenue from product sales, and it will not derive revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance. Cerus does not expect Baxter to receive regulatory approval for or commercialize the INTERCEPT Blood System for platelets in the United States until the second half of 2003 or later. Cerus does not expect regulatory approval to be received for the INTERCEPT Blood System for plasma in Europe or in the United States until 2004 or later. Cerus does not expect regulatory approval to be received for the INTERCEPT Red Blood Cell System until 2005 or later.

At September 30, 2002, Cerus had cash, cash equivalents and short-term investments of $81.8 million. Net cash used in operating activities was $38.4 million for the nine months ended September 30, 2002, compared to $29.9 million for the same period in 2001, resulting primarily from the net loss of $41.4 million during the period and changes in other operating balances. Net cash provided by investing activities during the nine months ended September 30, 2002 of $14.5 million resulted principally from the sales and maturities of $96.3 million of short-term investments, offset by the purchases of $77.0 million of short-term investments and $4.8 million of furniture, equipment and leasehold improvements. Working capital decreased to $65.6 million at September 30, 2002 from $108.6 million at December 31, 2001, primarily due to decreased cash, cash equivalent and short-term investment balances used in operating activities.

Cerus believes that its available cash balances, together with anticipated cash flows from existing development and grant arrangements and its loan commitment from Baxter, will be sufficient to meet its capital requirements for at least the next 12 months. These near-term capital requirements are dependent on various factors, including: satisfactory completion of final loan documentation with Baxter; the development progress and costs of the INTERCEPT Blood System and other programs; payments from Baxter and the United States government; and costs related to creating, maintaining and defending Cerus’ intellectual property position. Cerus’ long-term capital requirements will be dependent on these factors and on Cerus’ ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. If Baxter were to terminate its agreements with Cerus, Cerus might not be able to meet its long-term capital requirements. Future capital funding transactions may result in dilution to investors in Cerus, and may not be available on favorable terms or at all. In August 2001, Cerus filed a shelf registration statement on Form S-3 to offer and sell up to $300 million of common stock and/or debt securities. Cerus has no current commitments to offer or sell securities pursuant to this registration statement.

Financial Instruments

Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at September 30, 2002 and December 31, 2001 were not material. Cerus’ investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of Cerus’ investments balance of $81.7 million at September 30, 2002, approximately 51% have original maturity dates of less than 90 days, and approximately 33% have original maturities of 90 days to one year. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio.

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

Except for the INTERCEPT Blood System for platelets, which is approved for sale in Europe, we have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration, the FDA, and international regulatory authorities can approve them for commercial use. Our INTERCEPT Blood System and stem cell transplantation programs are undergoing clinical testing. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with federal regulations before the products can be approved for commercial sale.

In October 2002, we received CE Mark approval of the INTERCEPT Blood System for platelets in Europe. Our development and marketing partner, Baxter Healthcare Corporation, will need to complete validation studies and, in some countries, obtain reimbursement approvals in individual European countries to market our products. The level of additional product testing varies by country, but could take up to six months or more to complete after CE Mark approval. We have also submitted a CE Mark application to extend qualification of the system to platelets collected by Baxter’s apheresis collection system, which is a system to separate and collect a full unit of platelets from a donor using an automated collection machine, and we have submitted a CE Mark application for approval of conversion kits that would allow our system to be used with other manufacturers’ apheresis collection systems. We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001, but we have not yet submitted all of the modules of our pre-market approval application with the FDA. We have completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Blood System for plasma in the United States and are conducting a Phase IIIc clinical trial. We are conducting Phase III clinical trials of INTERCEPT Red Blood Cells in the United States. Our allogeneic cellular immune therapy (referred to as ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Last, our Epstein-Barr Virus (referred to as EBV) cellular vaccine program is in pre-clinical development. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file additional applications for product approval with the FDA and foreign regulatory authorities. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

It may take us several years to complete our clinical testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.  We are currently in discussions with the FDA to determine what additional information, which could include further clinical studies, may be required to approve our platelet system.

We may fail to complete our clinical trials on time or be unable to complete the trials at all.

Significant clinical trial delays would impair our ability to commercialize our products and could allow competitors to bring products to market before we do. Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Other factors, including the unavailability of blood products, could also delay our clinical trials. We are planning clinical trials of our ACIT and EBV vaccine programs to be sponsored by other organizations, which will further reduce our ability to control the progress of these trials.

Our product development costs will increase if we have additional delays in testing or approvals.

We are using prototype components in our pre-clinical studies and clinical trials and have not completed the components’ commercial design.

If we fail to develop commercial versions of the systems on schedule, our potential revenue would be delayed or diminished and our competitors may be able to bring products to market before we do. The system disposables and instruments we use in our pre-clinical studies and clinical trials are prototypes of those to be used in the final products. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the acceptability of the commercial configuration and the equivalence of the prototype and the commercial design. However, regulatory authorities may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may increase our expenses and delay the commercialization of our products.

Because our product candidates have not been manufactured on a commercial scale, we face manufacturing uncertainties that could limit their commercialization.

Our product candidates, including many of the components, have never been manufactured on a commercial scale. We intend to use third-party manufacturers to produce commercial quantities of the chemical compounds and other components to be used in our products to inactivate viruses, bacteria and other pathogens. These inactivation compounds and other components have never been produced in commercial quantities. We have an agreement with a manufacturer to produce commercial quantities of amotosalen, which is the compound used in our platelet and plasma systems. We currently do not have any other third-party manufacturing agreements in place for commercial production of other compounds or components. Any additional commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations. It may be difficult or impossible to economically manufacture our products on a commercial scale.

Baxter is responsible for manufacturing and assembling our pathogen inactivation systems. Baxter intends to rely on third parties to manufacture and assemble some of the system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has not produced the pathogen inactivation systems in commercial quantities and may not be able to manufacture and assemble them, or do so economically. In the United States, studies related to the illumination device, disposable and compound manufacturing need to be completed and included in FDA submissions before the FDA would consider the application for approval. Product stability studies to establish the shelf life of the disposables have yet not demonstrated a sufficient shelf life. Accordingly, certain disposables and packaging are being redesigned, and product stability will need to be validated through additional studies. If sufficient shelf life cannot be demonstrated, the products may not achieve customer acceptance and may not receive regulatory approval in the United States. It may be difficult or impossible to complete all studies in a timeframe consistent with intended commercialization.

If our third-party manufacturers fail to produce our compounds and other product components satisfactorily and in sufficient quantities, we may incur delays, shortfalls and additional expenses.

A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. We have an agreement with a manufacturer to produce commercial quantities of amotosalen. We have contracted with one manufacturer to produce an intermediate compound, S-301, which is used by another manufacturer as a raw material of S-303, the inactivation compound we use in our red blood cell system. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. Contracts have not yet been signed for the long-term supply in commercial quantities of the compounds used in our red blood cell system. While alternative suppliers for the inactivation compounds exist, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations. Identifying and qualifying such new suppliers could be expensive and time-consuming.

Baxter has advised us that it intends to purchase certain key components of the pathogen inactivation systems from a limited number of suppliers. Contracts for the long-term supply of certain components have not yet been signed. While we believe there are alternative suppliers for these components, it would be expensive and time-consuming to establish additional or replacement suppliers for these components. If Baxter were unable to find adequate suppliers for these components, we may be required to redesign the systems, which could lead to additional testing and clinical trials. If we were required to redesign the products, our development costs would increase, and our programs could be delayed significantly.

Our products may not achieve acceptance in, or be rapidly adopted by, the health care community.

Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost, because the blood supply has become safer or for other reasons. Baxter’s ability to successfully commercialize our products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products will affect our potential customers’ space and staffing requirements. If our products fail to achieve market acceptance, we may never become profitable.

We will need to develop and test additional configurations of our pathogen inactivation systems to address the entire market.

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

For apheresis platelets in Europe, we have conducted a clinical trial of our pathogen inactivation system using largely Baxter’s equipment and materials. Baxter has submitted a CE Mark application for approval of conversion kits that would allow our system to be used with other manufacturers’ apheresis collection systems. Market acceptance of the platelet system in Europe may be delayed until the system receives regulatory approval for use on such other equipment.

Fresh frozen plasma and red blood cells are also collected by different methods and equipment and in different volumes. Our systems for plasma and red blood cells being developed and tested will not be suitable for all methods, equipment and volumes used to collect these blood components. We will need to develop and test additional configurations of these systems in order to address the entire market.

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

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through September 30, 2002, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, and we have recognized $30.0 million in revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $22.6 million in 1999, $36.0 million in 2000 and $49.4 million in 2001. As of September 30, 2002, we had an accumulated deficit of approximately $214.5 million. All of our products are in the research and development stage, and we have not received any revenue from product sales. We have received all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated product revenue, funding from Baxter and the United States government, our loan commitment from Baxter and projected interest income, will support our current and planned operations for at least the next 12 months. Our cash, liquidity and capital requirements will depend on many factors, including satisfactory completion of final loan documentation with Baxter, the development progress and costs of our programs, payments by Baxter and the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

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

Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets, and new methods of testing blood for specific pathogens have recently been approved by the FDA, including a test for bacteria. Several companies are developing tests for West Nile Virus in blood products, although none have been approved for sale to date. Development of any of these technologies could impair the potential market for our products.

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

As of September 30, 2002, we owned 60 issued or allowed United States patents and 61 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2021. In addition, we have 23 pending United States patent applications and have filed 16 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which seven are also pending in China and Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 1999 to September 30, 2002, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $15.44 to a high of $80.50. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 4.                                                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have concluded that Cerus’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are sufficiently effective to ensure that the information required to be disclosed by Cerus in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Cerus’ internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls. A controls system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II:                                                           OTHER INFORMATION

ITEM 1.                                                                 LEGAL PROCEEDINGS

None.

ITEM 2.                                                                 CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 2002, Cerus issued 1,000 shares of unregistered common stock as a contribution to Johns Hopkins University. Such issuance of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof, as a transaction not involving any public offering.

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

None.

ITEM 5.                                                                 OTHER INFORMATION

None.

ITEM 6.                                                                 EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

99.1*                                Certification by the Chief Executive Officer and Chief Financial Officer of Cerus as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

(b)           Reports on Form 8-K

None.

*                      The certification attached as Exhibit 99.1 accompanies this Quarterly Report on Form 10-Q pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Cerus for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 13, 2002	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Stephen T. Isaacs, Chief Executive Officer of Cerus Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Cerus Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chief Executive Officer

I, Gregory W. Schafer, Chief Financial Officer of Cerus Corporation, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Cerus Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Financial Officer