Form 10-K
period 2002-12-31
CERUS CORP
filed 2003-03-28
CIK 1020214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21937

CERUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0262011 (IRS Employer Identification Number)
2411 Stanwell Dr. Concord, California (Address of principal executive offices)	94520 (Zip Code)

(925) 288-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock listed on the Nasdaq National Market, was $ 332,291,665. (1)

        The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2003, based upon the closing sale price of the registrant's common stock listed on the Nasdaq National Market, was $48,932,775. (2)

        As of February 28, 2003, there were 15,978,519 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement in connection with the registrant's 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2003, are incorporated by reference into Part II and Part III of this annual report on Form 10-K.

(1)
Based on a closing sale price of $33.88 per share on June 28, 2002. Excludes approximately 9,512,741 shares of the registrant's common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 28, 2002.

(2)
Based on a closing price of $6.75 per share on February 28, 2003. Excludes approximately 8,729,219 shares of the registrant's common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 28, 2003.

PART I

        This report contains forward-looking statements. These forward-looking statements are based on Cerus Corporation's current expectations about its business and industry, and include, but are not limited to, statements concerning Cerus' plans or expectations concerning development and commercialization of its current products and product candidates; conduct of clinical trials of its product candidates; regulatory approvals; its ability to address certain markets; manufacturing and supply for its clinical trial and commercial requirements; reliance on a third party for a marketing, sales and distribution capability; and evaluation of additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Cerus' or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report. Cerus undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

        Helinx is a U.S. registered trademark of Cerus Corporation. INTERCEPT Blood System, INTERSOL and Amicus are trademarks of Baxter International, Inc.

Item 1. Business

Overview

        Cerus Corporation is developing medical systems and therapeutics based on its proprietary Helinx® technology for controlling biological replication. Cerus' most advanced programs are focused on systems to enhance the safety of blood products used for transfusion. The INTERCEPT Blood System, based on the company's Helinx technology, is designed to inactivate viruses, bacteria, other pathogens and white blood cells. Cerus also is pursuing therapeutic applications of Helinx to treat and prevent serious diseases.

        Cerus is developing the INTERCEPT Blood System for platelets, plasma and red blood cells with its development and commercialization partner, Baxter Healthcare Corporation. The INTERCEPT Blood System targets and inactivates blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving intact the therapeutic properties of the blood components. The INTERCEPT Blood System inactivates a broad array of pathogens and has the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. Cerus believes that the INTERCEPT Blood System also has the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood. An estimated four million units of platelets, seven million units of plasma and 37 million units of red blood cells are transfused annually in the United States, Western Europe and Japan.

        In October 2002, the INTERCEPT Blood System for platelets received CE Mark approval for sale in Europe. The system also received approval for use with buffy coat platelets in Canada in 2002. Cerus and Baxter have submitted regulatory applications seeking marketing approval in Australia and have begun the regulatory submission process to obtain approval in the United States. The companies are in late stage development of the INTERCEPT Blood System for plasma and red blood cells. Cerus' allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, and Epstein-Barr virus (EBV) cellular vaccine program are in Phase I clinical trials.

        Cerus is conducting product development and commercialization activities with Baxter pursuant to agreements for the development, manufacturing and marketing of the INTERCEPT Blood System. These agreements provide for Baxter and Cerus to generally share development expenses, for Baxter's exclusive right and responsibility to market the systems worldwide and for Cerus to receive a share of the gross profits from the sale of the systems.

        Cerus was incorporated in California in 1991 and reincorporated in Delaware in 1996. Information regarding Cerus' revenue, losses and total assets for the last three fiscal years can be found in the financial statements and related notes included elsewhere in this report.

Industry Background

        Blood Supply Market.    Blood transfusions are required to treat a variety of medical conditions, including anemia, low blood volume, surgical bleeding, trauma, acquired and congenital bleeding disorders and chemotherapy-induced blood deficiencies. Worldwide, over 90 million whole blood donations occur each year. Approximately 40 million of those donations occur in North America, Western Europe and Japan, the primary geographical markets for the INTERCEPT Blood System.

        Whole blood is composed of plasma, the liquid portion of blood containing essential clotting proteins, and three cellular blood components: platelets, red blood cells and white blood cells (leukocytes). Platelets are essential to coagulation, or blood clotting, while red blood cells carry oxygen to tissues and carbon dioxide to the lungs. White blood cells play a critical role in immune and other defense systems, but can cause harmful transfusion-related immune reactions in, or transmit disease to, transfusion recipients.

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

        Patients requiring transfusions typically are treated with one or more specific blood components required for their particular deficiency, except, very rarely, in cases of rapid, massive blood loss, in which whole blood may be transfused. Platelets often are used to treat cancer patients following chemotherapy or organ transplantation. Red blood cells frequently are administered to patients with trauma or surgical bleeding, acquired chronic anemia or genetic disorders, such as sickle cell anemia. Plasma used for transfusions is stored in frozen form and is referred to as fresh frozen plasma, or FFP. FFP generally is used to control bleeding. Plasma also can be separated, or "fractionated," into different products that are administered to expand blood volume, fight infections or treat diseases such as hemophilia.

        Blood Supply Contaminants.    A primary goal of every blood collection center is to provide blood components for transfusion that are free of viruses, bacteria and other pathogens. Despite improvements in donor screening and in the testing and processing of blood, patients receiving blood transfusions still face a number of significant risks from blood contaminants, as well as adverse immune and other transfusion-related reactions induced by white blood cells. Viruses, such as hepatitis B (HBV), hepatitis C (HCV), human immunodeficiency virus (HIV), cytomegalovirus (CMV), West Nile virus and human T-cell lymphotropic virus (HTLV), can present life-threatening risks. In addition, bacteria, the most common agents of transfusion-transmitted disease, can cause complications, such as sepsis, which can result in serious illness or death. Many other agents can transmit disease during transfusion, including the protozoa that cause malaria, babesiosis and Chagas' disease.

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

        Emerging and unidentified pathogens also present a threat to the blood supply, a problem illustrated by HIV. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially implemented to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with the virus, including approximately 70% of patients with severe hemophilia. More recently, West Nile virus has been transmitted through blood transfusions. In addition, new variants of HIV and other viruses, such as hepatitis G, have been identified. Transfused blood is not routinely tested for these emerging viruses, despite the potential risk to transfusion recipients.

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

        Current Approaches to Address Blood Supply Contamination.    Public awareness of the significant rates of hepatitis, HIV and other viral transmission from blood transfusions has led to expanded efforts to improve the safety of the blood supply. For many years, the only approach available to reduce the risk of transmission of diseases was donor screening through interviews. In addition to required donor screening, diagnostic tests have been developed over time to detect the presence of certain infectious pathogens that are transmitted in blood. However, there remain a number of other blood-borne pathogens for which tests are not routinely administered, and for many of these, no tests have been developed.

        Although donor screening and diagnostic testing of donated blood have been successful in reducing the incidence of transmission of some known pathogens, these methods have significant limitations. Tests are currently performed for only a limited number of blood-borne pathogens. Moreover, current methods of testing are not completely effective, which can lead to the release of contaminated blood into transfusion inventory. Most tests used in blood centers in the United States are intended to detect antibodies directed against a pathogen or surface antigens. All tests currently in use by blood centers can fail if performed during the "infectivity window," that is, early in the course of an infection before agents appear in detectable quantities. Nucleic acid testing for HIV and HCV is mandatory in blood centers in Europe, and is used by most blood centers in the United States. Although nucleic acid testing is more effective at detecting HIV and HCV in earlier stages of infection in a donor, it does not close the infectivity window completely. For example, transfusion recipients in the United States and Europe have been infected from blood transfusions for which nucleic acid testing failed to detect the virus. Furthermore, nucleic acid testing, like other testing currently performed on donated blood, is of limited benefit as it is effective only for specific viruses for which the testing is performed. In addition, tests for viral infection may be ineffective in detecting a genetic variant of the virus that the test was not developed to detect. For instance, certain strains of HIV, such as Subtype O, are not always detected in standard HIV tests. Finally, there are no current tests available to screen effectively for many emerging pathogens, and testing cannot be performed for pathogens that have yet to be identified. As a result of these limitations, many infected blood products continue to pass into the blood supply.

        In light of these continuing concerns, many patients have attempted to mitigate the risks of transfusion through "autologous donation," which is the donation of the patient's own blood for anticipated future use, or, where autologous donation is impracticable, through the designation of donors such as family members. Although autologous donations eliminate many risks, the blood collected is still subject to the risk of bacterial growth during storage and is rarely available in emergency situations or when a patient is chronically ill. In addition, the statistical incidence of infected units from designated donor blood has been found to be as high as in general volunteer donor blood.

        Blood centers and health care providers have initiated additional procedures in an effort to address pathogen transmission issues. For example, platelet apheresis is sometimes used to limit donor exposure from pooled, manually collected platelets. In addition, blood centers may quarantine single donor plasma apheresis units until after the infectivity window has elapsed, followed by confirmatory retesting of the donor, if the donor is available, to help verify the safety of the donated plasma. However, quarantining plasma is expensive, and inventory is difficult to manage. Moreover, quarantining cannot be used with platelets and red blood cells because these components have shelf lives that are shorter than the infectivity window related to antibody production. No commercial processes are currently available to eliminate pathogens in platelets and red blood cells. Two pathogen inactivation methods are used commercially for FFP: treatment with solvent-detergent and methylene blue, which is used in Europe. Because the solvent-detergent process pools hundreds of units of plasma, the potential risk of transmitting pathogens not inactivated by the process is increased. Methylene blue has not been shown to be effective in the inactivation of intracellular viruses and bacteria.

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

        Moreover, the development and widespread implementation of testing for many unusual or low-incidence pathogens is not cost-effective or practical. For example, the development of tests to specifically detect the presence of all forms of harmful bacteria would be extremely expensive. As a result, the only test specific to a bacterium that is conducted in all blood products is the test for the bacterium that causes syphilis.

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

The INTERCEPT Blood System and Helinx Technology

        Cerus and its development and commercialization partner, Baxter, are developing the INTERCEPT Blood System to address the problem of transmission of infectious diseases through blood transfusions. The INTERCEPT Blood System employs Cerus' proprietary nucleic-acid targeting Helinx technology. Cerus has conducted studies that have demonstrated the ability of the Helinx technology to inactivate a broad array of viral and bacterial pathogens that may be transmitted in blood transfusions. Cerus believes that the mechanism of action of its Helinx technology provides the potential to inactivate many new pathogens before they are identified and before tests are developed to detect their presence in the blood supply. Because the INTERCEPT Blood System is designed to inactivate rather than merely test for pathogens, the system also has the potential to reduce the risk of transmission of pathogens that would otherwise remain undetected by testing.

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

        The INTERCEPT Blood System is being designed to integrate into current blood collection, processing and storage procedures. Furthermore, Cerus believes that the use of the INTERCEPT Blood System, in addition to eliminating the need to implement costly new testing procedures, could potentially lead to a reduction in the use of certain costly procedures that are currently employed in blood component transfusions, such as gamma irradiation, CMV testing and white blood cell filtration.

Cerus Strategy

        Cerus' objective is to develop medical systems and therapeutics that provide safer and more effective treatment options to patients. The INTERCEPT Blood System, based on the company's Helinx technology, is designed to inactivate viruses, bacteria, other pathogens and harmful white blood cells in blood components for transfusion. Cerus also is pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases. Cerus' strategy incorporates the following key elements:

        Establish the INTERCEPT Blood System as the Standard of Care.    Domestically, the target customers for the INTERCEPT Blood System are the approximately 105 community blood center organizations that collect approximately 85% of blood in the United States. There is an even greater concentration among blood centers in foreign countries. Baxter has a significant marketing presence in these blood centers in the United States and abroad. In addition, Cerus has developed strong relationships with prominent transfusion medicine experts in a number of these centers as well as in the broader medical communities worldwide. Cerus intends to work with these experts to encourage support for the adoption of the INTERCEPT Blood System as the standard of care.

        Use Strategic Alliances.    Cerus has received significant development funding from Baxter, and intends to leverage Baxter's manufacturing, marketing and distribution expertise and resources. Cerus believes that Baxter's established position as a manufacturer and leading supplier of devices, disposables and other products related to the transfusion of human blood products can provide Cerus with access to an established marketing, sales and distribution network. The INTERCEPT Blood System is being designed to integrate into Baxter's current product line and into current blood collection, processing and storage processes. Cerus has also entered into a collaborative agreement with, and received development funding from, the Pharmaceutical Division of Kirin Brewery Co., Ltd. to develop and market products for stem cell transplantation based on Cerus' Helinx technology. Under this agreement, Cerus and Kirin jointly develop the products with Kirin retaining marketing rights in Asia. Cerus is also collaborating with the U.S. Armed Forces on several initiatives intended to improve the safety and availability of the military's blood supply. Cerus intends to continue to develop its products together with partners that can provide direct funding and manufacturing, marketing and distribution resources and expertise.

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

        Leverage Expertise and Helinx Technology.    Cerus is using its broad expertise in nucleic acid chemistry to develop additional products beyond the INTERCEPT Blood System. Cerus believes that its nucleic acid-targeting Helinx technology has potential application in a number of health and research-related fields, such as bone marrow transplantation, cancer and cellular vaccines.

Product Development

        Cerus is developing treatment systems to inactivate infectious pathogens and harmful white blood cells in platelets, FFP and red blood cells and to improve the outcomes of bone marrow transplantation procedures. Cerus has incurred total research and development expenses of $56.4 million, $48.2 million and $34.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The following table identifies Cerus' product development programs:

Program	Therapeutic Indication	Cerus Product in Development	Development Status	Partner
Platelets	Surgery, cancer chemotherapy, transplantation, bleeding disorders	INTERCEPT Blood System for platelets	Regulatory approvals received in Europe and Canada; regulatory application submitted in Australia; regulatory application process underway in the United States	Baxter
Plasma (FFP)	Surgery, transplantation, bleeding disorders	INTERCEPT Blood System for plasma	Phase IIIa and IIIb clinical trials completed; Phase IIIc clinical trial enrolling patients	Baxter
Red Blood Cells	Surgery, transplantation, anemia, cancer chemotherapy, trauma	INTERCEPT Blood System for red blood cells	Phase III clinical trials enrolling patients	Baxter
Allogeneic Cellular Immune Therapy (ACIT)	Allogeneic bone marrow transplant to treat leukemia and lymphoma	T-Cells treated with Helinx technology	Phase I clinical trials	Kirin, National Marrow Donor Program
Epstein-Barr Virus (EBV) Vaccine	Build immunity to EBV in organ transplant recipients	EBV vaccine	Phase I clinical trial	Johns Hopkins University

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

        Cerus estimates the production of platelets in 2002 to have been 2.2 million transfusion units in North America, 1.4 million transfusion units in Western Europe and 0.7 million transfusion units in Japan. Based on the Report on Blood Collection and Transfusion in the United States in 2001 prepared by the National Blood Data Resource Center, the estimated base cost for a transfusion unit of apheresis platelets ranged from approximately $461 to $489, and the estimated base cost for a transfusion unit of random donor platelets ranged from approximately $209 to $345. These estimates include donor screening and diagnostic tests, such as those for HIV, HTLV, HBV and HCV. Blood centers may also charge for additional procedures, such as gamma irradiation and CMV screening. The frequency of use and additional charge for each procedure vary widely.

        INTERCEPT Blood System for Platelets.    The INTERCEPT Blood System for platelets uses Cerus' Helinx compound, amotosalen (formerly S-59), which is a synthetic small molecule from a class of compounds known as psoralens. The selection of amotosalen was based on an extensive analysis of the compound's safety, its ability to inactivate pathogens and harmful white blood cells and the preservation of platelet and plasma coagulation factor function following treatment with amotosalen.

        When illuminated, amotosalen undergoes a specific and irreversible chemical reaction with DNA and RNA. This chemical reaction renders a broad array of pathogens and cells incapable of replication. A virus, bacteria or other pathogenic cell cannot cause an infection if it cannot replicate. A similar reaction with the nucleic acid in white blood cells inhibits the activity that is responsible for certain adverse immune and other transfusion-related reactions. Studies conducted by Cerus with pre-clinical models have indicated that, following transfusion, the amotosalen and, following illumination, its breakdown products are rapidly metabolized and excreted. As a further safety measure, the INTERCEPT Blood System for platelets employs a removal process designed to reduce the amount of residual amotosalen and breakdown products following treatment.

        Cerus and Baxter have designed the INTERCEPT Blood System for platelets for use in the blood center. The system consists of a disposable processing set, containing the amotosalen compound and a compound adsorption device (CAD), and an illumination device to deliver light to trigger the inactivation reaction. The system involves the collection of the platelets, as normally performed, with two-thirds of the plasma replaced by a platelet additive solution, called INTERSOL, followed by transfer of the platelets through a pouch containing the amotosalen compound into a container. The mixture of platelets, amotosalen and INTERSOL is then illuminated for approximately three to five minutes. Following the CAD treatment, a passive process that takes approximately four to six hours, the platelets are transferred to the final storage container.

        Development Status.    In Europe, the INTERCEPT Blood System for platelets has received CE Mark approval for use with pooled whole blood platelets collected using the buffy coat process and for apheresis platelets collected on Baxter's Amicus apheresis platform. CE Mark approval also has been received for preparation sets for platelets collected using the Haemonetics and Cobe apheresis systems. In Canada, regulatory approval has been received for the INTERCEPT Blood System for use with buffy coat platelets. A regulatory application for marketing approval in Australia has been submitted. In the United States, Baxter and Cerus have begun the regulatory application process for approval of the INTERCEPT Blood System for platelets collected on the Amicus platform.

        Pathogen Inactivation Studies.    Published results of laboratory and animal model studies conducted by Cerus have demonstrated the efficacy of the INTERCEPT Blood System for the inactivation of a broad array of viral, bacterial and parasitic pathogens transmitted through platelet transfusions, including HIV, CMV, HTLV, model hepatitis viruses and West Nile Virus, 19 strains of bacteria, including syphilis, and the parasites that cause malaria, leishmaniasis and Chagas' disease. A pre-clinical study conducted by Cerus in collaboration with the National Institutes of Health demonstrated that platelet concentrates contaminated with high levels of hepatitis B virus or hepatitis C virus, and treated with the INTERCEPT Blood System, did not transmit the viruses to susceptible animals. Cerus has tested these pathogens at and above concentrations that it believes may be present in contaminated platelet concentrates. Similar laboratory studies have indicated inhibition of white blood cell activity, including the inhibition of synthesis of certain proteins associated with adverse immune reactions. In addition, three studies conducted by Cerus have indicated that use of the platelet pathogen inactivation system prevented graft-versus-host disease in two pre-clinical mouse models.

        Pre-Clinical Safety Studies.    Cerus has successfully completed and published the results of a comprehensive series of pre-clinical safety studies for the INTERCEPT Blood System for platelets. Completed safety studies of amotosalen and the INTERCEPT Blood System for platelets include acute toxicology, three-month tolerability, general pharmacology, reproductive toxicology, genotoxicity, carcinogenicity, phototoxicity and absorbance, distribution, metabolism and excretion (ADME) studies. Results from each of these studies have consistently demonstrated a very strong safety profile for the INTERCEPT Platelet System.

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

        In September 1996, Cerus completed a Phase Ib single-blind, randomized, cross-over clinical trial in ten healthy human subjects. This study compared the tolerability and safety of photochemically treated platelets processed with the CAD with untreated platelets. This second study involved the transfusion of full therapeutic doses of platelets given at the maximum tolerable transfusion rate. No adverse events attributable to transfusion with the treated platelets were reported. Post-transfusion levels of amotosalen in plasma and clearance of amotosalen were measured. These clinical data, together with Cerus' pre-clinical data, reflected acceptable safety margins and cleared the INTERCEPT Platelet System for a Phase IIa clinical trial.

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

        In July 1997, Cerus completed a Phase IIb clinical trial in 15 healthy subjects available from the Phase IIa clinical trial to assess the combined effect of treatment with the INTERCEPT Blood System and gamma irradiation on post-transfusion platelet recovery and lifespan. The mean platelet recovery and life span data collected in Phase IIb were consistent with those of the Phase IIa study, and fell within the range of published studies of currently approved platelet concentrates. The clinical investigators reported no adverse events attributable to transfusion with the treated platelets. Cerus believes, based on discussions with the FDA, that the post-transfusion recovery and lifespan of platelets following treatment with the INTERCEPT Blood System are clinically acceptable.

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

        In August 2000, Cerus completed its European Phase III EuroSPRITE clinical trial of treated pooled random donor platelets in 103 patients requiring platelet transfusions. The study was conducted in four European countries and served as the pivotal trial for the CE Mark approval in Europe, which was received in 2002. The whole blood platelets were collected using the buffy coat process, which is the predominant method used in Europe to prepare platelet concentrates. The trial was a double-blind, randomized, controlled study designed to assess the therapeutic efficacy of platelets treated with the INTERCEPT Blood System.

        The trial had co-primary endpoints: corrected count increment and platelet count increment, each measured one hour after transfusion. The corrected count increment measures the increase in the patient's platelet count after a platelet transfusion, corrected for transfusion platelet dose and the patient's blood volume. For this measure, one hour after transfusion, the performance of treated platelets was similar to that of the untreated platelets. The platelet count increment, which measures the platelet count increase without correcting for dosage or blood volume, is influenced by the platelet dose the patient receives. In this study the platelet dose per transfusion of treated platelets was approximately ten percent lower than that of untreated platelets. A preliminary analysis of the

EuroSPRITE data showed the resulting platelet count increment one hour after transfusion of treated platelets was statistically lower than that after transfusion of untreated platelets. However, both the platelet dose per transfusion and the platelet count increment one hour after transfusion were within the typical therapeutic range reported in medical literature for untreated platelets and considered clinically acceptable. Additional statistical analysis presented at the meeting of the American Society of Hematology in December 2000 showed comparable efficacy of INTERCEPT platelets to that of control platelets and the preservation of platelet performance and function following pathogen inactivation with the INTERCEPT Blood System.

        Secondary endpoints for the study included multiple factors relevant to clinical efficacy and safety. The results for two important indicators of clinical efficacy, the number of patients with a major bleeding episode and the number of red blood cell transfusions, were comparable for the treated and untreated patients. Similarly, the time between platelet transfusions, the total platelet dose per patient and the number of adverse events were similar between the two groups. Both the platelet count increment and the corrected count increment measured 24 hours after transfusion, while statistically lower than those following the transfusion of untreated platelets, were within the typical therapeutic range reported in the medical literature for untreated platelets. No serious adverse events were directly attributed to the use of the INTERCEPT Blood System for platelets.

        Cerus also completed a 21-patient clinical trial in Europe to qualify the system for its commercial configuration and completed a 43-patient clinical trial in Europe to extend qualification of the system to platelets collected by the Amicus apheresis platform.

        In March 2001, Cerus completed its United States Phase III SPRINT clinical trial. The randomized, controlled, double-blind 671-patient clinical trial was designed to evaluate the therapeutic efficacy and safety of INTERCEPT platelets. In the trial, platelet transfusions were administered to reduce the risk of bleeding during severe thrombocytopenia and to treat active bleeding. The primary endpoint of the study was comparison of the proportion of patients with moderate bleeding following platelet transfusion with either INTERCEPT platelets or platelets that had not been treated with a pathogen inactivation process. The data showed that the proportion of patients with moderate bleeding between the patients who received INTERCEPT platelets and patients who received control platelets was statistically equivalent and within 1% of each other, achieving the trial's primary endpoint of a less than 12.5% difference between the two groups.

        The study also evaluated a number of secondary endpoints comparing INTERCEPT platelets to untreated platelets. Severe bleeding and duration of platelet support were not statistically different between the groups. The trial data also demonstrated that INTERCEPT platelets were associated with a statistically lower number of transfusion reactions than untreated platelets. Evaluation of other secondary measures of platelet count increment (measurements of post-transfusion platelet count increase) and number of platelet transfusions per patient showed a significant difference between the group of patients who received INTERCEPT platelets and the group of patients who received untreated platelets, but these differences did not affect the primary trial endpoint of demonstrating equivalence in the proportion of patients with moderate bleeding between the two groups. Although differences were observed for specific adverse event terms, adverse events and serious adverse events in the aggregate were not statistically different between the groups and were consistent with expectations in the seriously ill patient population undergoing intensive chemotherapy.

        The Phase III United States SPRINT trial was designed to assess the therapeutic efficacy of platelets treated with the INTERCEPT Blood System for platelets collected by Baxter's apheresis collection system. In order to obtain FDA approval of the INTERCEPT Blood System for use in treating pooled random donor platelets, Cerus will need to complete development of an additional configuration of its platelet system and conduct additional clinical studies. Additionally, because of the risk of bacterial growth, current FDA rules require that pooled platelets be transfused within four hours of pooling, and, as a result, most pooling occurs at hospitals. The INTERCEPT Blood System is intended to permit storage of platelets for five days after treatment and pooling by the blood center, which would reduce hospital costs associated with the pooling process. In order for the INTERCEPT Blood System to be effectively implemented at blood centers for use with pooled random donor platelets, the FDA-imposed limit on the time between pooling and transfusion will need to be lengthened or eliminated for INTERCEPT platelets.

Plasma Program

        Plasma Usage and Market.    Plasma is a noncellular component of blood that contains coagulation factors and is essential for maintenance of intravascular volume. Plasma is either separated from collected units of whole blood or collected directly by apheresis. The collected plasma is then packaged and frozen to preserve the coagulation factors. The frozen plasma is then designated for use as FFP for transfusion or made available for fractionation into plasma derivatives. Plasma is the primary source of blood clotting factors and is used to control bleeding in patients who have clotting factor deficiencies, such as patients undergoing transplants or other extensive surgical procedures and patients with chronic liver disease or certain genetic clotting factor deficiencies, and to treat certain diseases that require plasma exchange therapy.

        Cerus estimates the production of FFP in 2002 to have been 3.7 million units for transfusion in North America, 2.2 million transfusion units in Western Europe and 2.4 million transfusion units in Japan. Based on the Report on Blood Collection and Transfusion in the United States in 2001 prepared by the National Blood Data Resource Center, the estimated base price of a 250 ml transfusion unit of FFP in the United States ranged from approximately $51 to $55. A typical therapeutic transfusion consists of four transfusion units of FFP.

        INTERCEPT Blood System for Plasma.    The INTERCEPT Blood System for plasma uses the same psoralen compound and illumination device and a CAD similar to that being used with the INTERCEPT Blood System for platelets. In the INTERCEPT Blood System for plasma, untreated plasma is transferred to a disposable container with amotosalen. The mixture of amotosalen and plasma is then illuminated for approximately three to five minutes. The treated plasma then undergoes a removal step, which uses the CAD to reduce the amount of residual amotosalen and amotosalen breakdown products, and is transferred into the final storage container and frozen in accordance with standard protocols.

        Development Status.    The INTERCEPT Blood System for plasma currently is in Phase III clinical trials in the United States.

        Pathogen Inactivation Studies.    Published results of laboratory studies conducted by Cerus to date have demonstrated the efficacy of the INTERCEPT Blood System for plasma for the inactivation of a broad array of pathogens transmitted through blood transfusion, including HIV, model hepatitis viruses and syphilis. A pre-clinical study conducted by Cerus in collaboration with the National Institutes of Health demonstrated that FFP contaminated with high levels of hepatitis B virus or hepatitis C virus, and treated with the INTERCEPT Blood System, did not transmit the viruses to susceptible animals. Cerus has conducted laboratory studies indicating the efficacy of the INTERCEPT Blood System for the inactivation of the parasite that causes Chagas' disease in FFP. Because of the mechanism of action of the INTERCEPT Blood System for plasma, Cerus believes that the system also inhibits white blood cell activity. To date, Cerus has conducted no studies to detect inhibition of white blood cell activity in FFP.

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

        Pre-Clinical Safety Studies.    Cerus has successfully completed and published results of a series of pre-clinical safety studies for the INTERCEPT Blood System for plasma. Completed safety studies include acute toxicology, three-month tolerability, general pharmacology, reproductive toxicology, genotoxicity, carcinogenicity, phototoxicity and ADME studies. Results from each of these studies have consistently demonstrated a very strong safety profile for the INTERCEPT Blood System for plasma. Cerus believes that all pre-clinical safety studies required for regulatory approval have been completed, however, regulatory authorities may require additional pre-clinical safety studies to be performed.

        Clinical Trials.    In July 1997, Cerus completed a Phase I clinical study in healthy subjects that demonstrated the safety and tolerability of FFP treated with the INTERCEPT Blood System as well as the comparability of post-transfusion coagulation factors between subjects transfused with treated and untreated FFP.

        In November 1998, Cerus completed a Phase IIa clinical trial. In this study, 27 healthy subjects donated plasma. The Phase IIa study showed that post-transfusion coagulation factor levels of subjects receiving FFP treated with the INTERCEPT Blood System were comparable to those of subjects receiving untreated FFP. There were no safety issues attributable to transfusion of the treated FFP.

        In 1999, Cerus completed a Phase IIb clinical trial of the INTERCEPT Blood System for plasma. The study was a controlled, double-blind trial in 13 patients diagnosed with chronic liver diseases. Each patient, prior to an invasive surgical or diagnostic procedure, received a therapeutic dose of up to two liters of either treated or untreated FFP. Correction of patients' blood clotting time and certain coagulation factor levels after transfusion of treated FFP were recorded and compared, and found to be comparable to those of patients receiving untreated FFP. The Phase IIb clinical trial, given its small size, was of limited statistical power.

        In January 2001, Cerus completed a Phase IIIa clinical trial of the INTERCEPT Blood System for plasma. The open-label trial, which was conducted in collaboration with the National Hemophilia Foundation's Hemophilia Research Society, included 34 patients with a variety of hereditary blood clotting factor deficiencies. Patients with these deficiencies are susceptible to bleeding or increased blood clotting and may require plasma transfusions to prevent or stop bleeding. The Phase IIIa results, although not statistically powered, showed that infusions of plasma treated with the INTERCEPT Blood System were well tolerated and resulted in an increase in blood clotting factor levels consistent with historical controls using non-pathogen inactivated plasma.

        In May 2001, Cerus completed a Phase IIIb clinical trial of the INTERCEPT Blood System for plasma. The multi-center, randomized, controlled, double-blind trial included 121 patients with acquired defects in coagulation, primarily due to end-stage liver disease. These patients generally require plasma support during surgery or other invasive procedures, including liver transplantation. The trial evaluated the blood clotting function of INTERCEPT plasma compared to untreated plasma to determine whether the pathogen inactivation treatment process affected therapeutic performance. Blood clotting function was measured using prothrombin (PT) and partial thromboplastin (PTT) times, widely used measures of blood clotting function. The primary endpoint of the trial was a comparison of PT and PTT responses between INTERCEPT plasma and untreated plasma during a seven-day treatment period. The results, which achieved the trial's statistical threshold, showed that the ability of INTERCEPT plasma to treat bleeding was statistically comparable to untreated plasma. In addition, the safety and adverse events of INTERCEPT plasma compared to untreated plasma showed comparability between the two groups.

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

        Cerus estimates the production of red blood cells in 2002 to have been 16 million transfusion units in North America, 17 million transfusion units in Western Europe and 4 million transfusion units in Japan. Based on the Report on Blood Collection and Transfusion in the United States in 2001 prepared by the National Blood Data Resource Center, the estimated base cost of a transfusion unit of red blood cells ranged from approximately $143 to $164. A typical red blood cell transfusion consists of two or more red blood cell transfusion units. A red blood cell transfusion may also require one or more additional procedures used to address problems presented by white blood cells and to conduct pathogen diagnostic testing beyond the standard testing.

        INTERCEPT Blood System for Red Blood Cells.    The INTERCEPT Blood System for red blood cells uses a Helinx compound, S-303, which undergoes irreversible chemical reactions with DNA and RNA, as does amotosalen, but does not require light. S-303, a small molecule synthesized by Cerus, is one of a proprietary class of compounds called frangible anchor-linker-effectors (FRALEs). The selection of S-303 was based on an extensive analysis of the compound's safety and its ability to inactivate pathogens and harmful white blood cells, and red blood cell survival and function after treatment with S-303. The active S-303 compound has been designed to rapidly decompose into non-reactive byproducts following the pathogen inactivation process.

        Development Status.    The INTERCEPT Blood System for red blood cells is in Phase III clinical trials in the United States.

        Pathogen Inactivation Studies.    Published results of laboratory studies by Cerus have demonstrated the efficacy of the INTERCEPT Blood System for the inactivation of a broad array of viral, bacterial and parasitic pathogens, including West Nile Virus, with preservation of red blood cell function. Cerus has also conducted laboratory studies that have indicated inhibition of white blood cell activity.

        Pre-Clinical Safety Studies.    Cerus has successfully completed and published results of a number of pre-clinical safety studies for the INTERCEPT Blood System for red blood cells. Completed safety studies include acute and chronic toxicology, reproductive toxicology, general pharmacology, ADME, genotoxicity and carcinogenicity studies. The results of these studies have consistently demonstrated a strong safety profile for the INTERCEPT Blood System for red blood cells.

        Clinical Trials.    In May 1999, Cerus completed a Phase Ia clinical trial of the INTERCEPT Blood System for red blood cells. The study was a randomized, controlled trial in 42 healthy subjects. The study was designed to evaluate the post-transfusion viability of treated red blood cells that were stored for 35 days prior to transfusion. The study showed that the circulation of treated red blood cells exceeded the American Association of Blood Banks' standard for red blood cell recovery 24 hours after transfusion.

        In October 1999, Cerus completed a Phase Ib clinical trial of the INTERCEPT Blood System for red blood cells. The study included 28 healthy subjects, each of whom received four transfusions of treated red blood cells. The study demonstrated that there was no detectable immune response directed against treated red blood cells that were stored for 35 days prior to transfusion. The study also showed that circulation of treated red blood cells exceeded the American Association of Blood Banks standard for red blood cell recovery in response to multiple small doses of treated red blood cells 24 hours after transfusion.

        In July 2001, Cerus completed a Phase Ic clinical trial of the INTERCEPT Blood System for red blood cells. The two-part trial enrolled 29 individuals in a crossover protocol under which individuals were transfused in random sequence with INTERCEPT red blood cells and conventional red blood cells that had not undergone a pathogen inactivation process. The results of this trial showed that INTERCEPT red blood cells demonstrated comparable survival to conventional red blood cells. The average post-transfusion recovery for both types of red cells exceeded the commonly accepted blood bank standard of 75 percent. In the second part of the study, 11 additional subjects received full unit transfusions of 35 day-old INTERCEPT red blood cells. The full unit transfusions were well tolerated.

        In January 2002, Cerus initiated a Phase III clinical trial of the INTERCEPT Blood System for red blood cells for acute transfusion support. Patient enrollment and transfusion in this trial is ongoing. The multi-center, double-blind, randomized trial is expected to enroll approximately 200 patients requiring acute red blood cell support as a result of cardiac surgery. The primary endpoint of the trial is a comparison of the clinical performance of INTERCEPT red blood cells to control red blood cells, which are not prepared with a pathogen inactivation process.

        In March 2002, Cerus initiated a Phase III trial of the INTERCEPT Blood System for red blood cells for chronic transfusion support. Patient enrollment and transfusion in this trial is ongoing. The multi-center, double-blind, randomized trial is expected to enroll approximately 50 patients who require red blood cell transfusion support for the treatment of chronic anemia due to hereditary disorders, such as sickle cell disease or thalassemia. In this crossover trial, each patient will receive, in random order, red blood cells treated with the INTERCEPT process and control red blood cells that are not prepared with a pathogen inactivation process. The primary endpoint of the trial is a comparison of the amount of INTERCEPT red blood cells and control red blood cells transfused to manage the patients' chronic anemia. Data from the two Phase III trials are expected to support both European CE Mark and U.S. regulatory applications.

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

        Stem Cell Transplantation Market.    Bone marrow and stem cell transplantation are emerging as the primary treatments for many patients diagnosed with a variety of advanced malignant diseases. Typical diseases for which this therapy is used include chronic and acute leukemias and non-Hodgkin's lymphoma where first line therapies, such as chemotherapy, have not been effective. Each year, over 200,000 new cases of these diseases are diagnosed. Cerus believes that there are potential applications for its ACIT program beyond allogeneic stem cell transplantation procedures for leukemia and lymphoma.

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

        Clinical Trials.    In 2001, Cerus completed a Phase Ia clinical study of its ACIT program designed to treat allogeneic donor T-cells with amotosalen for use as supplemental therapy in conjunction with mismatched bone marrow transplantation for leukemia patients. The study measured the tolerability and safety of amotosalen treated allogeneic T-cells in patients who received closely matched allogeneic bone marrow transplants. The study showed that the Helinx treated T-cells were tolerated by the patients.

        Cerus is collaborating with the National Marrow Donor Program, which is preparing to conduct a Phase Ib clinical study of Cerus' ACIT program in bone marrow transplants from unrelated donors. Cerus cannot provide assurance as to the timing of this or any further studies.

EBV Vaccine Program

        EBV and Organ Transplantation.    EBV infections can cause serious complications in solid organ transplant patients, including the development of malignant lymphoma, which can often be fatal. The incidence of these tumors varies according to the organ transplanted, the age group of the recipient and the immunosuppressive regimen used. Patients not previously exposed to the virus prior to transplantation are at least ten times more likely to develop a malignant lymphoma than those who have been exposed.

        Cerus' EBV Vaccine.    Cerus' EBV cellular vaccine utilizes the company's proprietary Helinx technology, which, when activated, binds to and crosslinks nucleic acids (DNA and RNA), and has the ability to prevent the replication of viruses, bacteria and other pathogens, and to control cellular proliferation. The vaccine is produced by taking immune cells from the patient, infecting the cells with EBV and then treating those cells with amotosalen to inactivate the virus. The resultant cellular vaccine will be administered to the patient prior to organ transplantation. The photoinactivated EBV infected immune cells are designed to stimulate a strong cellular immunity against the EBV-associated lymphoma.

        Development Status.    Cerus' EBV vaccine program is in a Phase I clinical trial in the United States.

        Clinical Trials.    In February 2003, a Phase I clinical trial was initiated. The study is being conducted at the Kimmel Cancer Center at Johns Hopkins University, and is supported in part by a grant from the National Institutes of Health. The Phase I trial, expected to enroll up to 40 organ transplant patients, will evaluate the safety and efficacy of the cellular vaccine in generating EBV-specific immune responses.

Future Product Development

        Cerus believes that its Helinx technology may have applications beyond inactivating pathogens in blood products, in modifying T-cells to improve clinical outcomes of cellular therapies and in producing a vaccine for EBV-associated lymphoma. In addition to its plans to pursue the therapeutic potential of its Helinx technology, Cerus also plans to expand its product candidate pipeline by exploring other development areas where it can address large, unmet medical needs.

Alliance with Baxter

        Cerus has established an alliance with Baxter for the development of the INTERCEPT Blood System. Under two primary development, manufacturing and marketing agreements, Cerus and Baxter generally share development activities with the primary development activity for the compounds and the pre-clinical and clinical studies performed by Cerus and the primary development activity for the system disposables and devices performed by Baxter. Upon commercialization, Cerus provides the inactivation compounds and Baxter is responsible for manufacturing and assembling the system disposables and illumination devices. Baxter is also responsible for marketing, selling and distributing the system. The programs under these agreements can be terminated by either party under certain circumstances, see "Risk Factors—We rely heavily on Baxter for development funding, manufacturing, marketing and sales."

        Agreement with Baxter for the Development of the INTERCEPT Blood System for Platelets.    Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specified amounts. Baxter has an exclusive, worldwide distribution license and is responsible for manufacturing and marketing the INTERCEPT Blood System for platelets.

        Agreement with Baxter for the Development of the INTERCEPT Blood System for Red Blood Cells and INTERCEPT Blood System for Plasma.    Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and FFP for transfusion. This agreement provides for Baxter and Cerus to generally share INTERCEPT Blood System for red blood cells development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Blood System for plasma. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Blood System for red blood cells and INTERCEPT Blood System for plasma following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Blood System for red blood cells disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Blood System for plasma disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

        From inception through December 31, 2002, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $30.0 million in revenue from Baxter.

        In January 2003, Cerus received a $50.0 million loan from Baxter Capital Corporation, a subsidiary of Baxter International, Inc. The interest rate for the loan is 12% per annum. No repayment of principal and interest is due until January 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets.

        Baxter has the ability to terminate any of the development programs under certain circumstances.

Agreement with Kirin Brewery Co. Ltd.

        In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus' Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus received an initial license fee of $1 million. The license fee is being deferred and recognized as development funding ratably over the development period. Cerus may not receive additional development funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of Cerus' development activities aimed at obtaining product approval in the United States, no such development activities by Cerus are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue, including a royalty and reimbursement of its cost of goods. Cerus retains all marketing rights for the rest of the world, including the United States and Europe.

Cooperative Agreement with the Armed Forces of the United States

        In February 2001, Cerus was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. In September 2002, Cerus was awarded an additional $6.5 million cooperative agreement to continue funding these projects. Cerus received the awards to develop its pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreement, Cerus will conduct research on the inactivation of infectious pathogens, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. Cerus, in collaboration with investigators at Walter Reed Army Institute of Research, also will investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in the field. Also under the terms of the agreement, Cerus would receive commercial rights to the discoveries and inventions arising from the research performed under the collaboration.

Product Engineering

        The INTERCEPT Blood System comprises mechanical instruments that activate the pathogen inactivation process and disposables that include plastic containers and tubing, inactivation compounds and other fluids, and compound adsorption devices. The design and engineering of the system requires substantial effort. Although Cerus collaborates in these efforts, the bulk of this work is undertaken by Baxter.

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

        To provide the inactivation compounds for the INTERCEPT Blood System for platelets and INTERCEPT Blood System for plasma, Cerus has contracted with one manufacturing facility for synthesis of amotosalen. Under this contract, Cerus is not subject to minimum annual purchase requirements. If specified quantities of amotosalen are not purchased in any year, however, Cerus is required to pay a maintenance fee of up to $50,000 for such year. Although Cerus believes that this manufacturer is capable of providing sufficient quantities of amotosalen for commercial use, based on current expectations, additional production of amotosalen in larger quanitities will need to be completed in order to support product sales in the potential markets in which Cerus is seeking approval. Cerus currently has a stock of compound sufficient to support the anticipated remaining product development planned for the INTERCEPT Blood System for platelets and INTERCEPT Blood System for plasma, and to support near-term sales of the INTERCEPT Blood System for platelets in Europe.

        The INTERCEPT Blood System for red blood cells requires the manufacture of S-303, which Cerus and its manufacturers have produced in only limited quantities, sufficient for Cerus' research, pre-clinical and clinical development requirements to date. Additional quantities of S-303 will need to be manufactured in order to complete the ongoing Phase III clinical trials. Cerus has contracted with two manufacturers to produce additional pilot-scale quantities of S-303 and to develop processes for the commercial-scale manufacture of S-303. Cerus cannot be certain that these or any other manufacturers will be able to produce S-303 on a commercial scale or that Cerus will be able to enter into arrangements for the commercial-scale manufacture of S-303 on reasonable terms, if at all.

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

Marketing, Sales and Distribution

        The target market for the INTERCEPT Blood System consists of the blood centers and hospitals that collect, store and distribute blood and blood components. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood and blood components. Other major blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation's supply of blood and blood components. In many countries of Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. Hospital-affiliated blood banks also store and dispense blood and blood components but generally do not collect significant quantities of blood. Cerus believes that the relatively concentrated nature of the market may facilitate Baxter's ability to penetrate the market. However, if Baxter fails to gain market acceptance from any of these participants, Cerus' business will suffer materially.

        Cerus believes that market acceptance of the INTERCEPT Blood System will depend, in part, on its ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of the systems, as well as the ability of blood centers to obtain appropriate FDA licenses and adequate reimbursement for such systems. Cerus believes that market acceptance of the INTERCEPT Blood System will also depend upon the extent to which physicians, patients and health care payors perceive that the benefits of using blood components treated with the systems justify the additional costs and processing requirements in a blood supply that has become safer. While Cerus believes that the INTERCEPT Blood System is able to inactivate pathogens up to concentrations that Cerus believes are present in contaminated blood components when the blood is donated, Cerus cannot be certain that contamination will never exceed such levels. Cerus does not expect that the INTERCEPT Blood System will be able to inactivate all known and unknown pathogens, and the inability to inactivate certain pathogens may affect the market acceptance of the systems. The INTERCEPT Blood System may not gain any significant degree of market acceptance among blood centers, physicians, patients and health care payors, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained.

        Baxter is responsible for the worldwide marketing, sales and distribution of the INTERCEPT Blood System. Cerus currently has a small marketing group that helps support Baxter's marketing organization; however, Cerus does not intend to develop its own independent marketing and sales organization and expects to continue to rely on Baxter to market and sell the INTERCEPT Blood System. If Baxter is not successful in marketing the INTERCEPT Blood System, Cerus will not receive revenue from the systems and its business will suffer.

Competition

        Cerus believes that the INTERCEPT Blood System has certain competitive advantages over competing pathogen inactivation methods that are either on the market, or in development. The INTERCEPT Blood System is designed for use in blood centers, to integrate with current blood collection, processing and storage procedures. Competing products in development or currently on the market, such as solvent-detergent treated plasma, use centralized processing, taking the blood product away from the blood center. The INTERCEPT Blood System is designed for use with single units of blood products. Some potential competitors utilize a pooling process prior to pathogen inactivation, which significantly increases the risk of contamination by pathogens that are not inactivated. Additionally, the INTERCEPT Blood System is being developed for each of the three transfused blood components—platelets, plasma and red blood cells. There are currently no competitors that have pathogen inactivation methods approved or in clinical trials for all three of these components. In addition to competition from other pathogen inactivation methods, Cerus expects to encounter competition from other approaches to blood safety, including methods of testing blood products for pathogens.

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

Patents, Licenses and Proprietary Rights

        Cerus' success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of Cerus. Cerus' policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. As of December 31, 2002, Cerus owned 61 issued or allowed United States patents and 55 issued or allowed foreign patents. Cerus' patents expire at various dates between 2003 and 2018. In addition, Cerus has 23 pending United States patent applications and has filed 16 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which seven are also pending in China and Hong Kong. Proprietary rights relating to Cerus' planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, Cerus will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed to, Cerus will result in patents being issued. In addition, the laws of certain foreign countries do not protect Cerus' intellectual property rights to the same extent as do the laws of the United States.

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

        Cerus believes the INTERCEPT Blood System will be regulated by the FDA as a medical device. It is also possible, however, that the FDA will decide to regulate the INTERCEPT Blood System as a biologic, drug or a combination product including drugs or biologics and one or more medical devices (the blood bags and light source) requiring separate approval or clearance. Whether the FDA regulates the INTERCEPT Blood System as a device or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Research will be principally responsible for regulating the INTERCEPT Blood System.

        Before a medical device may be marketed in the United States, the FDA must clear a premarket notification (a 510(k)) or approve a premarket approval (PMA) for the product. Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product. Before a biologic may be marketed in the United States, the FDA must approve a Biologic License Application (BLA). Before a combination product can be marketed in the United States, it must have an approved PMA, NDA or BLA, depending on which statutory authority the FDA elects to use.

        Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a medical device, biologic, drug, a combination product or a combination thereof. The steps required before a medical device, drug or biologic may be approved for marketing in the United States pursuant to a PMA, NDA or BLA, respectively, generally include (i) pre-clinical laboratory and animal tests, (ii) submission to the FDA of an investigational device exemption (IDE) (for medical devices) or an investigational new drug application (IND) (for drugs or biologics) for human clinical testing, which must become effective before human clinical trials may begin, (iii) appropriate tests to show the product's safety, (iv) adequate and well-controlled human clinical trials to establish the product's safety and efficacy for its intended indications, (v) submission to the FDA of a PMA, NDA or BLA, as appropriate and (vi) FDA review of the PMA, NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses. In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless compliance with current Good Manufacturing Practices (cGMP) or Quality System Regulation requirements is satisfactory. Cerus believes the FDA will require a PMA for each of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. Cerus and Baxter's European investigational plan is based on the INTERCEPT Blood System being categorized as Class III drug/device combinations under the Medical Device Directives (MDD) of the European Union. The European Union requires that medical devices affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with the MDD. The INTERCEPT Blood System for platelets received the CE Mark in October 2002. Separate CE Mark certifications must be received for Baxter to sell the INTERCEPT Blood System for plasma and INTERCEPT Blood System for red blood cells in the European Union. Many individual European countries require additional in-country studies to support an approval to market the products in such countries.

        Baxter is using a modular process for its PMA application for the INTERCEPT Blood System for platelets, and may use a modular process for the PMA application for the INTERCEPT Blood System for plasma. The content, order and submission timing of the modules must be approved by the FDA, and a modular PMA application cannot be approved until all modules have been submitted to, reviewed by and accepted by the FDA. Cerus cannot guarantee that the FDA will approve the use of modular submissions for any of Cerus' future product candidates.

        In addition to the regulatory requirements applicable to Cerus and its products, there are regulatory requirements applicable to Cerus' prospective customers, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA before using the INTERCEPT Blood System. There can be no assurance that any blood centers will be able to obtain the required licenses on a timely basis, or at all.

        To support Baxter's requests for regulatory approval to market the INTERCEPT Blood System, Cerus and Baxter conduct various types of studies, including toxicology studies to evaluate product safety, laboratory and animal studies to evaluate product effectiveness and human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components. Cerus believes that, in deciding whether the INTERCEPT Blood System is safe and effective, the regulatory authorities are likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and the regulatory authorities will weigh the system's safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. Cerus has conducted many toxicology studies designed to demonstrate the INTERCEPT Blood System's safety. There can be no assurance that regulatory authorities will not require further toxicology or other studies of Cerus' products. Based on discussions with the FDA and European regulatory authorities, Cerus believes that data from human clinical studies is required to demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components, but that only data from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system's efficacy in inactivating pathogens. In light of these criteria, Cerus' clinical trial programs for the INTERCEPT Blood System consists of studies that differ from typical Phase I, Phase II and Phase III clinical studies.

        All of Cerus' clinical trials have been and are being conducted using prototype system disposables and devices. Cerus and Baxter plan to perform laboratory studies to demonstrate equivalency between the prototype and the commercial configuration. Cerus cannot be certain that these studies will be successful or the FDA will not require additional studies, which could delay commercialization. If Cerus and Baxter decide to seek FDA approval of the INTERCEPT Blood System for platelets for use in treating pooled random donor platelets, additional clinical studies will be required. In addition, there currently are three principal manufacturers of automated apheresis collection equipment, including Baxter. The equipment of each manufacturer collects platelets into plastic disposables designed for that equipment; thus, a pathogen inactivation system designed for disposables used by one manufacturer will not necessarily be compatible with other manufacturers' collection equipment. Under an agreement with Haemonetics Corporation, Baxter has agreed to provide Haemonetics with a platelet storage solution proprietary to Cerus and Baxter, with the objective that platelets collected on certain future Haemonetics apheresis collection equipment may be directly treated using the INTERCEPT Blood System. However, Cerus and Baxter intend initially to seek FDA approval of the INTERCEPT Blood System for platelets configured for Baxter's apheresis collection equipment. If Cerus and Baxter determine that compatibility with other equipment is desirable, additional processing procedures and system configurations will need to be developed. Cerus believes that the FDA will also require supplemental clinical data before approving its system for use with platelets collected using other equipment.

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

Employees

        As of February 28, 2003, Cerus had 158 employees, 107 of whom were engaged in research and development and 51 in general and administrative. No employees of Cerus are covered by collective bargaining agreements, and Cerus believes that its relationship with its employees is good.

Available Information

        We maintain a site on the world wide web at www.cerus.com; however, information found on our web site is not incorporated by reference into this report. We make available free of charge on or through our web site our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

        Cerus' business faces significant risks. If any of the events or circumstances described in the following risks actually occur, Cerus' business may suffer, the trading price of Cerus' common stock could decline and Cerus' financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

If our pre-clinical and clinical trials are not successful or the data are not considered sufficient by regulatory authorities to grant marketing approval, Baxter and we will be unable to commercialize our products and generate revenue.

        Except for the INTERCEPT Blood System for platelets, which is approved for sale in Europe and Canada, we have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration and international regulatory authorities can approve them for commercial use. Our INTERCEPT Blood System and stem cell transplantation programs are undergoing clinical testing. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with federal regulations before the products can be approved for commercial sale.

        In October 2002, the INTERCEPT Blood System for platelets received CE Mark approval in Europe. Our development and marketing partner, Baxter Healthcare Corporation, will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market our products in those countries. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase or use by various governmental or non-governmental (such as the Paul Ehrlich Institute in Germany) entity or entities in order for it to be adopted by a specific customer. The level of additional product testing varies by country, but could take more than six months to complete after CE Mark approval. We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001, but Baxter and we have not yet submitted all of the modules of our pre-market approval application to the FDA. We have completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Blood System for plasma in the United States and are conducting a Phase IIIc clinical trial. We are conducting Phase III clinical trials of INTERCEPT red blood cells in the United States. Our allogeneic cellular immune therapy (referred to as ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Last, our Epstein-Barr virus (referred to as EBV) cellular vaccine program is in a Phase I clinical trial in the United States. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file additional applications for product approval with the FDA and foreign regulatory authorities. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

        It may take us several years to complete our clinical testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful. The FDA has requested additional analyses of our United States Phase III clinical trial data. We are currently in discussions with the FDA to determine what additional information, which could include futher clinical studies, may be required to approve our platelet system.

We may fail to complete our clinical trials on time or be unable to complete the trials at all.

        Significant clinical trial delays would impair our ability to commercialize our products and could allow competitors to bring products to market before we do. Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Our Phase III clinical trials of the INTERCEPT Blood System for red blood cells involves patient groups that include a significant percentage of children, which has made, and may continue to make, it difficult to obtain consent to enroll these patients in our trials. Other factors, including the unavailability of blood products or delays in the supply of clinical product material, could also delay our clinical trials. We are planning clinical trials of our ACIT and EBV vaccine programs to be sponsored by other organizations, which will further reduce our ability to control the progress of these trials. Our product development costs will increase if we have additional delays in testing or approvals.

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

        In addition, the design and engineering effort required to complete the final commercial product is substantial and time-consuming. As with any complex development effort, we expect to encounter design, engineering and manufacturing issues. Such issues have previously arisen, sometimes unexpectedly, and solutions to these issues have not always been readily forthcoming. For example, in the system for plasma, fluid leakage was discovered in some components during the scale-up process for commercial manufacturing, resulting in a delay in expected commercialization. The solution to this issue remains under study, and the time required to identify and implement a solution remains uncertain. Additional unforeseen design, engineering and manufacturing issues may arise in the future, which could increase the development cost and delay commercialization of our products.

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

        A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. We are pursuing contracts with manufacturers to produce intermediates to our S-303 compound and to produce S-303 itself. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. Contracts have not yet been signed for the long-term supply in commercial quantities of the compounds used in our red blood cell system. While alternative suppliers for the inactivation compounds exist, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations. Identifying and qualifying such new suppliers could be expensive and time-consuming.

        Baxter is responsible for manufacturing and assembling our pathogen inactivation systems. Baxter intends to rely on third parties to manufacture and assemble some of the system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has not produced the pathogen inactivation systems in commercial quantities and may not be able to manufacture and assemble them, or do so economically. In the United States, studies related to the platelet system disposable and compound manufacturing need to be completed and included in FDA submissions before the FDA would consider the applications for approval. Efforts to modify the design for manufacturing of our plasma system continue, and the timing of our regulatory submission for the plasma system is dependent on the successful completion of this design, which is uncertain.

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

We will need to establish a sufficient shelf life for the components of our products before the FDA can approve our products for sale.

        Product stability studies to establish the shelf life of the platelet system and plasma system disposables have not yet demonstrated a sufficient shelf life. Accordingly, certain disposables and packaging are being redesigned, and product stability will need to be validated through additional studies, which are expensive and time consuming. If sufficient shelf life cannot be demonstrated, the products may not achieve customer acceptance and may not receive regulatory approval in the United States.

Our products may not achieve acceptance in, or be rapidly adopted by, the health care community.

        Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost, because the blood supply has become safer or for other reasons. Baxter's ability to successfully commercialize our products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products may require significant changes to our potential customers' space and staffing requirements and require significant capital investment. If our products fail to achieve market acceptance, we may never become profitable.

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

        Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets in the United States. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We have conducted our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter's equipment and materials. Under an agreement with Haemonetics Corporation, Baxter has agreed to provide Haemonetics with a platelet storage solution proprietary to Cerus and Baxter, with the objective that platelets collected on certain future Haemonetics apheresis collection equipment may be directly treated using our platelet system. Baxter and we also are adapting our platelet system to allow compatibility with other manufacturers' equipment. Such adaptations will require additional product development and testing, including clinical trials. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system in the United States may be delayed until the system receives regulatory approval for use on such other equipment.

        In Europe, platelets also are typically prepared from several units of whole blood using a semi-automated process known as the buffy coat process. For platelets prepared by the buffy coat process, our platelet system is approved for use only with Baxter's platelet collection and pooling materials. As a result, market acceptance in Europe of our platelet system for platelets prepared by the buffy coat process will depend on market acceptance of Baxter's platelet collection and pooling sets or on our ability to develop products compatible with other manufacturers' platelet collection and pooling sets. Our platelet system is also approved in Europe for use with Baxter's apheresis collection equipment as well as the apheresis collection equipment of two other manufacturers through the use of preparation kits.

        In Canada, our platelet system is approved for use with platelets prepared by the buffy coat process. Blood centers in Canada currently use the platelet rich plama and single donor collection methods, and do not use the buffy coat process. The primary difference between the methods is the centrifugation process for separating the component from whole blood to obtain a therapeutic dose of platelets. Baxter and we intend to apply for the license to use the platelet system in Canada with single-donor platlets. We will not have product sales in Canada unless we apply for and receive approval for our system in Canada for use with single-donor platelets or Canadian blood centers implement the buffy coat method.

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

        Even if our products receive regulatory approval to be commercialized and marketed, due to the intense market concentration, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue. The market for our pathogen inactivation systems is dominated by a small number of blood collection organizations. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood and blood components. Other major United States blood collection organizations include the New York Blood Center and United Blood Services, each of which distributes approximately 6% of the nation's supply of blood and blood components. In many countries of Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. In Europe, the largest markets for our products are in Germany, the United Kingdom and France. Decisions on product adoption are centralized in the United Kingdom and France. In Germany, decision on product adoption is expected to be on a blood center-by-blood center basis. We have not received in-country approvals to market our platelet system in these countries. If we do not receive approvals to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue in Europe will be significantly decreased.

We rely heavily on Baxter for development funding, product engineering, manufacturing, marketing and sales.

        We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through December 31, 2002, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, and we have recognized $30.0 million in revenue from Baxter. In January 2003, we received a $50.0 million loan from Baxter Capital Corporation. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter's performance under these agreements.

  •
  We rely on Baxter for engineering, manufacturing and supplying components of our pathogen inactivation systems. Under the terms of our agreements, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If these agreements were terminated or if Baxter otherwise failed to design or deliver an adequate supply of components, we would be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could delay the submission of the INTERCEPT Blood System for regulatory approval or the market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

  •
  We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We currently have a small marketing group that helps support Baxter's marketing organization; however, we do not intend to develop our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System. If our joint development agreements with Baxter are terminated or if Baxter is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would delay commercialization of our pathogen inactivation systems and increase our costs.

  •
  We share control over management decisions. Baxter and we share responsibility for managing the development programs for the pathogen inactivation systems. Management decisions are made by a governance committee, which has equal representation from both Baxter and us. Our interests and Baxter's may not always be aligned. Disagreements with Baxter may be time-consuming to resolve and cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest. Under the agreements, Baxter may independently develop a pathogen inactivation system for fresh frozen plasma using a pre-existing technology. Such an effort by Baxter could create conflicts in our joint program for the development of a pathogen inactivation system for fresh frozen plasma.

  •
  Baxter can terminate our agreements or fail to perform. Baxter can terminate the agreements without cause under certain circumstances. Any development program under the agreements may be terminated by either party, with 90 days' notice in the case of the platelet program, or 270 days' written notice in the case of the plasma or red blood cell programs. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly, which would cause us to incur additional expenditures.

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

  •
  product advertising and promotion; and

  •
  product reimbursement.

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

        Distribution of our products outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark approval in Europe, we will need to obtain regulatory approvals in individual European countries to market our products. The level of additional product testing varies by country, but could take up to six months or more to complete after CE Mark approval. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings. In some countries, we may also need to obtain government approvals for reimbursement in order for our product to be adopted. Reimbursement levels in some countries are determined by annual budgeting processes which, in addition to affecting product adoption, will affect the price we will be able to charge for our products.

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

Customer adoption of our products will be affected by the availability of reimbursement from the government or other third parties.

        Sales of our products may be affected by the availability of reimbursement from governments or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel medical products. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There have been proposals in the United States, at both the federal and state government level, to implement such controls. The growth of managed care in the United States has also placed pressure on the pricing of medical products. These pressures can be expected to continue and may limit the prices Baxter and we can obtain for our products.

We have only a limited operating history, and we expect to continue to generate losses.

        We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $36.0 million in 2000, $49.4 million in 2001 and $57.2 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $230.3 million. Except for our platelet system, which is approved for sale in Europe, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

        Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated product revenue, funding from Baxter and the United States government, our loan commitment from Baxter and projected interest income, will support our current and planned operations until at least mid-2004. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter and the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

        We expect to require substantial additional funds for our long-term product development, marketing programs and operating expenses. We do not know if we will be able to raise additional funds on acceptable terms. If we are unable to obtain sufficient additional capital, we may need to delay or cease certain development programs. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

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

        Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets, and new methods of testing blood for specific pathogens have recently been approved by the FDA, including tests for bacteria. Several companies are developing tests for West Nile Virus in blood products, although none have been approved for sale to date. Development of any of these technologies could impair the potential market for our products.

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

        As of December 31, 2002, we owned 61 issued or allowed United States patents and 55 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2018. In addition, we have 23 pending United States patent applications and have filed 16 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which seven are also pending in China and Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

        We are exposed to potential liability risks inherent in the testing and marketing of medical devices and products. We may be liable if any of our products causes injury, illness or death. We maintain product liability insurance, but do not know whether the insurance will provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

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

If we do not generate sufficient cash flow through product sales revenue or by raising additional capital, then we may not be able to meet our debt obligation in 2008.

        In January 2003, we received a $50.0 million loan from Baxter Capital Corporation. The interest rate for the loan is 12% per annum. No repayment of principal and interest is due until January 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets. Our substantial indebtedness will significantly increase our interest expense in future periods. Our indebtedness could have significant additional negative consequences, including limiting our ability to obtain additional financing and to plan for, or react to, changes in our business and the industry in which we compete. If we are unable to satisfy our debt obligation, substantial liquidity problems could result, which would negatively impact our future prospects.

The market price of our stock may be highly volatile.

        The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2001 to December 31, 2002, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $11.87 to a high of $75.35. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

Item 2. Properties

        Cerus leases approximately 21,400 square feet for its main office facility in Concord, California. The lease of the main facility extends through July 2004, with options to renew for two additional three-year periods. Cerus also has leases for approximately 17,400 square feet, approximately 9,900 square feet and approximately 31,808 square feet at three facilities, all of which contain laboratory and office space and are located near its main building in Concord. These leases extend through June 2004, with one five-year renewal option, January 2005 and November 2006, with five one-year renewal options and an option for Cerus to terminate the lease in July 2004, respectively. Cerus has a lease for approximately 11,300 square feet of office space in a facility located near its main building in Concord. This lease extends through August 31, 2003, with three one-year renewal options. Cerus believes that its current facilities and available additional space will be adequate for the foreseeable future.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Cerus' common stock is traded on the Nasdaq National Market under the symbol "CERS." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 2001:
First Quarter	$76.56	$31.69
Second Quarter	76.00	32.25
Third Quarter	75.80	41.64
Fourth Quarter	57.41	39.55
Year Ended December 31, 2002:
First Quarter	53.99	43.50
Second Quarter	59.69	29.79
Third Quarter	33.88	14.79
Fourth Quarter	25.00	11.38

        On February 28, 2003, the last reported sale price of Cerus' common stock on the Nasdaq National Market was $6.75 per share. On February 28, 2003, Cerus had approximately 147 holders of record of common stock.

        Cerus has not paid dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

        Information concerning securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement with respect to our 2003 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2003, under the caption "Equity Compensation Plan Information," and is incorporated herein by reference.

        In November 2002, Cerus issued 129,968 shares of unregistered common stock to Baxter Healthcare Corporation in connection with the conversion of all 5,000 outstanding shares of Cerus' Series A preferred stock. Such issuance of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof, as securities exchanged by an issuer with existing security holders.

Item 6. Selected Financial Data

        The following table summarizes certain selected financial data for the five years ended December 31, 2002. The information presented should be read in conjunction with the financial statements and notes included elsewhere herein. The selected financial data for the periods prior to the financial statements included herein are derived from audited financial statements.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$8,490	$4,535	$1,851	$2,408	$2,903
Operating expenses:
Research and development	56,421	48,247	34,823	22,514	29,783
General and administrative	11,346	10,166	7,160	4,837	3,841

Total operating expenses	67,767	58,413	41,983	27,351	33,624

Loss from operations	(59,277)	(53,878)	(40,132)	(24,943)	(30,721)
Net interest income	2,085	4,611	4,099	2,315	1,163

Loss before income taxes	(57,192)	(49,267)	(36,033)	(22,628)	(29,558)
Provision for income taxes	—	(100)	—	—	—

Net loss	$(57,192)	$(49,367)	$(36,033)	$(22,628)	$(29,558)

Net loss per share-basic and diluted(1)	$(3.61)	$(3.27)	$(2.75)	$(2.04)	$(3.17)
Shares used in computing net loss per share-basic and diluted(1)	15,833	15,105	13,086	11,102	9,325
	As of December 31,
	2002	1998	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,318	$123,461	$90,260	$40,419	$19,802
Working capital	50,486	108,606	78,884	31,951	537
Total assets	72,947	128,260	94,161	41,780	20,934
Capital lease obligations, less current portion	16	51	84	115	12
Redeemable convertible preferred stock	—	5,000	5,000	5,000	5,000
Accumulated deficit	(230,287)	(173,095)	(123,728)	(87,518)	(64,428)
Total stockholders' equity (deficit)	56,169	106,755	76,921	27,959	(3,656)

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

Overview

        Since its inception in 1991, Cerus has devoted substantially all of its efforts and resources to the research, development and clinical testing of medical systems based on its Helinx technology. Cerus has been unprofitable since inception and, as of December 31, 2002, had an accumulated deficit of approximately $230.3 million. Except for the INTERCEPT Blood System for platelets, which is approved for sale in Europe, all of Cerus' product candidates are in the research and development stage, and Cerus has not received significant revenue from product sales. Cerus must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Cerus' ability to achieve a profitable level of operations in the future will depend on its ability to successfully complete development and obtain additional regulatory approvals and on Baxter's ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. Cerus may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

Critical Accounting Policies

        The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to collaborative arrangements, contract research and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We record accrued liabilities for certain contract research activities, including clinical trials, pre-clinical safety studies, external laboratory studies and development activities performed by Baxter, for research and development services performed. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services.

        We believe the following critical accounting policies, which have been reviewed by our Audit Committee, affect our more significant judgments and estimates used in the preparation of our financial statements:

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

  •
  Accrued liabilities—Cerus records accrued liabilities for certain contract research activities, including clinical trials, pre-clinical safety studies, external laboratory studies and development activities performed by Baxter, for research and development services performed. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services.

Development Partners

        Agreement with Baxter for the Development of the INTERCEPT Blood System for Platelets.    Cerus has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specific amounts. Baxter has an exclusive, worldwide distribution license and is responsible for manufacturing and marketing the INTERCEPT Blood System for platelets.

        Agreement with Baxter for the Development of the INTERCEPT Blood System for Red Blood Cells and INTERCEPT Blood System for Plasma.    Cerus also has a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma, or FFP, for transfusion. This agreement provides for Baxter and Cerus generally to share INTERCEPT Blood System for red blood cells development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT Blood System for plasma. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Blood System for red blood cells and INTERCEPT Blood System for plasma following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of INTERCEPT Blood System for red blood cells disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of INTERCEPT Blood System for plasma disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

        From inception through December 31, 2002, Cerus has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized $30.0 million in revenue from Baxter. Development funding is in the form of balancing payments made by Baxter to Cerus, if necessary, to reimburse Cerus for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

        In October 2002, Cerus received a $50.0 million loan commitment from Baxter Capital Corporation. In January 2003, Cerus drew $50.0 million under the loan facility. The interest rate for the loan is 12% per annum. No repayment of principal and interest is due until January 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets.

        Agreement with Kirin.    In January 2001, Cerus entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on Cerus' Helinx technology. Under the terms of the agreement, Cerus and Kirin will jointly develop the products. Cerus received an initial license fee of $1 million. The license fee is being deferred and recognized as development funding ratably over the development period. Cerus may not receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of Cerus' development activities aimed at obtaining product approval in the United States, no such development activities by Cerus are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and Cerus will receive a specified share of product revenue, including a royalty and reimbursement of its cost of goods. Cerus retains all marketing rights for the rest of the world, including the United States and Europe.

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

        Agreement with the National Marrow Donor Program.    In October 2001, Cerus and the National Marrow Donor Program, a non-profit corporation, entered into an agreement under which the NMDP would sponsor a clinical trial of Cerus' Helinx T-cells in patients receiving matched unrelated bone marrow transplants. The agreement was amended in December 2002. Under the amended agreement, Cerus will provide its Helinx compound amotosalen, illumination devices, training of clinical sites and program oversight in exchange for reimbursement by the NMDP of Cerus' related costs.

        Agreement with the Consortium for Plasma Science.    In December 1998, Cerus and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium funded development of Cerus' proprietary technology for use with source plasma. Cerus does not expect to receive additional funding from the Consortium. Subject to the Consortium having met certain funding requirements, Cerus will pay the Consortium a royalty based on a percentage of product sales, if any.

Results of Operations

2002 Compared with 2001

        Revenue.    For the year ended December 31, 2002, milestone and development funding from Baxter and the Consortium, which are related parties of Cerus, increased to $5.0 million from $2.1 million for 2001. The increase was due to a $5.0 million milestone payment from Baxter earned in

2002 upon regulatory approval of the INTERCEPT Blood System for platelets in Europe. Cerus does not expect to receive additional development funding from Baxter or the Consortium. Development funding from Baxter was 59% of total revenue for 2002. Development funding from the Consortium was less than 1% of total revenue for 2002.

        Development funding from other sources, which includes Kirin and the NMDP, decreased 25% to $0.7 million for 2002 from $1.0 million for 2001. The decrease was due to a $0.7 million decrease in development funding from Kirin in 2002. Development funding from the NMDP was 6% of total revenue for 2002. Development funding from Kirin was 2% of total revenue for 2002.

        Revenue from government grants and cooperative agreements increased 90% to $2.7 million for 2002 from $1.4 million for 2001. The increase was principally due to a $1.4 million increase in program expenditures under the cooperative agreements with the Armed Forces of the United States entered into in February 2001 and September 2002. During 2002, Cerus also recognized revenue under a grant from the National Institutes of Health that expired in July 2002. There can be no assurance that Cerus will receive additional government grants in the future.

        Cerus recognized $3,000 of product sales revenue in 2002 from sales of the INTERCEPT Blood System for platelets in Europe. Cerus expects that product sales revenue in 2003 will increase relative to 2002. Cerus does not expect product sales revenue in 2003 to be sufficient for the company to achieve a level of profitable operations.

        Research and Development Expenses.    Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 17% to $56.4 million for 2002 from $48.2 million for 2001. The increase was due primarily to the addition of scientific personnel, increased facilities costs and increased development spending at Baxter. Cerus' total research and development costs incurred included $48.7 million for the INTERCEPT Blood System program and $7.7 million for all other programs for 2002, and $40.5 million for the INTERCEPT Blood System program and $7.8 million for all other programs for 2001. Cerus anticipates that its research and development expenses will continue to increase as additional filings for regulatory approval are prepared, submitted and addressed with the FDA and product configuration and testing are completed, Phase III clinical trials of the INTERCEPT Blood System for red blood cells continue and research and development activity relating to its other pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the cost to complete these research and development projects. Cerus faces numerous risks and uncertainties associated with the successful completion of its research and development projects; see "Risk Factors" above.

        General and Administrative Expenses.    General and administrative expenses increased 12% to $11.3 million for 2002 from $10.2 million for 2001. The increase was principally attributable to the addition of administrative personnel, increased costs for insurance and increased facilities expenses associated with expansion of Cerus' operations. Cerus expects its general and administrative expenses to continue to increase as development activities expand.

        Net Interest Income.    Net interest income decreased 55% to $2.1 million for 2002 from $4.6 million for 2001. The decrease was primarily due to reduced investment balances carried by Cerus in 2002 and less favorable yields on investments as a result of declining interest rates. Cerus expects to earn interest at market rates in proportion to the balances it maintains.

2001 Compared with 2000

        Revenue.    For the year ended December 31, 2001, development revenue from Baxter and the Consortium increased 29% to $2.1 million from $1.6 million for 2000. The increase was primarily from increased development revenue from Baxter for the INTERCEPT Blood System for red blood cells as a result of increased expenses incurred by Cerus for pre-clinical safety studies, compound manufacturing and clinical trials in 2001. Revenue earned under the agreements with Baxter is dependent on the relative spending by Cerus and Baxter on the programs for which development costs are shared. Development funding from Baxter was 41% of total revenue for 2001. Development funding from the Consortium was 5% of total revenue for the year ended December 31, 2001.

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

        Research and Development Expenses.    Research and development expenses increased 39% to $48.2 million for 2001 from $34.8 million for 2000. The increase was due primarily to the addition of scientific personnel and consultants, increased development spending at Baxter and increased costs for pre-clinical safety studies and compound manufacturing. Cerus' total research and development costs incurred included $40.5 million for the INTERCEPT Blood System program and $7.8 million for all other programs for 2001, and $30.8 million for the INTERCEPT Blood System program and $4.1 million for all other programs for 2000.

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

Liquidity and Capital Resources

        Cerus' primary sources of capital to date have consisted of public offerings and private placements of equity securities, payments received under its agreements with Baxter, Kirin, the Consortium and the NMDP, United States government grants and cooperative agreements, the loan from Baxter Capital Corporation and interest income. To date, Cerus has not received significant revenue from product sales, and it will not derive significant revenue from product sales unless and until more products under development receive regulatory approval and achieve market acceptance.

        At December 31, 2002, Cerus had cash, cash equivalents and short-term investments of $64.3 million. Net cash used in operating activities was $55.7 million in 2002, compared to $44.0 million in 2001. The use of cash primarily resulted from a net loss of $57.2 million offset by changes in other operating balances. Net cash provided by investing activities in 2002 of approximately $12.0 million resulted principally from the sales and maturities of $117.2 million of short-term investments, offset by the purchases of $100.2 million of short-term investments and the purchase of $5.0 million of furniture and equipment. Working capital decreased to $50.5 million at December 31, 2002 from $108.6 million at December 31, 2001, primarily due to decreased cash, cash equivalents and short-term investments balances from operating activities.

        In October 2002, Cerus received a $50.0 million loan commitment from Baxter Capital Corporation. In January 2003, Cerus drew $50.0 million under the loan facility. The interest rate for the loan is 12% per annum. No repayment of principal and interest is due until January 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets. Baxter Capital Corporation is a subsidiary of Baxter International, Inc. and is a related party to Cerus.

        Cerus believes that its available cash balances, including proceeds from the loan, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet its capital requirements until at least mid-2004. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and other programs; payments by Baxter and the United States government; and costs related to creating, maintaining and defending Cerus' intellectual property position. Cerus' long-term capital requirements will be dependent on these factors and on Cerus' ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates under development, competitive developments and regulatory factors. If Baxter were to terminate its agreements with Cerus, Cerus might not be able to meet its long-term capital requirements. Future capital funding transactions may result in dilution to investors in Cerus, and may not be available on favorable terms, if at all. In August 2001, Cerus filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to offer and sell up to $300 million of common stock and/or debt securities. Cerus has no current commitments to offer or sell securities pursuant to this registration statement.

Commitments

        Our commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual obligations:
Long-term debt obligation	$79,917	$—	$—	$—	$79,917
Minimum purchase requirements	250	50	150	50	—
Capital lease obligations	60	40	20	—	—
Operating leases	2,023	1,197	826	—	—

Total contractual cash obligations	$82,250	$1,287	$996	$50	$79,917

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Cerus maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, if material. Unrealized gains and losses at December 31, 2002 and 2001 were not material. Cerus' investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Cerus does not believe its exposure to interest rate risk to be material given the short-term nature of its investment portfolio. The table below presents the amortized principal amount, which approximates fair value, and related weighted average interest rates for our investment portfolio at December 31, 2002:

	Amortized Principal Amount	Weighted Average Interest Rate
	(in thousands)
Cash equivalents	$22,414	1.36%
Short-term investments (91 days-1 year)	24,776	1.84%
Short-term investments (1-2 years)	17,108	2.85%

Total investments	$64,298

Item 8. Financial Statements and Supplementary Data

        Our financial statements, together with related notes and report of Ernst & Young LLP, independent auditors, are listed in Item 15(a) and included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding Cerus' directors and officers, and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for use in connection with the annual meeting of stockholders to be held on June 13, 2003 (the "Proxy Statement") and is incorporated herein by reference. Cerus intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days after the end of Cerus' 2002 fiscal year.

Item 11. Executive Compensation

        The information required by this item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference from the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference from the information set forth under the option "Certain Transactions" in the Proxy Statement.

Item 14. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer have concluded that Cerus' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are sufficiently effective to ensure that the information required to be disclosed by Cerus in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

        Changes in Internal Controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Cerus' internal controls. Accordingly, no corrective actions were required or undertaken.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are being filed as part of this report on Form 10-K:

(a)
Financial Statements.

        Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)
No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)
Exhibits

Exhibit Number	Description of Exhibit
3.1.1(4)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.
3.2(1)	Bylaws of Cerus.
4.2(1)	Specimen Stock Certificate.
10.1(1)	Form of Indemnity Agreement entered into between Cerus and each of its directors and executive officers.
10.2(1)*	1996 Equity Incentive Plan.
10.3(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.
10.4(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.
10.5(1)*	1996 Employee Stock Purchase Plan Offering.
10.14(1)	Series E Preferred Stock Purchase Agreement, dated April 1, 1996, between Cerus and Baxter Healthcare Corporation.
10.15(1)	Common Stock Purchase Agreement, dated September 3, 1996 between Cerus and Baxter Healthcare Corporation.
10.16(1)	Amended and Restated Investors' Rights Agreement, dated April 1, 1996, among Cerus and certain investors.
10.17†(9)	Development, Manufacturing and Marketing Agreement, dated December 10, 1993 between Cerus and Baxter Healthcare Corporation.
10.21(1)	Industrial Real Estate Lease, dated October 1, 1992, between Cerus and Shamrock Development Company, as amended on May 16, 1994 and December 21, 1995.
10.22(1)	Real Property Lease, dated August 8, 1996, between the Registrant and S.P. Cuff.
10.23(1)	Lease, dated February 1, 1996, between Cerus and Holmgren Partners.
10.24(1)	First Amendment to Common Stock Purchase Agreement, dated December 9, 1996, between Cerus and Baxter Healthcare Corporation.
10.25†(1)	Amendment, dated as of January 3, 1997, to the Agreement filed as Exhibit 10.17.
10.26(1)	Memorandum of Agreement, dated as of January 3, 1997, between Cerus and Baxter Healthcare Corporation.

10.27†(11)	License Agreement, dated as of November 30, 1992, by and among the Company, Miles Inc. and Diamond Scientific Corporation.
10.28†(2)	Amendment to Development, Manufacturing and Marketing Agreement, dated as of March 6, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.29(3)	Series A Preferred Stock Purchase Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.30(3)	Series B Preferred Stock Purchase Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.31(3)	Memorandum of Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.32(9)	Second Amendment to Development, Manufacturing and Marketing Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.33†(3)	Development, Manufacturing and Marketing Agreement, dated April 1, 1996, by and between Cerus and Baxter Healthcare Corporation, as amended and restated June 30, 1998.
10.34(4)	Stockholder Rights Plan, dated November 3, 1999.
10.35(5)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999
10.36(6)*	Employment Agreement with Howard G. Ervin.
10.37†(7)	Collaborative License Agreement between Cerus and Kirin Brewery Company, Limited.
10.38(8)	Amendment to Section 4.2 of the June 30, 1998 Development Agreement between Cerus and Baxter.
10.39(10)	Lease, dated December 17, 1999 between Cerus and Redwoods Office Center, L.P.
10.40(10)	Lease, dated October 12, 2001 between Cerus and California Development, Inc.
10.41	Loan Agreement, dated November 15, 2002, between Cerus and Baxter Capital Corporation.
10.42††	Letter of Understanding between Cerus and Baxter, dated November 1, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see signature page).
99.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Certain portions of this exhibit are subject to a confidential treatment order.

††
Confidential treatment has been requested with respect to certain portions of this exhibit.

*
Compensatory Plan.

**
The certification attached as Exhibit 99.1 accompanies this Annual Report on Form 10-K pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Cerus for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

(8)
Incorporated by reference to Cerus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(9)
Incorporated by reference to Cerus' Current Report on Form 8-K, dated August 28, 2001.

(10)
Incorporated by reference to Cerus' Annual Report on Form 10-K, for the year ended December 31, 2001.

(11)
Incorporated by reference to Cerus' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cerus Corporation

        We have audited the accompanying balance sheets of Cerus Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerus Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Palo Alto, California January 30, 2003

CERUS CORPORATION

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$22,435	$64,503
Short-term investments	41,883	58,958
Accounts receivable from related parties	46	26
Accounts receivable and other current assets	2,884	1,573

Total current assets	67,248	125,060
Furniture and equipment at cost:
Laboratory and office equipment	5,353	3,951
Leasehold improvements	7,295	3,665

	12,648	7,616
Less accumulated depreciation and amortization	7,101	4,604

Net furniture and equipment	5,547	3,012
Other assets	152	188

Total assets	$72,947	$128,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to a related party	$8,538	$5,029
Accounts payable	2,022	3,220
Accrued compensation and related expenses	2,476	2,634
Accrued contract research expenses	1,554	2,796
Other accrued expenses	1,419	1,817
Deferred revenue	718	927
Current portion of capital lease obligations	35	31

Total current liabilities	16,762	16,454
Capital lease obligations, less current portion	16	51
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; 5,000,000 shares authorized: issuable in series; none issued and outstanding at December 31, 2002 and 5,000 shares issued and outstanding at December 31, 2001	—	5,000
Stockholders' equity:
Preferred stock, $0.001 par value: issuable in series; 3,327 shares issued and outstanding at December 31, 2002 and 2001; aggregate liquidation preference of $9,496 at December 31, 2002 and 2001	9,496	9,496
Common stock, $.001 par value; 50,000,000 shares authorized: 15,949,663 and 15,737,165 shares issued and outstanding at December 31, 2002 and 2001, respectively	16	16
Additional paid-in capital	276,944	270,338
Accumulated deficit	(230,287)	(173,095)

Total stockholders' equity	56,169	106,755

Total liabilities and stockholders' equity	$72,947	$128,260

See accompanying notes.

CERUS CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2002	2001	2000
Revenue:
Milestone and development funding, related parties	$5,002	$2,103	$1,632
Development funding, other	747	993	—
Government grants and cooperative agreements	2,738	1,439	219
Product sales	3	—	—

Total revenue	8,490	4,535	1,851
Operating expenses:
Research and development	56,421	48,247	34,823
General and administrative	11,346	10,166	7,160

Total operating expenses	67,767	58,413	41,983

Loss from operations	(59,277)	(53,878)	(40,132)
Interest income (expense):
Interest income	2,095	4,626	4,124
Interest expense	(10)	(15)	(25)

Net interest income	2,085	4,611	4,099

Loss before income taxes	(57,192)	(49,267)	(36,033)
Provision for income taxes	—	(100)	—

Net loss	$(57,192)	$(49,367)	$(36,033)

Net loss per share—basic and diluted	$(3.61)	$(3.27)	$(2.75)

Shares used in computing net loss per share—basic and diluted	15,833,403	15,105,003	13,086,401

See accompanying notes.

CERUS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	3,327	9,496	11,744,092	12	105,977	(7)	(87,519)	27,959
Issuance of common stock, net of expenses of $1,314	—	—	2,200,000	2	83,683	—	—	83,685
Issuance of common stock under stock option and employee stock purchase plans	—	—	108,589	—	1,479	—	—	1,479
Common shares reacquired	—	—	(919)	—	—	—	—	—
Accretion of cash dividend on preferred stock	—	—	—	—	—	—	(176)	(176)
Amortization of deferred compensation	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(36,033)	(36,033)

Balances at December 31, 2000	3,327	9,496	14,051,762	14	191,139	—	(123,728)	76,921
Issuance of common stock, net of expenses of $2,812	—	—	1,500,000	2	75,186	—	—	75,188
Issuance of common stock for services	—	—	11,665	—	756	—	—	756
Issuance of common stock under stock option and employee stock purchase plans	—	—	173,738	—	3,257	—	—	3,257
Net loss	—	—	—	—	—	—	(49,367)	(49,367)

Balances at December 31, 2001	3,327	9,496	15,737,165	16	270,338	—	(173,095)	106,755
Conversion of Series B preferred stock to common stock	—	—	129,968	—	5,000	—	—	5,000
Issuance of common stock for services	—	—	1,000	—	33	—	—	33
Issuance of common stock under stock option and employee stock purchase plans	—	—	81,530	—	1,573	—	—	1,573
Net loss	—	—	—	—	—	—	(57,192)	(57,192)

Balances at December 31, 2002	3,327	$9,496	15,949,663	$16	$276,944	$—	$(230,287)	$56,169

See accompanying notes.

CERUS CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(57,192)	$(49,367)	$(36,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,497	1,193	627
Issuance of common stock for services	33	756	—
Amortization of deferred compensation	—	—	7
Accrued cash dividend on preferred stock, payable to a related party	—	—	(176)
Changes in operating assets and liabilities:
Accounts receivable from a related party	(20)	241	(267)
Other current assets	(1,311)	(1,061)	(274)
Other assets	36	(60)	(4)
Accounts payable to a related party	3,509	3,238	1,260
Accounts payable	(1,198)	(1,059)	2,799
Accrued compensation and related expenses	(158)	673	830
Accrued contract research expenses	(1,242)	455	(816)
Accrued cash dividend on preferred stock, payable to a related party	—	—	176
Other accrued expenses	(398)	64	(160)
Deferred revenue	(209)	927	—

Net cash used in operating activities	(55,653)	(44,000)	(32,031)
Investing activities
Purchases of furniture and equipment	(5,032)	(1,236)	(2,622)
Proceeds from sale of equipment	—	25	—
Purchases of short-term investments	(100,157)	(78,892)	(18,657)
Sale of short-term investments	53,033	11,000	2,500
Maturities of short-term investments	64,199	27,323	34,650

Net cash provided by (used in) investing activities	12,043	(41,780)	15,871
Financing activities
Net proceeds from issuance of common stock	1,573	78,445	85,164
Payment of cash dividend on preferred stock	—	—	(639)
Payments on capital lease obligations	(31)	(33)	(31)

Net cash provided by financing activities	1,542	78,412	84,494

Net increase (decrease) in cash and cash equivalents	(42,068)	(7,368)	68,334
Cash and cash equivalents, beginning of period	64,503	71,871	3,537

Cash and cash equivalents, end of period	$22,435	$64,503	$71,871

Supplemental disclosures:
Interest paid	$10	$15	$25

See accompanying notes.

CERUS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1.    The Company and Its Significant Accounting Policies

Basis of Presentation

        Cerus Corporation (the "Company") (formerly Steritech, Inc.), incorporated on September 19, 1991, is developing medical systems and therapeutics based on its proprietary technology for controlling biological replication. The Company's most advanced programs are focused on systems to inactivate viruses, bacteria, other pathogens and white blood cells in platelets, plasma and red blood cells intended for transfusion. The Company also is pursuing therapeutic applications of its technology to treat and prevent serious diseases. The Company has collaboration agreements with Baxter Healthcare Corporation ("Baxter"), the Pharmaceutical Division of Kirin Brewery Co., Ltd. ("Kirin") and the Consortium for Plasma Science ("the Consortium") (see Note 2). The Company has not received material revenue from product sales, and substantially all revenue recognized by the Company to date has resulted from the Company's agreements with Baxter, Kirin and the Consortium and federal research grants and collaborative agreements. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on its pathogen inactivation systems that, together with anticipated general and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining additional regulatory approvals and achieving market acceptance of its pathogen inactivation systems. There can be no assurance that the Company will ever achieve a profitable level of operations.

Use of Estimates

        The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. The Company records accrued liabilities for certain contract research activities, including clinical trials, pre-clinical safety studies, external laboratory studies and development activities performed by Baxter, for research and development services performed. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services.

Revenue and Research and Development Expenses

        Development funding is in the form of payments made (i) by Baxter to the Company to reimburse the Company for development spending in excess of the levels determined by Baxter and the Company and (ii) by Kirin and the Consortium to reimburse the Company for certain fee-for-service development activities. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to at risk milestones specified under development contracts is recognized as the milestones are achieved. License fees and payments for achieved milestones are non-refundable and are not subject to future performance. During the year ended December 31, 2002, the Company recognized $5,000,000 of milestone revenue from Baxter upon European regulatory approval for the platelet system. There was no revenue recognized related to license fees, milestones or other up-front payments during the years ended December 31, 2001 and 2000.

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

        The Company complies with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Cash, Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist principally of short-term money market instruments and commercial paper.

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company reports the amortization of any discount or premium resulting from the purchase of debt securities as a component of interest income. The available-for-sale securities recorded at amounts that approximate fair value at December 31, 2002 and 2001 totaled $64,298,000 and $123,461,000, respectively.

        Unrealized gains and losses at December 31, 2002 and 2001 and realized gains and losses for the years then ended were not material. Accordingly, the Company has not made a provision for such amounts in its balance sheets. The cost of securities sold is based on the specific identification method. Substantially all of the Company's cash, cash equivalents and short-term investments are maintained by three major financial institutions.

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

Long-Lived Assets

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes

Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed. The adoption of FAS 144 did not have a material effect on the Company's results of operations and financial position.

Stock-Based Compensation

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), including Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25," ("FIN 44"), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 123").

        The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123:

	2002	2001	2000
	(in thousands, except per share data)
Net loss:
As reported	$(57,192)	$(49,367)	$(36,033)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,491	12,239	7,407

Pro forma	$(72,693)	$(61,606)	$(43,440)

Net loss per share—basic and diluted, as reported	$(3.61)	$(3.27)	$(2.75)
Net loss per share—basic and diluted, pro forma	$(4.59)	$(4.08)	$(3.32)

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

Net Loss Per Share—Basic and Diluted

        The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Under FAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, such as options, warrants, convertible debt and convertible preferred stock. Common stock equivalent shares from redeemable convertible preferred stock and from stock options are not included as the effect is anti-dilutive.

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

New Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the development arrangements of the Company contain provisions that indemnify the counterparty of the Company's technology from damages and costs resulting from claims alleging that the Company's technology infringes the intellectual property rights of a third party. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its development arrangements. The Company will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

2.    Development Agreements

Agreements with Baxter, a Related Party of the Company

        The Company has a development and commercialization agreement with Baxter for the joint development of a system for inactivation of viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and the Company to generally share system development costs equally, subject to mutually determined budgets established from time to time, and for the Company to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specific amounts. Baxter has an exclusive, worldwide distribution license and is responsible for manufacturing and marketing the system following regulatory approval.

        The Company also has a development and commercialization agreement with Baxter for the joint development of the systems for inactivation of viruses, bacteria and other infectious pathogens in red blood cells and plasma for transfusion. This agreement provides for Baxter and the Company generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. The Company is solely responsible for funding the development costs of the system for plasma. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the systems following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of red blood cell system disposables, and for the Company to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, after each party is reimbursed for its cost of goods and a specified percentage allocation, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

        This agreement also provided that Baxter and its affiliates would not acquire capital stock of the Company if the acquisition would result in Baxter and its affiliates owning 20.1% or more of the outstanding voting power of the Company. In June 2001, the Company and Baxter amended this provision to reduce the ownership limit from 20.1% to 5.4% of the outstanding voting power of the Company. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of the outstanding voting shares of the Company, the Board of Directors decides to liquidate or sell to a third party substantially all of the Company's assets or a majority of the Company's voting securities approve a merger in which the Company's stockholders do not own a majority of the voting securities of the post-merger company. As of December 31, 2002, Baxter owned less than 5% of the Company's outstanding common stock.

        As of December 31, 2002, the Company has received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, and has recognized approximately $30.0 million in revenue from Baxter, since inception. Development funding is in the form of balancing payments made by Baxter to the Company, if necessary, to reimburse the Company for development spending in excess of the levels determined by Baxter and the Company.

Agreement with Kirin Brewery Co. Ltd.

        In January 2001, the Company entered into a collaborative agreement with Kirin to develop and market products for stem cell transplantation based on the Company's proprietary technology. Under the terms of the agreement, the Company and Kirin will jointly develop the products. The Company has received an initial license fee of $1 million, and may receive additional payments upon achievement of development milestones. The license fee is being deferred and recognized as development funding ratably over the term of the agreement. Although Kirin will fund all development expenses for the Asia-Pacific region and a portion of the Company's development activities aimed at obtaining product approval in the United States, no such development activities by the Company are currently ongoing. Upon product approval, Kirin will market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and the Company will receive a specified share of product revenue. The Company retains all marketing rights in the rest of the world, including the United States and Europe. The Company recognized $209,000 and $914,000 in development funding from Kirin during the years ended December 31, 2002 and 2001, respectively.

Cooperative Agreement with the Armed Forces of the United States

        In February 2001, the Company was awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received the award to develop its pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. In September 2002, the Company was awarded an additional $6.5 million cooperative agreement to continue funding of these projects. The Company recognized $1,949,000 and $999,000 of revenue under this agreement during the years ended December 31, 2002 and 2001, respectively.

Agreement with the National Marrow Donor Program

        In October 2001, the Company and the National Marrow Donor Program ("NMDP"), a non-profit corporation, entered into an agreement under which the NMDP would sponsor a clinical trial in patients receiving matched unrelated bone marrow transplants. The agreement was amended in December 2002. Under the amended agreement, the Company will provide amotosalen, illumination devices, training of clinical sites and program oversight in exchange for reimbursement by the NMDP of the Company's related costs. The Company recognized $538,000 and $79,000 in development funding from the NMDP during the years ended December 31, 2002 and 2001, respectively.

Agreement with the Consortium for Plasma Science

        In December 1998, the Company and the Consortium entered into an agreement for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies, one of which is Baxter, a related party of the Company. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium has funded development of the Company's proprietary technology for use with source plasma. The Company does not expect to receive additional funding from the Consortium. Subject to the Consortium having met certain funding requirements, the Company will pay the Consortium a royalty based on a percentage of product sales, if any. The Company recognized $2,000, $226,000 and $679,000 in development funding from the Consortium during the years ended December 31, 2002, 2001 and 2000, respectively.

3.    Investments

        Available-for-sale securities are recorded at amounts that approximate fair market value. Realized and unrealized gains and losses at December 31, 2002 and 2001 were not material. Investments classified as available-for-sale were as follows:

	December 31,
	2002	2001
	(in thousands)
Money market mutual funds	$6,929	$51,419
United States and state government obligations	22,761	31,688
Commercial paper	34,608	40,354

Total investments	64,298	123,461
Less: amounts classified as cash equivalents	(22,415)	(64,503)

Short-term investments	$41,883	$58,958

        Of the Company's debt securities at December 31, 2002, securities in the aggregate amount of $15,486,000 have original maturity dates of less than three months, securities in the aggregate amount of $24,776,000 have original maturities of three months to one year and securities in the aggregate amount of $17,107,000 have original maturities of one to two years.

4.    Commitments and Contingencies

        The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments.

        Capital lease obligations represent the present value of future rental payments under capital lease agreements for laboratory and office equipment. The original cost and accumulated amortization on the equipment under capital leases was $173,000 and $173,000, respectively, at December 31, 2002 and $173,000 and $141,000, respectively, at December 31, 2001.

        Future minimum payments under capital and operating leases are as follows:

Year ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2003	$40	$1,197
2004	20	818
2005	—	8

Total minimum lease payments	60	$2,023

Amount representing interest	9

Present value of net minimum lease payments	51
Current portion	35

Long-term portion	$16

        Rent expense for office facilities and certain equipment was $1,219,000, $900,000 and $592,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.    Preferred Stock

Series A Redeemable Convertible Preferred Stock

        Upon regulatory approval of the platelet system in Europe, all 5,000 outstanding shares of Series A preferred stock were converted to common shares in July 2002. The Company issued a total of 129,968 common shares to Baxter, the holder of the Series A preferred stock, in connection with this conversion. The conversion price was based on the average of 120% of the average closing price of the common stock 30 trading days prior to CE Mark approval of the disposable set for the platelet system and 120% of the average closing price of the common stock 30 trading days prior to CE Mark of the illumination device for the platelet system.

Series B Preferred Stock

        Baxter holds 3,327 shares of the Company's Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 2.1% of the outstanding common shares of the Company at December 31, 2002. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

6.    Stockholders' Equity

Common Stock

        In November 1999, the Company's Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," that is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company's common stock, or the common stock of an acquiror, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company's common stock without the approval of the Board of Directors under certain circumstances. Baxter will be exempt from the rights plan, unless it and its pension plan acquire beneficial ownership in aggregate of 20.1% or more of the Company's common stock, excluding shares of the Company's common stock issuable upon conversion of Series B preferred stock currently held by Baxter. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan.

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

        In August 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to offer and sell up to $300 million of common stock and/or debt securities. The Company has no current commitments to offer or sell securities pursuant to this registration statement.

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

        The Company has reserved 4,080,000 shares of common stock for issuance under its 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan provides for grants of ISOs to employees and NSOs, stock bonuses and restricted stock purchase awards to employees, directors and consultants of the Company. The option term is ten years.

Stock-Based Compensation

        The Company has elected to follow APB 25 and related interpretations, including FIN 44, in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee common stock options equals the market price of the underlying common stock on the grant date (for certain Company common stock grants), no compensation expense is recorded.

        Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the years ended December 31:

	Stock Option Plans			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected volatility	.6374	.6837	.8564	.6374	.6837	.8564
Risk-free interest rate	2.80%	3.50%	4.80%	1.50%	3.50%	4.50%
Expected life of the option (years)	5	5	5	0.5	0.5	0.5

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

        Activity under the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 1999	1,066,776	$14.725
Granted	752,525	33.415
Cancelled	(56,889)	21.669
Exercised	(95,013)	11.943

Balances at December 31, 2000	1,667,399	$23.101
Granted	715,195	44.953
Cancelled	(39,625)	24.792
Exercised	(161,258)	16.711

Balances at December 31, 2001	2,181,711	$30.686
Granted	1,162,871	42.597
Cancelled	(131,408)	43.672
Exercised	(54,084)	17.692

Balances at December 31, 2002	3,159,090	$34.703

        The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $19.650, $21.824, and $19.761 per share, respectively. At December 31, 2002, options to purchase 1,702,840 shares of common stock were available for future grant.

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Vested
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.544 — 2.721	152,020	3.28	$2.631	152,020	$2.631
$8.163 — 15.500	323,292	5.96	$15.229	309,366	$15.280
$16.100 — 21.060	340,171	8.65	$19.926	113,748	$18.366
$21.061 — 24.875	416,673	6.94	$24.560	309,922	$24.502
$25.375 — 33.180	230,517	7.64	$27.688	137,177	$27.526
$33.625 — 38.188	460,469	8.22	$38.081	200,570	$38.095
$39.063 — 50.050	344,698	8.41	$45.947	148,143	$45.427
$50.180 — 50.180	642,422	9.22	$50.180	121,488	$50.180
$50.900 — 75.250	248,828	8.36	$61.500	120,289	$64.758

	3,159,090	7.82	$34.703	1,612,723	$29.046

Employee Stock Purchase Plan

        The Company has reserved 220,500 shares of common stock for issuance under its Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Employees purchased 27,446, 12,480 and 12,953 shares under the Purchase Plan during the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 95,818 shares were available for issuance. The weighted average fair value per share of the rights granted during the years ended December 31, 2002, 2001 and 2000 using the Black-Scholes model was $19.357, $10.636 and $10.260, respectively.

7.    Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2002	2001
	(in thousands)
Net operating loss carryforward	$81,300	$60,100
Research and development credit carryforward	13,500	10,900
Certain expenses not currently deductible for tax purposes	3,500	3,800
Accrued liabilities	1,400	2,000
Capitalized research and development	2,300	400
Other	1,100	800

Gross deferred tax assets	103,100	78,000
Valuation allowance	(103,100)	(78,000)
Net deferred tax assets	$—	$—

        The valuation allowance increased by $25,100,000 and $21,700,000 for the years ended December 31, 2002 and 2001, respectively. The increase is primarily attributable to the increase in the net operating loss and tax credit carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the need for regulatory approval of the Company's products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The valuation allowance at December 31, 2002 includes $2,800,000 related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase in stockholders' equity rather than as a reduction in the income tax provision. For the year ended December 31, 2001, the Company recorded a tax provision of $100,000, which consisted of foreign withholding taxes on license fees received.

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

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $208,500,000 for federal and $173,000,000 for state income tax purposes. The Company also had research and development tax credit carryforwards of approximately $8,600,000 for federal income tax purposes and approximately $7,400,000 for state income tax purposes at December 31, 2002. The federal net operating loss and tax credit carryforwards expire between the years 2007 and 2022. The state net operating loss carryforwards expire between the years 2004 and 2013.

        Utilization of the Company's net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8.    Retirement Plan

        The Company maintains a defined contribution savings plan (the "401(k) Plan") that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers all employees of the Company. Under the terms of the 401(k) Plan, employees may contribute varying amounts of their annual compensation. The Company may contribute a discretionary percentage of qualified individual employee's salaries, as defined, to the 401(k) Plan. The Company did not contribute to the 401(k) Plan in the years ended December 31, 2002, 2001 and 2000.

9.    Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data)
Revenue:
Milestone and development funding, related parties	$2	$5,000	$—	$—
Development funding, other	103	36	167	441
Government grants and cooperative agreements	398	613	563	1,164
Product sales	—	—	—	3

Total revenue	503	5,649	730	1,608
Operating expenses:
Research and development	11,921	14,484	14,881	15,135
General and administrative	2,802	3,024	2,925	2,595

Total operating expenses	14,723	17,508	17,806	17,730

Loss from operations	(14,220)	(11,859)	(17,076)	(16,122)
Net interest income	673	575	485	352

Loss before income taxes	(13,547)	(11,284)	(16,591)	(15,770)
Provision for income taxes	—	—	—	—

Net loss	$(13,547)	$(11,284)	$(16,591)	$(15,770)

Net loss per share—basic and diluted	$(0.86)	$(0.71)	$(1.05)	$(0.99)
	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except per share data)
Revenue:
Milestone and development funding, related parties	$845	$1,021	$69	$168
Development funding, other	226	224	231	312
Government grants and cooperative agreements	373	314	217	535

Total revenue	1,444	1,559	517	1,015
Operating expenses:
Research and development	11,318	12,086	12,194	12,649
General and administrative	2,379	2,658	2,347	2,782

Total operating expenses	13,697	14,744	14,541	15,431

Loss from operations	(12,253)	(13,185)	(14,024)	(14,416)
Net interest income	1,188	1,210	1,298	915

Loss before income taxes	(11,065)	(11,975)	(12,726)	(13,501)
Provision for income taxes	(100)	—	—	—

Net loss	$(11,165)	$(11,975)	$(12,726)	$(13,501)

Net loss per share—basic and diluted	$(0.79)	$(0.80)	$(0.81)	$(0.86)

10.  Subsequent Event

        In October 2002, Cerus received a $50.0 million loan commitment from Baxter Capital Corporation. In January 2003, Cerus drew $50.0 million under the loan facility. The interest rate for the loan is 12% per annum. No repayment of principal and interest is due until January 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 27th day of March, 2003.

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

Signature	Title	Date

/s/ STEPHEN T. ISAACS Stephen T. Isaacs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ GREGORY W. SCHAFER Gregory W. Schafer	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	March 27, 2003
/s/ B. J. CASSIN B. J. Cassin	Chairman of the Board	March 27, 2003
/s/ LAURENCE M. CORASH, M.D. Laurence M. Corash, M.D.	Director	March 27, 2003
/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 27, 2003
/s/ C. RAYMOND LARKIN, JR. C. Raymond Larkin, Jr.	Director	March 27, 2003
/s/ WILLIAM R. ROHN William R. Rohn	Director	March 27, 2003

CERTIFICATION

        I, Stephen T. Isaacs, certify that:

        1.    I have reviewed this annual report on Form 10-K of Cerus Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ STEPHEN T. ISAACS
Stephen T. Isaacs Chief Executive Officer

CERTIFICATION

        I, Gregory W. Schafer, certify that:

        1.    I have reviewed this annual report on Form 10-K of Cerus Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ GREGORY W. SCHAFER
Gregory W. Schafer Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit
10.41		Loan Agreement, dated November 15, 2002, between Cerus and Baxter Capital Corporation.
10.42	†	Letter of Understanding between Cerus and Baxter, dated November 1, 2002.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
99.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment has been requested with respect to certain portions of this exhibit.

*
The certification attached as Exhibit 99.1 accompanies this Annual Report on Form 10-K pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Cerus for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CERUS CORPORATION BALANCE SHEETS (in thousands, except share and per share data)
CERUS CORPORATION STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
CERUS CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
CERUS CORPORATION STATEMENTS OF CASH FLOWS (in thousands)
CERUS CORPORATION NOTES TO FINANCIAL STATEMENTS December 31, 2002
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS