Form 10-Q
period 2003-03-31
CERUS CORP
filed 2003-05-15
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                   YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).                                   YES ☒ NO ☐

As of April 30, 2003, there were 16,002,043 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2003

PART I:   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$55,347	$22,435
Short-term investments	41,059	41,883
Accounts receivable from a related party	21	46
Accounts receivable and other current assets	3,764	2,884

Total current assets	100,191	67,248

Furniture and equipment, net of depreciation	4,838	5,547
Other assets	156	152

Total assets	$105,185	$72,947

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$7,441	$8,538
Accounts payable	1,991	2,022
Accrued expenses	4,437	5,449
Deferred revenue	682	718
Current portion of capital lease obligations	36	35

Total current liabilities	14,587	16,762

Long-term debt, payable to a related party	51,417	—
Capital lease obligations, less current portion	6	16

Total stockholders’ equity	39,175	56,169

Total liabilities and stockholders’ equity	$105,185	$72,947

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenue:
Development funding, related parties	$—	$2
Development funding, other	169	103
Government grants and cooperative agreements	1,080	398
Product sales	20	—

Total revenue	1,269	503

Operating expenses:
Research and development	14,695	11,921
General and administrative	2,695	2,802

Total operating expenses	17,390	14,723

Loss from operations	(16,121)	(14,220)

Interest income (expense), net	(1,038)	673

Net loss	$(17,159)	$(13,547)

Net loss per share - basic and diluted	$(1.07)	$(0.86)

Shares used in computing net loss per share - basic and diluted	15,964	15,751

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(17,159)	$(13,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	821	330
Changes in operating assets and liabilities:
Accounts receivable from a related party	25	(2)
Accounts receivable and other current assets	(880)	(1,378)
Other assets	(4)	(26)
Accounts payable to a related party	(1,097)	92
Accounts payable and accrued expenses	(1,043)	436
Accrued interest	1,417	—
Deferred revenue	(36)	(102)

Net cash used in operating activities	(17,956)	(14,197)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(112)	(2,703)
Purchases of short-term investments	(40,309)	(30,468)
Sales of short-term investments	18,000	9,000
Maturities of short-term investments	23,133	20,886

Net cash provided by (used in) investing activities	712	(3,285)

Financing activities:
Net proceeds from issuance of common stock	165	941
Proceeds from loan	50,000	—
Payments on capital lease obligations	(9)	(6)

Net cash provided by financing activities	50,156	935

Net increase (decrease) in cash and cash equivalents	32,912	(16,547)
Cash and cash equivalents, beginning of period	22,435	64,503

Cash and cash equivalents, end of period	$55,347	$47,956

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period.

These condensed financial statements and notes should be read in conjunction with Cerus’ audited financial statements and notes thereto for the year ended December 31, 2002 included in the company’s 2002 Annual Report on Form 10-K.

Note 2 – Stock-Based Compensation

Cerus accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, including Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25,” and has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 123”).

Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Cerus had accounted for its employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: the expected volatility was 0.866 and 0.637 and the risk-free interest rate was 2.62% and 2.80%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Cerus’ employee stock options and purchased shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net loss:
As reported	$(17,159)	$(13,547)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,532	2,431

Pro forma	$(18,691)	$(15,978)
Net loss per share - basic and diluted, as reported	$(1.07)	$(0.86)
Net loss per share - basic and diluted, pro forma	$(1.17)	$(1.01)

Note 3 - Comprehensive Income (Loss)

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

Note 4 - Net Loss per Share

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

Note 5 - Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation, the National Marrow Donor Program, Kirin Brewery Company, Ltd. and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Revenue from related parties for the three months ended March 31, 2002 was $2,000. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. There was no milestone revenue recognized in the three months ended March 31, 2003 and 2002.

Cerus receives certain United States government grants in support of its research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

Note 6 – Long-Term Debt

In January 2003, Cerus received proceeds from a $50 million loan from Baxter Capital Corporation. The interest rate on the loan is 12% per annum. No repayment of interest or principal is due until 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets. Baxter Capital Corporation is a subsidiary of Baxter International Inc. and is a related party to Cerus.

Note 7 – Preferred Stock

Baxter holds 3,327 shares of Cerus’ Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 2.1% of the outstanding common shares of Cerus at March 31, 2003. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2002 audited financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2003 or any future period.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including uncertainties associated with pre-clinical and clinical testing, regulatory approvals, manufacturing, reimbursement, market acceptance and other factors discussed below and under the caption “Risk Factors,” and in our other documents filed with the Securities and Exchange Commission. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

INTERCEPT Blood System and INTERCEPT Blood are trademarks of Baxter International Inc.

Overview

We are developing medical systems and therapeutics based on our proprietary Helinx® technology for controlling biological replication. Our most advanced programs are focused on systems to enhance the safety of blood products used for transfusion. The INTERCEPT Blood System, based on our Helinx technology, is designed to inactivate viruses, bacteria, other pathogens and white blood cells. We also are pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases.

We are developing the INTERCEPT Blood System for platelets, plasma and red blood cells with our development and commercialization partner, Baxter Healthcare Corporation. The INTERCEPT Blood System targets and inactivates blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving intact the therapeutic properties of the blood components. The INTERCEPT Blood System inactivates a broad array of pathogens and has the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. We believe that the INTERCEPT Blood System also has the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood.

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval and was commercially launched in Europe. The system also received approval for use with buffy coat platelets in Canada in 2002. Cerus and Baxter have submitted regulatory applications seeking marketing approval in Australia and have begun the regulatory submission process to obtain approval in the United States. The companies are in late stage development of the INTERCEPT Blood System for plasma and red blood cells. Our allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, and Epstein-Barr virus (EBV) cellular vaccine program are in Phase I clinical trials.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of medical systems based on our Helinx technology.  We have been unprofitable since inception and, as of March 31, 2003, had an accumulated deficit of approximately $247.4 million. Except for the INTERCEPT Blood System for platelets, which is approved for sale in Europe, all of our product candidates are in the research and development stage, and we have not yet received significant revenue from product sales. Cerus and Baxter must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our and Baxter’s ability to successfully complete development and obtain additional regulatory approvals and on Baxter’s ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. We may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

Agreement with Baxter for the Development of the INTERCEPT Blood System for Platelets. We have a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in platelets used for transfusion. This agreement provides for Baxter and Cerus generally to share system development costs equally, subject to mutually determined budgets established from time to time, and for Cerus to receive approximately 33.5% of revenue from sales of inactivation system disposables after each party is reimbursed for its cost of goods to the extent the cost exceeds specified amounts. Baxter has an exclusive, worldwide distribution license and is responsible for manufacturing and marketing the INTERCEPT Blood System for platelets.

Agreement with Baxter for the Development of the INTERCEPT Blood System for Red Blood Cells and INTERCEPT Blood System for Plasma. We also have a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma for transfusion. This agreement provides for Baxter and Cerus generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. Cerus is solely responsible for funding the development costs of the INTERCEPT blood system for plasma. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT blood system for red blood cells and INTERCEPT blood system for plasma following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of red blood cell system disposables, and for Cerus to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, in each case after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses.

This agreement also provides that Baxter and its affiliates will not acquire any of our capital stock if the acquisition would result in Baxter and its affiliates owning 5.4% or more of our outstanding voting shares. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of our outstanding voting shares, the Board of Directors decides to liquidate or sell to a third party substantially all of our assets or a majority of our voting securities approve a merger in which our stockholders do not own a majority of the voting securities of the post-merger company. As of March 31, 2003, Baxter owned less than 5% of our outstanding common stock.

From inception through March 31, 2003, we have received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, have received proceeds from a $50.0 million loan from Baxter Capital Corporation and have recognized $30.0 million in revenue from Baxter. Baxter has advised us that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Development funding is in the form of balancing payments made by Baxter, if necessary, to reimburse us for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Kirin. In January 2001, we entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on our Helinx technology. Under the terms of the agreement, we will jointly develop the products with Kirin. We received an initial license fee of $1 million. The license fee is being deferred and recognized as development funding ratably over the development period. We may not receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of our development activities aimed at obtaining product approval in the United States, no such development activities by Cerus are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and we will receive a specified share of product revenue, including a royalty and reimbursement of our cost of goods. We retain all marketing rights for the rest of the world, including the United States and Europe.

Cooperative Agreement with the Armed Forces of the United States. In February 2001, we were awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. We received the award to develop our pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreement, we are conducting research on the inactivation of infectious pathogens, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. We are collaborating with investigators at Walter Reed Army Institute of Research to investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in combat zones. Also, under the terms of the agreement, we would receive commercial rights to the discoveries and inventions arising from the research performed under the collaboration. In September 2002 and May 2003, we were awarded  additional $6.5 million and $6.2 million cooperative agreements, respectively, both of which were awarded to continue funding of these projects.

Agreement with the National Marrow Donor Program. In October 2001, we entered into an agreement with the National Marrow Donor Program, a non-profit corporation, under which the NMDP would sponsor a clinical trial of our Helinx T-cells in patients receiving matched unrelated bone marrow transplants. The agreement was amended in December 2002. Under the amended agreement, we will provide our Helinx compound amotosalen, illumination devices, training of clinical sites and program oversight in exchange for reimbursement by the NMDP of our related costs.

Agreement with the Consortium for Plasma Science. In December 1998, we entered into an agreement with the Consortium for Plasma Science for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium has funded development of our proprietary technology for use with source plasma. We do not expect to receive additional funding from the Consortium. Subject to the Consortium having met certain funding requirements, we will pay the Consortium a royalty based on a percentage of product sales, if any.

Results of Operations

Three-Month Period Ended March 31, 2003 and 2002

Revenue. No development funding revenue from related parties was recognized in the three months ended March 31, 2003. Revenue from the Consortium for the three months ended March 31, 2002 was $2,000.

Development funding from non-related parties (Kirin and the NMDP) increased 64% to $169,000 for the three months ended March 31, 2003 from $103,000 for the comparable period in 2002. The change was due to increased development funding from the NMDP for clinical trial expenses incurred by Cerus in 2003.

Revenue from government grants and cooperative agreements increased 171% to $1.1 million for the three months ended March 31, 2003 from $0.4 million for the comparable period in 2002. The change was primarily due to increased research activities funded by the second cooperative agreement awarded in September 2002 and the timing of external contract research activities under the agreements. We have three three-year cooperative agreements with the Armed Forces of the United States that were awarded in February 2001, September 2002 and May 2003.

During the three months ended March 31, 2003, we recognized $20,000 of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. The system is currently undergoing validation studies and regulatory and reimbursement review in many European countries. In-country approvals in the larger European market countries may not be received until 2004, if at all. We do not expect product sales revenue in Europe to be significant at least until the system is approved for sale and reimbursement in the larger European market countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 23% to $14.7 million for the three months ended March 31, 2003 from $11.9 million for the comparable period in 2002. The change was primarily due to increased development spending at Baxter for late-stage design and development of the INTERCEPT Blood System.

Our total research and development costs included $12.9 million for the INTERCEPT Blood System and $1.8 million for all other programs for the three months ended March 31, 2003, and $10.3 million for the INTERCEPT Blood System and $1.6 million for all other programs for the comparable period in 2002.

We anticipate that our research and development expenses will continue to increase as additional regulatory approval filings are prepared and additional product configurations and testing are completed for the platelet and plasma systems, product design and Phase III clinical trials of the INTERCEPT Blood System for red blood cells continue and research and development activity relating to other clinical and pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses decreased 4% to $2.7 million for the three months ended March 31, 2003 from $2.8 million for the comparable period in 2002. We expect our general and administrative expenses to increase moderately as development and commercialization activities progress.

Net Interest Income (Expense). Net interest expense was $1.0 million for the three months ended March 31, 2003 compared to net interest income of $0.7 million for the comparable period in 2002. We received proceeds from a $50.0 million loan from Baxter Capital Corporation in January 2003 and recorded $1.4 million of related interest expense for the three months ended March 31, 2003. Interest income from investments was $0.4 million for the three months ended March 31, 2003 compared to $0.7 million for the comparable period in 2002. The decrease in interest income was primarily due to reduced investment balances carried in 2003 and less favorable yields on investments as a result of a decline in interest rates. We expect to earn interest at market rates in proportion to the balances we maintain.

Liquidity and Capital Resources

Our sources of capital to date have consisted of public offerings and private placements of equity securities, the loan from Baxter Capital Corporation, payments received under our agreements with Baxter, Kirin, the NMDP and the Consortium, United States government grants and cooperative agreements and interest income. To date, we have not received significant revenue from product sales, and we will not derive significant revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance.

At March 31, 2003, we had cash, cash equivalents and short-term investments of $96.4 million. Net cash used in operating activities was $18.0 million for the three months ended March 31, 2003, compared to $14.2 million for the same period in 2002, resulting primarily from the net loss of $17.2 million during the period and changes in other operating balances. Net cash provided by investing activities during the three months ended March 31, 2003 of $0.7 million resulted principally from the sales and maturities of $41.1 million of short-term investments, offset by the purchases of $40.3 million of short-term investments and $0.1 million of furniture, equipment and leasehold improvements. Working capital increased to $85.6 million at March 31, 2003 from $50.5 million at December 31, 2002, primarily due to the receipt of $50.0 million loan proceeds from Baxter Capital Corporation in January 2003. No repayment of principal and interest on the loan is due until January 2008.

Working capital is calculated by deducting current liabilities of $14.6 million at March 31, 2003 and $16.8 million at December 31, 2002 from current assets of $100.2 million at March 31, 2003 and $67.2 million at December 31, 2002. We believe that working capital provides a clear picture of the net assets available to meet short-term capital needs.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements until at least mid-2004. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and other programs; payments to or from Baxter and the United States government; and costs related to creating, maintaining and defending our intellectual property position. Our long-term capital requirements will be dependent on these factors and on our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. If Baxter were to terminate its agreements with us, we might not be able to meet our long-term capital requirements. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300 million of common stock and/or debt securities. We have no current commitments to offer or sell securities pursuant to this registration statement.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Unrealized gains and losses at March 31, 2003 and December 31, 2002 were not material. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $95.3 million at March 31, 2003, approximately 57% have original maturity dates of less than 90 days, and approximately 29% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

Risk Factors

Our business faces significant risks. If any of the events or circumstances described in the following risks actually occur, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

If our pre-clinical and clinical trials are not successful or the data are not considered sufficient by regulatory authorities to grant marketing approval, Baxter and we will be unable to commercialize our products and generate revenue.

Except for the INTERCEPT Blood System for platelets, which is approved for sale in Europe and Canada, we have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration and international regulatory authorities can approve them for commercial use. Our INTERCEPT Blood System and stem cell transplantation programs are undergoing clinical testing. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval in Europe. Our development and marketing partner, Baxter Healthcare Corporation, will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market our products in those countries. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase or use by a specific governmental or non-governmental (such as the Paul Ehrlich Institute in Germany) entity or entities in order for it to be adopted by a specific customer. The level of additional product testing varies by country, but could take more than six months to complete after CE Mark approval. We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001, but Baxter and we have not yet submitted all of the modules of our pre-market approval application to the FDA. We have completed Phase IIIa and Phase IIIb clinical trials of the INTERCEPT Blood System for plasma in the United States and are conducting a Phase IIIc clinical trial. We are conducting Phase III clinical trials of INTERCEPT red blood cells in the United States. Our allogeneic cellular immune therapy (referred to as ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, is in Phase I clinical trials in the United States. Last, our Epstein-Barr virus (referred to as EBV) cellular vaccine program is in a Phase I clinical trial in the United States. We will have to conduct significant additional research and pre-clinical (animal) and clinical (human) testing before we can file additional applications for product approval with the FDA and foreign regulatory authorities. Clinical trials in particular are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. Any of our product candidates may fail in the testing phase or may not attain market acceptance, which could prevent us from achieving profitability.

It may take us several years to complete our clinical testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful. The FDA has requested additional analyses of data from our United States Phase III clinical trial of the INTERCEPT Blood System for platelets. We are currently in discussions with the FDA to determine what additional information, which could include further clinical studies, may be required to approve our platelet system.

We may fail to complete our clinical trials on time or be unable to complete the trials at all.

Significant clinical trial delays would impair our ability to commercialize our products and could allow competitors to bring products to market before we do. Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Our Phase III clinical trials of the INTERCEPT Blood System for red blood cells involve patient groups that include a significant percentage of children, which has made, and may continue to make, it difficult to obtain consent to enroll these patients in our trials. Other factors, including the unavailability of blood products or delays in the supply of clinical product material, could also delay our clinical trials. Clinical trials of our ACIT and EBV vaccine programs are sponsored by other organizations, which will further reduce our ability to control the progress of these trials. Our product development costs will increase if we have additional delays in testing or approvals.

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

Our product candidates, including many of the components, have never been manufactured on a commercial scale. We intend to use third-party manufacturers to produce commercial quantities of the chemical compounds and other components to be used in our products. These compounds and other components have never been produced in commercial quantities. We have an agreement with a manufacturer to produce commercial quantities of amotosalen, which is the compound used in our platelet and plasma systems. We currently do not have any other third-party manufacturing agreements in place for commercial production of other compounds or components. Any additional commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations. It may be difficult or impossible to economically manufacture our products on a commercial scale.

A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. We are pursuing contracts with manufacturers to produce intermediates to our S-303 compound, which is used in our red blood cell system, and to produce S-303 itself. If any of these manufacturers cannot produce our compounds in the required quantities or to the required standards, we may face delays and shortfalls before we are able to identify alternate or additional manufacturers to meet these requirements. Contracts have not yet been signed for the long-term supply in commercial quantities of the compounds used in our red blood cell system. While alternative suppliers for the inactivation compounds exist, any new manufacturer will have to prove both to us and to the FDA and foreign regulatory authorities that its manufacturing process complies with government regulations. Identifying and qualifying such new suppliers could be expensive and time-consuming.

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

We will need to establish a sufficient shelf life for the components of our products before the FDA will approve our products for sale.

Product stability studies to establish the shelf life of our system disposables have not yet demonstrated a sufficient shelf life. Certain platelet and plasma system disposables and packaging are being redesigned, and product stability will need to be validated through additional studies, which are expensive and time consuming. If sufficient shelf life cannot be demonstrated, the products may not achieve customer acceptance and may not receive regulatory approval in the United States.

Our products may not achieve acceptance in, or be rapidly adopted by, the health care community.

Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost, because the blood supply has become safer or for other reasons. Baxter’s ability to successfully commercialize our products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. In addition, our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products may require significant changes to our potential customers’ space and staffing requirements and require significant capital investment. If our products fail to achieve market acceptance, we may never become profitable.

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

In Europe, platelets also are typically prepared from several units of whole blood using a semi-automated process known as the buffy coat process. For platelets prepared by the buffy coat process, our platelet system is approved for use only with Baxter’s platelet collection and pooling materials. As a result, market acceptance in Europe of our platelet system for platelets prepared by the buffy coat process will depend on market acceptance of Baxter’s platelet collection and pooling sets or on our ability to develop products compatible with other manufacturers’ platelet collection and pooling sets. Our platelet system is also approved in Europe for use with Baxter’s apheresis collection equipment as well as the apheresis collection equipment of two other manufacturers through the use of preparation kits.

In Canada, our platelet system is approved for use with platelets prepared by the buffy coat process. Blood centers in Canada currently use the platelet rich plasma and single donor collection methods, and do not use the buffy coat process. The primary difference between the methods is the centrifugation process for separating the component from whole blood to obtain a therapeutic dose of platelets. Baxter and we intend to apply for the license to use the platelet system in Canada with single-donor platelets. We will not have product sales in Canada unless we apply for and receive approval for our system in Canada for use with single-donor platelets or Canadian blood centers implement the buffy coat method.

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

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through March 31, 2003, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, a $50.0 million loan from Baxter Capital Corporation and we have recognized $30.0 million in revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

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

•                  Baxter can terminate our agreements or fail to perform. Any development program under the agreements may be terminated by either party, with 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the plasma or red blood cell programs. If Baxter terminates the agreements or fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly, which would cause us to incur additional expenditures.

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

•                  product reimbursement

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

Regulatory agencies may limit the uses, or indications, for which any of our products are approved. For example, we believe that we will be able to claim the inactivation of particular pathogens only to the extent we have laboratory or animal data to support such claims. After regulatory approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

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

Customer adoption of our products will be affected by the availability of reimbursement from governments or other third parties.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $36.0 million in 2000, $49.4 million in 2001 and $57.2 million in 2002. As of March 31, 2003, we had an accumulated deficit of approximately $247.4 million. Except for our platelet system, which is approved for sale in Europe, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated product revenue, funding from Baxter and the United States government and projected interest income, will support our current and planned operations until at least mid-2004. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter and the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

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

As of March 31, 2003, we owned 61 issued or allowed United States patents and 55 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2018. In addition, we have 24 pending United States patent applications and have filed 16 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which seven are also pending in China and Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has recently issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and products. We may be liable if any of our products cause injury, illness or death. We maintain product liability insurance, but do not know whether the insurance will provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

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

In January 2003, we received a $50.0 million loan from Baxter Capital Corporation. The interest rate for the loan is 12% per annum. No repayment of principal and interest is due until January 2008. The loan is secured with collateral based on future revenue from sales of the INTERCEPT Blood System for platelets. Our substantial indebtedness will result in a significant amount of interest expense in future periods. Our indebtedness could have significant additional negative consequences, including limiting our ability to obtain additional financing and to plan for, or react to, changes in our business and the industry in which we compete. If we are unable to satisfy our debt obligation, substantial liquidity problems could result, which would negatively impact our future prospects.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2001 to March 31, 2003, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $5.59 to a high of $75.35. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits

10.43                     1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002

99.1*                    Certification by the Chief Executive Officer and Chief Financial Officer of Cerus as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2003.

(b)                       Reports on Form 8-K

On February 3, 2003, the Company filed a report on Form 8-K reporting information disclosed on its fourth quarter and year-end 2002 conference call and which included as an exhibit the press release announcing its financial results.

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

CERUS CORPORATION

Date:	May 13, 2002	/s/ Gregory W. Schafer

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Financial Officer