Form 10-Q
period 2003-06-30
CERUS CORP
filed 2003-08-13
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of July 31, 2003, there were 22,002,043 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2003

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$92,828	$22,435
Short-term investments	42,956	41,883
Accounts receivable from related parties	6	46
Accounts receivable and other current assets	4,287	2,884

Total current assets	140,077	67,248

Furniture and equipment, net of depreciation	4,092	5,547
Other assets	154	152

Total assets	$144,323	$72,947

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$7,142	$8,538
Accounts payable	1,719	2,022
Accrued expenses	5,295	5,449
Deferred revenue	647	718
Current portion of capital lease obligations	34	35

Total current liabilities	14,837	16,762

Long-term debt, payable to a related party	52,917	—
Capital lease obligations, less current portion	—	16

Total stockholders’ equity	76,569	56,169

Total liabilities and stockholders’ equity	$144,323	$72,947

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Milestone and development funding, related parties	$—	$5,000	$—	$5,002
Development funding, other	113	36	282	139
Government grants and cooperative agreements	1,882	613	2,962	1,011
Product sales	8	—	28	—

Total revenue	2,003	5,649	3,272	6,152

Operating expenses:
Research and development	14,752	14,484	29,447	26,405
General and administrative	2,823	3,024	5,518	5,826

Total operating expenses	17,575	17,508	34,965	32,231

Loss from operations	(15,572)	(11,859)	(31,693)	(26,079)

Interest income (expense), net	(1,200)	575	(2,238)	1,248

Net loss	$(16,772)	$(11,284)	$(33,931)	$(24,831)

Net loss per sharebasic and diluted	$(0.97)	$(0.71)	$(2.04)	$(1.57)

Shares used in computing net loss per share - basic and diluted	17,317	15,782	16,644	15,767

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2003	2002

Operating activities:
Net loss	$(33,931)	$(24,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,643	894
Changes in operating assets and liabilities:
Accounts receivable from a related party	40	(5,002)
Accounts receivable and other current assets	(1,403)	(1,179)
Other assets	(2)	(30)
Accounts payable to a related party	(1,396)	3,381
Accounts payable and accrued expenses	(457)	(339)
Accrued interest	2,917	—
Deferred revenue	(71)	(138)

Net cash used in operating activities	(32,660)	(27,244)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(188)	(4,156)
Purchases of short-term investments	(72,122)	(61,610)
Sales of short-term investments	21,000	20,033
Maturities of short-term investments	50,049	33,752

Net cash used in investing activities	(1,261)	(11,981)

Financing activities:
Net proceeds from issuance of common stock	54,331	1,228
Proceeds from loan	50,000	—
Payments on capital lease obligations	(17)	(15)

Net cash provided by financing activities	104,314	1,213

Net increase (decrease) in cash and cash equivalents	70,393	(38,012)
Cash and cash equivalents, beginning of period	22,435	64,503

Cash and cash equivalents, end of period	$92,828	$26,491

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period.

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

Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Cerus had accounted for its employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended June 30, 2003 and 2002, respectively: the expected volatility was 0.908 and 0.637 and the risk-free interest rate was 3.14% and 2.80%. The following weighted-average assumptions were used for the six months ended June 30, 2003 and 2002, respectively: the expected volatility was 0.887 and 0.637 and the risk-free interest rate was 2.88% and 2.80%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

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

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss:
As reported	$(16,772)	$(11,284)	$(33,931)	$(24,831)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,721	4,430	4,253	6,861

Pro forma	$(19,493)	$(15,714)	$(38,184)	$(31,692)
Net loss per share - basic and diluted, as reported	$(0.97)	$(0.71)	$(2.04)	$(1.57)
Net loss per share - basic and diluted, pro forma	$(1.13)	$(1.00)	$(2.29)	$(2.01)

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

Note 5 - Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation, the National Marrow Donor Program, Kirin Brewery Company, Ltd. and the Consortium for Plasma Science. Baxter and the Consortium are related parties to Cerus. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. There was no milestone revenue recognized in the three and six months ended June 30, 2003. In the three and six months ended June 30, 2002, Cerus recognized $5,000,000 of milestone revenue from Baxter upon CE Mark approval of the disposable set for the platelet system.

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

Note 7 – Preferred Stock

Baxter holds 3,327 shares of Cerus’ Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 shares would be issued, which represents 1.5% of the outstanding common shares of Cerus at June 30, 2003. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 8 - Capital Stock Transaction

In June 2003, Cerus completed a public offering of 6,000,000 shares of common stock and received net proceeds of $54.1 million, after deducting related expenses.

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

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

INTERCEPT and INTERCEPT Blood are trademarks of Baxter International Inc.

Overview

We are developing medical systems and therapeutics based on our proprietary Helinx® technology for controlling biological replication. Our most advanced programs are focused on systems to enhance the safety of blood products used for transfusion. The INTERCEPT Blood System, which is being developed in collaboration with subsidiaries of Baxter International Inc., is based on our Helinx technology. The INTERCEPT Blood System is designed to inactivate viruses, bacteria, other pathogens and white blood cells. We also are pursuing therapeutic applications of Helinx technology to treat and prevent serious diseases.

We are developing the INTERCEPT Blood System for platelets, plasma and red blood cells with our development and commercialization partner, Baxter. The INTERCEPT Blood System targets and inactivates blood-borne pathogens, such as HIV and hepatitis B and C, as well as harmful white blood cells, while leaving intact the therapeutic properties of the blood components. The INTERCEPT Blood System inactivates a broad array of pathogens and has the potential to reduce the risk of transmission of pathogens for which testing is not completely effective or is not currently performed. We believe that the INTERCEPT Blood System also has the potential to inactivate new pathogens before they are identified and before tests are developed to detect their presence in donated blood.

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval and was commercially launched in Europe. The system also received approval for use with buffy coat platelets in Canada in 2002. Baxter and we have submitted regulatory applications seeking marketing approval in Australia. The product is not yet approved in the United States. We are in late stage development of the INTERCEPT Blood System for plasma and red blood cells. Our allogeneic cellular immune therapy (ACIT) program, designed to improve the outcome of bone marrow transplantation procedures through use of T-cells treated with the Helinx technology, and Epstein-Barr virus (EBV) cellular vaccine program are in Phase I clinical trials.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of medical systems based on our Helinx technology.  We have been unprofitable since inception and, as of June 30, 2003, had an accumulated deficit of approximately $264.2 million. Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval, all of our product candidates are in the research and development stage, and we have not yet received significant revenue from product sales. Baxter and we must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our and Baxter’s ability to successfully complete development and obtain additional regulatory approvals and on Baxter’s ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. We may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

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

This agreement also provides that Baxter and its affiliates will not acquire any of our capital stock if the acquisition would result in Baxter and its affiliates owning 5.4% or more of our outstanding voting shares. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of our outstanding voting shares, the Board of Directors decides to liquidate or sell to a third party substantially all of our assets or a majority of our voting securities approve a merger in which our stockholders do not own a majority of the voting securities of the post-merger company. As of June 30, 2003, Baxter owned less than 5% of our outstanding common stock.

From inception through June 30, 2003, we have received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, have received proceeds from a $50.0 million loan from Baxter Capital Corporation and have recognized $30.0 million in development funding revenue from Baxter. Baxter has advised us that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Development funding is in the form of balancing payments made by Baxter, if necessary, to reimburse us for development spending in excess of the levels determined by Baxter and Cerus. Development funding revenue is recognized as the related project costs are incurred.

Agreement with Kirin. In January 2001, we entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on our Helinx technology. Under the terms of the agreement, we will jointly develop the products with Kirin. We received an initial license fee of $1 million. The license fee is being deferred and recognized as development funding ratably over the development period. We may not receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of our development activities aimed at obtaining product approval in the United States, no such development activities co-funded by Kirin are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and we will receive a specified share of product revenue, including a royalty and reimbursement of our cost of goods. We retain all marketing rights for the rest of the world, including the United States and Europe.

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

Agreement with the National Marrow Donor Program. In October 2001, we entered into an agreement with the National Marrow Donor Program, or NMDP, a non-profit corporation, under which the NMDP would sponsor a clinical trial of our Helinx T-cells in patients receiving matched unrelated bone marrow transplants. The agreement was amended in December 2002. Under the amended agreement, we will provide our Helinx compound amotosalen, illumination devices, training of clinical sites and program oversight in exchange for reimbursement by the NMDP of our related costs.

Agreement with the Consortium for Plasma Science. In December 1998, we entered into an agreement with the Consortium for Plasma Science for the development of a pathogen inactivation system for source plasma used for fractionation. The Consortium is co-funded by four plasma fractionation companies: Alpha Therapeutics Corporation, Aventis Behring, Bayer Corporation and Baxter. The Consortium, which is a separate entity from its members, provides research and development funding worldwide for technologies to improve the safety of source plasma. Under the agreement, the Consortium has funded development of our proprietary technology for use with source plasma. We do not expect to receive additional funding from the Consortium. If we develop and commercialize a pathogen inactivation system for source plasma for fractionation, we may owe a royalty to the Consortium, based on percentage of sales of such product.

Results of Operations

Three- and Six- Month Periods Ended June 30, 2003 and 2002

Revenue. No development funding revenue from related parties was recognized in the three and six months ended June 30, 2003. In the second quarter of 2002, a $5.0 million milestone payment from Baxter was earned upon CE Mark approval of the disposable set for the INTERCEPT Blood System for platelets.

Development funding from non-related parties (Kirin and the NMDP) increased 214% to $113,000 for the three months ended June 30, 2003 from $36,000 for the comparable period in 2002, and increased 103% to $282,000 for the six months ended June 30, 2003 from $139,000 for the comparable period in 2002. The change was due to increased development funding from the NMDP for clinical trial expenses incurred by Cerus in 2003.

Revenue from government grants and cooperative agreements increased 207% to $1.9 million for the three months ended June 30, 2003 from $0.6 million for the comparable period in 2002, and increased 193% to $3.0 million for the six months ended June 30, 2003 from $1.0 million for the comparable period in 2002. The change was primarily due to increased research activities funded by the second cooperative agreement awarded in September 2002 and the timing of external contract research activities under the agreements. We have three three-year cooperative agreements with the Armed Forces of the United States that were awarded in February 2001, September 2002 and May 2003.

During the three and six months ended June 30, 2003, we recognized $8,000 and $28,000, respectively, of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. The system is currently undergoing validation studies and regulatory and reimbursement review in many European countries. In-country approvals in the larger European market countries may not be received until 2004, if at all. We do not expect product sales revenue in Europe to be significant at least until the system is approved for sale and reimbursement in the larger European market countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 2% to $14.8 million for the three months ended June 30, 2003 from $14.5 million for the comparable period in 2002, and increased 12% to $29.4 million for the six months ended June 30, 2003 from $26.4 million for the comparable period in 2002. The changes for both periods were primarily due to increased expenses in the red blood cell program, in support of the ongoing Phase III clinical trials.

Our total research and development costs included $12.7 million for the INTERCEPT Blood System and $2.0 million for all other programs for the three months ended June 30, 2003, and $12.5 million for the INTERCEPT Blood System and $2.0 million for all other programs for the comparable period in 2002. Our total research and development costs included $25.7 million for the INTERCEPT Blood System and $3.8 million for all other programs for the six months ended June 30, 2003, and $22.8 million for the INTERCEPT Blood System and $3.6 million for all other programs for the comparable period in 2002.

We anticipate that our research and development expenses may increase as an additional planned clinical trial of the INTERCEPT Blood System for platelets is initiated, product configurations and testing are completed for the INTERCEPT Blood System for plasma, product design and Phase III clinical trials of the INTERCEPT Blood System for red blood cells are conducted and research and development activity relating to other clinical and pre-clinical programs increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including but not limited to intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses decreased 7% to $2.8 million for the three months ended June 30, 2003 from $3.0 million for the comparable period in 2002, and decreased 5% to $5.5 million for the six months ended June 30, 2003 from $5.8 million for the comparable period in 2002. We expect our general and administrative expenses to increase moderately as development and commercialization activities progress.

Net Interest Income (Expense). Net interest expense was $1.2 million for the three months ended June 30, 2003 compared to net interest income of $0.6 million for the comparable period in 2002, and net interest expense was $2.2 million for the six months ended June 30, 2003 compared to net interest income of $1.2 million for the comparable period in 2002. We received proceeds from a $50.0 million loan from Baxter Capital Corporation in January 2003 and recorded $1.5 million and $2.9 million of related interest expense for the three and six months ended June 30, 2003, respectively. Interest income from investments was $0.3 million for the three months ended June 30, 2003 compared to $0.6 million for the comparable period in 2002, and was $0.7 million for the six months ended June 30, 2003 compared to $1.3 million for the comparable period in 2002. The decreases in interest income for both periods were primarily due to reduced investment balances carried in 2003 and reduced yields on investments as a result of a decline in interest rates. We expect to earn interest at market rates in proportion to the balances we maintain.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital Corporation, payments received under our agreements with Baxter, Kirin, the NMDP and the Consortium, United States government grants and cooperative agreements and interest income. To date, we have not received significant revenue from product sales, and we will not derive significant revenue from product sales unless and until one or more products under development receives regulatory approval and achieves market acceptance.

At June 30, 2003, we had cash, cash equivalents and short-term investments of $135.8 million. Net cash used in operating activities was $32.7 million for the six months ended June 30, 2003, compared to $27.2 million for the same period in 2002, resulting primarily from the net loss of $33.9 million during the period and changes in other operating balances, including accrued interest at June 30, 2003 of $2.9 million, which is due in 2008. Net cash used in investing activities during the six months ended June 30, 2003 of $1.3 million resulted principally from the purchases of $72.1 million of short-term investments and $0.2 million of furniture, equipment and leasehold improvements, offset by the sales and maturities of $71.0 million of short-term investments. Working capital increased to $125.2 million at June 30, 2003 from $50.5 million at December 31, 2002, primarily due to the receipt of $50.0 million loan proceeds from Baxter Capital Corporation in January 2003 and $54.1 million of net proceeds for the public offering of common stock in June 2003.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements for at least the next 24 months. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and other programs; payments to or from Baxter and the United States government; and costs related to creating, maintaining and defending our intellectual property position. Our long-term capital requirements will be dependent on these factors and on our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors.

If Baxter were to terminate its agreements with us, we might not be able to meet our long-term capital requirements. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. We have no current commitments to offer or sell additional securities pursuant to this registration statement.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains and losses at June 30, 2003 and December 31, 2002 were not material. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $135.8 million at June 30, 2003, approximately 68% have original maturity dates of less than 90 days, and approximately 14% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

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

Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval and regulatory approval for use with platelets prepared by the buffy coat process in Canada, we have no products that have received regulatory approval for commercial sale. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration and international regulatory authorities can approve them for commercial use. Our INTERCEPT Blood System, stem cell transplantation and cellular vaccine programs are undergoing clinical testing. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval in Europe. Our development and marketing partner, Baxter Healthcare Corporation, will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market our products in those countries. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase or use by a specific governmental or non-governmental (such as the Paul Ehrlich Institute in Germany) entity or entities in order for it to be adopted by a specific customer. The level of additional product testing varies by country, but could take more than six months to complete.

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we plan to perform additional analyses of the clinical trial data and conduct a supplemental clinical trial. Data from the additional analyses and supplemental clinical trial will need to be submitted to the FDA before we can complete our regulatory submission. The additional analyses will be a blinded review of certain data by independent experts. The FDA may not find the results to be acceptable for approval. Before we begin the clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

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

For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products may require significant changes to our potential customers' space and staffing requirements and require significant capital investment. Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost. Some blood product is consumed as a result of our pathogen inactivation process. If the reduction of blood product leads to increased costs, or requires changes in clinical regimens, customers may not adopt our product. In addition, our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. Our products may be inappropriate for certain patients, which could reduce the potential market size. In addition, healthcare professionals may require further safety information or additional studies before adopting our products. Baxter's ability to successfully commercialize our products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private heath care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. If our products fail to achieve market acceptance, we may never become profitable.

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

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through June 30, 2003, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, a $50.0 million loan from Baxter Capital Corporation and we have recognized $30.0 million in development funding revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

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

•                  We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We currently have a small marketing group that helps support Baxter’s marketing organization; however, we do not intend to develop our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System. If Baxter is unable to market the products successfully, we may need to develop our own marketing capabilities to supplement Baxter's marketing efforts. If our agreements with Baxter are terminated, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and, if our agreements with Baxter were terminated, would delay commercialization of our pathogen inactivation systems.

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

•                  product advertising and promotion; and

•                  product reimbursement

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain. The time required for regulatory approvals is uncertain, and the process typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. Before the FDA determines whether to approve our products, we expect our approval applications to be reveiwed by the Blood Products Advisory Committee, or BPAC, to the FDA. The BPAC will make a recommendation to the FDA for or against approval. If the BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products.

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

Distribution of our products outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark approval in Europe, we will need to obtain regulatory approvals in individual European countries to market our products. The level of additional product testing varies by country, but could take more than six months to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings. In some countries, we may also need to obtain government approvals for reimbursement in order for our product to be adopted. Reimbursement levels in some countries are determined by annual budgeting processes, which, in addition to affecting product adoption, will affect the price we will be able to charge for our products.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $36.0 million in 2000, $49.4 million in 2001 and $57.2 million in 2002. As of June 30, 2003, we had an accumulated deficit of approximately $264.2 million. Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

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

As of June 30, 2003, we owned 66 issued or allowed United States patents and 60 issued or allowed foreign patents. Our patents expire at various dates between 2003 and 2018. In addition, we have 26 pending United States patent applications and have filed 17 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which seven are also pending in China and six of which are also pending in Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and four United States patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a patent has issued to a third-party covering methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2001 to June 30, 2003, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $5.59 to a high of $75.35. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 4.                                                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls. There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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

None.

ITEM 3.                                                                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 13, 2003, to consider and vote upon four matters. The first matter related to the election of two director nominees: B.J. Cassin and William R. Rohn. The two directors elected will hold office until the 2006 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee	Votes in Favor	Votes Withheld
B.J. Cassin	12,644,393	434,742
William R. Rohn	12,819,345	259,790

The term of office for the following directors continued after the annual meeting: Timothy B. Anderson, C. Raymond Larkin, Jr., Laurence M. Corash, Stephen T. Isaacs and Bruce C. Cozadd.

The second matter related to the approval of an amendment to the Company’s 1999 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 700,000 shares, to a total of 4,780,000 shares. 9,123,336 votes were cast for approval, 3,945,219 were cast against with 10,580 abstentions. The third matter related to the approval of an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the Plan by 100,000 shares, to a total of 320,500 shares. 12,963,046 votes were cast for approval, 105,185 were cast against with 10,904 abstentions. The fourth matter related to the ratification of the appointment of

Ernst & Young LLP as independent auditors of the Company for 2003. 13,009,324 votes were cast for approval, 62,361 were cast against with 7,450 abstentions.

Based on these voting results, each of the directors nominated was elected and the second, third and fourth matters were passed.

ITEM 5.                                                                 OTHER INFORMATION

None.

ITEM 6.                                                                 EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1                            Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                            Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                            Certification of the Chief Executive Officer and Chief Financial Officer.

(b)                                 Reports on Form 8-K

On April 28, 2003, the Company filed a report on Form 8-K that included as an exhibit the press release announcing its first quarter 2003 financial results.

On June 4, 2003, the Company filed a report on Form 8-K that included as an exhibit the press release announcing that the Company and Baxter reached agreement with the U.S. Food and Drug Administration on steps for regulatory approval for their pathogen inactivation system for platelets.

On June 5, 2003, the Company filed a report on Form 8-K that included as an exhibit the press release announcing that it had commenced a public offering of 6,000,000 shares of its common stock.

On June 9, 2003, the Company filed a report on Form 8-K that included as an exhibit the press release announcing gross proceeds from its public offering of common stock. The Form 8-K also included updated Risk Factors and the Underwriting Agreement, dated June 5, 2003, between the Company and Morgan Stanley & Co. Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	August 12, 2003	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer (Principal Financial and Accounting Officer)