Form 10-K/A
period 2003-12-31
CERUS CORP
filed 2004-04-29
CIK 1020214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21937

CERUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2411 Stanwell Dr.
Concord, California	94520
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock listed on the Nasdaq National Market, was $156,794,700.(1)

        As of April 15, 2004, there were 22,104,766 shares of the registrant's common stock outstanding.

(1)
Based on a closing sale price of $7.52 per share on June 30, 2003. Excludes 1,151,684 shares of the registrant's common stock held by executive officers, directors and affiliates at June 30, 2003.

        Cerus Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K") to add the information required by Part III of Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following is certain information about the Company's current directors and executive officers:

Name	Age	Position
B.J. Cassin	70	Chairman of the Board of Directors
Timothy B. Anderson	57	Director
Bruce C. Cozadd	40	Director
C. Raymond Larkin, Jr.	55	Director
William R. Rohn	60	Director
Stephen T. Isaacs	55	President, Chief Executive Officer and Director
Laurence M. Corash	60	Vice President, Medical Affairs and Director
David N. Cook	45	Vice President, Research and Development
Howard G. Ervin	56	Vice President, Legal Affairs
Gregory W. Schafer	39	Vice President, Finance and Chief Financial Officer

        B.J. Cassin has served as Chairman of the Board of Cerus since December 1992. Mr. Cassin has been a private venture capitalist since 1979. Previously, Mr. Cassin co-founded Xidex Corporation, a manufacturer of data storage media, in 1969. Mr. Cassin is currently a director of PDF Solutions, Inc., as well as a number of private companies.

        Timothy B. Anderson has served as a member of the Board of Directors of Cerus since 2003. Mr. Anderson was Senior Vice President of Strategy and Business Development of Baxter International, Inc., a pharmaceutical company, from 1999 until 2002, and held various management positions at Baxter International from 1992 to 1999, including President, Biotech Group from 1992 until 1997, Group Vice President from 1993 until 1997 and Chairman, Baxter Europe from 1997 until 1999. Mr. Anderson is currently a director of Lake Forest Hospital and a member of the Scientific Advisory Board of Baxter International.

        Bruce C. Cozadd has served as a member of the Board of Directors of Cerus since November 2001. Mr. Cozadd serves as Executive Chairman of Jazz Pharmaceuticals, Inc., a therapeutic drug development company that he co-founded in 2003. Mr. Cozadd was Executive Vice President and Chief Operating Officer of ALZA Corporation, a pharmaceutical company, from 2000 until 2001, and held various management positions at ALZA from 1991 to 2000, including Senior Vice President and Chief Financial Officer. Previously, Mr. Cozadd was a member of the health care investment banking team at Smith Barney, Harris Upham & Co. Mr. Cozadd is currently a director of Genencor International, Inc., a biotechnology company, as well as a number of private companies.

        C. Raymond Larkin, Jr.    has served as a member of the Board of Directors of Cerus since January 2000. Mr. Larkin has been Chairman and Chief Executive Officer of Eunoe, Inc., a medical device company, since 2002. Mr. Larkin has been a Managing Director of Group Outcome, LLC, a company that invests in technology companies, since 1998. From 1989 to 1997, Mr. Larkin was President and Chief Executive Officer of Nellcor Puritan Bennett, Inc., a medical products company. Mr. Larkin is currently a director of Da Vita, Inc., a medical device service provider, Hanger Orthopedic Group, Inc., a professional orthopedic practice management company, and Align

Technology, Inc., an orthodontic device development company, as well as a number of private companies.

        William R. Rohn has served as a member of the Board of Directors of Cerus since March 2002. Mr. Rohn has been President and Chief Operating Officer of IDEC Pharmaceuticals, a biotechnology company, since 1998. Mr. Rohn joined IDEC in 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in 1996. From 1984 until 1993, Mr. Rohn was employed by Adria Laboratories, a pharmaceutical company, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn serves as a director for Pharmacyclics, Inc., a pharmaceutical company.

        Stephen T. Isaacs co-founded Cerus in September 1991 and has served as President, Chief Executive Officer and a member of the Board of Directors since that time. Mr. Isaacs was previously President and Chief Executive Officer of HRI, a research and development company, from September 1984 to December 1996. From 1975 to 1986, Mr. Isaacs held a faculty research position at the University of California at Berkeley.

        Laurence M. Corash, M.D. a co-founder of Cerus, has served as a member of the Board of Directors since December 2002 and has been Vice President, Medical Affairs of Cerus since July 1996. From July 1994 until he assumed his current position, Dr. Corash was Director of Medical Affairs. Dr. Corash was a consultant to Cerus from 1991 to July 1994. Dr. Corash has been a Professor of Laboratory Medicine at the University of California, San Francisco since July 1985 and Chief of the Hematology Laboratory for the Medical Center at the University of California, San Francisco since January 1982. From February 1990 to July 1994, Dr. Corash served as a consultant to the FDA Advisory Panel for Hematology Devices.

        David N. Cook was appointed Vice President, Research and Development of Cerus in June 2001. From 1999 to 2001, Dr. Cook was senior vice president of research and development of Eligix Incorporated. Dr. Cook joined Cerus in 1994 as the Director of Red Cell Development and served as the Vice President of Commercialization from 1998 to 1999. From 1990 to 1993, Dr. Cook served as a postdoctoral scientist for the Lawrence Berkeley National Laboratory.

        Howard G. Ervin was appointed Vice President, Legal Affairs of Cerus in June 1999. From 1979 until 1999, Mr. Ervin was a partner of the law firm of Cooley Godward LLP, formerly Cooley Godward Castro Huddleson & Tatum, practicing corporate and intellectual property law, and was an associate of such firm from 1973 until 1979.

        Gregory W. Schafer was appointed Vice President and Chief Financial Officer of Cerus in May 1999. From May 1997 until May 1999, Mr. Schafer served as Director of Finance. From September 1995 to April 1997, Mr. Schafer was an independent management consultant. From August 1992 to September 1995, Mr. Schafer was a management consultant for Deloitte & Touche LLP.

  Audit Committee

        The Audit Committee of the Board of Directors oversees the Company's corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company's audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the

Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company's Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of the Company's quarterly financial statements. A copy of the Audit Committee Charter is available on the Company's website at www.cerus.com. The Audit Committee currently comprises three non-employee directors: Messrs. Cozadd (Chairman), Larkin and Rohn. All members of the Company's Audit Committee are independent as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq Stock Market ("Nasdaq") listing standards. In addition, the Board has determined that Mr. Cozadd qualifies as an "audit committee financial expert," as defined in applicable Securities and Exchange Commission ("SEC") rules. The Audit Committee met 10 times during the 2003 fiscal year.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction, was filed late by each of B.J. Cassin, Bruce C. Cozadd, C. Raymond Larkin, Jr., William R. Rohn and Gregory W. Schafer.

  Code of Ethics

        The Company has adopted the Cerus Corporation Code of Business Conduct and Ethics (the "Code") that applies to all officers, directors and employees. The Code is available on our website at www.cerus.com. If the Company makes any substantive amendments to the Code or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver as required by applicable laws.

        The Company's employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Audit Committee has established procedures to receive, retain and address complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of related concerns.

Item 11. Executive Compensation

  Compensation of Directors

        Directors receive cash compensation for their services as members of the Board of Directors, and are reimbursed for certain expenses in connection with attendance at Board and committee meetings. The 1999 Non-Employee Directors' Stock Option Sub-Plan was adopted in November 1999 by the Board to provide for automatic, non-discretionary option grants to Cerus' non-employee directors under the 1999 Equity Incentive Plan, beginning in 2000. Prior to such time, directors were eligible to receive discretionary awards under the 1996 Equity Incentive Plan and the 1999 Equity Incentive Plan. In 2003, Mr. Anderson received cash compensation of $24,548 and options covering 25,000 shares at an exercise price of $9.50 per share; Mr. Cassin received cash compensation of $53,250 and options covering 5,000 shares at an exercise price of $21.50 per share, 5,000 shares at an exercise price of $8.10 per share and 5,000 shares at an exercise price of $7.62 per share; Mr. Cozadd received cash compensation of $61,000 and options covering 3,334 shares at an exercise price of $21.50 per share, 3,333 shares at an exercise price of $8.10 per share and 3,333 shares at an exercise price of $7.62 per share; Mr. Larkin received cash compensation of $44,000 options covering 3,334 shares at an exercise price of $21.50 per share, 3,333 shares at an exercise price of $8.10 per share and 3,333 shares at an exercise price of $7.62 per share; and Mr. Rohn received cash compensation of $46,000 and received options covering 2,603 shares at an exercise price of $21.50 per share, 2,603 shares at an exercise price of $8.10 per share and 2,602 shares at an exercise price of $7.62 per share.

  Compensation of Executive Officers

        The following table shows for the fiscal years ended December 31, 2001, 2002 and 2003, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2003 (collectively, the "Named Executive Officers"):

Summary Compensation Table(1)

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)(2)
Stephen T. Isaacs President and Chief Executive Officer	2003 2002 2001	415,000 415,000 380,000	— 95,245 162,308	85,000 95,100 100,075	1,242 1,242 1,185
Laurence M. Corash Vice President, Medical Affairs	2003 2002 2001	335,432 319,200 304,000	49,593 65,914 114,570	58,332 59,169 70,125	2,412 2,508 2,215
David N. Cook Vice President, Research and Development	2003 2002 2001	262,384 218,750 165,049	41,796 43,624 35,175	83,165 43,335 55,000	822 465 130
Howard G. Ervin Vice President, Legal Affairs	2003 2002 2001	258,998 253,050 241,000	30,579 43,624 72,330	40,998 35,727 17,500	2,412 2,489 1,145
Gregory W. Schafer Vice President, Finance and Chief Financial Officer	2003 2002 2001	243,000 240,000 213,000	33,145 45,120 60,199	41,265 43,385 25,025	473 454 382

(1)
In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all salaried employees, and certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2)
Reflects group term life insurance premiums paid by Cerus.

  Stock Option Grants and Exercises

        Cerus grants stock options to its executive officers under the 1999 Equity Incentive Plan and the 1996 Equity Incentive Plan.

        The following table sets forth certain information for each grant of stock options made during the fiscal year ended December 31, 2003, to each of the Named Executive Officers:

Option Grants in Fiscal Year 2003

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Percentage of Total Options Granted to Employees in Fiscal 2003 (%)(2)
Exercise or Base Price ($/SH)
Name	Number of Securities Underlying Options Granted (#)(1)			Expiration Date
					5%($)	10%($)
Stephen T. Isaacs	20,000 20,000 45,000	2.1 2.1 4.7	6.75 7.52 4.25	02/28/13 06/30/13 12/08/13	84,901 94,586 120,276	215,155 239,699 304,803
David N. Cook	8,332 30,000 8,333 36,500	* 3.1 * 3.8	6.75 7.00 7.52 4.25	02/28/13 03/18/13 06/30/13 12/08/13	35,370 132,068 39,409 97,557	89,634 334,686 99,871 247,229
Laurence M. Corash	11,665 11,666 35,000	1.2 1.2 3.7	6.75 7.52 4.25	02/28/13 06/30/13 12/08/13	49,518 55,172 93,548	125,489 139,816 237,069
Howard G. Ervin	8,199 8,199 24,600	* * 2.6	6.75 7.52 4.25	02/28/13 06/30/13 12/08/13	34,805 38,775 65,751	88,203 98,265 166,626
Gregory W. Schafer	8,332 8,333 24,600	* * 2.6	6.75 7.52 4.25	02/28/13 06/30/13 12/08/13	35,370 39,409 65,751	89,634 99,871 166,626

*
Less than one percent (1%)

(1)
Options generally become exercisable at a rate of 1/48th per month from the date of grant. The options expire ten years from the date of grant or earlier upon termination of service as an employee, director or consultant. The options will fully vest upon certain changes in control, as defined in the Company's option plans, unless the acquiring company assumes the options or substitutes similar options.

(2)
Based on options to purchase 958,284 shares granted to employees in 2003.

(3)
The potential realizable value is based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect Cerus' estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Cerus' common stock and no gain to the optionee is possible unless the stock price increases over the option term.

        The Named Executive Officers did not exercise any stock options during the fiscal year ended December 31, 2003. The following table sets forth, for each of the Named Executive Officers, the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End($) Exercisable/Unexercisable(1)
Stephen T. Isaacs	—	—	229,424/167,501	67,116/12,778
Laurence M. Corash	—	—	167,301/112,224	35,498/9,939
David N. Cook	—	—	59,440/122,060	220/10,365
Howard G. Ervin	—	—	87,831/65,394	148/6,986
Gregory W. Schafer	—	—	123,062/73,013	148/6,986

(1)
Value of unexercised in-the-money options is based on the per share deemed value at year end, determined after the date of grant solely for financial accounting purposes, less the exercise price payable for such shares.

  Employment, Severance and Change of Control Agreements

        Stephen T. Isaacs, the Company's President and Chief Executive Officer, is a party to an agreement with the Company that provides that, in the event Mr. Isaacs' employment with the Company is terminated for any reason other than for cause, he will receive severance pay equal to 38 weeks of his base salary and will receive full health care benefits from the Company for 38 weeks from the date of such termination.

        Laurence M. Corash, M.D., the Company's Vice President, Medical Affairs, is a party to an agreement with the Company that provides that, in the event Dr. Corash's employment with the Company is terminated for any reason other than for cause, he will receive severance pay equal to 34 weeks of his base salary and will receive full health benefits from the Company for 34 weeks from the date of such termination.

        David N. Cook, the Company's Vice President, Research and Development, is a party to an agreement with the Company that provides that, in the event Dr. Cook's employment with the Company is terminated for any reason other than for cause, he will continue to receive his base salary for nine months from the date of such termination.

        Howard G. Ervin, the Company's Vice President, Legal Affairs, is a party to an agreement with the Company that provides that, in the event Mr. Ervin's employment with the Company is terminated for any reason other than for cause, he will continue to receive his base salary for nine months from the date of such termination. In addition, the vesting of Mr. Ervin's stock options will be accelerated in the event of his involuntary termination of employment or voluntary termination for good reason in contemplation of a change of control or within 12 months following a change of control.

        Gregory W. Schafer, the Company's Vice President, Finance and Chief Financial Officer, is a party to an agreement with the Company that provides that, in the event Mr. Schafer's employment with the Company is terminated for any reason other than for cause on or after April 15, 2004, he will continue to receive base salary and health care benefits for nine months from the date of such termination. In addition, the vesting of Mr. Schafer's stock options will be accelerated in the event of his involuntary termination of employment or voluntary termination for good reason in contemplation of a change of control or within 12 months following a change of control.

  Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors comprises two non-employee directors. No member of the Compensation Committee is, or was, formerly one of the Company's officers or employees. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2004 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table set forth under "Item 11: Executive Compensation—Compensation of Executive Officers"; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total (%)
AXA Financial, Inc. and related entities 1290 Avenue of the Americas New York, NY 10104(2)	3,247,758	14.7
Baxter International, Inc. and Subsidiaries Pension Trust One Baxter Parkway Chicago, IL 60015	2,285,200	10.3
Deerfield Capital, L.P. and related entities 780 Third Avenue, 37th Floor New York, NY 10017(3)	2,200,000	10.0
Stephen T. Isaacs(4)	476,733	2.1
Laurence M. Corash(5)	429,033	1.9
Gregory W. Schafer(6)	141,819	*
Howard G. Ervin(8)	102,583	*
David N. Cook(7)	100,677	*
B.J. Cassin(9)	617,225	2.8
C. Raymond Larkin, Jr.(10)	58,334	*
Bruce C. Cozadd(11)	39,594	*
William R. Rohn(12)	36,142	*
Timothy B. Anderson(13)	27,091	*
All executive officers and directors as a group (10 persons)(14)	2,029,231	8.8

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of common stock subject to options currently exercisable or exercisable within 60 days of the date of this table and shares of common stock into which preferred stock is currently convertible or convertible within 60 days of the date of this table. Applicable percentages are based on 22,104,766 shares outstanding on March 31, 2004, adjusted as required by rules promulgated by the SEC.

(2)
Based upon information contained in Schedule 13G Amendment No. 2, effective as of December 31, 2003, as filed with the SEC on February 10, 2004 on behalf of AXA Financial, Inc. ("AXF"). Alliance Capital Management L.P. ("Alliance"), a subsidiary of AXF, has sole voting power with respect to 298,000 shares, shared voting power with respect to 1,785,798 shares, and sole dispositive power with respect to 3,247,758 shares. Alliance's shares are held by unaffiliated third-party client accounts and managed by Alliance, as investment advisor.

(3)
Based upon information contained in Schedule 13G Amendment No. 2 filed with the SEC on February 12, 2004, Deerfield Capital, L.P. and Deerfield Partners, L.P. share voting and dispositive power with respect to 1,122,000 shares and Deerfield Management Company and Deerfield International Limited share voting and dispositive power with respect to 1,078,000 shares. Mr. Arnold H. Snider, as President of the parent entities of each of the Deerfield entities, shares voting and dispositive power with respect to all such shares.

(4)
Includes 4,850 shares held by Mr. Isaacs' spouse, Kathryn Macbride, as custodian for Alexandra Isaacs and 4,850 shares held by Kathryn Macbride as custodian for Megan Isaacs. Includes 259,423 shares underlying currently exercisable stock options.

(5)
Includes 187,508 shares underlying currently exercisable stock options.

(6)
Includes 135,415 shares underlying currently exercisable stock options.

(7)
Includes 97,851 shares underlying currently exercisable stock options.

(8)
Includes 78,344 shares underlying currently exercisable stock options.

(9)
Includes 382,684 shares held by Brendan Joseph Cassin and Isabel B. Cassin, Trustees of the Cassin Family Trust, 69,841 shares held by Cassin Family Partners, a California Limited Partnership and 85,000 shares held by the Cassin Educational Initiative Foundation. Includes 79,700 shares underlying currently exercisable stock options.

(10)
Includes 58,334 shares underlying currently exercisable stock options.

(11)
Includes 39,594 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 9,375 shares would be subject to a right of repurchase in favor of Cerus.

(12)
Includes 36,142 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 11,459 shares would be subject to a right of repurchase in favor of Cerus.

(13)
Includes 27,091 shares underlying currently exercisable stock options. If exercised in full within 60 days of the date of this table, 18,750 shares would be subject to a right of repurchase in favor of Cerus.

(14)
Includes 999,402 shares described in the notes above, as applicable, subject to currently exercisable stock options, 39,584 of which would be subject to a right of repurchase in favor of Cerus if exercised within 60 days of the date of this table.

  Equity Compensation Plan Information

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2003.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1996 Equity Incentive Plan	463,838	$15.39	150,903
1999 Equity Incentive Plan	2,951,389	$28.66	1,754,089
Equity compensation plans not approved by security holders:
1998 Non-Officer Stock Option Plan	138,435	$31.15	78,990
Total	3,553,662	$27.03	1,983,982

        The Company's 1998 Non-Officer Stock Option Plan, as in effect on December 31, 2003, was adopted without the approval of the Company's security holders.

Item 13. Certain Relationships and Related Transactions

  Indemnification and Limitation of Director and Officer Liability

        In July 1996, the Board authorized Cerus to enter into indemnity agreements with each of the Company's directors, executive officers, Controller and Director of Finance. The form of indemnity agreement provides that Cerus will indemnify against any and all expenses of the indemnified person who incurred such expenses because of his or her status as a director, executive officer, Controller or Director of Finance, to the fullest extent permitted by Cerus' Bylaws and Delaware law. In addition, Cerus' Bylaws provide that Cerus shall indemnify its directors and executive officers to the fullest extent permitted by Delaware law, subject to certain limitations, and may also secure insurance, to the fullest extent permitted by Delaware law, on behalf of any director, officer, employee or agent against any expense, liability or loss arising out of his or her actions in such capacity.

        Cerus' restated certificate of incorporation contains certain provisions relating to the limitation of liability of directors. Cerus' restated certificate provides that a director shall not be personally liable to Cerus or its stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock repurchases or redemptions or (iv) for any transaction from which the director derived an improper benefit. If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of a Cerus director shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended. The provision in the restated certificate does not eliminate the duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Item 14. Principal Accountant Fees and Services

  Independent Auditors' Fees

        The following table presents aggregate fees billed to the Company for fiscal years ended December 31, 2003 and 2002 by Ernst & Young LLP, the Company's principal accountant.

	Fiscal 2003	Fiscal 2002
Audit Fees	$240.5	$132.7
Audit-Related Fees	102.2	7.3
Tax Fees	20.9	36.1
All Other Fees	—	—

Total Fees	$363.6	$176.1

        Audit Fees.    Audit services fees include fees for services rendered in connection with the annual audit of the Company's financial statements. This category also includes fees for audits provided in connection with statutory and regulatory filings and engagements or services that generally only the independent auditor reasonably can provide to a client.

        Audit-Related Fees.    Audit-related fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category may include fees related to consultations regarding generally accepted accounting principles, review and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new SEC and Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit-related fees also include audits of employee benefit plans and reviews of information systems and general internal controls.

        Tax Fees.    Tax fees include tax compliance and international tax advice and planning services.

        All Other Fees.    No fees were billed in this category for fiscal years 2003 or 2002.

  Audit Committee Disclosure

        All audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of these services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

  Policy on Audit Committee Pre-Approval

        The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent auditors. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit Committee also may delegate the ability to pre-approve audit and permitted non-audit services to one or more of its members, provided that any pre-approvals by the Chairman are reported at a subsequent Audit Committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following exhibits are being filed as part of this report on Form 10-K:

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2004.

CERUS CORPORATION
By:	/s/ GREGORY W. SCHAFER Gregory W. Schafer Chief Financial Officer and Vice President, Finance

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART III
Summary Compensation Table(1)
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
PART IV
SIGNATURES
INDEX TO EXHIBITS