Form 10-Q
period 2004-03-31
CERUS CORP
filed 2004-05-07
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, there were 22,104,766 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2004

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$25,743	$23,165
Short-term investments	73,703	86,845
Accounts receivable from related parties	29	8
Accounts receivable and other current assets	7,313	5,736

Total current assets	106,788	115,754

Furniture and equipment, net of depreciation	1,867	2,553
Other assets	131	156

Total assets	$108,786	$118,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$2,099	$3,156
Loan and interest payable to a related party	57,272	55,834
Accounts payable	1,124	1,487
Accrued expenses	4,179	4,825
Deferred revenue	641	614
Current portion of capital lease obligations	7	19

Total current liabilities	65,322	65,935

Total stockholders’ equity	43,464	52,528

Total liabilities and stockholders’ equity	$108,786	$118,463

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenue:
Development funding, related party	$192	$—
Development funding, other	89	169
Government grants and cooperative agreements	3,366	1,080
Product sales	—	20

Total revenue	3,647	1,269

Operating expenses:
Research and development	8,668	14,695
General and administrative	3,043	2,695

Total operating expenses	11,711	17,390

Loss from operations	(8,064)	(16,121)

Interest expense, net	(1,130)	(1,038)

Net loss	$(9,194)	$(17,159)

Net loss per share - basic and diluted	$(0.42)	$(1.07)

Shares used in computing net loss per share - basic and diluted	22,084	15,964

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(9,194)	$(17,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822	821
Changes in operating assets and liabilities:
Accounts receivable from a related party	(83)	25
Accounts receivable and other current assets	(1,577)	(880)
Other assets	25	(4)
Accounts payable to a related party	(1,057)	(1,097)
Accounts payable and accrued expenses	(1,009)	(1,043)
Accrued interest	1,500	1,417
Deferred revenue	27	(36)

Net cash used in operating activities	(10,546)	(17,956)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(136)	(112)
Purchases of short-term investments	(31,800)	(40,309)
Sales of short-term investments	37,000	18,000
Maturities of short-term investments	7,942	23,133

Net cash provided by investing activities	13,006	712

Financing activities:
Net proceeds from issuance of common stock	130	165
Proceeds from loan	—	50,000
Payments on capital lease obligations	(12)	(9)

Net cash provided by financing activities	118	50,156

Net increase in cash and cash equivalents	2,578	32,912
Cash and cash equivalents, beginning of period	23,165	22,435

Cash and cash equivalents, end of period	$25,743	$55,347

Supplemental disclosures:
Accounts receivable from a related party applied to loan payable to a related party	$62	$—

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements of Cerus Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period.

These condensed financial statements and notes should be read in conjunction with Cerus’ audited financial statements and notes thereto for the year ended December 31, 2003 included in Cerus’ 2003 Annual Report on Form 10-K.

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

Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if Cerus had accounted for its employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003, respectively: the expected volatility was 0.650 and 0.866 and the risk-free interest rate was 2.77% and 2.62%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

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

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net loss:
As reported	$(9,194)	$(17,159)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,200	1,532

Pro forma	$(10,394)	$(18,691)
Net loss per share - basic and diluted, as reported	$(0.42)	$(1.07)
Net loss per share - basic and diluted, pro forma	$(0.47)	$(1.17)

Note 3 – Comprehensive Income (Loss)

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

Note 4 – Net Loss per Share

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

Note 5 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation (“Baxter”), a subsidiary of Baxter International Inc. (“Baxter International”), the National Marrow Donor Program and Kirin Brewery Company, Ltd. Baxter is a related party to Cerus. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. There was no milestone revenue recognized in the three months ended March 31, 2004 and 2003.

Cerus receives certain United States government grants in support of its research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

Note 6 – Loan Payable to a Related Party

In January 2003, Cerus received proceeds from a $50.0 million loan from Baxter Capital Corporation (“Baxter Capital”), a financial subsidiary of Baxter International separate from Baxter. The interest rate on the loan is 12% per annum. Under the terms of the loan, no payment of principal or interest is due until 2008. The loan is secured by Cerus’ present and future accounts receivable from sales of the INTERCEPT Blood System for platelets.

In October 2003, Baxter Capital commenced legal proceedings against Cerus seeking immediate repayment of amounts outstanding under the loan. Baxter Capital alleges that changes in Cerus’ business constitute a default under the loan agreement. Cerus does not agree that any default has occurred and therefore believes that, under the terms of the loan, no principal or interest payments are due until January 2008. Due to uncertainty as to the potential outcome of the legal proceedings, Cerus has classified amounts due to Baxter Capital under the loan as a current liability in the balance sheet.

Under the loan agreement, if an event of default occurs, unpaid principal and interest as of the default date will accrue interest at a rate of 14% per annum. Cerus believes that no default has occurred and has recorded accrued interest totaling $7,398,000 as of March 31, 2004 based on the 12% rate stated in the loan agreement. If Cerus is unsuccessful in defending the action by Baxter Capital, then Cerus could be liable for additional accrued interest of $865,000 as of March 31, 2004 and could also be liable for Baxter Capital’s legal fees related to this matter.

In October 2003, Baxter Capital instructed Baxter to remit to Baxter Capital payments owing to Cerus for revenue sharing on platelet product sales. Cerus expects that Baxter will continue to remit to Baxter Capital platelet product revenue sharing payments until the loan dispute with Baxter Capital is resolved. As a result, recognition of product sales revenue in the amount of $62,000 for the first quarter of 2004 has been deferred as of March 31, 2004 and $126,000, representing product sales from the third quarter of 2003 through the first quarter of 2004, has been applied against the loan balance.

Note 7 – Preferred Stock

Baxter holds 3,327 shares of Cerus’ Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.5% of the outstanding common shares of Cerus as of March 31, 2004. Cerus has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 8 – Litigation

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against Cerus and certain of its present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased Cerus’ publicly traded securities between October 25, 2000 and September 3, 2003.  The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding clinical trials of Cerus’ red blood cell system. In addition, certain of Cerus’ present and former directors and officers have been named as defendants in two virtually identical derivative lawsuits in the Superior Court for the County of Contra Costa, which name Cerus as a nominal defendant. The plaintiffs in these actions are Cerus stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The complaints allege breach of fiduciary duty and related claims. Cerus cannot predict the outcome of this litigation.

Note 9 – Subsequent Events

In April 2004, Cerus entered into an agreement with MedImmune, Inc. to develop a therapeutic vaccine for cancer. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from the collaboration. Cerus will receive an up-front payment of $1.0 million, due by May 20, 2004, and will participate in the development of the therapeutic vaccine. The agreement also provides for Cerus to receive development funding, as well as milestone payments and royalties on future product sales.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2003 audited financial statements and accompanying notes included in our 2003 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2004 or any future period.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,”  “expect” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the risks and uncertainties of the timing and results of clinical trials and other development activities, actions by regulatory authorities at any stage of the development process, additional financing activities, manufacturing, reimbursement, market acceptance of any products, competitive conditions, our long term growth opportunity, legal proceedings, actions by Baxter and other factors discussed below and under the caption “Risk Factors,” and in our other documents filed with the Securities and Exchange Commission. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

INTERCEPT and INTERCEPT Blood are trademarks of Baxter International Inc.

Overview

We are developing novel technologies to provide safer and more effective options to patients in areas with substantial unmet medical needs. Our most advanced program is the INTERCEPT Blood System, designed to enhance the safety of blood products used for transfusion by inactivating viruses, bacteria, other pathogens and white blood cells. The INTERCEPT Blood System , which is being developed in collaboration with subsidiaries of Baxter International, is based on our Helinx technology for controlling biological replication. We also are pursuing novel therapeutic vaccine technologies, which are being developed to harness the power of the immune system against cancer and infectious diseases. We have an agreement with MedImmune, Inc. to co-develop and commercialize a therapeutic vaccine designed to treat cancers of the breast, prostate and colon, as well as metastatic melanomas.

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

We are conducting product development and commercialization activities with Baxter pursuant to agreements for the development, manufacturing and marketing of the INTERCEPT Blood System. These agreements provide for Baxter and us to generally share development expenses, except for the INTERCEPT Blood System for plasma, for which we are solely responsible for development expenses. These agreements also provide for Baxter’s exclusive right and responsibility to market the systems worldwide and for us to receive a share of the gross profits from the sale of the systems.

The INTERCEPT Blood System for platelets has received CE Mark approval and is being marketed by Baxter in several countries in Europe. Baxter will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market the product in those countries. The level of additional product testing varies by country. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase or use by a specific governmental or non-governmental (such as the Paul Ehrlich Institute in Germany) entity or entities. Baxter has informed us that it has been notified by a regulatory body in France that the review of the INTERCEPT platelet marketing application is complete and the agency has granted authorization for the preparation, distribution and therapeutic use of the product. Commercial availability of the product in France is subject to publication of a decree in the Official Journal to register INTERCEPT platelets and define their specifications, reimbursement approval and successful completion of certain laboratory studies. The French blood authority may require additional steps beyond the regulatory approval before deciding whether to purchase the INTERCEPT Blood System for platelets.

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the United States Food and Drug Administration, or FDA. Based on discussions with the FDA, we are performing additional analyses of the clinical trial data and, if the outcome of such additional analyses is acceptable to the FDA, we expect the FDA will request a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. Data from the additional analyses and supplemental clinical trial will need to be submitted to the FDA before we can complete our regulatory submission.

We are in late stage development of the INTERCEPT Blood System for plasma and have recently completed patient enrollment in the last of three planned Phase III clinical trials.

In September 2003, we terminated Phase III clinical trials of our INTERCEPT Blood System for red blood cells due to the detection of antibodies in two patients. We have begun an evaluation of the antibody detected in the red blood cell trial and are investigating whether process changes could prevent antibody formation and allow the modified red blood cell system to undergo clinical trials. These activities may take significant resources and time to complete and may not be successful.

We are also developing a proprietary, versatile vaccine platform to stimulate the immune system to target and attack cancer cells and infectious diseases. This vaccine platform is based on specially designed strains of the bacterium Listeria monocytogenes. We believe that the combination of proprietary strains of Listeria with specific cancer antigens, such as Mesothelin, has the potential to harness the power of the immune system to selectively attack malignant cells.

In April 2004, we entered into an agreement with MedImmune for the development and commercialization of a therapeutic vaccine based on our Listeria platform and utilizing the EphA2 protein, which is overexpressed in many types of human cancers. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from the collaboration. We will receive an up-front payment and will participate in the development of the therapeutic vaccine. The agreement also provides for us to receive development funding, as well as milestone payments and royalties on future product sales.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of medical systems. We have been unprofitable since inception and, as of March 31, 2004, had an accumulated deficit of approximately $297.8 million. Except for the INTERCEPT Blood System for platelets, which is approved for sale in some countries in Europe, all of our product candidates are in the research and development stage, and we have not yet received significant revenue from product sales. We must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully complete development and obtain additional regulatory approvals and on Baxter’s ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. We may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

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

Agreement with Baxter for the Development of the INTERCEPT Blood System for Red Blood Cells and INTERCEPT Blood System for Plasma. We also have a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma for transfusion. This agreement provides for Baxter and us generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. We are solely responsible for funding the development costs of the INTERCEPT Blood System for plasma. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Blood System for red blood cells and INTERCEPT Blood System for plasma following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of red blood cell system disposables, and for us to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, in each case after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses. The termination of Phase III clinical trials of the red blood cell system did not affect the terms of the agreement and is not expected to affect current sources of development funding revenue, but will significantly delay the development of, and any potential revenue from, sales of the red blood cell system.

This agreement also provides that Baxter and its affiliates will not acquire any of our capital stock if the acquisition would result in Baxter and its affiliates owning 5.4% or more of our outstanding voting shares. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of our outstanding voting shares, the Board of Directors decides to liquidate or sell to a third party substantially all of our assets or a majority of our voting securities approve a merger in which our stockholders do not own a majority of the voting securities of the post-merger company. As of March 31, 2004, Baxter owned less than 5% of our outstanding common stock.

Funding from Baxter. As of March 31, 2004, we have received $46.7 million in equity investments from Baxter and $25.9 million in an equity investment from Baxter International Inc. and Subsidiaries Pension Trust, have received proceeds from a $50.0 million loan from Baxter Capital and have recognized approximately $30.6 million in milestone and development funding revenue from Baxter, since inception. Baxter has advised us that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Baxter Capital has commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan. Baxter Capital alleges that changes in our business constitute a default under the terms of the loan.

Cooperative Agreements with the Armed Forces of the United States. In February 2001, we were awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. In September 2002, May 2003 and January 2004, we were awarded additional funding of $6.5 million, $6.2 million and $5.5 million, respectively, all of which was awarded to continue funding of projects to develop our pathogen inactivation technologies to improve the safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreements, we are conducting research on the inactivation of infectious pathogens, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. We are collaborating with investigators at Walter Reed Army Institute of Research to investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in combat zones, and a portion of the funding we receive is used by us to fund this research.

Agreement with Kirin. In January 2001, we entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on our Helinx technology. Under the terms of the agreement, we will jointly develop the products with Kirin. We received an initial license fee of $1.0 million. The license fee is being deferred and recognized as development funding ratably over the development period. We may not receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of our development activities aimed at obtaining product approval in the United States, no such development activities co-funded by Kirin are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and we will receive a specified share of product revenue, including a royalty and reimbursement of our cost of goods. We retain all marketing rights for the rest of the world, including the United States and Europe.

Agreement with the National Marrow Donor Program. In October 2001, we entered into an agreement with the National Marrow Donor Program, or NMDP, a non-profit corporation, under which the NMDP sponsors a clinical trial of our allogeneic cellular immune therapy in patients receiving matched unrelated bone marrow transplants. The agreement was amended in December 2002. Under the amended agreement, we provided our Helinx compound amotosalen, illumination devices, training of clinical sites and program oversight in exchange for reimbursement by the NMDP of our related costs. The amended agreement expired on March 31, 2004.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue and research and development expenses, investments, accrued liabilities and loan and interest payable to a related party to be critical policies. There have been no changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Results of Operations

Three-Month Periods Ended March 31, 2004 and 2003

Revenue. In the three months ended March 31, 2004, we recognized $0.2 million of development funding from Baxter for the platelet and red blood cell development programs. Development funding is in the form of balancing payments made by Baxter to us, if necessary, to reimburse us for development spending in excess of the levels determined by Baxter and us. For the year ending December 31, 2004, we expect to recognize development funding totaling less than $1.0 million from Baxter for both the platelet and red blood cell programs. Development funding from Baxter was 5% of total revenue for the three months ended March 31, 2004.

Development funding from other sources, which includes Kirin and the NMDP, decreased 47% to $0.1 million for the three months ended March 31, 2004 from $0.2 million for the comparable period in 2003. The change was due to decreased development funding from the NMDP for clinical trial expenses incurred by Cerus in 2004. The agreement with the NMDP expired on March 31, 2004. If there is a new agreement with the NMDP, we expect that development funding to Cerus will be less than under the previous agreement. Development funding from each of the NMDP and Kirin was 1% of total revenue for the three months ended March 31, 2004.

Revenue from government grants and cooperative agreements increased 212% to $3.4 million for the three months ended March 31, 2004 from $1.1 million for the comparable period in 2003. The change was primarily due to increased research activities funded by the cooperative agreement awarded in May 2003 and the timing of external contract research activities under the agreements. We have two active cooperative agreements with the Armed Forces of the United States that were awarded in September 2002 and May 2003. Funding under the May 2003 cooperative agreement was increased in January 2004.

In the three months ended March 31, 2003, we recognized $20,000 of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in the amount of $62,000 for the first quarter of 2004 has been deferred until payment of such revenue is expected to be collected. We do not expect to recognize any further product sales revenue until the loan dispute with Baxter Capital is resolved and we cannot predict when this will occur. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement in the larger-market European countries. We expect that underlying product sales of the INTERCEPT Blood System for platelets in Europe in 2004 will continue to increase; however, we do not expect potential product sales revenue in 2004, if recognizable, to be sufficient for us to achieve a level of profitable operations.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses decreased 41% to $8.7 million for the three months ended March 31, 2004 from $14.7 million for the comparable period in 2003. The decrease was due primarily to reduced development spending by Baxter and also to the termination of Phase III clinical trials in the red blood cell program in September 2003.

Our total research and development costs included $6.8 million for the INTERCEPT Blood System and $1.9 million for all other programs for the three months ended March 31, 2004, and $12.9 million for the INTERCEPT Blood System and $1.8 million for all other programs for the comparable period in 2003.

We anticipate that our research and development expenses will decrease primarily as a result of the restructuring of our operations relating to the termination of red blood cell system Phase III clinical trials, which included a reduction in workforce of approximately 25% in October 2003. Ongoing expenses relating to the termination of the red blood cell Phase III clinical trials will be recognized as incurred in 2004 and will be significantly lower than expenses in 2003. In the longer term, we anticipate that our research and development expenses may increase if an additional United States clinical trial of the INTERCEPT Blood System for platelets is conducted, and as development is completed for the INTERCEPT Blood System for plasma and research and development activity relating to our therapeutic vaccine program increases. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-

clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses increased 13% to $3.0 million for the three months ended March 31, 2004 from $2.7 million for the comparable period in 2003. The increase was principally attributable to outside legal fees. We expect to record a one-time charge of approximately $1.2 million in the second quarter of 2004 related to the resignation of our president and chief executive officer and the hiring of his replacement. Absent this one-time charge, we expect our general and administrative expenses to decrease slightly in 2004 compared to 2003. In the longer term, we expect our general and administrative expenses to increase moderately as development and commercialization activities progress.

Net Interest Expense. Net interest expense was $1.1 million for the three months ended March 31, 2004 compared to $1.0 million for the comparable period in 2003. Interest expense accrues on the $50.0 million loan from Baxter Capital, for which proceeds were received in January 2003. Interest income from investments was $0.4 million for both periods. We expect to earn interest at market rates in proportion to the balances we maintain.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter and others, United States government grants and cooperative agreements and interest income. To date, we have not received significant revenue from product sales, and we will not derive significant revenue from product sales unless and until one or more products receive regulatory approval and achieve market acceptance. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in the amount of $62,000 for the first quarter of 2004 has been deferred. We do not expect to recognize any further product sales revenue until the loan dispute with Baxter Capital is resolved and we cannot predict when this will occur.

At March 31, 2004, we had cash, cash equivalents and short-term investments of $99.4 million. Net cash used in operating activities was $10.5 million for the three months ended March 31, 2004, compared to $18.0 million for the same period in 2003, resulting primarily from the net loss of $9.2 million during the period and changes in other operating balances. Net cash provided by investing activities during the three months ended March 31, 2004 of $13.0 million resulted principally from the sales and maturities of $44.9 million of short-term investments, offset by the purchases of $31.8 million of short-term investments and $0.1 million of furniture, equipment and leasehold improvements. Working capital decreased to $41.5 million at March 31, 2004 from $49.8 million at December 31, 2003, primarily due to the net loss for the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements until at least December 31, 2005, irrespective of the timing of repayment of any amounts due under the loan from Baxter Capital. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and our therapeutic vaccine programs, payments to or from Baxter and payments from MedImmune and the United States government, and costs related to creating, maintaining and defending our intellectual property position. Our long-term capital requirements will be dependent on these factors and on the outcome of the loan dispute with Baxter Capital whereby Baxter Capital is seeking immediate repayment of outstanding principal, interest and default penalties totaling $58.3 million as of March 31, 2004, the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. We have no current commitments to offer or sell additional securities pursuant to this registration statement.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from December 31, 2003
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations:
Loan and interest payable to a related party	$55,834	$55,834	$—	$—	$—
Minimum purchase requirements	200	50	100	50	—
Capital lease obligations	20	20	—	—	—
Operating leases	3,706	1,393	1,324	539	450

Total contractual cash obligations	$59,760	$57,297	$1,424	$589	$450

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains and losses at March 31, 2004 and December 31, 2003 were not material. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $99.4 million at March 31, 2004, approximately 26% have original maturity dates of less than 90 days, and approximately 2% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

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

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we are performing additional analyses of the clinical trial data. The additional analyses are blinded reviews of certain data by independent experts. If the results of these analyses are satisfactory to the FDA, we expect the FDA to request a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets.  The supplemental clinical trial will need to be completed and data from the trial submitted to the FDA before we can complete our regulatory submission. The FDA may not find the results of our analyses or data from any additional clinical trials to be acceptable for approval. Before we begin a supplemental clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

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

It may take us several years to complete our clinical testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. The blood centers that treat blood components with the INTERCEPT Blood System for use in clinical trials must comply with

Good Manufacturing Practices and are subject to FDA audit. We are aware of exceptions in some of the blood centers that processed plasma units for our clinical trials that may be unacceptable to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

Our vaccine program is in an early stage of development.

Our vaccine program is in an early stage of development and there is a high risk of failure. We will be required to perform extensive clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain.  Failure to demonstrate the safety or efficacy of a product candidate in clinical trials would delay or prevent regulatory approval of that product candidate. In addition, our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. We may experience numerous unforeseen events during, or as a result of, the pre-clinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

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

Even if our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices. The failure to comply with these requirements could result in enforcement action, which could harm our business. Regulatory authorities may also require post-marketing testing, which can involve significant expense. Because of the limited duration and number of patients receiving blood components treated with our products in clinical trials, it is possible that harmful effects of our products not observed in clinical and pre-clinical testing could be discovered after a marketing approval has been received. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. Governments or regulatory authorities may impose new regulations or other changes that could further delay or preclude regulatory approval of our potential products. For example, the FDA is considering implementing standards for the recovery and survival of stored platelets. Some platelets are consumed in our pathogen inactivation process. If we are unable to meet new or existing FDA standards for the recovery and survival of platelets, we may be unable to market our platelet system in the United States. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements applicable to our prospective customers, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA or European regulatory authorities before using products processed with our pathogen inactivation systems. This requirement or regulators’ delays in approving these supplements may deter some blood centers from using our products. Blood centers that do submit supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells, and we rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through March 31, 2004, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, a $50.0 million loan from Baxter Capital Corporation and we have recognized $30.6 million in milestone and development funding revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

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

•                    We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We currently have a small marketing group that helps support Baxter’s marketing organization; however, we do not intend to develop our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System. If Baxter fails to provide adequate funding to support sales and marketing or otherwise is unable to market the products successfully, we may need to develop our own capabilities to supplement Baxter’s marketing efforts. If our agreements with Baxter are terminated, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and, if our agreements with Baxter were terminated, would delay commercialization of our pathogen inactivation systems.

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

Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets, and new methods of testing blood for specific pathogens have recently been approved by the FDA, as have tests for bacteria in platelets. Several companies are developing tests for West Nile Virus in blood products, although none have been approved for sale to date. Development of any of these technologies could impair the potential market for our products.

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

Our system for plasma is being developed and tested for plasma collected through automated equipment.  Although we have used a system for plasma collected from whole blood in clinical trials, we currently do not intend to develop this as a commercial product. Plasma collected through automated equipment currently represents the minority of plasma units collected in many of our potential markets, including the United States and most of Western Europe. Unless these markets convert to automated plasma collection, we will need to develop and test additional configurations of these systems in order to address the majority of the market for plasma in these countries.

We may be liable if our products harm people.

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and products. We may be liable if any of our products cause injury, illness or death. Although we will have completed rigorous pre-clinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to detect in pre-clinical or clinical testing. We maintain product liability insurance, but do not know whether the insurance will provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $49.4 million in 2001, $57.2 million in 2002 and $58.3 million in 2003. As of March 31, 2004, we had an accumulated deficit of approximately $297.8 million. Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we do not generate sufficient cash flow through product sales revenue or by raising additional capital, then we may not be able to meet our debt obligation in 2008.

In January 2003, we received a $50.0 million loan from Baxter Capital Corporation. The interest rate on the loan is 12% per annum. Under the terms of the loan, no payment of principal or interest is due until January 2008. The loan is secured by our present and future accounts receivable from sales of the INTERCEPT Blood System for platelets. Baxter Capital has commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan, which would be $58.3 million as of March 31, 2004 if we were in default on the loan. As a result of this action, revenue sharing payments due to us from Baxter are being remitted to Baxter Capital on our behalf and we do not expect to receive further revenue sharing payments from sales of our platelet system unless and until the dispute with Baxter Capital is resolved. Our substantial indebtedness will result in a significant amount of interest expense in future periods. Our indebtedness could have significant additional negative consequences, including limiting our ability to obtain additional financing and to plan for, or react to, changes in our business and the industry in which we compete. If we are unable to satisfy our debt obligation, substantial liquidity problems could result, which would negatively impact our future prospects.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive and we expect to require substantial additional capital to fund the development of our product candidates.  Additionally, we may need to reduce or stop further investment in specific research and development activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be uneconomical.  A product or program may be determined to be uneconomical if the commercial opportunity is insufficient to justify the investment required to develop and market the products or for other reasons.  We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated product revenue, funding from Baxter and MedImmune and the United States government and projected interest income, will be sufficient to meet our capital requirements, until at least December 31, 2005. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter and the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

In October 2003, Baxter Capital Corporation commenced legal proceedings against us seeking immediate repayment of principal and interest outstanding under the loan. Principal and interest totaling $57.3 million is outstanding as of March 31, 2004; however, if the loan is in default, then, under the terms of the loan agreement, $58.3 million of principal and interest would be due as of March 31, 2004. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred. If we are unsuccessful in defending this legal action, or if we agree to repay all or part of the loan before January 2008, then we will require substantially greater funds to support our operations than currently anticipated. We do not know if we will be able to raise additional funds on acceptable terms. If we are unable to obtain sufficient additional capital, we may need to delay or cease certain development programs. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

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

As of March 31, 2004, we owned 63 issued or allowed United States patents and 61 issued or allowed foreign patents. Our patents expire at various dates between 2009 and 2018. In addition, we have 34 pending United States patent applications and have filed 19 corresponding patent applications under the Patent Cooperation Treaty, which are currently pending in Europe, Japan, Australia and Canada, and of which eight are also pending in China and seven of which are also pending in Hong Kong. In addition, we are a licensee under a license agreement with respect to two United States patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and 12 United States patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2002 to March 31, 2004, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $3.38 to a high of $58.68. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

We, and certain of our officers and directors, are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. As is typical in this type of litigation, another purported securities class action lawsuit containing substantially similar allegations has since been filed against the defendants, and additional lawsuits containing substantially similar allegations may be filed. We expect that all of the substantially similar securities class actions will be consolidated into a single action. In addition, our directors and certain of our officers have been named as defendants in a derivative lawsuit in the Superior Court for the County of Contra Costa, which names Cerus as a nominal defendant. The plaintiff in this action is a Cerus stockholder who seeks to bring derivative claims on behalf of Cerus against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of March 31, 2004, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:                                               OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On October 14, 2003, Baxter Capital Corporation, a financial subsidiary of Baxter International Inc., filed a complaint in the Circuit Court of Cook County, Illinois against us seeking immediate repayment of amounts outstanding under a loan, which would be $58.3 million as of March 31, 2004 if we were in default on the loan. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred. If we are unsuccessful in defending this legal action, or if we agree to repay all or part of the loan before January 2008, then we will require substantially greater funds from other sources than currently anticipated to support our operations.

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us and certain of our present and former directors and officers. The complaint alleges that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from October 25, 2000 through September 3, 2003. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants, and we expect that additional lawsuits containing substantially similar allegations may be filed in the near future. We expect that all of the substantially similar securities class actions will be consolidated into a single action.

On December 15, 2003, our directors and certain of our officers were named as defendants in a derivative lawsuit. This action was filed in the Superior Court for the County of Contra Costa and names us as a nominal defendant.  A virtually identical derivative complaint was filed on March 17, 2004 in the same court.  The plaintiffs in these actions are Cerus stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The lawsuits allege breach of fiduciary duty and related claims.

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

On January 29, 2004, the Company filed a report on Form 8-K that included as an exhibit the press release announcing its fourth quarter and year-end 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	May 5, 2004	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.