Form 10-Q
period 2004-06-30
CERUS CORP
filed 2004-08-09
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 31, 2004, there were 22,120,666 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	June 30, 2004	December 31, 2003 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,900	$23,165
Short-term investments	86,917	86,845
Accounts receivable from related parties	59	8
Accounts receivable and other current assets	6,034	5,736

Total current assets	100,910	115,754

Furniture and equipment, net of depreciation	1,183	2,553
Other assets	117	156

Total assets	$102,210	$118,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$2,500	$3,156
Loan and interest payable to a related party	58,694	55,834
Accounts payable	1,486	1,487
Accrued expenses	5,960	4,825
Deferred revenue	1,584	614
Current portion of capital lease obligations	3	19

Total current liabilities	70,227	65,935

Total stockholders’ equity	31,983	52,528

Total liabilities and stockholders’ equity	$102,210	$118,463

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Development funding, related party	$301	$—	$493	$—
Development funding, other	164	113	253	282
Government grants and cooperative agreements	3,301	1,882	6,667	2,962
Product sales	—	8	—	28

Total revenue	3,766	2,003	7,413	3,272

Operating expenses:
Research and development	8,720	14,752	17,388	29,447
General and administrative	2,919	2,823	5,962	5,518
Restructuring	2,465	—	2,465	—

Total operating expenses	14,104	17,575	25,815	34,965

Loss from operations	(10,338)	(15,572)	(18,402)	(31,693)

Interest expense, net	(1,209)	(1,200)	(2,339)	(2,238)

Net loss	$(11,547)	$(16,772)	$(20,741)	$(33,931)

Net loss per share - basic and diluted	$(0.52)	$(0.97)	$(0.94)	$(2.04)

Shares used in computing net loss per share - basic and diluted	22,113	17,317	22,099	16,644

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(20,741)	$(33,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636	1,643
Stock-based compensation	66	—
Changes in operating assets and liabilities:
Accounts receivable from a related party	(189)	40
Accounts receivable and other current assets	(298)	(1,403)
Other assets	132	(2)
Accounts payable to a related party	(656)	(1,396)
Accounts payable and accrued expenses	1,134	(457)
Accrued interest	2,998	2,917
Deferred revenue	970	(71)

Net cash used in operating activities	(14,948)	(32,660)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(266)	(188)
Investment in BioOne Corporation common stock	(93)	—
Purchases of short-term investments	(68,035)	(72,122)
Sales of short-term investments	57,700	21,000
Maturities of short-term investments	10,263	50,049

Net cash used in investing activities	(431)	(1,261)

Financing activities:
Net proceeds from issuance of common stock	130	54,331
Proceeds from loan	—	50,000
Payments on capital lease obligations	(16)	(17)

Net cash provided by financing activities	114	104,314

Net increase (decrease) in cash and cash equivalents	(15,265)	70,393
Cash and cash equivalents, beginning of period	23,165	22,435

Cash and cash equivalents, end of period	$7,900	$92,828

Supplemental disclosures:
Accounts receivable from a related party applied to loan payable to a related party	$138	$—

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2003 has been derived from our audited financial statements as of that date.

Note 2 – Stock-Based Compensation

We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, including Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25,” and has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 123”).

Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended June 30, 2004 and 2003, respectively: the expected volatility was 0.640 and 0.908 and the risk-free interest rate was 3.72% and 3.14%. The following weighted-average assumptions were used for the six months ended June 30, 2004 and 2003, respectively: the expected volatility was 0.645 and 0.887 and the risk-free interest rate was 3.25% and 2.88%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and purchased shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(11,547)	$(16,772)	$(20,741)	$(33,931)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	193	—	193	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	426	2,721	1,626	4,253

Pro forma net loss	$(11,780)	$(19,493)	$(22,174)	$(38,184)
Net loss per share - basic and diluted, as reported	$(0.52)	$(0.97)	$(0.94)	$(2.04)
Net loss per share - basic and diluted, pro forma	$(0.53)	$(1.13)	$(1.00)	$(2.29)

Note 3 – Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires that all items recognized under accounting standards as comprehensive income (revenue, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. We do not have material components of other comprehensive income (loss). Therefore, comprehensive loss is equal to net loss for all periods presented.

Note 4 – Net Loss per Share

Our net loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic and diluted net loss per share has been computed using the weighted average number of common shares outstanding during the period. The effects of outstanding stock options and other convertible securities are excluded from the calculation of diluted net loss per share, as inclusion would be antidilutive.

Note 5 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation (“Baxter”), a subsidiary of Baxter International Inc. (“Baxter International”), MedImmune, Inc., the National Marrow Donor Program and Kirin Brewery Company, Ltd. Baxter is a related party to us. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. There was no milestone revenue recognized in the three and six months ended June 30, 2004 and 2003.

We receive certain United States government grants in support of our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

Note 6 – Loan Payable to a Related Party

In January 2003, we received proceeds from a $50.0 million loan from Baxter Capital Corporation (“Baxter Capital”), a financial subsidiary of Baxter International separate from Baxter. The interest rate on the loan is 12% per annum. Under the terms of the loan, no payment of principal or interest is due until 2008. The loan is secured by our present and future accounts receivable from sales of the INTERCEPT Blood System for platelets.

In October 2003, Baxter Capital commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred and therefore believe that, under the terms of the loan, no principal or interest payments are due until January 2008. Due to uncertainty as to the potential outcome of the legal proceedings, we have classified amounts due to Baxter Capital under the loan as a current liability in our balance sheet.

Under the loan agreement, if an event of default occurs, unpaid principal and interest as of the default date will accrue interest at a rate of 14% per annum. We believe that no default has occurred and have recorded accrued interest totaling $8,895,000 as of June 30, 2004 based on the 12% rate stated in the loan agreement. If we are unsuccessful in defending the action by Baxter Capital, then we could be liable for additional accrued interest of $1,270,000 as of June 30, 2004 and could also be liable for Baxter Capital’s legal fees related to this matter.

In October 2003, Baxter Capital instructed Baxter to remit to Baxter Capital payments owing to us for revenue sharing on platelet product sales. We expect that Baxter will continue to remit to Baxter Capital platelet product revenue sharing payments until the loan dispute with Baxter Capital is resolved. As a result, recognition of product sales revenue in the amount of $76,000 for the second quarter of 2004 has been deferred as of June 30, 2004 and $202,000, representing cumulative product sales from the third quarter of 2003 through the second quarter of 2004, has been applied against the loan balance.

Note 7 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.5% of our outstanding common shares as of June 30, 2004. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 8 – Litigation

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us and certain of our present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased our publicly traded securities between October 25, 2000 and September 3, 2003.  The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in our red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandons the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retains the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributed to a confidential witness. We cannot predict the outcome of this litigation.

In addition, certain of our present and former directors and officers have been named as defendants in two virtually identical derivative lawsuits in the Superior Court for the County of Contra Costa, which name us as a nominal defendant. The plaintiffs in these actions are certain of our stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The complaints allege breach of fiduciary duty and related claims. On June 1, 2004, the plaintiffs filed a consolidated complaint. We cannot predict the outcome of this litigation.

Note 9 – Transactions with BioOne Corporation

In April 2004, we made a $93,000 investment in the common stock of BioOne, a privately-held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms and other corporations. In June 2004, Baxter and we entered into a definitive agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement is subject to approval by the shareholders of BioOne following completion of an independent appraisal of the transaction in accordance with Japanese law. In July 2004, Baxter and we each received an up-front payment of $2.5 million. If the transaction is approved by BioOne’s shareholders, each company will receive an additional $7.5 million, as well as contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. In connection with this agreement, we made an additional $1.1 million investment in BioOne equity securities in July 2004. We currently hold less than 20% of the outstanding voting securities of BioOne.

Note 10 – Restructuring

On June 30, 2004, we announced a realignment of operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we are reducing our workforce by approximately 35% and are also reducing other planned operating expenses. During the second quarter of 2004, we recorded an aggregate charge of $2.5 million associated with this restructuring. Restructuring costs include primarily severance benefits to employees terminated as part of the restructuring. As of June 30, 2004, the accrual for restructuring was $2.2 million. We expect to record additional costs of approximately $0.4 million in the third quarter of 2004 related to this restructuring for severance benefits to employees who are continuing their employment beyond a minimum retention period. We do not expect to record further costs related to this restructuring after September 30, 2004.

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

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

Baxter and INTERCEPT Blood are trademarks of Baxter International Inc.

Overview

We are developing novel technologies to provide safer and more effective options to patients in areas with substantial unmet medical needs, including therapeutic vaccine technologies to harness the power of the immune system against cancer and infectious diseases. In collaboration with MedImmune, Inc., we are developing a therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. We are also collaborating with subsidiaries of Baxter International Inc. on the INTERCEPT Blood System, designed to enhance the safety of blood products used for transfusion by inactivating viruses, bacteria, other pathogens and white blood cells. The INTERCEPT Blood System, is based on our Helinx technology for controlling biological replication. The INTERCEPT Blood System for platelets is currently being marketed in Europe.

On June 30, 2004, we announced that we are realigning our operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we are reducing our workforce by approximately 35% and are also reducing our planned operating expenses. We plan to continue technical support of Baxter’s commercial efforts for the INTERCEPT Blood System for platelets in Europe. We also intend to work with the U.S. Food and Drug Administration, or FDA, on advancing the regulatory process for the INTERCEPT Blood System for platelets in the U.S. We expect to continue our development activities for the INTERCEPT Blood System for plasma at a reduced rate. Selected research and development activities will also continue in our red blood cell program. As a result of the realignment, development progress in our INTERCEPT Blood System programs will be delayed.

We are developing our proprietary, versatile vaccine platform to stimulate the immune system to target and attack cancer cells and infectious diseases. This vaccine platform is based on specially designed strains of the bacterium Listeria monocytogenes. We believe that the combination of proprietary strains of Listeria with specific cancer antigens, such as Mesothelin, has the potential to harness the power of the immune system to selectively attack malignant cells.

In April 2004, we entered into an agreement with MedImmune for the development of a therapeutic vaccine based on our Listeria platform and utilizing the EphA2 protein, which is overexpressed in many types of human cancers. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from the collaboration. We received an up-front payment and are participating in the development of the therapeutic vaccine. The agreement also provides for us to receive development funding, as well as milestone payments and royalties on future product sales.

In December 2003, we licensed an antigen from The Johns Hopkins University, Mesothelin, that is prevalently expressed in pancreatic and ovarian tumors. We intend to continue to partner with companies having proprietary antigen targets and to pursue our own products.

In addition to our Listeria vaccine platform, we are developing vaccines for infectious diseases based on our Helinx technology. In July 2004, we were awarded a $3.8 million grant from the National Institutes of Health to develop an anthrax vaccine with greater potency than currently available vaccines. Anthrax is an infectious disease caused by the spore-forming bacterium Bacillus anthracis. The only licensed human anthrax vaccine, anthrax vaccine absorbed, was developed in the late 1950’s and has limited immunogenicity.

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

We continue to conduct product development and commercialization activities with Baxter pursuant to agreements for the development, manufacturing and marketing of the INTERCEPT Blood System. These agreements provide for Baxter and us to generally share development expenses, except for the INTERCEPT Blood System for plasma, for which we are solely responsible for development expenses. These agreements also provide for Baxter’s exclusive right and responsibility to market the systems worldwide and for us to receive a share of the gross profits from the sale of the systems.

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

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional analysis of the clinical trial data, under the direction of an independent contract research organization, to determine if apparent differences between treatment groups in the category of respiratory adverse events reported in the study were attributable to inconsistent event reporting. The assessments of primary patient records showed no statistically significant differences in respiratory adverse advents between test and control groups when applying consistent diagnostic criteria. In addition, application of objective criteria used to assess specific respiratory adverse events also showed no statistically significant differences between groups. These assessments differed from adverse events drawn from the patient records, which showed statistically significant differences in specific respiratory events. A summary of the initial results of the analysis was filed in a current report on Form 8-K with the SEC on July 17, 2004. We plan to submit a final report of the analysis to the FDA for review.  The final report is expected to include conclusions from an independent panel of experts.

We expect the FDA will request a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. Data from the additional analyses and supplemental clinical trial would need to be submitted to the FDA before we could complete our regulatory submission.

We have recently completed the last of three planned Phase III clinical trials of the INTERCEPT Blood System for plasma. The primary and secondary efficacy endpoints of the trial for therapeutic plasma exchange were met. The study showed no statistically significant differences in overall adverse events between the two patient groups. Certain adverse events were more prevalent in the test group and are being further evaluated. There were no statistical differences in frequency of related serious adverse events reported. We are continuing development activities in this program at a reduced rate. We do not plan to file any applications for regulatory approval in 2004.

In September 2003, we terminated Phase III clinical trials of our INTERCEPT Blood System for red blood cells due to the detection of antibodies in two patients. We are evaluating the antibody detected in the red blood cell trial and are investigating whether process changes could prevent antibody formation and allow the modified red blood cell system to undergo clinical trials. These activities may take significant resources and time to complete and may not be successful.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of medical systems and vaccines. We have been unprofitable since inception and, as of June 30, 2004, had an accumulated deficit of approximately $309.3 million. Except for the INTERCEPT Blood System for platelets, which is approved for sale in some countries in Europe, all of our product candidates are in the research and development stage, and we have not yet received significant revenue from product sales. We must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully complete development and obtain additional regulatory approvals for our products under development and on Baxter’s ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. We may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter provides significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

Agreement with MedImmune, Inc. In April 2004, we entered into an agreement with MedImmune to co-develop a novel therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. The vaccine is being developed using our Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from the collaboration. We will participate in the development of the therapeutic vaccine, receiving development funding, milestone payments and royalties on future product sales. In May 2004, we received an up-front payment of $1.0 million from MedImmune.

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

Agreement with Baxter for the Development of the INTERCEPT Blood System for Red Blood Cells and INTERCEPT Blood System for Plasma. We also have a development and commercialization agreement with Baxter for the joint development of the INTERCEPT Blood System to inactivate viruses, bacteria and other infectious pathogens in red blood cells and fresh frozen plasma for transfusion. This agreement provides for Baxter and us generally to share red blood cell system development costs equally, subject to mutually determined budgets established from time to time. We are solely responsible for funding the development costs of the INTERCEPT Blood System for plasma. Baxter has an exclusive, worldwide distribution license and will be responsible for manufacturing and marketing the INTERCEPT Blood System for red blood cells and INTERCEPT Blood System for plasma following regulatory approvals. The agreement also provides for an equal sharing of revenue from sales of red blood cell system disposables, and for us to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, in each case after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 14% of revenue, is retained by Baxter for marketing and administrative expenses. The termination of Phase III clinical trials of the red blood cell system did not affect the terms of the agreement, but will significantly delay the development of, and any potential revenue from, sales of the red blood cell system.

This agreement also provides that Baxter and its affiliates will not acquire any of our capital stock if the acquisition would result in Baxter and its affiliates owning 5.4% or more of our outstanding voting shares. The provision excludes the conversion of preferred stock and will not apply in the event a third party makes a tender offer for a majority of our outstanding voting shares, the Board of Directors decides to liquidate or sell to a third party substantially all of our assets or a majority of our voting securities approve a merger in which our stockholders do not own a majority of the voting securities of the post-merger company. As of June 30, 2004, Baxter owned less than 5% of our outstanding common stock.

Funding from Baxter. As of June 30, 2004, we have received $46.7 million in equity investments from Baxter and a $25.9 million equity investment from Baxter International Inc. and Subsidiaries Pension Trust, proceeds from a $50.0 million loan from Baxter Capital and have recognized approximately $30.9 million in milestone and development funding revenue from Baxter, since inception. Baxter has advised us that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Baxter Capital has commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan. Baxter Capital alleges that changes in our business constitute a default under the terms of the loan.

Agreement with BioOne. In June 2004, Baxter and we entered into a definitive agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement is subject to approval by the shareholders of BioOne following completion of an independent appraisal of the transaction in accordance with Japanese law. In July 2004, Baxter and we each received an up-front payment of $2.5 million. If the transaction is approved by BioOne’s shareholders, each company will receive an additional $7.5 million, as well as contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. We have invested $1.2 million in BioOne equity securities, and currently hold less than 20% of the outstanding voting securities of BioOne.

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

Agreement with Kirin Brewery Co. Ltd. In January 2001, we entered into a collaborative agreement with the Pharmaceutical Division of Kirin to develop and market products for stem cell transplantation based on our Helinx technology. Under the terms of the agreement, we will jointly develop the products with Kirin. We received an initial license fee of $1.0 million. The license fee is being deferred and recognized ratably as development funding over the development period. We may not receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of our development activities aimed at obtaining product approval in the United States, no such development activities co-funded by Kirin are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and we will receive a specified share of product revenue, including a royalty and reimbursement of our cost of goods. We retain all marketing rights for the rest of the world, including the United States and Europe.

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

Results of Operations

Three- and Six- Month Periods Ended June 30, 2004 and 2003

Revenue. In the three and six months ended June 30, 2004, we recognized $0.3 million and $0.5 million, respectively, of development funding from Baxter for the platelet and red blood cell development programs. Development funding is in the form of balancing payments made by Baxter to us, if necessary, to reimburse us for development spending in excess of the levels determined by Baxter and us. For the remainder of the year ending December 31, 2004, we expect to recognize development funding from Baxter at similar or reduced levels for both the platelet and red blood cell programs. Development funding from Baxter was 8% of total revenue for the three months ended June 30, 2004.

Development funding from other sources, which includes MedImmune, Kirin and the National Marrow Donor Program, or NMDP, increased 45% to $164,000 for the three months ended June 30, 2004 from $113,000 for the comparable period in 2003, and decreased 10% to $253,000 for the six months ended June 30, 2004 from $282,000 for the comparable period in 2003. The change in the three-month period was due to development funding from the April 2004 MedImmune agreement and the change in the six-month period was due to decreased development funding from the NMDP for clinical trial expenses incurred by Cerus in 2004. The agreement with the NMDP expired on March 31, 2004 and we do not expect to receive further development funding from the NMDP. Development funding from MedImmune and Kirin was 4% and 1%, respectively, of total revenue for the three months ended June 30, 2004.

Revenue from government grants and cooperative agreements increased 75% to $3.3 million for the three months ended June

30, 2004 from $1.9 million for the comparable period in 2003, and increased 125% to $6.7 million for the six months ended June 30, 2004 from $3.0 million for the comparable period in 2003. The change was primarily due to increased research activities funded by the cooperative agreement with the Armed Forces of the United States awarded in May 2003 and the timing of external contract research activities under the agreements. We have two active cooperative agreements with the Armed Forces of the United States that were awarded in September 2002 and May 2003. Funding under the May 2003 cooperative agreement was increased in January 2004.

In the three and six months ended June 30, 2003, we recognized $8,000 and $28,000, respectively, of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in the amount of $76,000 and $138,000 for the three and six months ended June 30, 2004, respectively, has been deferred until payment of such revenue is reasonably assured. We do not expect to recognize any further product sales revenue until the loan dispute with Baxter Capital is resolved and we cannot predict when this will occur. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement in the larger-market European countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, payments for licensed technologies, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses decreased 41% to $8.7 million for the three months ended June 30, 2004 from $14.8 million for the comparable period in 2003, and decreased 41% to $17.4 million for the six months ended June 30, 2004 from $29.4 million for the comparable period in 2003. The decrease for both periods was due primarily to reduced development spending by Baxter and also to the termination of Phase III clinical trials in the red blood cell program in September 2003. We anticipate that our research and development expenses will decrease significantly as a result of our June 2004 restructuring.

Our total research and development costs included $6.9 million for the INTERCEPT Blood System and $1.9 million for all other programs for the three months ended June 30, 2004, and $12.7 million for the INTERCEPT Blood System and $2.0 million for all other programs for the comparable period in 2003. Our total research and development costs included $13.6 million for the INTERCEPT Blood System and $3.8 million for all other programs for the six months ended June 30, 2004, and $25.7 million for the INTERCEPT Blood System and $3.8 million for all other programs for the comparable period in 2003.

Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses increased 3% to $2.9 million for the three months ended June 30, 2004 from $2.8 million for the comparable period in 2003, and increased 8% to $6.0 million for the six months ended June 30, 2004 from $5.5 million for the comparable period in 2003. The increases for both periods were principally attributable to outside legal fees related to current litigation. We expect our general and administrative expenses to decrease as a result of our June 2004 restructuring.

Restructuring. As described above, on June 30, 2004, we announced that we are realigning our operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we are reducing our workforce by approximately 35% and are also reducing our planned operating expenses. We recorded a charge of $2.5 million related to this restructuring in June 2004. Restructuring costs include primarily severance benefits to employees terminated as part of the restructuring. We expect to record additional costs of approximately $0.4 million in the third quarter of 2004 related to this restructuring for severance benefits to employees who are continuing their employment beyond a minimum retention period. We do not expect to record further costs related to this restructuring after September 30, 2004.

Net Interest Expense. Net interest expense was $1.2 million for both the three months ended June 30, 2004 and 2003, and increased to $2.3 million for the six months ended June 30, 2004 from $2.2 million for the comparable period in 2003. Interest expense accrues at 12.0% on the $50.0 million loan from Baxter Capital, for which proceeds were received in January 2003. We expect to earn interest income at market rates in proportion to the cash equivalent and investment balances we maintain.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, MedImmune and others, United States government grants and cooperative agreements and interest income. To date, we have not received significant revenue from product sales, and we will not derive significant revenue from product sales unless and until one or more products receive regulatory approval and achieve market acceptance. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in the amount of $138,000 for the six months ended June 30, 2004 has been deferred. We do not expect to recognize any further product sales revenue until the loan dispute with Baxter Capital is resolved and we cannot predict when this will occur.

At June 30, 2004, we had cash, cash equivalents and short-term investments of $94.8 million. Net cash used in operating activities was $14.9 million for the six months ended June 30, 2004, compared to $32.7 million for the same period in 2003, resulting primarily from the net loss of $20.7 million during the period, changes in other operating balances, including accrued interest of $3.0 million, and non-cash operating expenses, including $1.6 million of depreciation expense. Net cash used in investing activities during the six months ended June 30, 2004 of $0.4 million resulted principally from purchases of furniture and equipment, as sales and maturities of short-term investments were approximately equal to purchases of short-term investments during the period. Working capital decreased to $30.7 million at June 30, 2004 from $49.8 million at December 31, 2003, primarily due to the net loss for the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements until at least December 31, 2005, irrespective of the timing of repayment of any amounts due under the loan from Baxter Capital. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and our therapeutic vaccine programs, payments to or from Baxter and payments from MedImmune, BioOne and the United States government, and costs related to creating, maintaining and defending our intellectual property position. Our long-term capital requirements will be dependent on these factors and on the outcome of the loan dispute with Baxter Capital whereby Baxter Capital is seeking immediate repayment of outstanding principal, interest and default penalties totaling $60.2 million as of June 30, 2004, the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, development progress in our vaccine programs, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. We have no current commitments to offer or sell additional securities pursuant to this registration statement.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from December 31, 2003
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Loan and interest payable to a related party(1)	$55,834	$55,834	$—	$—	$—
Minimum purchase requirements	200	50	100	50	—
License fees	180	90	50	40	—
Capital lease obligations	20	20	—	—	—
Operating leases	3,858	1,226	1,643	839	150

Total contractual cash obligations	$60,092	$57,220	$1,793	$929	$150

(1) Under the loan agreement, no payments of principal and interest are due until 2008; however, principal and interest are included as a current obligation due to a dispute with the lender, Baxter Capital.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains and losses at June 30, 2004 and December 31, 2003 were not material. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $93.6 million at June 30, 2004, approximately 7% have original maturity dates of less than 90 days, and approximately 7% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

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

Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval and regulatory approval in certain countries in Europe, we have no products that have received regulatory approval for commercial sale and are being marketed. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration, or FDA, and international regulatory authorities can approve them for commercial use. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval in Europe. Our development and marketing partner, Baxter Healthcare Corporation, will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market our products in those countries. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase, reimbursement or use by a specific governmental or non-governmental entity or entities (such as the Paul Ehrlich Institute in Germany) in order for it to be adopted by a specific customer. The level of additional product testing varies by country, but could take a long time to complete and may not be successful.

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional analysis of the clinical trial data, under the direction of an independent contract research organization, to determine if apparent differences between treatment groups in the category of respiratory adverse events reported in the study were attributable to inconsistent event reporting. The assessments of primary patient records showed no statistically significant differences in respiratory adverse advents between test and control groups when applying consistent diagnostic criteria. In addition, application of objective criteria used to assess specific respiratory adverse events also showed no statistically significant differences between groups. These assessments differed from adverse events drawn from the patient records, which showed statistically significant differences in specific respiratory events. We plan to submit a final report of the analysis to the FDA for review. The final report is expected to include conclusions from an independent panel of experts. If the results of this analysis are satisfactory to the FDA, we expect the FDA to request a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. If the independent panel of experts does not conclude favorably on our analysis, the FDA may require a clinical trial of greater scope that would take longer to complete and be more costly. The supplemental clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the results of our analysis or data from any additional clinical trials to be acceptable for approval. Before we begin a supplemental clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the INTERCEPT Blood System for plasma in the United States. We have not submitted any applications for regulatory approval of the INTERCEPT Blood System for plasma in the United States, Europe or any other regions, and do not plan to do so in 2004. In some countries, we may be required to perform an additional clinical study using the commercial configuration of the system in order to obtain regulatory approval.

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

It may take us several years to complete our clinical testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. The blood centers that treat blood components with the INTERCEPT Blood System for use in clinical trials must comply with Good Manufacturing Practices and are subject to FDA audit. We are aware of exceptions in some of the blood centers that processed plasma units for our clinical trials that may be unacceptable to the FDA. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

Our vaccine program is in an early stage of development.

Our vaccine program is in an early stage of development and there is a high risk of failure. We will be required to perform extensive clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain.  Failure to demonstrate the safety or efficacy of a product candidate in clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. In addition, we intend to contract with third-party manufacturers to produce our vaccines for clinical testing. We have not yet entered into any manufacturing agreements and may not be successful in doing so. We may experience numerous unforeseen events during, or as a result of, the pre-clinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

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

•                  product advertising and promotion; and

•                  product reimbursement

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. Before the FDA determines whether to approve our products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC, an advisory committee convened by and reporting to the FDA. The BPAC will make a recommendation to the FDA for, or against, approval. If the BPAC were to recommend approval of one or more of our products, the FDA would not necessarily be required to approve those products. If the BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products.

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

Distribution of our products outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark approval in Europe, we will need to obtain regulatory and reimbursement approvals in some individual European countries, including France, Germany and the United Kingdom, to market our products. The level of additional product testing varies by country, but could take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings. In some countries, we may also need to obtain government approvals for reimbursement in order for our product to be adopted. Reimbursement levels in some countries are determined by annual budgeting processes, which, in addition to affecting product adoption, will affect the price we will be able to charge for our products.

To support our requests for regulatory approval to market our product candidates, we have conducted and intend to conduct various types of studies, including:

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

Sales of our products may be affected by the availability of reimbursement from governments or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel medical products. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There also have been proposals in the United States, at both the federal and state government level, to implement such controls. The growth of managed care in the United States also has placed pressure on the pricing of medical products. These pressures can be expected to continue and may limit the prices Baxter and we can obtain for our products.

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

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells. We rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through June 30, 2004, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, a $50.0 million loan from Baxter Capital Corporation and we have recognized $30.9 million in milestone and development funding revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

•                  We rely on Baxter for engineering, manufacturing and supplying components of our pathogen inactivation systems. Under the terms of our agreements, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If these agreements were terminated or if Baxter otherwise failed to design or deliver an adequate supply of components, we would be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could delay the submission of the INTERCEPT Blood System for regulatory approval or the market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. As part of our June 2004 restructuring, Baxter has reduced its resources assigned to manufacturing of test materials for the INTERCEPT Blood System for plasma. In order to meet our current development plans for the plasma system, we will need Baxter to manufacture additional components. As a result of the Baxter’s reduction in resources, it may take longer and be more costly to manufacture these components than currently expected.

•                  We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We currently have a small marketing group that helps support Baxter’s marketing organization; however, we do not intend to develop our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System. Baxter may fail to provide adequate funding to support sales and marketing or otherwise be unable to market the products successfully. We may need to develop our own marketing capabilities or take other actions. If our agreements with Baxter are terminated, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and, if our agreements with Baxter were terminated, would delay commercialization of our pathogen inactivation systems.

•                  We share control over management decisions. Baxter and we share responsibility for managing the development programs for the platelet and red blood cell pathogen inactivation systems. Management decisions are made by a governance committee, which has equal representation from both Baxter and us. Day to day sales and marketing decisions are made by Baxter. Our interests and Baxter’s may not always be aligned. Disagreements with Baxter may be take time to resolve and could cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party will make the decision. The neutral party may not decide in our best interest.

•                  Baxter can terminate our development and commercialization agreements, fail to perform or the platelet agreement may not be renewed. Any development program under the agreements may be terminated by either party, with 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the plasma or red blood cell programs. The development and commercialization agreement for the platelet system expires in December 2008. The agreement provides for both parties to make good faith efforts to negotiate one or more three-year renewals unless either party provides written notice of termination no later than 12 months prior to the expiration date. Delays or setbacks in any of our shared development programs, such as the clinical trial termination in our red blood cell program, might increase the risk that Baxter would terminate or reduce its funding commitments to one or more programs. If Baxter terminates the agreements, the platelet agreement is not renewed or Baxter fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly, which would cause us to incur additional expenditures.

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

We may fail to initiate or complete our clinical trials on time or be unable to complete the trials at all.

Significant clinical trial delays would impair our ability to commercialize our products and could allow competitors to bring products to market before we do. Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Future clinical trials may be sponsored or co-sponsored with a development partner, such as MedImmune, or other organizations, which will reduce our ability to control the progress of these trials. Other factors, including the unavailability of blood products or delays in the supply of clinical product material, could also delay our clinical trials. Our product development costs will increase if we have additional delays in testing or approvals.

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

There are many companies pursuing programs for the treatment of cancer. Some of these companies are large pharmaceutical companies, such as Aventis and Bristol-Myers Squibb, which have greater experience and resources in product development, preclinical testing, human clinical trials, obtaining FDA and other regulatory approvals and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies that have cancer vaccine programs that are in more advanced stages of development than ours, such as Dendreon Corporation, Antigenics, Inc., Cell Genesys, Inc. and CancerVax, Inc.

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

We have used prototype components in our pre-clinical studies and clinical trials and have not completed the components’ commercial design.

If we fail to develop commercial versions of our INTERCEPT Blood System on schedule, our potential revenue would be delayed or diminished and our competitors may be able to bring products to market before we do. The system disposables and instruments used in many of our pre-clinical studies and clinical trials were prototypes of those to be used in the final products. As a result, we plan to perform studies, both pre-clinical and clinical, to demonstrate the acceptability of the commercial configuration and the equivalence of the prototype and the commercial design. However, regulatory authorities may require us to perform additional studies, both pre-clinical and clinical, using the commercial versions of the systems, which may increase our expenses and delay the commercialization of our products.

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

We will need to establish a sufficient shelf life for the components of our blood safety products before the FDA will approve our products for sale.

Product stability studies to establish the shelf life of our INTERCEPT Blood System disposables have not yet demonstrated a sufficient shelf life. Certain plasma system disposables and packaging have been redesigned, and product stability will need to be validated through additional studies, which are expensive and time consuming. In some cases, we will not know whether our stability studies are successful until the end of the period for which we are attempting to establish the shelf life. If sufficient shelf life cannot be demonstrated, the products may not achieve customer acceptance and may not receive regulatory approval in the United States.

We will need to develop and test additional configurations of our blood safety products to address the entire market.

In the United States, our efforts to develop our INTERCEPT Blood System for platelets have focused almost entirely on apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are platelets that are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, with the remainder prepared from pooled random donor platelets. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit the time from pooling to transfusion to four hours to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not at hospitals, and is intended to permit storage and transfusion of treated platelets for up to five days after pooling. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets, and we have not yet made a formal request for the FDA to do so.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $49.4 million in 2001, $57.2 million in 2002 and $58.3 million in 2003. As of June 30, 2004, we had an accumulated deficit of approximately $309.3 million. Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we do not generate sufficient cash flow through product sales revenue or by raising additional capital, then we may not be able to meet our debt obligation in 2008.

In January 2003, we received a $50.0 million loan from Baxter Capital Corporation. The interest rate on the loan is 12% per annum. Under the terms of the loan, no payment of principal or interest is due until January 2008. The loan is secured by our present and future accounts receivable from sales of the INTERCEPT Blood System for platelets. Baxter Capital has commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan, including principal, interest and default penalties, which would be $60.2 million as of June 30, 2004 if we were in default on the loan. As a result of this action, revenue sharing payments due to us from Baxter are being remitted to Baxter Capital on our behalf and we do not expect to receive further revenue sharing payments from sales of our platelet system unless and until the dispute with Baxter Capital is resolved. Our substantial indebtedness will result in a significant amount of interest expense in future periods. Our indebtedness could have significant additional negative consequences, including limiting our ability to obtain additional financing and to plan for, or react to, changes in our business and the industry in which we compete. If we are unable to satisfy our debt obligation, substantial liquidity problems could result, which would negatively impact our future prospects.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive and we expect to require substantial additional capital to fund the development of our product candidates. Additionally, we may need to reduce or stop further investment in specific research and development activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be uneconomical. A product or program may be determined to be uneconomical if the commercial opportunity is insufficient to justify the investment required to develop and market the products or for other reasons. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated product revenue, funding from Baxter, MedImmune, BioOne and the United States government and projected interest income, will be sufficient to meet our capital requirements, until at least December 31, 2005. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter, MedImmune and the United States government, approval of our agreement with BioOne by its shareholders, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

To date, Cerus has been awarded $21.7 million in funding under cooperative agreements with the Department of Defense, and has also received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. If we are unable to obtain federal grant and cooperative agreement funding for future activities at similar or greater levels, we may need to further reduce our operating expenses, which would delay progress in some of our development programs.

In October 2003, Baxter Capital Corporation commenced legal proceedings against us seeking immediate repayment of principal and interest outstanding under the loan. Principal and interest totaling $58.7 million is outstanding as of June 30, 2004; however, if the loan is in default, then, under the terms of the loan agreement, $60.2 million of principal, interest and default penalties would be due as of June 30, 2004. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred. If we are unsuccessful in defending this legal action, or if we agree to repay all or part of the loan before January 2008, then we will require substantially greater funds to support our operations than currently anticipated. We do not know if we will be able to raise additional funds on acceptable terms. If we are unable to obtain sufficient additional capital, we may need to delay or cease certain development programs. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

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

As of June 30, 2004, we owned approximately 64 issued or allowed United States patents and approximately 62 issued or allowed foreign patents. Our patents expire at various dates between 2009 and 2018. In addition, we have pending United States patent applications and also have filed corresponding patent applications under the Patent Cooperation Treaty. In addition, we are a licensee under a number of license agreements with respect to patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2002 to June 30, 2004, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $2.10 to a high of $58.68. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

We, and certain of our officers and directors, are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. In addition, our directors and certain of our current and former officers have been named as defendants in a derivative lawsuit in the Superior Court for the County of Contra Costa, which names Cerus as a nominal defendant. The plaintiff in this action is a Cerus stockholder who seeks to bring derivative claims on behalf of Cerus against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of June 30, 2004, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

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

PART II:                                             OTHER INFORMATION

ITEM 1.                                                   LEGAL PROCEEDINGS

On October 14, 2003, Baxter Capital Corporation, a financial subsidiary of Baxter International Inc., filed a complaint in the Circuit Court of Cook County, Illinois against us seeking immediate repayment of amounts outstanding under a loan, including principal, interest and default penalties, which would be $60.2 million as of June 30, 2004 if we were in default on the loan. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred. If we are unsuccessful in defending this legal action, or if we agree to repay all or part of the loan before January 2008, then we will require substantially greater funds from other sources than currently anticipated to support our operations.

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against certain of our present and former directors and officers and us. The complaint alleges that the defendants violated the federal securities laws by making certain alleged false and misleading statements regarding the compound used in our red blood cell system. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from October 25, 2000 through September 3, 2003. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandons the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retains the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributed to a confidential witness.

On December 15, 2003, our directors and certain of our officers were named as defendants in a derivative lawsuit. This action was filed in the Superior Court for the County of Contra Costa and names us as a nominal defendant.  A virtually identical derivative complaint was filed on March 17, 2004 in the same court.  The plaintiffs in these actions are Cerus stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The lawsuits allege breach of fiduciary duty and related claims. On June 1, 2004, the plaintiffs filed a consolidated complaint.

ITEM 2.                                                   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 3.                                                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 11, 2004 to consider and vote upon three matters. The first matter related to the election of two director nominees: C. Raymond Larkin, Jr. and Laurence M. Corash, M.D. The two nominees were elected to hold office until the 2007 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee	Votes in Favor	Votes Withheld
C. Raymond Larkin, Jr.	20,279,195	548,818
Laurence M. Corash, M.D.	20,601,541	226,472

The term of office for the following directors continued after the annual meeting: Timothy B. Anderson, B.J. Cassin, Bruce C. Cozadd, Claes Glassell and William R. Rohn.

The second matter related to the approval of an amendment to our Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the Plan by 250,000 shares, to a total of 570,500 shares. 10,361,599 votes were cast for this proposal, 405,967 were cast against this proposal and there were 204,563 abstentions.

The third matter related to the ratification of the appointment of Ernst & Young LLP as our independent auditors for 2004. 20,599,527 votes were cast for this proposal, 216,259 were cast against this proposal and there were 12,227 abstentions.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.44†	Collaboration and License Agreement, dated April 20, 2004, between Cerus Corporation and MedImmune, Inc.

	10.45*	Employment Agreement, dated August 5, 2004, between Cerus Corporation and Claes Glassell.

	31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of the indicated exhibit.

* Represents a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On May 3, 2004, the Company filed a report on Form 8-K that included as an exhibit the press release announcing its first quarter 2004 financial results.

On May 4, 2004, the Company filed a report on Form 8-K that included as an exhibit the press release announcing the appointment of Claes Glassell as president, chief executive officer and member of the board of directors, succeeding Stephen Isaacs.

On May 19, 2004, the Company filed a report on Form 8-K that included as an exhibit the press release reporting on its Phase III results for the Intercept Plasma System.

On May 27, 2004, the Company filed a report on Form 8-K disclosing management’s expectations regarding preclinical development of its vaccine program and expectations for 2004 product sales revenue from the INTERCEPT Blood System for platelets in Europe.

On June 17, 2004, the Company filed a report on Form 8-K reporting on initial results of additional analysis of the U.S. Phase III data for the INTERCEPT Blood System for platelets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	August 6, 2004	/s/ Gregory W. Schafer

Gregory W. Schafer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.44†	Collaboration and License Agreement, dated April 20, 2004, between Cerus Corporation and MedImmune, Inc.

10.45*	Employment Agreement, dated August 5, 2004, between Cerus Corporation and Claes Glassell.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of the indicated exhibit.

* Represents a management contract or compensatory plan or arrangement.