Form 10-Q
period 2004-09-30
CERUS CORP
filed 2004-11-09
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 31, 2004, there were 22,210,924 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

PART I:         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)	(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,614	$23,165
Short-term investments	81,973	86,845
Accounts receivable from a related party	15	8
Accounts receivable and other current assets	4,603	5,736

Total current assets	94,205	115,754

Furniture and equipment, net of depreciation	837	2,553
Long-term investments	1,175	—
Other assets	86	156

Total assets	$96,303	$118,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable to a related party	$682	$3,156
Loan and interest payable to a related party	60,109	55,834
Accounts payable	918	1,487
Accrued expenses	3,905	4,825
Deferred revenue	3,690	614
Current portion of capital lease obligations	—	19

Total current liabilities	69,304	65,935

Total stockholders’ equity	26,999	52,528

Total liabilities and stockholders’ equity	$96,303	$118,463

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Development funding, related parties	$420	$—	$913	$—
Development funding, other	795	257	1,048	539
Government grants and cooperative agreements	2,324	2,587	8,991	5,549
Product sales	—	24	—	52

Total revenue	3,539	2,868	10,952	6,140

Operating expenses:
Research and development	5,190	13,400	22,578	42,847
General and administrative	1,989	2,587	7,951	8,105
Restructuring	396	—	2,861	—

Total operating expenses	7,575	15,987	33,390	50,952

Loss from operations	(4,036)	(13,119)	(22,438)	(44,812)

Interest expense and other income, net	(1,024)	(1,089)	(3,363)	(3,327)

Net loss	$(5,060)	$(14,208)	$(25,801)	$(48,139)

Net loss per share - basic and diluted	$(0.23)	$(0.64)	$(1.17)	$(2.61)

Shares used in computing net loss per share - basic and diluted	22,166	22,031	22,121	18,459

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(25,801)	$(48,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,952	2,468
Stock-based compensation	193	—
Stock-based compensation to consultants	8	—
Gain on sale of equipment	40	—
Changes in operating assets and liabilities:
Accounts receivable from a related party	(225)	21
Accounts receivable and other current assets	1,133	(1,796)
Other assets	132	1
Accounts payable to a related party	(2,474)	(2,358)
Accounts payable and accrued expenses	(1,489)	(32)
Accrued interest	4,493	4,417
Deferred revenue	3,076	(107)

Net cash used in operating activities	(18,962)	(45,525)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(276)	(309)
Investment in BioOne Corporation	(1,237)	—
Purchases of short-term investments	(76,835)	(128,345)
Sales of short-term investments	69,700	39,000
Maturities of short-term investments	11,852	60,981

Net cash provided by (used in) investing activities	3,204	(28,673)

Financing activities:
Net proceeds from issuance of common stock	226	54,664
Proceeds from loan payable to a related party	—	50,000
Payments on capital lease obligations	(19)	(23)

Net cash provided by financing activities	207	104,641

Net increase (decrease) in cash and cash equivalents	(15,551)	30,443
Cash and cash equivalents, beginning of period	23,165	22,435

Cash and cash equivalents, end of period	$7,614	$52,878

Supplemental disclosures:
Accounts receivable from a related party applied to loan payable to a related party	$218	$—

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2003 has been derived from our audited financial statements as of that date.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective July 1, 2005. We will evaluate the requirements of the final standard, which is expected to be issued during 2005, to determine the impact on our results of operations.

Note 2 – Stock-Based Compensation

We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, including Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25,” and have adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 123”).

Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended September 30, 2004 and 2003, respectively: the expected volatility was 0.573 and 0.904 and the risk-free interest rate was 3.26% and 3.33%. The following weighted-average assumptions were used for the nine months ended September 30, 2004 and 2003, respectively: the expected volatility was 0.621 and 0.893 and the risk-free interest rate was 3.25% and 3.03%. The expected lives of these options and shares were five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

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

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(5,060)	$(14,208)	$(25,801)	$(48,139)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	50	—	243	—
Less:
Total stock-based employee compensation expense (credits) determined under fair value based method for all awards, net of related tax effects	(339)	2,419	1,044	6,672

Pro forma net loss	$(4,671)	$(16,627)	$(26,845)	$(54,811)
Net loss per share - basic and diluted, as reported	$(0.23)	$(0.64)	$(1.17)	$(2.61)
Net loss per share - basic and diluted, pro forma	$(0.21)	$(0.75)	$(1.21)	$(2.97)

Note 3 – Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss comprises unrealized holding gains and losses on our available-for-sale securities that are excluded from net loss and recorded separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(5,060)	$(14,208)	$(25,801)	$(48,139)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(155)	—	(155)	—

Pro forma net loss	$(5,215)	$(14,208)	$(25,956)	$(48,139)

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

Note 5 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation (“Baxter”), a subsidiary of Baxter International Inc. (“Baxter International”), MedImmune, Inc., BioOne Corporation (“BioOne”), the National Marrow Donor Program and Kirin Brewery Company, Ltd. Baxter and BioOne are related parties to us. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. There was no milestone revenue recognized in the three and nine months ended September 30, 2004 and 2003.  Up-front payments from BioOne, MedImmune and Kirin are being deferred and recognized ratably as development funding over the respective development periods.

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

Under the loan agreement, if an event of default occurs, unpaid principal and interest as of the default date will accrue interest at a rate of 14% per annum. As discussed above, we do not believe that a default has occurred and have recorded accrued interest totaling $10,390,000 as of September 30, 2004 based on the 12% rate stated in the loan agreement. If we are unsuccessful in defending the action by Baxter Capital, we could be liable for additional accrued interest of $1,677,000 as of September 30, 2004 and could also be liable for Baxter Capital’s legal fees related to this matter.

In October 2003, Baxter Capital instructed Baxter to remit to Baxter Capital payments owing to us for revenue sharing on platelet product sales. We expect that Baxter will continue to remit to Baxter Capital platelet product revenue sharing payments until the loan dispute with Baxter Capital is resolved. As a result, recognition of product sales revenue in the amount of $80,000 for the third quarter of 2004 has been deferred as of September 30, 2004 and $257,000, representing cumulative product sales from the third quarter of 2003 through the third quarter of 2004, has been applied against the loan balance.

Note 7 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.5% of our outstanding common shares as of September 30, 2004. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

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

Note 9 – Transactions with BioOne Corporation

In April 2004, we made a $93,000 investment in the common stock of BioOne, a privately-held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms and other corporations.  As of June 30, 2004, we accounted for this investment under the equity method.  In June 2004, Baxter and we entered into a definitive agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004, Baxter and we each received an up-front payment of $2.5 million. We recorded the up-front payment as deferred revenue, and are recognizing the amount as development funding revenue ratably over two years. In October, 2004, the agreement was approved by the shareholders of BioOne following the completion of an independent appraisal of the transaction in accordance with Japanese law. As a result of shareholder approval of the agreement, Baxter and we each received an additional $7.5 million in October 2004. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. In connection with this agreement, we made an additional $1.1 million investment in BioOne equity securities in July 2004. We currently hold less than 20% of the outstanding voting securities of BioOne and account for this investment under the cost method.  We have determined that there is no impairment of this investment as of September 30, 2004.

Note 10 – Restructuring

On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the restructuring , we have reduced our workforce by approximately 35% and also have reduced other planned operating expenses. During the three and nine months ended September 30, 2004, we recorded aggregate charges of $0.4 million and $2.9 million, respectively, associated with this restructuring. Restructuring costs primarily include severance benefits to employees terminated as part of the restructuring.

As of June 30, 2004, the accrual for restructuring was $2.2 million. During the three months ended September 30, 2004, we paid $1.9 million, and accrued an additional $0.4 million, related to restructuring expenses. As of September 30, 2004, the accrual for restructuring was $0.7 million. We do not expect to record further costs related to this restructuring after September 30, 2004.

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

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,”  “expect” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the risks and uncertainties of the timing and results of clinical trials and other development activities, actions by regulatory authorities at any stage of the development process, additional financing activities, manufacturing, reimbursement, market acceptance of any products, competitive conditions, our long term growth opportunity, legal proceedings, actions by Baxter and other factors discussed below and under the caption “Risk Factors,” and in our other documents filed with the Securities and Exchange Commission, or SEC. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

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

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

Baxter and INTERCEPT Blood are trademarks of Baxter International Inc.

Overview

We are developing novel technologies to provide safer and more effective options to patients in areas with substantial unmet medical needs, particularly within the fields of cancer, infectious disease and blood safety. We are combining our proprietary vector technologies with public domain and proprietary antigens to develop new therapies for cancer and infectious disease. We have two therapeutic cancer vaccine products in development using our Listeria vector technology; one in collaboration with MedImmune, Inc., or MedImmune, and the other with The Johns Hopkins University. We are also collaborating with subsidiaries of Baxter International Inc. on the INTERCEPT Blood System, which is designed to enhance the safety of donated blood components by inactivating viruses, bacteria, other pathogens and white blood cells. The INTERCEPT Blood System is based on our Helinx technology for controlling biological replication. The INTERCEPT Blood System for platelets is currently being marketed in Europe.

On June 30, 2004, we announced the realignment of our operations to increase resources for our programs to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and also reduced our planned operating expenses. We plan to continue technical support of Baxter’s commercial efforts for the INTERCEPT Blood System for platelets in Europe. We also intend to work with the United States Food and Drug Administration, or FDA, on advancing the regulatory process for the INTERCEPT Blood System for platelets in the United States. We expect to continue our development activities for the INTERCEPT Blood System for plasma at a reduced rate. Selected research and development activities will also continue in our red blood cell program. It is our objective that our spending in support of research, development and commercialization of the INTERCEPT programs be balanced with development funding for such programs from Baxter, BioOne, the United States Armed Forces, or Armed Forces, and others.

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

In September 2004, preclinical efficacy and safety data for our cancer immunotherapy technology were published in the Proceedings of the National Academy of Sciences, or PNAS. The paper described studies in which experimental vaccines based on a proprietary attenuated Listeria strain were engineered to express tumor antigens. These vaccines were shown to elicit therapeutic anti-tumor responses in vaccinated tumor-bearing mice, including prolonged survival and tumor regression. In addition, our strain demonstrated an over one thousand-fold increase in safety when compared to unmodified Listeria.

In the experiments described in the PNAS paper, a strain was systematically selected from our library of genetically defined attenuated Listeria. In comparison to other strains, the optimized strain was cleared more rapidly in vivo and also showed significantly higher safety margins. The increased safety margins allowed the selected strain to be administered at higher doses, resulting in more potent T-cell responses than those produced using unmodified Listeria. Finally, therapeutic administration of an experimental vaccine using the optimized strain resulted in a significant reduction in metastases and a significant increase in survival in mice with established tumors.

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

In December 2003, we licensed an antigen from The Johns Hopkins University, Mesothelin, that is prevalently expressed in pancreatic and ovarian tumors. We intend to continue to pursue partnership opportunities with companies having proprietary antigen targets and to pursue our own products.

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

The INTERCEPT Blood System for platelets has received CE Mark approval and is being marketed by Baxter in several countries in Europe. Baxter will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market the product in those countries. The level of additional product testing varies by country. Further clinical studies, ranging from small-scale experience studies to larger randomized trials, will be conducted in some regions and countries, such as the Netherlands and France. We expect these studies to be funded by sources other than us. We expect that decisions to purchase substantial quantities of product may be deferred until completion of the additional study or studies in the respective country. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase or use by a specific governmental or non-governmental (such as the Paul Ehrlich Institute in Germany) entity or entities. Baxter has informed us that it has been notified by a regulatory body in France that the review of the INTERCEPT platelet marketing application is complete and the agency has granted authorization for the preparation, distribution and therapeutic use of the product. Commercial availability of the product in France is subject to publication of a decree in the Official Journal to register INTERCEPT platelets and define their specifications, reimbursement approval and successful completion of certain laboratory studies.

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

We expect the FDA will request an additional Phase III clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. Data from the additional analyses and supplemental clinical trial would need to be submitted to the FDA before we could complete our regulatory submission.

We have recently completed the last of three planned Phase III clinical trials of the INTERCEPT Blood System for plasma. The primary and secondary efficacy endpoints of the trial for therapeutic plasma exchange were met. The study showed no statistically significant differences in overall adverse events between the two patient groups. Certain adverse events were more prevalent in the test group and are being further evaluated. There were no statistical differences in frequency of related serious adverse events reported. We are continuing development activities in this program at a reduced rate. As a result of our June 2004 realignment, we do not plan to file any applications for regulatory approval in 2004.

In September 2003, we terminated Phase III clinical trials of our INTERCEPT Blood System for red blood cells due to the detection of antibodies in two patients. We are evaluating the antibody detected in the red blood cell trial and are investigating whether process changes could prevent antibody formation and allow the modified red blood cell system to undergo clinical trials.

Additional development activities for the INTERCEPT programs will require significant resources beyond those presently available. Moreover, such activities will take significant time to complete and may not be successful.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of medical systems and vaccines. We have been unprofitable since inception and, as of September 30, 2004, had an accumulated deficit of approximately $314.4 million. Except for the INTERCEPT Blood System for platelets, which is approved for sale in some countries in Europe, all of our product candidates are in the research and development stage, and we have not yet received significant revenue from product sales. We must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully complete development and obtain additional regulatory approvals for our products under development and on Baxter’s ability to commercialize and achieve market acceptance of the INTERCEPT Blood System. We may never achieve a profitable level of operations. Further, under the agreements discussed below, Baxter has provided significant funding for development of the INTERCEPT Blood System, based on an annual budgeting process, and is responsible for manufacturing and marketing the products following regulatory approvals. These agreements may be modified or terminated.

Agreement with MedImmune, Inc. In April 2004, we entered into an agreement with MedImmune to co-develop a novel therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. The vaccine is being developed using our Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from the collaboration. We will participate in the development of the therapeutic vaccine, receiving development funding, milestone payments and royalties on future product sales. In May 2004, we received an up-front payment of $1.0 million from MedImmune. The up-front payment is being deferred and recognized ratably as development funding over the development period.

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

Funding from Baxter. As of September 30, 2004, we have received $46.7 million in equity investments from Baxter and a $25.9 million equity investment from Baxter International Inc. and Subsidiaries Pension Trust, proceeds from a $50.0 million loan from Baxter Capital and have recognized approximately $31.0 million in milestone and development funding revenue from Baxter, since inception. Baxter has advised us that Baxter International Inc. and Subsidiaries Pension Trust is not an affiliate of Baxter. Baxter Capital has commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan. Baxter Capital alleges that changes in our business constitute a default under the terms of the loan. For additional information regarding the dispute with Baxter Capital, please see the section captioned “Legal Proceedings” in Part II, Item 1.

Agreement with BioOne. In June 2004, Baxter and we entered into an agreement with BioOne Corporation, or BioOne, for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004, Baxter and we each received an up-front payment of $2.5 million. The up-front payment is being deferred and recognized ratably as development funding over the development period. In October, 2004, the agreement was approved by the shareholders of BioOne following completion of an independent appraisal of the transaction in accordance with Japanese law. As a result of shareholder approval of the agreement, Baxter and we each received an additional cash payment of $7.5 million in October 2004. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. We have invested $1.2 million in BioOne equity securities, and currently hold less than 20% of the outstanding voting securities of BioOne.

Cooperative Agreements with the Armed Forces. In February 2001, we were awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. In September 2002, May 2003, January 2004 and July 2004, we were awarded additional funding of $6.5 million, $6.2 million, $5.5 million and $3.7 million, respectively, all of which was awarded to continue funding of projects to develop our pathogen inactivation technologies to improve the safety and availability of blood that may be used by the Armed Forces for medical transfusions. Under the conditions of the agreements, we are conducting research on the inactivation of infectious pathogens, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. We are collaborating with investigators at Walter Reed Army Institute of Research to investigate ways to improve the storage and shelf life of blood and blood components, which may be used for medical transfusion support in combat zones, and a portion of the funding we receive is used by us to fund this research.

Agreement with Kirin. In January 2001, we entered into a collaborative agreement with the Pharmaceutical Division of Kirin Brewery Co. Ltd., or Kirin, to develop and market products for stem cell transplantation based on our Helinx technology. Under the terms of the agreement, we will jointly develop the products with Kirin. We received an initial license fee of $1.0 million. The license fee is being deferred and recognized ratably as development funding over the development period. We do not expect to receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of our development activities aimed at obtaining product approval in the United States, no such development activities co-funded by Kirin are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and we will receive a specified share of product revenue, including a royalty and reimbursement of our cost of goods. We retain all marketing rights for the rest of the world, including the United States and Europe.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue and research and development expenses, investments, accrued liabilities and loan and interest payable to a related party to be critical policies. There have been no changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the SEC on March 15, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Results of Operations

Three- and Nine- Month Periods Ended September 30, 2004 and 2003

Revenue. In the three and nine months ended September 30, 2004, we recognized $0.1 million and $0.6 million, respectively, of development funding from Baxter for the platelet and red blood cell development programs. Development funding is in the form of balancing payments made by Baxter to us, if necessary, to reimburse us for development spending in excess of the levels determined by Baxter and us. For the remainder of the year ending December 31, 2004, we expect to recognize development funding from Baxter at amounts similar to or less than those recognized in the current quarter for both the platelet and red blood cell programs. Development funding from Baxter was 3% of total revenue for the three months ended September 30, 2004.

In the three and nine months ended September 30, 2004, we recognized $0.3 million of development funding from BioOne. Development funding from BioOne was 9% of total revenue for the three months ended September 30, 2004.

Development funding from other sources, which includes MedImmune, Kirin and the National Marrow Donor Program, or NMDP, increased 209% to $0.8 million for the three months ended September 30, 2004, from $0.3 million for the comparable period in 2003, and increased 94% to $1.0 million for the nine months ended September 30, 2004, from $0.5 million for the comparable period in 2003. The increase in the three months ended September 30, 2004, was due to a full period of development funding from our agreement with MedImmune and the change in the nine-month period was due largely to decreased development funding from the NMDP for clinical trial expenses incurred by us in 2004 offsetting the increased funding from MedImmune. The agreement with the NMDP expired on March 31, 2004, and we do not expect to receive further development funding from the NMDP. Development funding from MedImmune and Kirin was 21% and 1%, respectively, of total revenue for the three months ended September 30, 2004.

Revenue from government grants and cooperative agreements decreased 10% to $2.3 million for the three months ended September 30, 2004 from $2.6 million for the comparable period in 2003, and increased 62% to $9.0 million for the nine months ended September 30, 2004 from $5.5 million for the comparable period in 2003. The change in the three months ended September 30, 2004, was due primarily to decreased research activities in the platelet and red blood cell programs funded by the cooperative agreement with the Armed Forces awarded in May 2003, as well as the timing of external contract research activities under the agreements. The change in the nine months ended September 30, 2004, was due to significantly increased research activities in the plasma program in the first half of 2004, offset by decreased activities in the platelet and red blood cell programs funded under the cooperative agreements with the Armed Forces. We have two active cooperative agreements with the Armed Forces that were awarded in September 2002 and May 2003. Funding under the May 2003 cooperative agreement was increased in January 2004 and July 2004.

In the three and nine months ended September 30, 2003, we recognized $24,000 and $52,000, respectively, of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in the amount of $80,000 and $218,000 for the three and nine months ended September 30, 2004, respectively, has been deferred until payment of such revenue is reasonably assured. We do not expect to recognize any further product sales revenue until the loan dispute with Baxter Capital is resolved and we cannot predict when this will occur. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement in the larger-market European countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, payments for licensed technologies, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses decreased 61% to $5.2 million for the three months ended September 30, 2004, from $13.4 million for the comparable period in 2003, and decreased 47% to $22.6 million for the nine months ended September 30, 2004, from $42.8 million for the comparable period in 2003. The decrease for both periods was due primarily to reduced development spending by Baxter, the termination of Phase III clinical trials in the red blood cell program in September 2003 and our June 2004 restructuring.

Our total research and development costs included $2.5 million for the INTERCEPT Blood System and $2.7 million for our vaccine and other programs for the three months ended September 30, 2004, and $11.7 million for the INTERCEPT Blood System and $1.7 million for our vaccine and other programs for the comparable period in 2003. Our total research and development costs included $16.1 million for the INTERCEPT Blood System and $6.5 million for our vaccine and other programs for the nine months ended September 30, 2004, and $37.3 million for the INTERCEPT Blood System and $5.5 million for our vaccine and other programs for the comparable period in 2003.

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

General and Administrative Expenses. General and administrative expenses decreased 23% to $2.0 million for the three months ended September 30, 2004, from $2.6 million for the comparable period in 2003, and decreased 2% to $8.0 million for the nine months ended September 30, 2004, from $8.1 million for the comparable period in 2003. The decreases for both periods were principally attributable to the effects of our June 2004 restructuring , offset by outside legal fees related to current litigation.

Restructuring. As described above, on June 30, 2004, we announced that we realigned our operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and are also reducing our operating expenses. We recorded charges of $0.4 million and $2.9 million in the three and nine months ended September 30, 2004, respectively, related to this restructuring. Restructuring costs primarily include severance benefits to employees terminated as part of the restructuring. We do not expect to record further costs related to this restructuring after September 30, 2004.

Net Interest Expense. Net interest expense was $1.0 million for the three months ended September 30, 2004, down slightly from $1.1 million during the comparable period in 2003, and increased slightly to $3.4 million for the nine months ended September 30, 2004 from $3.3 million for the comparable period in 2003. Interest expense accrues at 12.0% on the $50.0 million loan from Baxter Capital, for which proceeds were received in January 2003. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne, MedImmune and others, United States government grants and cooperative agreements and interest income. To date, we have not received significant revenue from product sales, and we will not derive significant revenue from product sales unless and until one or more products receive regulatory approval and achieve market acceptance. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in the amount of $218,000 for the nine months ended September 30, 2004 has been deferred. We do not expect to recognize any further product sales revenue until the loan dispute with Baxter Capital is resolved and we cannot predict when this will occur.

At September 30, 2004, we had cash, cash equivalents and short-term investments of $89.6 million. Net cash used in operating activities was $19.0 million for the nine months ended September 30, 2004, compared to $45.5 million for the same period in 2003. The reduction in net cash used in operating activities in the current nine months was due primarily to the net loss of $25.8 million during the period, favorable changes in other operating balances of $4.6 million, including an increase in accrued interest on the loan payable to Baxter Capital, an increase in deferred revenue associated with the BioOne and MedImmune agreements and a reduction in amounts receivable from the United States government, and non-cash operating expenses, including $2.0 million of depreciation expense. Net cash provided by investing activities during the nine months ended September 30, 2004 of $3.2 million resulted principally from sales and maturities of short-term investments being greater than the combination of purchases of short-term investments and the $1.2 million investment in BioOne equity securities during the period. Working capital decreased to $24.9 million at September 30, 2004, from $49.8 million at December 31, 2003, primarily due to the net loss for the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements until at least mid-2006, irrespective of the timing of repayment of any amounts due under the loan from Baxter Capital. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and our therapeutic vaccine programs, payments to or from Baxter and payments from MedImmune, BioOne and the United States government, and costs related to creating, maintaining and defending our intellectual property position. Our long-term capital requirements will be dependent on these factors and on the outcome of the loan dispute with Baxter Capital whereby Baxter Capital is seeking immediate repayment of outstanding principal, interest and default penalties totaling $62.1 million as of September 30, 2004, the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, development progress in our vaccine programs, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. We have no current commitments to offer or sell additional securities pursuant to this registration statement.

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

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized losses at September 30, 2004, totaled $155,000. Unrealized gains and losses at December 31, 2003 were not material. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $89.4 million at September 30, 2004, approximately 8% have original maturity dates of less than 90 days, and approximately 7% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

Risk Factors

Our business faces significant risks. If any of the events or circumstances described in the following risks actually occur, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

If our pre-clinical and clinical trials are not successful or the data are not considered sufficient by regulatory authorities to grant marketing approval, Baxter and we will be unable to commercialize our INTERCEPT products and generate revenue.

Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval and regulatory approval in certain countries in Europe, we have no products that have received regulatory approval for commercial sale and are being marketed. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy before the FDA and international regulatory authorities can approve them for commercial use. We must provide the FDA and foreign regulatory authorities with pre-clinical, clinical and manufacturing data that demonstrate our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval in Europe. Our development and marketing partner, Baxter, will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market our products in those countries. Further clinical studies, ranging from small-scale experience studies to larger randomized clinical trials, will be conducted in some regions and countries, such as the Netherlands and France. We expect these studies to be funded by sources other than us. We expect that decisions to purchase substantial quantities of product may be deferred until completion of the additional study or studies in the respective country. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase, reimbursement or use by a specific governmental or non-governmental entity or entities (such as the Paul Ehrlich Institute in Germany) in order for it to be adopted by a specific customer. The level of additional product testing varies by country, but could take a long time to complete and may not be successful.

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

Our vaccine programs are in an early stage of development.

Our vaccine programs are in an early stage of development and there is a high risk of failure. We will be required to perform extensive clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain.  Failure to demonstrate the safety or efficacy of a product candidate in clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. In addition, we intend to contract with third-party manufacturers to produce our vaccines for clinical testing. We have not yet entered into any manufacturing agreements and may not be successful in doing so. We may experience numerous unforeseen events during, or as a result of, the pre-clinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

Our INTERCEPT products may not achieve acceptance in, or be rapidly adopted by, the health care community.

In Europe, the Baxter sales and marketing team has made only modest progress in countries where the INTERCEPT Blood System for platelets has been fully approved for sale. Despite our CE Mark approval, we have encountered governmental and blood banking community resistance to commercial adoption, including concerns from some national transfusion services, governmental agencies and healthcare policy groups regarding efficacy, cost and risk-benefit profile. For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products may require significant changes to our potential customers’ space and staffing requirements and require significant capital investment. Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost. Some blood product is consumed as a result of our pathogen inactivation process. If the reduction of blood product leads to increased costs, or requires changes in clinical regimens, customers may not adopt our product. In addition, our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. Our products may be inappropriate for certain patients, which could reduce the potential market size. In addition, some potential customers have indicated that further safety information or additional studies would be required before adopting our products. We believe that future product sales in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products. Baxter’s ability to successfully commercialize our products will depend in part on the availability of adequate reimbursement for product costs and related treatment of blood components from governmental authorities and private health care insurers (including health maintenance organizations), which are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. If our products fail to achieve market acceptance, we may never become profitable.

Our products and product candidates are subject to extensive regulation by domestic and foreign governments.

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

•      product advertising and promotion; and

•      product reimbursement

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. Before the FDA determines whether to approve our INTERCEPT products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC, an advisory committee convened by and reporting to the FDA. The BPAC will make a recommendation to the FDA for, or against, approval. If the BPAC were to recommend approval of one or more of our products, the FDA would not necessarily be required to approve those products. If the BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. Product candidates in our cancer vaccine programs may be subject to review by the Recombinant Advisory Committee to the FDA.

Even if our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices. The failure to comply with these requirements could result in enforcement action, which could harm our business. Regulatory authorities may also require post-marketing testing, which can involve significant expense. Because of the limited duration and number of patients receiving blood components treated with our INTERCEPT products in clinical trials, it is possible that harmful effects of our products not observed in clinical and pre-clinical testing could be discovered after a marketing approval has been received. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. Governments or regulatory authorities may impose new regulations or other changes that could further delay or preclude regulatory approval of our potential products. For example, the FDA is considering implementing standards for the recovery and survival of stored platelets. Some platelets are consumed in our pathogen inactivation process. If we are unable to meet new or existing FDA standards for the recovery and survival of platelets, we may be unable to market our platelet system in the United States. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

•      human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components; and

•      manufacturing and stability studies.

We have conducted many toxicology studies to demonstrate our INTERCEPT product candidates’ safety, and we plan to conduct additional toxicology studies throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. In addition, our clinical development plan assumes that we will not be required to perform human clinical studies to demonstrate our systems’ ability to inactivate pathogens. Although we have discussed this plan with the FDA and other regulatory authorities, they may find it unacceptable at any time and may require human clinical trials to demonstrate efficacy in inactivating pathogens. Trials of this type may be too large and expensive to be practical.

Regulatory agencies may limit the uses, or indications, for which any of our products are approved. For example, we believe that our INTERCEPT products will be able to claim the inactivation of particular pathogens only to the extent we have laboratory or animal data to support such claims. After regulatory approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications.

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

A small number of customers will determine market acceptance of our INTERCEPT products.

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

We rely heavily on Baxter for development funding, product engineering, manufacturing, regulatory support, marketing and sales.

We have two development and commercialization agreements with Baxter for our systems to inactivate viruses, bacteria and other pathogens in each of the three commonly transfused blood components: platelets, fresh frozen plasma and red blood cells. We rely on Baxter for significant financial and technical contributions to these programs. Since the beginning of our relationship with Baxter in 1993 through September 30, 2004, we have received $46.7 million in equity investments from Baxter and $25.9 million from Baxter International Inc. and Subsidiaries Pension Trust, a $50.0 million loan from Baxter Capital Corporation and we have recognized $31.0 million in milestone and development funding revenue from Baxter. Our ability to develop, manufacture and market these products successfully depends significantly on Baxter’s performance under these agreements.

•      We rely on Baxter for engineering, manufacturing and supplying components and regulatory support of our pathogen inactivation systems. Under the terms of our agreements, Baxter is responsible for manufacturing or supplying the disposable units, such as blood storage containers and related tubing, as well as any device associated with the inactivation processes. If these agreements were terminated or if Baxter otherwise failed to design or deliver an adequate supply of components, we would be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or disposables from Baxter could delay the submission of the INTERCEPT Blood System for regulatory approval or the market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. In connection with our June 2004 restructuring, Baxter has reduced its resources assigned to the manufacturing of test materials for, and regulatory support of, the INTERCEPT Blood Systems. In order to meet our current development plans for the plasma system, we will need Baxter to manufacture additional components. As a result of the Baxter’s reduction in resources, it may take longer and be more costly to manufacture these components than currently expected. Adequate human and capital resources may not be available at Baxter to support additional regulatory applications for our INTERCEPT Blood Systems. Because of low sales volumes and other reasons, Baxter’s costs to manufacture commercial components for the INTERCEPT Blood System for platelets are greater than we previously anticipated and may continue to rise.  This will reduce our potential revenue from European sales.

•      We rely on Baxter for the marketing, sales and distribution of our pathogen inactivation systems. We currently have a small group that helps support Baxter’s marketing organization; however, we do not intend to develop our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System. Baxter’s funding and support for sales and marketing has not, to date, resulted in market acceptance of the products. We may need to develop other marketing capabilities on our own or take other actions. If our agreements with Baxter are terminated, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and, if our agreements with Baxter were terminated, would delay commercialization of our pathogen inactivation systems.

•      We share control over management decisions. Baxter and we share responsibility for managing the development programs for the platelet and red blood cell pathogen inactivation systems. Management decisions are made by a governance committee, which has equal representation from both Baxter and us. Day to day sales and marketing decisions are made by Baxter. Our interests and Baxter’s are not always aligned. Disagreements with Baxter may take time to resolve and could cause significant delays in the development of our products. If we disagree with Baxter on program direction, a neutral party may make the decision. The neutral party may not decide in our best interest.

•      Baxter can terminate our development and commercialization agreements, fail to perform or the platelet agreement may not be renewed. Any development program under the agreements may be terminated by either party, with 90 days’ notice in the case of the platelet program, or 270 days’ written notice in the case of the plasma or red blood cell programs. The development and commercialization agreement for the platelet system expires in December 2008. The agreement provides for both parties to make good faith efforts to negotiate one or more three-year renewals unless either party provides written notice of termination no later than 12 months prior to the expiration date. Delays or setbacks in any of our shared development programs, such as the clinical trial termination in our red blood cell program, increase the risk that Baxter will terminate or reduce its funding commitments to one or more programs. If Baxter terminates the agreements, the platelet agreement is not renewed or Baxter fails to provide adequate funding to support the product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot assure you that we would be able to find a suitable substitute partner in a timely manner, on reasonable terms or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly, which would cause us to incur additional expenditures.

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

Significant clinical trial delays would impair our ability to commercialize our products and could allow competitors to bring products to market before we do. Some of our clinical trials involve patient groups with rare medical conditions, which has in the past made, and may continue to make, it difficult to identify and enroll a sufficient number of patients to complete the trials on time. Future clinical trials may be sponsored or co-sponsored with a development partner, such as MedImmune, or other organizations, such as The Johns Hopkins University, which will reduce our ability to control the progress of these trials. Other factors, including the unavailability of blood products or delays in the supply of clinical product material, could also delay our clinical trials. Our product development costs will increase if we have additional delays in testing or approvals.

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

New methods of testing blood for specific pathogens have recently been approved by the FDA and in Europe, as have tests for bacteria in platelets. Continued delays in commercialization of the INTERCEPT Blood System for platelets in France and Germany may impact our ability to compete with bacterial testing for platelets. Several companies are developing tests for West Nile Virus in blood products, although none have been approved for sale to date. Other groups are developing synthetic blood product substitutes and products to stimulate the growth of platelets. Development of any of these technologies could impair the potential market for our products.

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

We need to establish a sufficient shelf life for the components of our blood safety products before the FDA and other regulatory authorities will approve additional INTERCEPT products for sale.

Product stability studies to establish the shelf life of our INTERCEPT Blood System disposables have not yet demonstrated a sufficient shelf life. Certain plasma system disposables and packaging have been redesigned, and product stability will need to be validated through additional studies, which are expensive and time consuming. In some cases, we will not know whether our stability studies are successful until the end of the period for which we are attempting to establish the shelf life. If sufficient shelf life cannot be demonstrated, the products may not achieve customer acceptance and may not receive regulatory approval in the United States or other regions.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $49.4 million in 2001, $57.2 million in 2002 and $58.3 million in 2003. As of September 30, 2004, we had an accumulated deficit of approximately $314.4 million. Except for the INTERCEPT Blood System for platelets, which has received CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with Baxter and other development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we do not generate sufficient cash flow through product sales revenue or by raising additional capital, then we may not be able to meet our debt obligation in 2008.

In January 2003, we received a $50.0 million loan from Baxter Capital Corporation. The interest rate on the loan is 12% per annum. Under the terms of the loan, no payment of principal or interest is due until January 2008. The loan is secured by our present and future accounts receivable from sales of the INTERCEPT Blood System for platelets. Baxter Capital has commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan, including principal, interest and default penalties, which would be $62.1 million as of September 30, 2004 if we were in default on the loan. As a result of this action, revenue sharing payments due to us from Baxter are being remitted to Baxter Capital on our behalf and we do not expect to receive further revenue sharing payments from sales of our platelet system unless and until the dispute with Baxter Capital is resolved. Our substantial indebtedness will result in a significant amount of interest expense in future periods. Our indebtedness could have significant additional negative consequences, including limiting our ability to obtain additional financing and to plan for, or react to, changes in our business and the industry in which we compete. If we are unable to satisfy our debt obligation, substantial liquidity problems could result, which would negatively impact our future prospects.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive and we expect to require substantial additional capital to fund the development of our product candidates. Additionally, we may need to reduce or stop further investment in specific research and development activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be uneconomical. A product or program may be determined to be uneconomical if the commercial opportunity is insufficient to justify the investment required to develop and market the products or for other reasons. It is our objective that our spending in support of research, development and commercialization of the INTERCEPT programs be balanced with development funding for such programs from Baxter, BioOne, the Armed Forces and others. As a result, further product development and commercialization of the INTERCEPT Blood Systems will take longer than we previously anticipated and our objective of balancing spending with outside funding will reduce our ability to accelerate development in the future. We expect to continue to spend substantial funds for our operations for the foreseeable future. We believe that our existing capital resources, together with anticipated product revenue, funding from Baxter, MedImmune, BioOne and the United States government and projected interest income, will be sufficient to meet our capital requirements, until at least mid-2006. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by Baxter, MedImmune and the United States government, approval of our agreement with BioOne by its shareholders, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

To date, Cerus has been awarded $25.4 million in funding under cooperative agreements with the Department of Defense, and has also received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. If we are unable to obtain federal grant and cooperative agreement funding for future activities at similar or greater levels, we may need to further reduce our operating expenses, which would delay progress in some of our development programs.

In October 2003, Baxter Capital Corporation commenced legal proceedings against us seeking immediate repayment of principal and interest outstanding under the loan. Principal and interest totaling $60.1 million is outstanding as of September 30, 2004; however, if the loan is in default, then, under the terms of the loan agreement, $62.1 million of principal, interest and default penalties would be due as of September 30, 2004. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred. If we are unsuccessful in defending this legal action, or if we agree to repay all or part of the loan before January 2008, then we will require substantially greater funds to support our operations than currently anticipated. We do not know if we will be able to raise additional funds on acceptable terms. If we are unable to obtain sufficient additional capital, we may need to delay or cease certain development programs. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution.

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

As of September 30, 2004, we owned approximately 64 issued or allowed United States patents and approximately 63 issued or allowed foreign patents. Our patents expire at various dates between 2009 and 2018. In addition, we have pending United States patent applications and also have filed corresponding patent applications under the Patent Cooperation Treaty. In addition, we are a licensee under a number of license agreements with respect to patents covering inventions pertaining to psoralen-based photochemical decontamination treatment of whole blood or blood components and patents relating to vaccines, as well as related foreign patents. We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2002 to September 30, 2004, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.85 to a high of $58.68. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

If there is an adverse outcome in the securities class or derivative action litigation that has been filed against us, our business may be harmed.

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

We may fail to comply fully with elements of the Sarbanes-Oxley Act of 2002 by year-end 2004, or in future periods. Our failure to achieve and maintain effective internal controls in accordance with Section 404 of this Act could have a material adverse effect on our stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. During the course of our testing, we may identify deficiencies that cannot be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude in future periods that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and our chief financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that the information required to be disclosed by us in the reports that we file with or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II:        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On October 14, 2003, Baxter Capital, a financial subsidiary of Baxter International, filed a complaint in the Circuit Court of Cook County, Illinois against us seeking immediate repayment of amounts outstanding under a loan, including principal, interest and default penalties, which would be $62.1 million as of September 30, 2004 if we were in default on the loan. Baxter Capital alleges that changes in our business constitute a default under the loan agreement. We do not agree that any default has occurred. If we are unsuccessful in defending this legal action, or if we agree to repay all or part of the loan before January 2008, then we will require substantially greater funds from other sources than currently anticipated to support our operations.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

(a)	Exhibits

	3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

	3.2(2)	Bylaws of Cerus.

	4.2(2)	Specimen Stock Certificate.

	10.46*	Employment Agreement, dated July 22, 2004, between Cerus Corporation and William J. Dawson.

	31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K dated November 3, 1999.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

* Represents a management contract or compensatory plan or arrangement.

** This Certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	November 9, 2004	/s/ William J. Dawson

William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)