Form 10-K/A
period 2004-12-31
CERUS CORP
filed 2005-05-03
CIK 1020214

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq National Market, was $43,164,330.(1)

As of February 28, 2005, there were 22,299,673 shares of the registrant’s common stock outstanding.

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

This Amendment No. 1 (this “Form 10-K/A”) to Cerus’ Annual Report on Form 10-K for the year ended December 31, 2004 that was originally filed on March 16, 2005 (the “Original Filing”), is being filed to add certain information required by Part II, Item 9A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the following Items of the Original Filing:

•       Item 9A.        Contols and Procedures.

•       Item 15.         Exhibits and Financial Statement Schedules.

In addition, this Form 10-K/A includes Management’s Report on Internal Control Over Financial Reporting and the related Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting at Part IV, Item 15, a Consent of Independent Registered Public Accounting Firm at Exhibit 23.1 and certifications from Cerus’ Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with Cerus’ filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

Program	Therapeutic Indication	Cerus Product in Development	Development Status	Collaborator
Immunotherapy	Colorectal cancer metastasized to liver	Attenuated Listeria	Pre-clinical development of product candidate; IND submission planned for late 2005	The Johns Hopkins University
Immunotherapy	Pancreatic and ovarian cancer	Attenuated Listeria with Mesothelin	Pre-clinical development of product candidate	The Johns Hopkins University
Immunotherapy	Breast, prostate and colon cancers and metastatic melanoma	Attenuated Listeria with EphA2	Pre-clinical development of product candidate	MedImmune
Immunotherapy	Anthrax vaccine	KBMA platform	Pre-clinical research and development	National Institutes of Health
Blood Safety— Platelets	Surgery, cancer chemotherapy, transplantation, bleeding disorders	INTERCEPT Blood System for platelets

CE mark received and product is being marketed in certain countries in Europe; U.S. Phase III clinical trial completed, additional independent data analysis to be submitted to FDA, supplemental clinical trial may be required

Baxter in U.S., Europe and other countries; BioOne in Asia
Blood Safety—Plasma (FFP)	Surgery, transplantation, bleeding disorders	INTERCEPT Blood System for plasma	Phase III clinical trials completed; submission of CE Mark application planned for late 2005	Baxter in Europe; letter of intent with BioOne in Asia
Blood Safety—Red Blood Cells	Surgery, transplantation, anemia, cancer chemotherapy, trauma	INTERCEPT Blood System for red blood cells	Phase III clinical trials were terminated in September 2003 due to the detection of antibodies in two patients; R&D on potential modifications to the system is ongoing

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

Management’s Assessment of Internal Control.   Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 45.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a)           Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)          Exhibits

Exhibit Number	Description of Exhibit
3.1.1(5)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.
3.2(1)	Bylaws of Cerus.
4.2(1)	Specimen Stock Certificate.
10.1(1)	Form of Indemnity Agreement entered into between Cerus and each of its directors and executive officers.
10.2(1)*	1996 Equity Incentive Plan.
10.3(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.
10.4(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.
10.5(1)*	1996 Employee Stock Purchase Plan Offering.
10.14(1)	Series E Preferred Stock Purchase Agreement, dated April 1, 1996, between Cerus and Baxter Healthcare Corporation.
10.15(1)	Common Stock Purchase Agreement, dated September 3, 1996 between Cerus and Baxter Healthcare Corporation.
10.16(1)	Amended and Restated Investors’ Rights Agreement, dated April 1, 1996, among Cerus and certain investors.
10.17(10)†	Development, Manufacturing and Marketing Agreement, dated December 10, 1993 between Cerus and Baxter Healthcare Corporation.
10.21(1)	Industrial Real Estate Lease, dated October 1, 1992, between Cerus and Shamrock Development Company, as amended on May 16, 1994 and December 21, 1995.
10.22(1)	Real Property Lease, dated August 8, 1996, between Cerus and S.P. Cuff.
10.23(1)	Lease, dated February 1, 1996, between Cerus and Holmgren Partners.
10.24(1)	First Amendment to Common Stock Purchase Agreement, dated December 9, 1996, between Cerus and Baxter Healthcare Corporation.
10.25(1)†	Amendment, dated as of January 3, 1997, to the Agreement filed as Exhibit 10.17.

10.26(1)	Memorandum of Agreement, dated as of January 3, 1997, between Cerus and Baxter Healthcare Corporation.
10.27(2)†	License Agreement, dated as of November 30, 1992, by and among the Company, Miles Inc. and Diamond Scientific Corporation.
10.28(3)†	Amendment to Development, Manufacturing and Marketing Agreement, dated as of March 6, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.29(4)	Series A Preferred Stock Purchase Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.30(4)	Series B Preferred Stock Purchase Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.31(4)	Memorandum of Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.32(10)	Second Amendment to Development, Manufacturing and Marketing Agreement, dated as of June 30, 1998, by and between Cerus and Baxter Healthcare Corporation.
10.33(4)†	Development, Manufacturing and Marketing Agreement, dated April 1, 1996, by and between Cerus and Baxter Healthcare Corporation, as amended and restated June 30, 1998.
10.34(5)	Stockholder Rights Plan, dated November 3, 1999.
10.35(6)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999
10.36(7)*	Employment Agreement with Howard G. Ervin.
10.37(8)†	Collaborative License Agreement between Cerus and Kirin Brewery Company, Limited.
10.38(9)	Amendment to Section 4.2 of the June 30, 1998 Development Agreement between Cerus and Baxter.
10.39(11)	Lease, dated December 17, 1999 between Cerus and Redwoods Office Center, L.P.
10.40(11)	Lease, dated October 12, 2001 between Cerus and California Development, Inc.
10.41(12)	Loan Agreement, dated November 15, 2002, between Cerus and Baxter Capital Corporation.
10.42(12)†	Letter of Understanding between Cerus and Baxter, dated November 1, 2002.
10.43(13)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.
10.44(14)†	Collaboration and License Agreement, dated April 20, 2004, between Cerus Corporation and MedImmune, Inc.
10.45(14)*	Employment Agreement, dated August 5, 2004, between Cerus Corporation and Claes Glassell.
10.46(15)*	Employment Agreement, dated July 22, 2004, between Cerus Corporation and William J. Dawson.
10.47(a)*	Bonus Plan for Senior Management of Cerus Corporation, dated April 1, 2003, as amended on December 9, 2004, January 18, 2005, and February 15, 2005.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    †       Certain portions of this exhibit are subject to a confidential treatment order.

    *       Compensatory Plan.

(a)       Previously filed.

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

(12)   Incorporated by reference to Cerus’ Annual Report on Form 10-K, for the year ended December 31, 2002.

(13)   Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(14)   Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(15)   Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Ernst and Young’s attestation report on management’s assessment of internal control over financial reporting is included at page 46.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Cerus Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cerus Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cerus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cerus Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cerus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cerus Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Cerus Corporation and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Walnut Creek, California
April 29, 2005

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instrumens of the company or liabilities that are based on the fair value of a company’s equity instruments. Under FAS 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25, as described in the “Stock-Based Compensation” section of this Note 1. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the statements of operations. FAS 123R is effective for interim or annual periods beginning after June 15, 2005. The Company is required to adopt FAS 123R no later than the beginning of the third quarter of 2005. FAS 123R permits public companies to adopt its requirements using either the modified prospective method or the modified restrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. Under the modified retrospective method, the same provisions would apply but the company could also restate its earnings in certain prior periods base on the stock compensation amounts included in its previous pro forma disclosures. The Company has not yet determined which method it will elect beginning July 1, 2005. The effect of adoption of FAS 123R cannot be predicted at this time because it will depend on share-based payments granted in the future. Pro forma disclosures regarding the effect on the Company’s net loss and net loss per common share in 2004 and prior years, had the Company applied the fair value method of accounting for share-based compensation as prescribed by FAS 123, are contained in the “Stock-Based Compensation” section of this Note 1.

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

3. Investments

Available-for-sale securities comprised the following at December 31:

	2004
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government investments:
Original maturities less than one year	$1,005	$—	$(19)	$986
Original maturities one year or greater	44,390	1	(293)	44,098
Total government investments	45,395	1	(312)	45,084
Corporate debt investments:
Original maturities less than one year	1,709	—	(5)	1,704
Original maturities one year or greater	9,061	2	(10)	9,053
Total corporate investments	10,770	2	(15)	10,757
Total short-term investments	$56,165	$3	$(327)	$55,841

	2003
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government investments:
Original maturities less than one year	$7,239	$—	$—	$7,239
Original maturities one year or greater	46,861	—	—	46,861
Total government investments	54,100	—	—	54,100
Corporate debt investments:
Original maturities less than one year	2,999	—	—	2,999
Original maturities one year or greater	29,746	—	—	29,746
Total corporate investments	32,745	—	—	32,745
Total short-term investments	$86,845	$—	$—	$86,845

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 29th day of April 2005.

CERUS CORPORATION
By:	/s/ CLAES GLASSELL
Claes Glassell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLAES GLASSELL	President, Chief Executive	April 29, 2005
Claes Glassell	Officer and Director
(Principal Executive Officer)
/s/ WILLIAM J. DAWSON	Chief Financial Officer and	April 29, 2005
William J. Dawson	Vice President, Finance
(Principal Financial and
Accounting Officer)
*	Chairman of the Board	April 29, 2005
B. J. Cassin
*	Director	April 29, 2005
Timothy B. Anderson
*	Director	April 29, 2005
Laurence M. Corash, M.D.
*	Director	April 29, 2005
Bruce C. Cozadd
*	Director	April 29, 2005
William R. Rohn
* By: /s/ CLAES GLASSELL
Claes Glassell, Attorney-in-fact

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