Form 10-Q
period 2005-03-31
CERUS CORP
filed 2005-05-10
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                       YES ☐   NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒   NO ☐

As of April 30, 2005, there were 22,302,513 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2004

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,836	$39,493
Short-term investments	51,022	55,841
Accounts receivable from related parties	47	4
Accounts receivable and other current assets	4,460	4,533

Total current assets	60,438	99,871

Furniture and equipment, net of depreciation	953	947
Other assets	1,260	1,260

Total assets	$62,578	$102,078

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,383	$1,280
Accounts payable to a related party	—	196
Current loan and interest payable to a related party	—	34,500
Accrued expenses	3,303	4,825
Deferred revenue	10,469	13,217
Deferred gain on loan settlement	—	22,089

Total current liabilities	15,155	76,089

Long term debt payable to a related party	4,557	4,500

Total stockholders’ equity	42,866	21,489

Total liabilities and stockholders’ equity	$62,578	$102,078

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenue:
Development funding, related parties	$2,027	$192
Development funding, other	906	89
Government grants and cooperative agreements	3,228	3,366
Product sales	240	—

Total revenue	6,401	3,647

Operating expenses:
Research and development	5,049	8,668
General and administrative	2,421	3,043

Total operating expenses	7,470	11,711

Loss from operations	(1,069)	(8,064)

Gain on loan settlement	22,089	—
Interest income (expense), net	365	(1,130)

Net income (loss)	$21,385	$(9,194)

Net income (loss) per share - basic	$0.96	$(0.42)

Net income (loss) per share - diluted	$0.92	$(0.42)

Shares used in computing net income (loss) per share - basic	22,257	22,084

Shares used in computing net income (loss) per share - diluted	23,285	22,084

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$21,385	$(9,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	822
Gain on loan settlement	(22,089)	—
Stock-based compensation to employees	99	—
Stock-based compensation to consultants	1	—
Gain on sale of equipment	(4)	—
Changes in operating assets and liabilities:
Accounts receivable from a related party	(43)	(83)
Accounts receivable and other current assets	73	(1,577)
Other assets	—	25
Accounts payable to a related party	(196)	(1,057)
Accounts payable and accrued expenses	(1,401)	(1,009)
Accrued interest	57	1,500
Deferred revenue	(2,748)	27

Net cash used in operating activities	(4,671)	(10,546)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(197)	(136)
Purchases of short-term investments	(5,003)	(31,800)
Sales of short-term investments	6,000	37,000
Maturities of short-term investments	3,600	7,942

Net cash provided by investing activities	4,400	13,006

Financing activities:
Net proceeds from issuance of common stock	114	130
Repayment of loan	(34,500)	—
Payments on capital lease obligations	—	(12)

Net cash provided by (used in) financing activities	(34,386)	118

Net increase in cash and cash equivalents	(34,657)	2,578
Cash and cash equivalents, beginning of period	39,493	23,165

Cash and cash equivalents, end of period	$4,836	$25,743

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period.  Cash, cash equivalents and short-term investments amounts as of December 31, 2004, have been reclassified from amounts reported in the balance sheet included in our 2004 Annual Report on Form 10-K/A.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K/A. The accompanying balance sheet as of December 31, 2004, has been derived from our audited financial statements as of that date.

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

Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2005 and 2004, respectively: the expected volatility was 0.583 and 0.650 and the risk-free interest rate was 4.20% and 2.77%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

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

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net income (loss):
As reported	$21,385	$(9,194)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	50	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	580	1,200

Pro forma net income (loss)	$20,855	$(10,394)
Net income (loss) per share - basic, as reported	$0.96	$(0.42)
Net income (loss) per share - diluted, as reported	$0.92	$(0.42)
Net income (loss) per share - basic, pro forma	$0.94	$(0.47)
Net income (loss) per share - diluted, pro forma	$0.90	$(0.47)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of a company’s equity instruments. Under FAS 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25, as described above. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the statements of operations. We are required to adopt FAS 123R no later than the beginning of the first quarter of 2006. FAS 123R permits public companies to adopt its requirements using either the modified prospective method or the modified restrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. Under the modified retrospective method, the same provisions would apply, but the company could also restate its earnings in certain prior periods based on the stock compensation amounts included in its previous pro forma disclosures. We have not yet determined which method we will elect beginning January 1, 2006. The effect of adoption of FAS 123R cannot be predicted at this time because it will depend on share-based payments granted in the future. Pro forma disclosures regarding the effect on our net income and net income per common share in the three months ended March 31, 2005, and prior periods, had we applied the fair value method of accounting for share-based compensation as prescribed by FAS 123, are presented in the table above.

Note 3 – Disclosures About Segments of an Enterprise

We have two reportable segments: blood safety programs and immunotherapies. The blood safety segment primarily comprises research and development of the INTERCEPT Blood Systems. The immunotherapies segment primarily comprises research and development of vaccines using our Listeria platform. The accounting policies of the reportable segments are the same as those under which our financial statements are prepared. There are no transactions between reportable segments.

Prior to October 8, 2004, we had one reportable segment, which was the development of biomedical systems using our proprietary technology for controlling biological replication. On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. On October 8, 2004, our board of directors approved a strategic plan, which resulted in the two reportable business segments. Our senior management do not view segment results below operating loss and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. For the periods presented, revenue from Baxter, BioOne and the Armed Forces are included in blood safety programs, and revenue from MedImmune and the Armed Forces are included in immunotherapies. Segment information for the three months ended March 31, 2005 and 2004, is presented below (in thousands):

	Three Months Ended March 31, 2005
	Revenue	Operating Income (Loss)

Blood safety programs	$3,168	$551
Immunotherapies	3,233	(1,620)
Totals	$6,401	$(1,069)

	Three Months Ended March 31, 2004
	Revenue	Operating Income (Loss)

Blood safety programs	$3,438	$(5,963)
Immunotherapies	209	(2,101)
Totals	$3,647	$(8,064)

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income (loss):
As reported	$22,385	$(9,194)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(546)	—

Comprehensive income (loss)	$21,839	$(9,194)

Note 5 – Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. For the three months ended March 31, 2005, diluted net income per share includes the effect of 695,000 shares of common stock calculated on options outstanding using the treasury stock method and the Series B preferred stock, which would convert into 332,700 shares of common stock. Stock options and Series B preferred stock outstanding during the three months ended March 31, 2004, were not included in the computation of diluted net loss per share because their effect was antidilutive.

Note 6 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation (“Baxter”), a subsidiary of Baxter International Inc. (“Baxter International”), MedImmune, Inc., BioOne Corporation, the National Marrow Donor Program and Kirin Brewery Company, Ltd. Baxter and BioOne are related parties to us. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Up-front payments from BioOne, MedImmune and Kirin were deferred and are being recognized ratably over the periods to which the payments relate.

We receive certain United States government grants in support of our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

Note 7 – Restructured Agreements with Baxter, a Related Party

Prior to February 2005, Baxter and we shared development expenses for the INTERCEPT Blood Systems for platelets and red blood cells under our existing development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the INTERCEPT Blood System for plasma. Under the agreements, Baxter had been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for us to receive approximately 33.5% of revenue from sales of system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. Recognition of product sales revenue was deferred from the fourth quarter of 2003 through December 31, 2004, as a result of revenue sharing payments being withheld by Baxter due to a dispute over the timing of repayment of a loan from Baxter Capital Corporation (“Baxter Capital”), a subsidiary of Baxter International (see Note 8).

In February 2005, Baxter and we entered into agreements that reaffirmed the previous agreements in certain respects and modified them in other respects. Under the February 2005 agreements, Baxter retains the right and responsibility, or commercialization rights, to market and sell the platelet system worldwide. Baxter also retains commercialization rights for the plasma system in all parts of the world except the United States and Canada. Baxter retains these commercialization rights, in general, through 2006. Baxter has options to extend these commercialization rights for successive two-year periods after 2006. Baxter’s commercialization rights for the platelet system are subject to the rights of BioOne in Japan and certain other Asian countries under agreements previously signed with BioOne. If a transaction is completed with BioOne for the plasma system in such countries, Baxter’s rights will also be subject to that agreement.

Pursuant to the February 2005 agreements, we gained commercialization rights to the plasma system in the United States and Canada and commercialization rights to the red blood cell system worldwide. As to such regions, our license to Baxter terminated and Baxter granted us a license to any Baxter technology included in the plasma system and the red blood cell system, respectively.

In addition, if Baxter does not exercise its option to extend its commercialization rights after 2006, or any subsequent two-year period, we will gain the commercialization rights for the products and countries that Baxter then holds.

Under the February 2005 agreements, Baxter remains solely responsible for sales and marketing expenses for the products/countries as to which it maintains commercialization rights. For 2005 and 2006, Baxter has agreed to fund $13.1 million of expenses for platelet and plasma system sales and marketing and for activities directed toward CE Mark approval of the plasma system. Baxter has also agreed to furnish specified levels of personnel to conduct sales and marketing of the platelet system and, upon approval, plasma system in Europe. Our agreements with Baxter provide for sales and marketing strategy surrounding Baxter’s commercialization rights to be set by a joint Cerus/Baxter governance committee.

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

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the February 2005 agreements. Commencing January 1, 2005, each company bears its own expenses regarding discussions with the FDA to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Following such discussions, Baxter may continue to retain its commercialization rights for the platelet system in the United States and Canada provided it funds 100% of future development expenses directed toward obtaining FDA approval and also commits to specified levels of sales and marketing expenditures for the product. Under the agreements, Baxter ceases to have any obligation to fund development of the red blood cell system.

We remain responsible for funding 100% of development expenses for the plasma system, except that $2.2 million of Baxter’s $13.1 million commitment (described above) may be applied to activities directed toward obtaining CE Mark approval of the plasma system. Baxter has agreed to cooperate with us to complete certain activities required for the CE Mark application. Such activities shall, except for the right to apply such $2.2 million, be at our expense. For the three months ended March 31, 2005, we applied $254,000 of Baxter’s commitment to expenses incurred during the period directed toward obtaining CE Mark approval for the plasma system. This amount was recognized as development funding revenue for the period.

Note 8 – Loan Payable to a Related Party

In January 2003, we received proceeds from a $50.0 million loan from Baxter Capital. The interest rate on the loan was 12% per annum. Under the terms of the loan, no payment of principal or interest was due until 2008. The loan was secured by our current and future accounts receivable from sales of the platelet system under our existing agreement with Baxter.

In October 2003, Baxter Capital commenced legal proceedings against us seeking immediate repayment of amounts outstanding under the loan. Baxter Capital alleged that changes in our business constituted a default under the loan agreement. We did not agree that any default occurred and therefore believed that, under the terms of the loan, no principal or interest payments should be due until January 2008.

Concurrent with the February 2005 restructured agreements between Baxter and us, Baxter Capital and we entered into an agreement under which we immediately paid $34.5 million to Baxter Capital and entered into a promissory note for $4.5 million, payable with 8% interest in December 2006. Baxter Capital has agreed to accept these payments in full satisfaction of the loan obligation, and the parties dismissed all related legal actions.

Because the settlement of litigation and the restructured agreements with Baxter and Baxter Capital related to conditions that required estimates and existed as of December 31, 2004, we adjusted the balance sheet as of that date, to reflect the terms of the February 2005 loan settlement agreement. The December 31, 2004, balance sheet includes a current payable of $34.5 million, which was paid in February 2005 to Baxter Capital, a $770,000 accrual included within other accrued expenses for other estimated expenses in connection with the restructured commercialization agreements with Baxter, a deferred gain of $22.1 million on the loan settlement and long-term debt of $4.5 million, representing the note due to Baxter Capital in December 2006, which accrues interest at 8%. The gain on the loan settlement was recognized in the first quarter of 2005, when the settlement occurred.

As a result of the loan settlement, we received a payment of $209,000 from Baxter representing withheld revenue share from product sales through December 31, 2004. This amount was recognized as product sales revenue during the three months ended March 31, 2005, in addition to revenue related to product sales during the current period.

Note 9 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.5% of our outstanding common shares as of March 31, 2005. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 10 – Litigation

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us, and certain of our present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased our publicly traded securities between October 25, 2000 and September 3, 2003.  The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in our red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandoned the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retained the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributable to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint with allegations similar to those contained in the previous amended consolidated complaint. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

In addition, certain of our present and former directors and officers were named as defendants in two virtually identical derivative lawsuits in the Superior Court for the County of Contra Costa, California, which named us as a nominal defendant. The plaintiffs in these actions are certain of our stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The complaints alleged breach of fiduciary duty and related claims. Plaintiffs filed a consolidated complaint on June 1, 2004. The consolidated complaint repeats the allegations made in the original complaints, asserts the same claims as those complaints and seeks an unspecified amount of damages. On August 5, 2004, the Court approved a stipulation and proposed order staying the action for so long as the discovery stay in the securities action remains in place. The order further provides that plaintiffs may file an amended consolidated complaint within thirty days following the resolution of the pleadings in the securities action. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

Note 11 – Transactions with BioOne

In April 2004, we made a $93,000 investment in the common stock of BioOne, a privately-held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms and other corporations. Because our investment initially represented greater than 20% of BioOne’s common stock, we accounted for this investment under the equity method for the three months ended June 30, 2004. During this period, we recorded a loss of $62,000 representing our share of BioOne’s net losses for that period.

In June 2004, Baxter and we entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and we each received up-front payments of $10.0 million. The up-front payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which the payment relates. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us.

In July 2004, we made an additional $1.1 million investment in BioOne equity securities. As a result of dilution from additional concurrent third party investments in BioOne, we now hold less than 20% of the outstanding voting securities of BioOne and account for this investment under the cost method. We have determined that there is no impairment of this investment as of March 31, 2005.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne. Our right to retain the up-front payment is not contingent upon completion of the definitive agreement. The payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. Terms specified in the letter of intent are subject to the parties entering into a definitive agreement. We recognized $1.8 million of revenue under our agreements with BioOne during the three months ended March 31, 2005.

Note 12 – Restructuring

On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the restructuring , we reduced our workforce by approximately 35% and also have reduced other operating expenses. During the year ended December 31, 2004, we recorded aggregate charges of $2,816,000 associated with this restructuring. There were no restructuring expenses recorded during the three months ended March 31, 2005 and 2004.

As of December 31, 2004, the accrual for restructuring was $692,000. During the three months ended March 31, 2005, we paid $133,000 related to restructuring expenses. As of March 31, 2005, the accrual for restructuring was $559,000, related to severance benefits payable in installments until May 2006. We do not expect to record further costs related to this restructuring.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2004 audited financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K/A. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2005 or any future period.

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

The condensed balance sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

Baxter and INTERCEPT Blood are trademarks of Baxter International Inc.

Overview

We are developing novel technologies to provide safer and more effective options to patients in areas with substantial unmet medical needs, particularly within the fields of cancer, infectious disease and blood safety. We are employing our proprietary vaccine platform, often with public domain and proprietary antigens, to develop new therapies for cancer and infectious disease. We have three therapeutic cancer vaccine products in development using our Listeria vaccine platform; one, MEDI-543 (EphA2), in collaboration with MedImmune, Inc., or MedImmune, and two, CRS-100 and CRS-207, with The Johns Hopkins University. We are also collaborating with subsidiaries of Baxter International Inc., or Baxter, and with BioOne Corporation, or BioOne, on the INTERCEPT Blood System, which is designed to enhance the safety of donated blood components by inactivating viruses, bacteria, other pathogens and white blood cells. The INTERCEPT Blood System is based on our Helinx technology for controlling biological replication. The INTERCEPT Blood System for platelets, or platelet system, is currently being marketed by Baxter in Europe.

On June 30, 2004, we announced the realignment of our operations to increase resources for our programs to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and also reduced our operating expenses.

On February 3, 2005, we announced an agreement to restructure our collaboration with Baxter related to the INTERCEPT Blood System. Under the terms of the agreement, Baxter has agreed to continue to invest in commercialization activities in Europe in 2005 and 2006 for the platelet system and INTERCEPT Blood System for plasma, or plasma system. Baxter also has agreed to work collaboratively with us on the preparation of a CE Mark application for the plasma system. Baxter has an option beyond 2006 to continue as our exclusive European marketing partner for the platelet and plasma systems. Together with Baxter, we continue to pursue regulatory approval for the platelet system in the United States. We also continue to collaborate on commercialization activities for the platelet and plasma systems in regions outside the United States and Canada that are not covered by existing agreements with BioOne. Under the terms of the restructured agreement, we gained worldwide rights for the INTERCEPT Blood System for red blood cells, or red blood cell system, and also U.S. and Canadian rights for the plasma system, previously held by Baxter. As a result, we are solely responsible for development and commercialization of the red blood cell system worldwide and the plasma system in the United States and Canada. Baxter continues certain manufacturing responsibilities in support of our development and commercialization activities. Under a separate agreement, we paid $34.5 million to Baxter Capital Corporation on February 3, 2005, and executed a promissory note for $4.5 million, payable with interest in December 2006. Baxter Capital has agreed to accept these payments in full satisfaction of the loan obligation of $50.0 million plus accrued interest that had been outstanding, and both parties dismissed the related legal actions.

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

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. We have recorded operating losses since inception and, as of March 31, 2005, had an accumulated deficit of approximately $298.3 million. Except for the INTERCEPT Blood System for platelets, for which the European Union approved issuance of a CE Mark, all of our product candidates are in the research and development stage. We must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully complete development and obtain additional regulatory approvals of, and on the abilities of our partners and us to commercialize and achieve market acceptance of, blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Agreement with MedImmune, Inc. In April 2004, we entered into an agreement with MedImmune to co-develop a novel therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. A vaccine, MEDI-543 (EphA2), is being developed in this collaboration using our Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from this collaboration. We are responsible for pre-clinical development of a therapeutic vaccine candidate. We are receiving development funding and may receive contingent milestone payments and royalties on future product sales. In May 2004, we received an up-front payment of $1.0 million from MedImmune. The up-front payment was recorded as deferred revenue and is being recognized ratably as development funding over the pre-clinical development period. We recognized $870,000 of development funding under this agreement during the three months ended March 31, 2005.

Restructured Agreements with Baxter for Commercialization of the INTERCEPT Blood System. Prior to February 2005, we shared development expenses with Baxter for the platelets and red blood cell systems under our development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the plasma system. We recognized $192,000 of development funding under these agreements during the three months ended March 31, 2004. Under the agreements, Baxter has been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for us to receive approximately 33.5% of revenue from sales of platelet system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. We did not recognize revenue from product sales during the three months ended March 31, 2004, because revenue sharing payments were being withheld by Baxter due to a dispute over the timing of repayment of a loan to us from Baxter Capital.

We entered into agreements with Baxter in February 2005 that reaffirmed our previous agreements in certain respects and modified them in other respects. Under the February 2005 agreements, Baxter retained the right and responsibility to market and sell, sometimes referred to as commercialization rights for, the platelet system worldwide. Baxter also retains commercialization rights for the plasma system in all parts of the world except the United States and Canada. Baxter retains these commercialization rights, in general, through 2006. Baxter has options to extend these commercialization rights for successive two-year periods after 2006. Baxter’s commercialization rights for the platelet system are subject to the rights of BioOne in Japan and certain other Asian countries under agreements previously signed with BioOne. If a transaction is completed with BioOne for the plasma system in such countries, Baxter’s rights will also be subject to that agreement.

Pursuant to the February 2005 agreements, we gained commercialization rights to the plasma system in the United States and Canada and commercialization rights to the red blood cell system worldwide. As to such regions, our license to Baxter terminated and Baxter granted us a license to any Baxter technology included in the plasma system and the red blood cell system, respectively.

In addition, if Baxter does not exercise its option to extend its commercialization rights after 2006, or any subsequent two-year period, we will gain the commercialization rights for the products and countries that Baxter then holds.

Under the February 2005 agreements, Baxter remains solely responsible for sales and marketing expenses for the products/countries as to which it maintains commercialization rights. For 2005 and 2006, Baxter has agreed to fund $13.1 million of expenses for INTERCEPT Blood System sales and marketing and for activities directed toward CE Mark approval of the plasma system. Baxter has also agreed to furnish specified levels of personnel to conduct sales and marketing of the platelet system and, upon approval, the plasma system in Europe. Our agreements with Baxter provide for sales and marketing strategy surrounding Baxter’s commercialization rights to be set by a joint Cerus/Baxter governance committee.

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

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the February 2005 agreements. Commencing January 1, 2005, each company bears its own expenses regarding our discussions with the FDA to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Following such discussions, Baxter may continue to retain its commercialization rights for the platelet system in the United States and Canada provided it funds 100% of future development expenses directed toward obtaining FDA approval and also commits to specified levels of sales and marketing expenditures for the product. Under the agreements, Baxter ceases to have any obligation to fund development of the red blood cell system.

We remain responsible for funding 100% of development expenses for the plasma system, except that $2.2 million of Baxter’s $13.1 million commitment (described above) may be applied to activities directed toward obtaining CE Mark approval of the plasma system. Baxter has agreed to cooperate with us to complete certain activities required for the CE Mark application. Such activities shall, except for the right to apply such $2.2 million, be at our expense. For the three months ended March 31, 2005, we applied $254,000 of Baxter’s commitment to expenses incurred during the period directed toward obtaining CE Mark approval of the plasma system. This amount was recognized as development funding revenue for the period.

Under a separate agreement with Baxter Capital relating to the $50.0 million loan and accrued interest, we paid $34.5 million to Baxter Capital in February 2005 and entered into a promissory note for $4.5 million, payable with 8% interest in

December 2006. Baxter Capital has agreed to accept these payments in full satisfaction of the loan obligation, and Baxter Capital and we have dismissed the related legal actions. As a result of the loan settlement, we received a payment of $209,000 from Baxter representing withheld revenue share from product sales through December 31, 2004. This amount was recognized as product sales revenue during the three months ended March 31, 2005, in addition to revenue related to product sales during the current period.

Agreements with BioOne. In June 2004, Baxter and we entered into an agreement with BioOne for commercialization of the platelet system in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the platelet system in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following BioOne’s receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and we each received up-front payments of $10.0 million. We recorded the up-front payments as deferred revenue and amounts are being recognized ratably as development funding over the expected period to regulatory approval. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne. Our right to retain the up-front payment is not contingent upon completion of the definitive agreement. The payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. Terms specified in the letter of intent are subject to the parties entering into a definitive agreement. We recognized $1.8 million of revenue under our agreements with BioOne during the three months ended March 31, 2005.

Cooperative Agreements with the Armed Forces of the United States. In February 2001, we were awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. In September 2002, May 2003, January 2004 and July 2004, we were awarded additional funding of $6.5 million, $6.2 million, $5.5 million and $3.7 million, respectively, all of which was awarded to continue funding of projects to develop our pathogen inactivation technologies to improve the safety and availability of blood that may be used by the Armed Forces for medical transfusions. Under the conditions of the agreements, we are conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. This funding also supports advanced development of our blood safety technologies. We recognized $0.9 million and $3.2 million of revenue under these awards during the three months ended March 31, 2005 and 2004, respectively.

In October 2004, we received a $6.2 million award from the Army Medical Research Acquisition Activity division of the Department of Defense for the research and development of vaccines for biodefense and cancer. The award funds work to be performed through November 2006. We recognized $2.1 million of revenue under this award during the three months ended March 31, 2005.

Agreement with Kirin. In January 2001, we entered into a collaborative agreement with the Pharmaceutical Division of Kirin Brewery Co. Ltd., or Kirin, to develop and market products for stem cell transplantation based on our Helinx technology. Under the terms of the agreement, we will jointly develop the products with Kirin. We received an initial license fee of $1.0 million. The license fee was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. We do not expect to receive additional funding from Kirin. Although the agreement calls for Kirin to fund all development expenses for the Asia-Pacific region and a portion of our development activities toward obtaining product approval in the United States, no such development activities co-funded by Kirin are currently ongoing. Upon product approval, Kirin has exclusive rights to market the products in the Asia-Pacific region, including Japan, China, Korea and Australia, and we would receive a specified share of product revenue, including a royalty and reimbursement of our cost of goods. We retain all marketing rights for the rest of the world, including the United States and Europe.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue and research and development expenses, investments and accrued liabilities to be critical policies. There have been no changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-K/A with the SEC on May 3, 2005. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K/A.

Results of Operations

Three-Month Periods Ended March 31, 2005 and 2004

Revenue. Development funding from related parties, Baxter and BioOne, increased to $2.0 million for the three months ended March 31, 2005, from $0.2 million for the comparable period in 2004. The increase was due primarily to revenue recognized from up-front payments received from BioOne. Under the February 2005 restructured agreements, we recognized $0.3 million of funding from Baxter for the plasma program. In the three months ended March 31, 2004, under the previous agreements, we recognized $0.2 million of development funding from Baxter for the platelet and red blood cell programs. Development funding from BioOne was 27% of total revenue for the three months ended March 31, 2005. Development funding from Baxter was 4% of total revenue for the three months ended March 31, 2005.

Development funding from other sources, which includes MedImmune, Kirin and the National Marrow Donor Program, or NMDP, increased to $0.9 million for the three months ended March 31, 2005, from $0.1 million for the comparable period in 2004. The increase was due to development funding from our April 2004 agreement with MedImmune. The agreement under which we recognized development funding from the NMDP expired on March 31, 2004. Development funding from MedImmune and Kirin was 14% and less than 1%, respectively, of total revenue for the three months ended March 31, 2005.

Revenue from government grants and cooperative agreements decreased 4% to $3.2 million for the three months ended March 31, 2005 from $3.4 million for the comparable period in 2004. The decrease was due primarily to reduced expenditures under the blood safety awards in 2005 partially offset by funding for vaccines programs under the October 2004 award.

In the three months ended March 31, 2005, we recognized $240,000 of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue was deferred until payment of such revenue became reasonably assured. After the loan settlement with Baxter Capital in the first quarter of 2005, we recognized $209,000 of product sales revenue relating to our share of product sales prior to December 31, 2004, that had previously been deferred. An additional $31,000 of product sales revenue was recognized related to our share of product sales in the current quarter. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement in the larger-market European countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, payments for licensed technologies, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, manufacturing development and other laboratory studies. Research and development expenses decreased 42% to $5.0 million for the three months ended March 31, 2005, from $8.7 million for the comparable period in 2004. The decrease was due primarily to reduced development spending for our blood safety programs as a result of our June 2004 restructuring.

Our total research and development costs included $1.7 million for our blood safety programs and $3.4 million for our immunotherapy programs for the three months ended March 31, 2005, and $7.0 million for our blood safety programs and $1.6 million for our immunotherapy programs for the comparable period in 2004. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses decreased 20% to $2.4 million for the three months ended March 31, 2005, from $3.0 million for the comparable period in 2004. The decrease was principally attributable to the effects of our June 2004 restructuring.

Gain on Loan Settlement. Concurrent with the February 2005 restructured agreements between Baxter and us, Baxter Capital and we entered into an agreement under which we immediately paid $34.5 million to Baxter Capital and entered into a promissory note for $4.5 million, payable with 8% interest in December 2006. Baxter Capital has agreed to accept these payments in full satisfaction of the loan obligation, and the parties dismissed all related legal actions. As a result, we recorded a non-operating gain of $22.1 million that reflected the difference between loan principal and accrued interest balances recorded through 2004, less amounts paid in February 2005 and remaining accrued liabilities as a result of the settlement, including a $770,000 accrual included within other accrued expenses for other estimated expenses in connection with the restructured commercialization agreements with Baxter and long-term debt of $4.5 million, representing the note due to Baxter Capital in December 2006, which accrues interest at 8%. The gain on the loan settlement was recognized in the first quarter of 2005, when the settlement occurred.

Net Interest Income (Expense). Net interest income was $0.4 million for the three months ended March 31, 2005, compared to net interest expense of $1.1 million during the comparable period in 2004. In the three months ended March 31, 2005, $57,000 of interest expense was accrued at 8% on the $4.5 million note payable to Baxter Capital. In the three months ended March 31, 2004, interest expense was accrued at 12.0% on the $50.0 million loan from Baxter Capital. Interest income was $0.4 million for each period. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne, MedImmune and others, United States government grants and cooperative agreements and interest income. To date, we have not received a significant amount of capital from product sales revenue, and we will not derive significant capital from product sales unless and until one or more products receive regulatory approval and achieve market acceptance.

At March 31, 2005, we had cash, cash equivalents and short-term investments of $55.9 million. Net cash used in operating activities was $4.7 million for the three months ended March 31, 2005, compared to $10.5 million for the same period in 2004. The reduction in net cash used in operating activities was primarily due to the operating loss of $1.1 million during the period and changes in other operating balances including decreases in accrued expenses and deferred revenue. Net cash provided by investing activities during the three months ended March 31, 2005, of $4.4 million resulted principally from sales and maturities of short-term investments being greater than the combination of purchases of short-term investments and equipment and leasehold improvements during the period. Working capital increased to $45.3 million at March 31, 2004, from $23.8 million at December 31, 2004, primarily due to the gain on the loan settlement recognized during the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements for at least two years. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and our immunotherapy programs, payments from our development and commercialization partners, including MedImmune and BioOne, and from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will be dependent on these factors and on the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, development progress in our immunotherapy programs, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from December 31, 2004
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Loan and interest payable to a related party	$39,716	$34,500	$5,216	$—	$—
Minimum purchase requirements	150	50	100	—	—
License fees and sponsored research	377	231	126	20	—
Operating leases	2,936	1,281	1,205	450	—

Total contractual cash obligations	$43,179	$36,062	$6,647	$470	$—

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized losses at March 31, 2005, and December 31, 2004, totaled $546,000 and $324,000, respectively. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $55.3 million at March 31, 2005, approximately 9% have original maturity dates of less than 90 days, and approximately 9% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.

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

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional analysis of the clinical trial data, under the direction of an independent contract research organization, to determine if apparent differences between treatment groups in the category of respiratory adverse events reported in the study were attributable to inconsistent event reporting. The assessments of primary patient records showed no statistically significant differences between groups. These assessments differed from adverse events drawn from the patient records, which showed statistically significant differences in specific respiratory events. We submitted a report of the analysis to the FDA for review. The report included conclusions from an independent panel of experts. If the results of this analysis are satisfactory to the FDA, we expect the FDA to request a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. The supplemental clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the results of our analysis or data from any additional clinical trials to be acceptable for approval. Before we begin a supplemental clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

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

Our vaccine programs are in an early stage of development and there is a high risk of failure. We will be required to perform extensive pre-clinical and clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain. Failure to demonstrate the safety or efficacy of a product candidate in pre-clinical studies or clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. Naturally-occurring Listeria is a bacterium that is a human pathogen that can cause serious illness. Although our vaccine candidates use proprietary, modified strains of Listeria that are designed to be substantially less able to cause illness in humans, our vaccine candidates may not be accepted for clinical testing unless we successfully complete a number of pre-clinical safety studies. We may not be able to identify a dose range in which our product candidates are therapeutically effective and maintain adequate safety margins. We have not yet discussed our pre-clinical development and clinical trial plans for our vaccine candidates with the FDA. Because our vaccine candidates use a novel platform, the FDA may require studies that we have not anticipated. In addition, we intend to contract with third-party manufacturers to produce our vaccines for research, pre-clinical and clinical testing. We have manufactured only preliminary toxicology lots of our vaccines for pre-clinical studies, but have not manufactured sufficient quantities for clinical testing, and may not be successful in doing so. We rely on third parties to conduct aspects of pre-clinical development on our behalf, including contract manufacturing and research services. These third parties may encounter delays, over which we have significantly less control than research and development activities performed in-house, or experience unexpected results. We may experience numerous unforeseen events during, or as a result of, the pre-clinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

Our INTERCEPT products may not achieve acceptance in, or be rapidly adopted by, the health care community.

In Europe, the Baxter sales and marketing organization has made only modest progress in countries where the INTERCEPT Blood System for platelets has been fully approved for sale. Despite our CE Mark approval, we have encountered governmental and blood banking community resistance to commercial adoption, including concerns from some national transfusion services, governmental agencies and healthcare policy groups regarding efficacy, cost and risk-benefit profile. For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products may require significant changes to our potential customers’ space and staffing requirements and require significant capital investment. Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost. Baxter or we may be required to reduce the sales price for our products. This may reduce our revenue share from Baxter and, for regions in which we are solely responsible for marketing our products, may reduce or eliminate our gross profit on sales. There is some volume loss in the yield of blood products as a result of our pathogen inactivation process. In addition, our process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. If the volumetric reduction of blood product leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our product. In addition, our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance. Our products may be inappropriate for certain patients, which could reduce the potential market size. In addition, some potential customers have indicated that further safety information or additional studies would be required before adopting our products. For example, some potential customers may require that we complete studies showing that platelets treated with our system are suitable for transfusions up to seven days after collection. We believe that future product sales in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products. If our INTERCEPT products fail to achieve market acceptance, we may never become profitable.

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

•                  human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components or immunotherapies; and

•                  manufacturing and stability studies.

We have conducted many toxicology studies to demonstrate our INTERCEPT product candidates’ safety, and we plan to conduct toxicology studies for our vaccine candidates and red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. In addition, our clinical development plan assumes that we will not be required to perform human clinical studies to demonstrate our INTERCEPT product candidates’ ability to inactivate pathogens. Although we have discussed this plan with the FDA and other regulatory authorities, they may find it unacceptable at any time and may require human clinical trials to demonstrate efficacy in inactivating pathogens. Trials of this type may be too large and expensive to be practical.

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

Baxter is providing significant support for our regulatory activities regarding the INTERCEPT products and regions for which it retains commercialization rights.  We have the sole responsibility to support regulatory activities for the INTERCEPT products to which we have gained or will gain commercialization rights.  We may not currently have the appropriate resources to support these products.  To the extent that we are required to support regulatory activities of additional INTERCEPT products, we may need to increase our regulatory resources, which may result in increased costs and may potentially delay regulatory filings.

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

•                  We rely on Baxter for regulatory support for certain products and regions. If Baxter fails to perform satisfactorily in this function, our CE Mark filing for our plasma system and our efforts to seek FDA approval of our platelet system will be significantly delayed. Delays or inabilities to complete regulatory filings and obtain approvals will delay or prevent us from being able to recognize sales of our products and attain profitability. Under our agreements with Baxter, commercialization rights for the platelet system in the United States and Canada will transfer to us if Baxter does not commit to additional development and marketing obligations following further discussions with the FDA. Baxter may not decide to make such additional commitments. In such event, we would become fully responsible for regulatory activities for the platelet system in the United States, and our efforts to seek regulatory approval of the platelet system may be further delayed.

•                  We currently rely on Baxter for manufacturing and supplying components of our systems for platelets and plasma. Under the terms of our agreements, Baxter is currently responsible for manufacturing and supplying certain components and devices for development and commercial use for a limited period of time. If Baxter fails to design or deliver an adequate supply of components or devices, we would be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or components from Baxter could delay further regulatory approvals, market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Because of low sales volumes and other reasons, Baxter’s costs to manufacture commercial components for the INTERCEPT Blood System for platelets are greater than we previously anticipated and may continue to rise. This will reduce our potential revenue from European platelet system sales.

•                  We rely on Baxter for marketing, sales and distribution for certain products and regions. We currently have a small scientific affairs group that helps support Baxter’s marketing organization; however, we do not have our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System for platelets and plasma in certain countries. If Baxter fails to perform in regions where it maintains commercialization rights, we would be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and would delay commercialization of our pathogen inactivation systems. Under our agreements with Baxter, commercialization rights for the platelet system in the United States and Canada will transfer to us if Baxter does not commit to additional development and marketing obligations following further discussions with the FDA. Baxter may decide not to make such additional commitments. In such event, we would become fully responsible for marketing, sales and distribution of the platelet system in the United States and Canada, and our efforts to commercialize our platelet system may be further delayed.

We will be required to identify and enter into agreements with third parties to manufacture, market and sell our products.

Baxter’s current manufacturing, marketing and sales responsibilities for our platelet and plasma systems have limited terms. Baxter is no longer obligated to provide marketing and sales for our plasma system in the United States and Canada or manufacturing, marketing and sales for our red blood cell system at all. For the products and regions for which we have gained or will gain commercialization rights, we will need to identify third parties to provide these services and we do not intend to develop these capabilities ourselves. It may be difficult to enter into these types of agreements with third parties on reasonable terms. It will be time-consuming for other manufacturers to develop the capability to manufacture our INTERCEPT products economically and to gain regulatory approval to do so for commercial use. We may be unable to identify and contract with a manufacturer that can make our products cost-effectively. We expect that our need for manufacturers other than Baxter for certain products and regions will delay our efforts to commercialize our products in those regions.

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

Because our INTERCEPT product candidates have not been manufactured on more than a limited commercial scale, we face manufacturing uncertainties that could limit their commercialization. If our third-party manufacturers fail to produce our compounds satisfactorily and in sufficient quantities, we may incur delays, shortfalls and additional expenses.

Our INTERCEPT product candidates, including many of the components, have never been manufactured on a commercial scale. We intend to use third-party manufacturers to produce commercial quantities of the chemical compounds to be used in our products. These compounds have not yet been produced in quantities sufficient to support commercialization for all regions in which we may market our products.  We have an agreement with a manufacturer to produce commercial quantities of amotosalen, which is the compound used in our platelet and plasma systems. We currently do not have any other third-party manufacturing agreements in place for commercial production of other compounds used in our red blood cell system. Any additional commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations. It may be difficult or impossible to economically manufacture our products on a commercial scale.

Baxter is responsible for manufacturing and assembling our platelet systems and plasma systems in certain regions. Baxter intends to rely on third parties to manufacture and assemble some of the system components, many of which are customized and have not been manufactured on a commercial scale. Baxter has produced some pathogen inactivation systems in modest commercial quantities, but may not be able to manufacture and assemble other systems or in larger quantities, or do so economically. In the United States, studies related to the platelet system disposable and compound manufacturing need to be completed and included in FDA submissions before the FDA would consider the applications for approval.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $57.2 million in 2002, $58.3 million in 2003 and $31.2 million in 2004. As of March 31, 2005, we had an accumulated deficit of approximately $298.3 million. Except for the INTERCEPT Blood System for platelets, which has received European CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2003 to March 31, 2005, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.85 to a high of $21.72. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

We, and certain of our current and former officers and directors, are named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Northern District of California. The lawsuit is brought on behalf of a purported class of purchasers of our securities, and seeks unspecified damages. In addition, our directors and certain of our current and former officers have been named as defendants in a derivative lawsuit in the Superior Court for the County of Contra Costa, California, which names Cerus as a nominal defendant. The plaintiff in this action is a Cerus stockholder who seeks to bring derivative claims on behalf of Cerus against the defendants. The lawsuit alleges breaches of fiduciary duty and related claims.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to incur substantial expenses in connection with these lawsuits. In the event of an adverse outcome, our business could be harmed.

We may fail to comply fully with elements of the Sarbanes-Oxley Act of 2002. Our failure to maintain effective internal controls in accordance with Section 404 of this Act could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude in future periods that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of March 31, 2005, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

PART II:                                                           OTHER INFORMATION

ITEM 1.                                                                 LEGAL PROCEEDINGS

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us, and certain of our present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased our publicly traded securities between October 25, 2000 and September 3, 2003.  The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in our red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandoned the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retained the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributable to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint with allegations similar to those contained in the previous amended consolidated complaint. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

In addition, certain of our present and former directors and officers were named as defendants in two virtually identical derivative lawsuits in the Superior Court for the County of Contra Costa, California, which named us as a nominal defendant. The plaintiffs in these actions are certain of our stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The complaints alleged breach of fiduciary duty and related claims. Plaintiffs filed a consolidated complaint on June 1, 2004. The consolidated complaint repeats the allegations made in the original complaints, asserts the same claims as those complaints and seeks an unspecified amount of damages. On August 5, 2004, the Court approved a stipulation and proposed order staying the action for so long as the discovery stay in the securities action remains in place. The order further provides that plaintiffs may file an amended consolidated complaint within thirty days following the resolution of the pleadings in the securities action. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

(a)	Exhibits

	10.48+	Amendment, Mutual Release and Settlement Agreement, dated as of February 2, 2005, between Cerus and Baxter Capital Corporation.

	10.49	Amended and Restated Note, dated as of February 3, 2005, payable to the order of Baxter Capital Corporation.

	10.50+	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation.

	10.51+	License Agreement, dated as of February 2, 2005, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation.

	10.52+	Manufacturing and Supply Agreement, dated as of February 2, 2005, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation.

	31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Certain portions of this exhibit are subject to a confidential treatment order.

* This Certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date:	May 9, 2005	/s/ William J. Dawson

William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.48+	Amendment, Mutual Release and Settlement Agreement, dated as of February 2, 2005, between Cerus and Baxter Capital Corporation.

10.49	Amended and Restated Note, dated as of February 3, 2005, payable to the order of Baxter Capital Corporation.

10.50+	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation.

10.51+	License Agreement, dated as of February 2, 2005, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation.

10.52+	Manufacturing and Supply Agreement, dated as of February 2, 2005, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Certain portions of this exhibit are subject to a confidential treatment order.