Form 10-Q
period 2005-06-30
CERUS CORP
filed 2005-08-09
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 31, 2005, there were 22,350,204 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	June 30, 2005	December 31, 2004
		(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,933	$39,493
Short-term investments	47,242	55,841
Accounts receivable and other current assets	4,460	4,537

Total current assets	56,635	99,871

Furniture and equipment, net of depreciation	890	947
Other assets	1,260	1,260

Total assets	$58,785	$102,078

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,309	$1,476
Current loan and interest payable	—	34,500
Accrued expenses	3,947	4,807
Deferred revenue	8,549	13,217
Deferred gain on loan settlement	—	22,089

Total current liabilities	13,805	76,089

Long-term debt and accrued interest	4,646	4,500

Total stockholders’ equity	40,334	21,489

Total liabilities and stockholders’ equity	$58,785	$102,078

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Development funding	$2,594	$465	$5,527	$746
Government grants and cooperative agreements	2,800	3,301	6,028	6,667
Product sales	86	—	326	—

Total revenue	5,480	3,766	11,881	7,413

Operating expenses:
Research and development	5,881	8,720	10,930	17,388
General and administrative	2,616	2,919	5,037	5,962
Restructuring	—	2,465	—	2,465

Total operating expenses	8,497	14,104	15,967	25,815

Loss from operations	(3,017)	(10,338)	(4,086)	(18,402)

Gain on loan settlement	—	—	22,089	—
Interest income (expense), net	256	(1,209)	621	(2,339)

Net income (loss)	$(2,761)	$(11,547)	$18,624	$(20,741)

Net income (loss) per share - basic	$(0.12)	$(0.52)	$0.84	$(0.94)

Net income (loss) per share - diluted	$(0.12)	$(0.52)	$0.80	$(0.94)

Shares used in computing net income (loss) per share - basic	22,321	22,113	22,289	22,099

Shares used in computing net income (loss) per share - diluted	22,321	22,113	23,343	22,099

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$18,624	$(20,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	1,636
Gain on loan settlement	(22,089)	—
Stock-based compensation to employees	99	66
Stock-based compensation to consultants	1	—
Gain on sale of equipment	(4)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	77	(487)
Other assets	—	132
Accounts payable and accrued expenses	(1,027)	478
Accrued interest	146	2,998
Deferred revenue	(4,668)	970

Net cash used in operating activities	(8,476)	(14,948)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(304)	(266)

Investment in BioOne Corporation common stock	—	(93)
Purchases of short-term investments	(3,000)	(68,035)
Sales of short-term investments	8,000	57,700
Maturities of short-term investments	3,504	10,263

Net cash provided by (used in) investing activities	8,200	(431)

Financing activities:
Net proceeds from issuance of common stock	216	130
Repayment of loan	(34,500)	—
Payments on capital lease obligations	—	(16)

Net cash provided by (used in) financing activities	(34,284)	114

Net decrease in cash and cash equivalents	(34,560)	(15,265)
Cash and cash equivalents, beginning of period	39,493	23,165

Cash and cash equivalents, end of period	$4,933	$7,900

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. Cash, cash equivalents and short-term investments amounts as of December 31, 2004, have been reclassified from amounts reported in the balance sheet included in our 2004 Annual Report on Form 10-K/A.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K/A. The accompanying balance sheet as of December 31, 2004 has been derived from our audited financial statements as of that date.

Note 2 – Stock-Based Compensation

We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, including Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25,” or APB 25, and have adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” or FAS 123.

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, and has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended June 30, 2005 and 2004, respectively: the expected volatility was 0.566 and 0.640 and the risk-free interest rate was 3.87% and 3.72%. The following weighted-average assumptions were used for the six months ended June 30, 2005 and 2004, respectively: the expected volatility was 0.574 and 0.645 and the risk-free interest rate was 4.04% and 3.25%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options and purchased shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(2,761)	$(11,547)	$18,624	$(20,741)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	49	193	99	193
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	614	426	1,194	1,626

Pro forma net income (loss)	$(3,326)	$(11,780)	$17,529	$(22,174)
Net income (loss) per share - basic, as reported	$(0.12)	$(0.52)	$0.84	$(0.94)
Net income (loss) per share - diluted, as reported	$(0.12)	$(0.52)	$0.80	$(0.94)
Net income (loss) per share - basic, pro forma	$(0.15)	$(0.53)	$0.79	$(1.00)
Net income (loss) per share - diluted, pro forma	$(0.15)	$(0.53)	$0.75	$(1.00)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or FAS 123R. FAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of a company’s equity instruments. Under FAS 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25, as described above. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the statements of operations. We are required to adopt FAS 123R no later than the beginning of the first quarter of 2006. FAS 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date, as well as for all share-based payments granted prior to the effective date that remain unvested on the effective date. Under the modified retrospective method, the same provisions would apply, but the company could also restate its earnings in certain prior periods based on the stock compensation amounts included in its previous pro forma disclosures. We have not yet determined which method we will elect beginning January 1, 2006. The effect of adoption of FAS 123R cannot be predicted at this time because it will depend on share-based payments granted in the future. Pro forma disclosures regarding the effect on our net income and net income per common share in the three and six months ended June 30, 2005, and prior periods, had we applied the fair value method of accounting for share-based compensation as prescribed by FAS 123, are presented in the table above.

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

Prior to October 8, 2004, we had one reportable segment, which was the development of biomedical systems using our proprietary technology for controlling biological replication. On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. On October 8, 2004, our Board of Directors approved a revised strategic plan, which resulted in the two reportable business segments. Our senior management does not view segment results below operating loss and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. Expenses related to our June 2004 restructuring were allocated to the blood safety segment. For the periods presented, revenue from Baxter, BioOne and the Armed Forces are included in blood safety programs, and revenue from MedImmune, National Institutes of Health and the Armed Forces are included in immunotherapies. Segment information for the three and six months ended June 30, 2005 and 2004, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Blood safety programs	$3,332	$3,532	$6,500	$6,970
Immunotherapies	2,148	234	5,381	443
Totals	$5,480	$3,766	$11,881	$7,413

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating income (loss):
Blood safety programs	$(192)	$(8,244)	$358	$(14,207)
Immunotherapies	(2,825)	(2,094)	(4,444)	(4,195)
Totals	$(3,017)	$(10,338)	$(4,085)	$(18,402)

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(2,761)	$(11,547)	$18,624	$(20,741)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	127	—	(95)	—

Comprehensive income (loss)	$(2,634)	$(11,547)	$18,529	$(20,741)

Note 5 – Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. For the six months ended June 30, 2005, diluted net income per share includes the effect of 721,000 shares of common stock that may be issued upon exercise of outstanding stock options, calculated using the treasury stock method, and 332,700 shares of common stock that may be issued upon conversion of outstanding shares of Series B preferred stock. Stock options and Series B preferred stock outstanding during the three months ended June 30, 2005, and the three and six months ended June 30, 2004, were not included in the computation of diluted net loss per share because their effect was antidilutive.

Note 6 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter Healthcare Corporation, or Baxter, a subsidiary of Baxter International Inc., or Baxter International;, MedImmune, Inc., or MedImmune; BioOne Corporation, or BioOne; the National Marrow Donor Program and Kirin Brewery Company, Ltd., or Kirin. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Up-front payments from BioOne, MedImmune and Kirin were deferred and are being recognized ratably over the periods to which the payments relate.

We receive certain United States government grants in support of our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

Note 7 – Restructured Agreements with Baxter

Prior to February 2005, Baxter and we shared development expenses for the INTERCEPT Blood Systems for platelets and red blood cells under our existing development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the INTERCEPT Blood System for plasma. Under the agreements, Baxter had been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for us to receive approximately 33.5% of revenue from sales of system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. Recognition of product sales revenue was deferred from the fourth quarter of 2003 through December 31, 2004, as a result of revenue sharing payments being withheld by Baxter due to a dispute over the timing of repayment of a loan from Baxter Capital Corporation, or Baxter Capital, a subsidiary of Baxter International (see Note 8).

In February 2005, Baxter and we entered into agreements that reaffirmed the previous agreements in certain respects and modified them in other respects. Under the February 2005 agreements, Baxter retains the right and responsibility, or commercialization rights, to market and sell the platelet system worldwide. Baxter also retains commercialization rights for the plasma system in all parts of the world except the United States and Canada. Baxter retains these commercialization rights, in general, through 2006. Baxter has options to extend these commercialization rights for successive two-year periods after 2006. Baxter’s commercialization rights for the platelet and plasma system in Japan and certain other Asian countries are subject to the rights of BioOne under existing agreements.

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

We will have responsibility for sales and marketing expenses for any products/countries for which we gained, or may in the future gain, commercialization rights. We have the sole discretion, however, to determine the extent of such expenditures.

So long as Baxter retains commercialization rights for the platelet system or plasma system in particular countries, our agreements provide that Baxter will continue to manufacture that system for sale in such countries. Baxter and we will continue to share revenues from such sales under terms generally consistent with the terms of the previous agreements. The agreements continue to provide for us to receive approximately 33.5% of revenue from sales of platelet system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts, and for us to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, in each case after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 12% of revenue, is retained by Baxter for marketing and administrative expenses.

For those countries where we gained, or may in the future gain, commercialization rights under the February 2005 agreements, Baxter has agreed to manufacture systems and components, on a cost-plus basis, until 2009. If Baxter elects to extend its commercialization rights beyond December 31, 2008, the manufacturing period will be extended until approximately two years after the expiration of Baxter’s extended commercialization rights. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, additional validation steps will be required before use of such items in the United States. Baxter has agreed to supply only very limited types of components for the prototype red blood cell system.

The February 2005 agreements require us to pay royalties to Baxter on INTERCEPT Blood System products sold by us, or our affiliates, pursuant to our commercialization rights. The royalties vary by product, and do not exceed 10% of net sales for any product.

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the February 2005 agreements. Commencing January 1, 2005, each company bears its own expenses regarding discussions with the FDA to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Following such discussions, Baxter may continue to retain its commercialization rights for the platelet system in the United States and Canada, provided it funds 100% of future development expenses directed toward obtaining FDA approval and also commits to specified levels of sales and marketing expenditures for the product. Under the agreements, Baxter ceases to have any obligation to fund development of the red blood cell system.

We remain responsible for funding 100% of development expenses for the plasma system, except that $2.2 million of Baxter’s $13.1 million commitment (described above) may be applied to activities directed toward obtaining CE Mark approval of the plasma system. Baxter has agreed to cooperate with us to complete certain activities required for the CE Mark application. Such activities shall, except for the right to apply such $2.2 million, be at our expense. For the three and six months ended June 30, 2005, we applied $323,000 and $577,000, respectively, of Baxter’s commitment to expenses incurred during those periods directed toward obtaining CE Mark approval for the plasma system. These amounts were recognized as development funding revenue for the periods.

For the year ended December 31, 2004, and prior periods, Baxter International and its subsidiaries were related parties to us. After the execution of the February 2005 restructured agreements, Baxter International and its subsidiaries are no longer related parties to us. For the three and six months ended June 30, 2004, we recognized $228,000 and $388,000, respectively, of development funding from Baxter as a related party.

Note 8 – Loan Payable

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

Concurrent with the February 2005 restructured agreements between Baxter and us, Baxter Capital and we entered into an agreement under which we immediately paid $34.5 million to Baxter Capital and entered into a promissory note for $4.5 million, payable with 8% interest in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of the loan obligation, and the parties dismissed all related legal actions.

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

As a result of the loan settlement, we received a payment of $209,000 from Baxter representing withheld revenue share from product sales through December 31, 2004. This amount was recognized as product sales revenue during the three months ended March 31, 2005, in addition to revenue related to product sales during the period.

Note 9 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.5% of our outstanding common shares as of June 30, 2005. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 10 – Litigation

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us, and certain of our present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased our publicly traded securities between October 25, 2000 and September 3, 2003. The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in our red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandons the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retains the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributed to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint, and on May 24, 2005, the plaintiffs filed a third amended consolidated complaint. The allegations of both the second and third amended consolidated complaints were similar to those contained in the previous amended consolidated complaint. On July 8, 2005, the defendants moved to dismiss this third amended consolidated complaint. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

In addition, certain of our present and former directors and officers have been named as defendants in two virtually identical derivative lawsuits in the Superior Court for the County of Contra Costa, California, which name us as a nominal defendant. The plaintiffs in these actions are certain of our stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The complaints allege breach of fiduciary duty and related claims. Plaintiffs filed a consolidated complaint on June 1, 2004. The consolidated complaint repeats the allegations made in the original complaints, asserts the same claims as those complaints and seeks an unspecified amount of damages. On August 5, 2004, the Court approved a stipulation and proposed order staying the action for so long as the discovery stay in the securities action remains in place. The order further provides that plaintiffs may file an amended consolidated complaint within thirty days following the resolution of the pleadings in the securities action. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

Note 11 – Transactions with BioOne Corporation

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

In June 2004, Baxter and we entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and we each received up-front payments of $10.0 million. The up-front payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which the payment relates. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. We recognized $1.4 million and $2.8 million of revenue under this agreement during the three and six months ended June 30, 2005, respectively.

In July 2004, we made an additional $1.1 million investment in BioOne equity securities. As a result of dilution from additional concurrent third party investments in BioOne, we now hold less than 20% of the outstanding voting securities of BioOne and account for this investment under the cost method. We have determined that there is no impairment of this investment as of June 30, 2005.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne. Our right to retain the up-front payment was not contingent upon completion of the definitive agreement. The payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. In June 2005 we entered into a definitive agreement. Under the terms of the definitive agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for plasma in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement also provides for contingent milestone payments to Cerus and royalties to Cerus and Baxter on future product sales. We recognized $375,000 and $750,000 of revenue under this agreement during the three and six months ended June 30, 2005, respectively.

Note 12 – Restructuring

On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop immunotherapies to treat cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the restructuring, we reduced our workforce by approximately 35% and also have reduced other operating expenses. During the year ended December 31, 2004, we recorded aggregate charges of $2,816,000 associated with this restructuring. There were no restructuring expenses recorded during the three and six months ended June 30, 2005.

As of December 31, 2004, the accrual for restructuring was $692,000. During the six months ended June 30, 2005, we paid $261,000 related to restructuring costs previously accrued. As of June 30, 2005, the accrual for restructuring was $431,000, related to severance benefits payable in installments until May 2006. We do not expect further costs related to this restructuring.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2004 audited financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K/A. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2005, or any future period.

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

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Cerus and Helinx are United States registered trademarks of Cerus Corporation.

Baxter, INTERCEPT, INTERCEPT Blood and INTERCEPT Blood System are trademarks of Baxter International Inc.

Overview

We are developing novel technologies to provide safer and more effective options to patients in areas with substantial unmet medical needs, particularly within the fields of cancer, infectious disease and blood safety. We are employing our proprietary attenuated Listeria immunotherapy platform, often with public domain and proprietary antigens, to develop new therapies for cancer and infectious disease. We have three immunotherapeutic cancer vaccine products in development using our Listeria vaccine platform; one, MEDI-543 (EphA2), in collaboration with MedImmune, Inc., or MedImmune, and two, CRS-100 and CRS-207, in collaboration with The Johns Hopkins University. We are also collaborating with subsidiaries of Baxter International Inc., or Baxter, and with BioOne Corporation, or BioOne, on the INTERCEPT Blood System, which is designed to enhance the safety of donated blood components by inactivating viruses, bacteria, other pathogens and white blood cells. The INTERCEPT Blood System is based on our Helinx technology for controlling biological replication. The INTERCEPT Blood System for platelets, or platelet system, is currently being marketed by Baxter in Europe.

On June 30, 2004, we announced the realignment of our operations to increase resources for our programs to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and also reduced our operating expenses.

On February 3, 2005, we announced an agreement to restructure our collaboration with Baxter related to the INTERCEPT Blood System. Under the terms of the agreement, Baxter has agreed to continue to invest in commercialization activities in Europe in 2005 and 2006 for the platelet system and INTERCEPT Blood System for plasma, or plasma system. Baxter also has agreed to work collaboratively with us on the preparation of a CE Mark application for the plasma system. Baxter has an option beyond 2006 to continue as our exclusive European marketing partner for the platelet and plasma systems. Together with Baxter, we continue to pursue regulatory approval for the platelet system in the United States. We also continue to collaborate on commercialization activities for the platelet and plasma systems in regions outside the United States and Canada that are not covered by existing agreements with BioOne. Under the terms of the restructured agreement, we gained worldwide rights for the INTERCEPT Blood System for red blood cells, or red blood cell system, and also U.S. and Canadian rights for the plasma system, previously held by Baxter. As a result, we are solely responsible for development and commercialization of the red blood cell system worldwide and the plasma system in the United States and Canada. Baxter continues certain manufacturing responsibilities in support of our development and commercialization activities. Under a separate agreement, we paid $34.5 million to Baxter Capital Corporation on February 3, 2005, and executed a promissory note for $4.5 million, payable with interest in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of the loan obligation of $50.0 million plus accrued interest that had been outstanding, and both parties dismissed the related legal actions.

The restructuring of our collaboration with Baxter does not change the relationship with our Asian partner, BioOne. In June 2004, we announced an agreement under which BioOne would market and distribute the platelet system in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following receipt of regulatory approval in each of those countries. In June 2005, we also entered into an agreement with BioOne for commercialization of the plasma system in the same countries.

Presently, it is our objective that our spending in support of research, development and commercialization of the INTERCEPT programs be balanced with development funding for such programs from Baxter, BioOne, the United States Armed Forces, or Armed Forces, and others. We plan to continue technical support of Baxter’s commercialization efforts for the platelet system in Europe. Together with Baxter, we also are working with the United States Food and Drug Administration, or FDA, on advancing the regulatory process for the platelet system in the United States. We expect to continue our support of Baxter’s submission of an application for CE Mark approval for the plasma system in Europe, which we have prioritized above further regulatory activities on our part in the United States. We will also continue our own research and development activities relating to our red blood cell program with funding from the Armed Forces. Finally, we expect to invest in the pre-clinical development of our immunotherapy programs in both cancer and infectious disease at spending levels in excess of funding received from partners and government agencies.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. We have recorded operating losses since inception and, as of June 30, 2005, had an accumulated deficit of approximately $301.1 million. Except for the INTERCEPT Blood System for platelets, for which the European Union approved issuance of a CE Mark, all of our product candidates are in the research and development stage. We must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully complete development and obtain additional regulatory approvals of, and on the abilities of our partners and us to commercialize and achieve market acceptance of, blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Agreement with MedImmune, Inc. In April 2004, we entered into an agreement with MedImmune to co-develop a novel therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. A vaccine, MEDI-543 (EphA2), is being developed in this collaboration using our Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from this collaboration. We are responsible for pre-clinical development of a therapeutic vaccine candidate. We are receiving development funding and may receive contingent milestone payments and royalties on future product sales. In May 2004, we received an up-front payment of $1.0 million from MedImmune. The up-front payment was recorded as deferred revenue and is being recognized ratably as development funding over the pre-clinical development period. We recognized $360,000 and $1,230,000 of development funding under this agreement during the three and six months ended June 30, 2005, respectively.

Restructured Agreements with Baxter for Commercialization of the INTERCEPT Blood System. Prior to February 2005, we shared development expenses with Baxter for the platelets and red blood cell systems under our development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the plasma system. We recognized $300,000 and $492,000 of development funding under these agreements during the three and six months ended June 30, 2004. Under the agreements, Baxter has been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for us to receive approximately 33.5% of revenue from sales of platelet system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. We did not recognize revenue from product sales during the three and six months ended June 30, 2004, because revenue sharing payments were being withheld by Baxter due to a dispute over the timing of repayment of a loan to us from Baxter Capital.

We entered into agreements with Baxter in February 2005 that reaffirmed our previous agreements in certain respects and modified them in other respects. Under the February 2005 agreements, Baxter retained the right and responsibility to market and sell, sometimes referred to as commercialization rights for, the platelet system worldwide. Baxter also retains commercialization rights for the plasma system in all parts of the world except the United States and Canada. Baxter retains these commercialization rights, in general, through 2006. Baxter has options to extend these commercialization rights for successive two-year periods after 2006. Baxter’s commercialization rights for the platelet and plasma systems in Japan and certain other Asian countries are subject to the rights of BioOne under existing agreements.

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

So long as Baxter retains commercialization rights for the platelet system or plasma system in particular countries, our agreements provide that Baxter will continue to manufacture that system for sale in such countries. Baxter and we will continue to share revenues from such sales under terms generally consistent with the terms of the previous agreements. The agreements continue to provide for us to receive approximately 33.5% of revenue from sales of platelet system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts, and for us to receive 75% and Baxter to receive 25% of revenue from sales of plasma system disposables, in each case after each party is reimbursed for its cost of goods and a specified percentage, not to exceed 12% of revenue, is retained by Baxter for marketing and administrative expenses.

For those countries where we gained, or may in the future gain, commercialization rights under the February 2005 agreements, Baxter has agreed to manufacture systems and components, on a cost-plus basis, until 2009. If Baxter elects to extend its commercialization rights beyond December 31, 2008, the manufacturing period will be extended until approximately two years after the expiration of Baxter’s extended commercialization rights. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, additional validation steps will be required of us before use of such items in the United States. Baxter has agreed to supply only very limited types of components for the prototype red blood cell system.

The February 2005 agreements require us to pay royalties to Baxter on INTERCEPT Blood System products sold by us, or our affiliates, pursuant to our commercialization rights. The royalties vary by product, and do not exceed 10% of net sales for any products.

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the February 2005 agreements. Commencing January 1, 2005, each company bears its own expenses regarding our discussions with the FDA to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Following such discussions, Baxter may continue to retain its commercialization rights for the platelet system in the United States and Canada, provided it funds 100% of future development expenses directed toward obtaining FDA approval and also commits to specified levels of sales and marketing expenditures for the product. Under the agreements, Baxter ceases to have any obligation to fund development of the red blood cell system.

We remain responsible for funding 100% of development expenses for the plasma system, except that $2.2 million of Baxter’s $13.1 million commitment (described above) may be applied to activities directed toward obtaining CE Mark approval of the plasma system. Baxter has agreed to cooperate with us to complete certain activities required for the CE Mark application. Such activities shall, except for the right to apply such $2.2 million, be at our expense. For the three and six months ended June 30, 2005, we applied $323,000 and $577,000, respectively, of Baxter’s commitment to expenses incurred during the period directed toward obtaining CE Mark approval of the plasma system. These amounts were recognized as development funding revenue for the periods.

Under a separate agreement with Baxter Capital relating to the $50.0 million loan and accrued interest, we paid $34.5 million to Baxter Capital in February 2005 and entered into a promissory note for $4.5 million, payable with 8% interest in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of the loan obligation, and Baxter Capital and we have dismissed the related legal actions. As a result of the loan settlement, we received a payment of $209,000 from Baxter representing withheld revenue share from product sales through December 31, 2004. This amount was recognized as product sales revenue during the three months ended March 31, 2005, in addition to revenue related to product sales during the period.

Agreements with BioOne. In June 2004, Baxter and we entered into an agreement with BioOne for commercialization of the platelet system in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the platelet system in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following BioOne’s receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and we each received up-front payments of $10.0 million. We recorded the up-front payments as deferred revenue and amounts are being recognized ratably as development funding over the expected period to regulatory approval. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. We recognized $1.4 million and $2.8 million of revenue under this agreement during the three and six months ended June 30, 2005, respectively.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne. Our right to retain the up-front payment was not contingent upon completion of the definitive agreement. The payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. In June 2005 we entered into a definitive agreement. Under the terms of the definitive agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for plasma in Japan,

China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement also provides for contingent milestone payments to Cerus and royalties to Cerus and Baxter on future product sales. We recognized $375,000 and $750,000 of revenue under this agreement during the three and six months ended June 30, 2005, respectively.

Cooperative Agreements with the Armed Forces. In February 2001, we were awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. In September 2002, May 2003, January 2004 and July 2004, we were awarded additional funding of $6.5 million, $6.2 million, $5.5 million and $3.7 million, respectively, all of which was awarded to continue funding of projects to develop our pathogen inactivation technologies to improve the safety and availability of blood for medical transfusions. Under the conditions of the agreements, we are conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. This funding also supports advanced development of our blood safety technologies. We recognized $1.0 million and $1.9 million of revenue under these awards during the three and six months ended June 30, 2005, respectively.

In October 2004, we received a $6.2 million award from the Army Medical Research Acquisition Activity division of the Department of Defense for the research and development of vaccines for biodefense and cancer. The award funds work to be performed through November 2006. We recognized $1.4 million and $3.5 million of revenue under this award during the three and six months ended June 30, 2005, respectively.

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

Results of Operations

Three- and Six- Month Periods Ended June 30, 2005 and 2004

Revenue. Development funding, which includes MedImmune, Baxter, BioOne, Kirin and the National Marrow Donor Program, or NMDP, increased to $2.6 million for the three months ended June 30, 2005, from $0.5 million for the comparable period in 2004, and increased to $5.5 million for the six months ended June 30, 2005, from $0.7 million for the comparable period in 2004. The increases for both periods were primarily due to revenue recognized from up-front payments received from BioOne and MedImmune that were deferred in 2004 and increased development funding under the April 2004 MedImmune agreement. Development funding from BioOne was 32% of total revenue for the three months ended June 30, 2005. Development funding from Baxter was 8% of total revenue for the three months ended June 30, 2005. Development funding from MedImmune and Kirin was 7% and 1%, respectively, of total revenue for the three months ended June 30, 2005.

Revenue from government grants and cooperative agreements decreased 15% to $2.8 million for the three months ended June 30, 2005 from $3.3 million for the comparable period in 2004, and decreased 10% to $6.0 million for the six months ended June 30, 2005 from $6.7 million for the comparable period in 2004. The decrease for both periods was primarily due to reduced expenditures under the blood safety awards in 2005 partially offset by funding for vaccines programs under the October 2004 award.

In the three and six months ended June 30, 2005, we recognized $86,000 and $326,000, respectively, of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in 2004 was deferred until payment of such revenue became reasonably assured. After the loan settlement with Baxter Capital, in the first quarter of 2005 we recognized $209,000 of product sales revenue that related to our share of product sales prior to December 31, 2004 and had previously been deferred. This product sales revenue was recognized in addition to product sales revenue related to sales that occurred during the period. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement in the larger-market European countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, payments for licensed technologies, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses decreased 33% to $5.9 million for the three months ended June 30, 2005, from $8.7 million for the comparable period in 2004, and decreased 37% to $10.9 million for the six months ended June 30, 2005, from $17.4 million for the comparable period in 2004. The decrease for both periods was due primarily to reduced development spending for our blood safety programs as a result of our June 2004 restructuring.

Our total research and development costs included $2.6 million for our blood safety programs and $3.3 million for our immunotherapy programs for the three months ended June 30, 2005, and $7.1 million for our blood safety programs and $1.6 million for our immunotherapy programs for the comparable period in 2004. Our total research and development costs included $4.3 million for our blood safety programs and $6.6 million for our immunotherapy programs for the six months ended June 30, 2005, and $14.1 million for our blood safety programs and $3.3 million for our immunotherapy programs for the comparable period in 2004. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses decreased 10% to $2.6 million for the three months ended June 30, 2005 from $2.9 million for the comparable period in 2004, and decreased 16% to $5.0 million for the six months ended June 30, 2005 from $6.0 million for the comparable period in 2004. The decreases for both periods were principally attributable to the effects of our June 2004 restructuring.

Restructuring. On June 30, 2004, we announced that we realigned our operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and to reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and reduced our operating expenses. We recorded a charge of $2.5 million related to this restructuring in June 2004. Restructuring costs included primarily severance benefits to employees terminated as part of the restructuring. We do not expect to record further costs related to this restructuring.

Gain on Loan Settlement. Concurrent with the February 2005 restructured agreements between Baxter and us, Baxter Capital and we entered into an agreement under which we immediately paid $34.5 million to Baxter Capital and entered into a promissory note for $4.5 million, payable with 8% interest in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of the loan obligation, and the parties dismissed all related legal actions. As a result, we recorded a non-operating gain of $22.1 million that reflected the difference between loan principal and accrued interest balances recorded through 2004, less amounts paid in February 2005 and remaining accrued liabilities as a result of the settlement, including a $770,000 accrual included within other accrued expenses for other estimated expenses in connection with the restructured commercialization agreements with Baxter and long-term debt of $4.5 million, representing the note due to Baxter Capital in December 2006, which accrues interest at 8%. The gain on the loan settlement was recognized in the first quarter of 2005, when the settlement occurred.

Net Interest Income (Expense). Net interest income was $0.3 million for the three months ended June 30, 2005, compared to net interest expense of $1.2 million for the comparable period in 2004. Net interest income was $0.6 million for the six months ended June 30, 2005, compared to net interest expense of $2.3 million for the comparable period in 2004. In 2005, interest was accrued at 8% on the $4.5 million note payable to Baxter Capital. In 2004, interest was accrued at 12.0% on the $50.0 million loan from Baxter Capital. Interest income was $0.3 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain.

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

At June 30, 2005, we had cash, cash equivalents and short-term investments of $52.2 million. Net cash used in operating activities was $8.5 million for the six months ended June 30, 2005, compared to $14.9 million for the same period in 2004. The reduction in net cash used in operating activities was primarily due to the smaller operating loss during the period net of changes in other operating balances including decreases in accrued expenses and deferred revenue. Net cash provided by investing activities during the six months ended June 30, 2005, of $8.2 million resulted principally from sales and maturities of short-term investments being greater than the combination of purchases of short-term investments and equipment and leasehold improvements during the period. Working capital increased to $42.8 million at June 30, 2005, from $23.8 million at December 31, 2004, primarily due to the gain on the loan settlement recognized during the period.

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

Commitments

Our commitments, as of June 30, 2005, are as follows (in thousands):

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	After 2009
Contractual obligations:
Loan and interest payable	$5,216	$—	$5,216	$—	$—
Minimum purchase requirements	150	50	100	—	—
License fees and sponsored research	612	136	456	20	—
Operating leases	2,500	562	1,483	455	—

Total contractual cash obligations	$8,478	$748	$7,255	$475	$—

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized losses at June 30, 2005, and December 31, 2004, totaled $419,000 and $324,000, respectively. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $51.2 million at March 31, 2005, approximately 8% have original maturity dates of less than 90 days, and the remaining investments have original maturity dates of 2-3 years. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and our ability to hold the securities until maturity.

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

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional analysis of the clinical trial data, under the direction of an independent contract research organization, to determine if apparent differences between treatment groups in the category of respiratory adverse events reported in the study were attributable to inconsistent event reporting. The assessments of primary patient records showed no statistically significant differences between groups. These assessments differed from adverse events that were based on clinical trial case report forms, which showed statistically significant differences in specific respiratory events. We submitted a report of the analysis to the FDA for review. The report included conclusions from an independent panel of experts. If the results of this analysis are satisfactory to the FDA, we expect the FDA to require a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. The supplemental clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the results of our analysis or data from any additional clinical trials to be acceptable for approval. Before we begin a supplemental clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

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

Our vaccine programs are in an early stage of development and there is a high risk of failure. We will be required to perform extensive pre-clinical and clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain. Failure to demonstrate the safety or efficacy of a product candidate in pre-clinical studies or clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. Naturally-occurring Listeria is a bacterium that is a human pathogen that can cause serious illness. Our vaccine candidates use proprietary, modified strains of Listeria that are designed to be substantially less able to cause illness in humans; however, before our vaccine candidates can be accepted for clinical testing, we must successfully complete a number of pre-clinical safety studies. We may not be able to identify a dose range in which our product candidates are therapeutically effective and maintain adequate safety margins. We have not yet formally requested, or obtained, concurrence from the FDA regarding our pre-clinical development and clinical trial plans. Because our vaccine candidates use a novel platform, the FDA may require studies that we have not anticipated. In addition, we intend to contract with third-party manufacturers to produce our vaccines for research, pre-clinical and clinical testing. We have manufactured only preliminary toxicology lots of our vaccines for pre-clinical studies, but have not manufactured sufficient quantities for clinical testing, and may not be successful in doing so. We rely on third parties to conduct aspects of pre-clinical development on our behalf, including contract manufacturing and research services. These third parties may encounter delays, over which we have significantly less control than research and development activities performed in-house, or experience unexpected results. We may experience numerous unforeseen events during, or as a result of, the pre-clinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

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

Our products under development, and anticipated future products, are subject to extensive and rigorous regulation by United States local, state and federal regulatory authorities and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

•      development;

•      testing;

•      manufacturing;

•      labeling;

•      storage;

•      premarket clearance or approval;

•      sales and distribution;

•      use standards and documentation;

•      advertising and promotion; and

•      reimbursement.

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. Before the FDA determines whether to approve our INTERCEPT products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC, an advisory committee convened by and reporting to the FDA. BPAC will make a recommendation to the FDA for, or against, approval. If BPAC were to recommend approval of one or more of our products, the FDA would not necessarily be required to approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. Product candidates in our immunotherapy programs may be subject to review by the Recombinant DNA Advisory Committee of the National Institutes of Health, which could delay initiation of clinical trials.

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

Baxter is required by our agreements to provide significant support for our regulatory activities regarding the INTERCEPT products and regions for which it retains commercialization rights.  We have or will have the sole responsibility to support regulatory activities for the INTERCEPT products to which we have gained or will gain commercialization rights.  We may not currently have the appropriate resources to support these products.  To the extent that we are required to support regulatory activities of additional INTERCEPT products, we will need to increase our regulatory resources, which may result in increased costs and may potentially delay regulatory filings.

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

The success of our INTERCEPT Blood Systems currently depends on Baxter’s performance under our agreements.

•      We rely on Baxter for regulatory support for certain products and regions. If Baxter fails to perform satisfactorily in this function, our CE Mark filing for our plasma system and our efforts to seek FDA approval of our platelet will be significantly delayed. Delays or inabilities to complete regulatory filings and obtain approvals will delay or prevent us from being able to recognize sales of our products and attain profitability. Under our agreements with Baxter, commercialization rights for the platelet system in the United States and Canada will transfer to us if Baxter does not commit to additional development and marketing obligations following further discussions with the FDA. Baxter may not decide to make such additional commitments. In such event, we would become fully responsible for regulatory activities for the platelet system in the United States, and our efforts to seek regulatory approval of the platelet system may be further delayed and will demand greater resources from us.

•      We currently rely on Baxter for manufacturing and supplying components of our systems. Under the terms of our agreements, Baxter is currently responsible for manufacturing and supplying certain components and devices for development and commercial use for a limited period of time. If Baxter fails to design or deliver an adequate supply of components or devices, or if we gain additional commercialization rights, we will be required to identify other third-party component manufacturers. We cannot assure you that we would be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or components from Baxter could delay further regulatory approvals, market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Baxter manufactures our platelet and plasma systems and components for our red blood cell system in facilities that are not FDA-approved. Our agreements do not require Baxter to validate these manufacturing facilities with the FDA. In order to be sold in the United States, our systems would be required to be manufactured in an FDA-approved facility. FDA validation of a manufacturing facility, whether owned by Baxter or by another third-party, will be costly and time-consuming. Because of low sales volumes and other reasons, Baxter’s costs to manufacture commercial components for the INTERCEPT Blood System for platelets are greater than we previously anticipated and may continue to rise. This will reduce our potential revenue from European platelet system sales.

•      We rely on Baxter for marketing, sales and distribution for certain products and regions. We currently have a small scientific affairs group that helps support Baxter’s marketing organization; however, we do not have our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System for platelets and plasma in certain countries. If Baxter fails to perform in regions where it maintains commercialization rights, or if we gain additional commercialization rights, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and would delay commercialization of our pathogen inactivation systems. Under our agreements with Baxter, commercialization rights for the platelet system in the United States and Canada will transfer to us if Baxter does not commit to additional development and marketing obligations following further discussions with the FDA. Baxter may decide not to make such additional commitments. In such event, we would become fully responsible for marketing, sales and distribution of the platelet system in the United States and Canada, and our efforts to commercialize our platelet system may be further delayed.

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

We rely on BioOne for commercialization of our platelet and plasma systems in some regions in Asia.

Baxter and we have licensed rights to commercialization of the INTERCEPT Blood System for platelets and the INTERCEPT Blood System for plasma in Japan and certain other countries to BioOne. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the products in those countries. Because we have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are dependent on BioOne’s performance to realize revenue from our platelet and plasma systems in those countries. In Japan, regulatory authorities may require a product to be approved by the FDA before it is considered for approval in Japan, which would delay or prevent BioOne from achieving significant product sales. If BioOne is not successful, we will not receive revenue from platelet or plasma system sales in those countries. Under our agreements, BioOne has the right to terminate its obligation to commercialize the plasma system if it is unable to raise sufficient additional capital by a specified date. BioOne will need to raise additional capital to be successful in commercializing our products.

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

Baxter is one of three primary manufacturers of equipment for the collection of apheresis platelets in the United States. The equipment, design and materials used to collect the platelets vary from manufacturer to manufacturer. We have conducted our pre-clinical and clinical studies in the United States for apheresis platelets collected using only Baxter’s equipment and materials. Under an agreement with Haemonetics Corporation, or Haemonetics, Baxter has agreed to provide Haemonetics with a platelet storage solution proprietary to Cerus and Baxter, with the objective that platelets collected on certain future Haemonetics apheresis collection equipment may be directly treated using our platelet system. Making the Haemonetics apheresis collection system readily compatible with our platelet system will require certain changes in the Haemonetics device, and there can be no assurance that Haemonetics will be successful in this effort. Baxter and we also are adapting our platelet system to allow compatibility with other manufacturers’ equipment. Such adaptations will require additional product development and testing, including clinical trials. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system in the United States may be delayed until the system receives regulatory approval for use on such other equipment.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $57.2 million in 2002, $58.3 million in 2003 and $31.2 million in 2004. As of June 30, 2005, we had an accumulated deficit of approximately $301.1 million. Except for the INTERCEPT Blood System for platelets, which has received European CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. Additionally, we may need to reduce or stop further investment in specific research and development activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be uneconomical. A product or program may be determined to be uneconomical if the commercial opportunity is insufficient to justify the investment required to develop and market the products or for other reasons. It is our objective that our spending in support of research, development and commercialization of the INTERCEPT programs be balanced with development funding for such programs from third parties. As a result, further product development and commercialization of the INTERCEPT Blood Systems will take longer than we previously anticipated and our objective of balancing spending with outside funding will reduce our ability to accelerate development in the future. We expect to continue to spend substantial funds for our operations for the foreseeable future. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by MedImmune, BioOne and others, funding from the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. Our patents expire at various dates between 2009 and 2018. Recent patent applications, principally related to our immunotherapy programs, will, if granted, result in patents with later expiration dates. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2003 to June 30, 2005, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.85 to a high of $21.72. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of June 30, 2005, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

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

PART II:                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us, and certain of our present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased our publicly traded securities between October 25, 2000 and September 3, 2003.  The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in our red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandoned the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retained the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributable to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint, and on May 24, 2005, the plaintiffs filed a third amended consolidated complaint. The allegations of both the second and third amended consolidated complaints were similar to those contained in the previous amended consolidated complaint. On July 8, 2005, the defendants moved to dismiss this third amended consolidated complaint. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 16, 2005, to consider and vote upon four matters. The first matter related to the election of three director nominees: Timothy B. Anderson, Bruce C. Cozadd and Claes Glassell. The three nominees were elected to hold office until the 2008 annual meeting of stockholders and until their successors are elected. The votes cast and withheld for such nominees were as follows:

Nominee	Votes in Favor	Votes Withheld
Timothy B. Anderson	20,674,730	565,767
Bruce C. Cozadd	20,221,004	1,019,493
Claes Glassell	20,679,109	561,388

The term of office for the following directors continued after the annual meeting: B.J. Cassin, Laurence M. Corash, M.D., and William R. Rohn.

The second matter related to the approval of an amendment to our 1999 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Plan by 900,000 shares, to a total of 5,680,000 shares. 5,779,849 votes were cast for this proposal, 3,446,821 were cast against this proposal and there were 597,989 abstentions.

The third matter related to the approval of an amendment to our Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the Plan by 250,000 shares, to a total of 820,500 shares. 8,901,122 votes were cast for this proposal, 326,028 were cast against this proposal and there were 595,509 abstentions.

The fourth matter related to the ratification of the appointment of Ernst & Young LLP as our independent auditors for 2005. 21,141,737 votes were cast for this proposal, 48,278 were cast against this proposal and there were 50,482 abstentions.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

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

CERUS CORPORATION

Date:	August 5, 2005	/s/ William J. Dawson

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