Form 10-Q
period 2005-09-30
CERUS CORP
filed 2005-11-03
CIK 1020214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of October 24, 2005, there were 22,420,469 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

(in thousands)

	September 30, 2005	December 31, 2004
		(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,405	$39,493
Short-term investments	43,835	55,841
Accounts receivable and other current assets	5,237	4,537

Total current assets	54,477	99,871

Furniture and equipment, net of depreciation	1,065	947
Other assets	1,260	1,260

Total assets	$56,802	$102,078

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,700	$1,476
Accounts payable to related party	311	—
Current loan and interest payable	—	34,500
Accrued expenses	4,657	4,807
Deferred revenue	6,630	13,217
Deferred gain on loan settlement	—	22,089

Total current liabilities	13,298	76,089

Long-term debt and accrued interest	4,736	4,500

Total stockholders’ equity	38,768	21,489

Total liabilities and stockholders’ equity	$56,802	$102,078

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue:
Development funding	$3,292	$1,215	$8,819	$1,961
Government grants and cooperative agreements	3,519	2,324	9,547	8,991
Product sales	69	—	395	—

Total revenue	6,880	3,539	18,761	10,952

Operating expenses:
Research and development	6,626	5,190	17,556	22,578
General and administrative	2,161	1,989	7,198	7,951
Restructuring	—	396	—	2,861

Total operating expenses	8,787	7,575	24,754	33,390

Loss from operations	(1,907)	(4,036)	(5,993)	(22,438)

Gain on loan settlement	—	—	22,089	—
Interest income (expense), net	241	(1,024)	862	(3,363)

Net income (loss)	$(1,666)	$(5,060)	$16,958	$(25,801)

Net income (loss) per share - basic	$(0.07)	$(0.23)	$0.76	$(1.17)

Net income (loss) per share - diluted	$(0.07)	$(0.23)	$0.72	$(1.17)

Shares used in computing net income (loss) per share - basic	22,373	22,166	22,317	22,121

Shares used in computing net income (loss) per share - diluted	22,373	22,166	23,694	22,121

See notes to condensed financial statements.

CERUS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$16,958	$(25,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504	1,952
Gain on loan settlement	(22,089)	—
Stock-based compensation to employees	99	193
Stock-based compensation to consultants	1	8
Gain on sale of equipment	(4)	40
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(701)	908
Other assets	1	132
Accounts payable and accrued expenses	295	(3,963)
Accrued interest	236	4,493
Deferred revenue	(6,587)	3,076

Net cash used in operating activities	(11,287)	(18,962)

Investing activities:
Purchases of furniture, equipment and leasehold improvements	(617)	(276)
Investment in BioOne Corporation common stock	—	(1,237)
Purchases of short-term investments	(5,000)	(76,835)
Sales of short-term investments	8,000	69,700
Maturities of short-term investments	8,911	11,852

Net cash provided by (used in) investing activities	11,294	3,204

Financing activities:
Net proceeds from issuance of common stock	405	226
Repayment of loan	(34,500)	—
Payments on capital lease obligations	—	(19)

Net cash provided by (used in) financing activities	(34,095)	207

Net decrease in cash and cash equivalents	(34,088)	(15,551)
Cash and cash equivalents, beginning of period	39,493	23,165

Cash and cash equivalents, end of period	$5,405	$7,614
Supplemental disclosures:
Accounts receivable from a related party applied to loan payable to a related party		$218

See notes to condensed financial statements.

CERUS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. Cash, cash equivalents and short-term investments amounts as of December 31, 2004, have been reclassified from amounts reported in the balance sheet included in our 2004 Annual Report on Form 10-K/A.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K/A. The accompanying balance sheet as of December 31, 2004, has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, and has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method of FAS 123. The fair value for these options and shares was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for the three months ended September 30, 2005 and 2004, respectively:  the expected volatility was 0.607 and 0.573 and the risk-free interest rate was 4.22% and 3.26%. The following weighted-average assumptions were used for the nine months ended September 30, 2005, and 2004, respectively:  the expected volatility was 0.559 and 0.621 and the risk-free interest rate was 4.22% and 3.25%. The expected life of the option was five years for the stock option plans for both periods and six months for the employee stock purchase plan for both periods.

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

The following table illustrates the effect on net loss and related net loss per share, had compensation expense for stock-based compensation plans been determined based on the fair value method prescribed under FAS 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(1,666)	$(5,060)	$16,958	$(25,801)
Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	49	50	148	243
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	595	(339)	1,789	1,044

Pro forma net income (loss)	$(2,212)	$(4,671)	$15,317	$(26,845)
Net income (loss) per share - basic, as reported	$(0.07)	$(0.23)	$0.76	$(1.17)
Net income (loss) per share - diluted, as reported	$(0.07)	$(0.23)	$0.73	$(1.17)
Net income (loss) per share - basic, pro forma	$(0.10)	$(0.21)	$0.69	$(1.21)
Net income (loss) per share - diluted, pro forma	$(0.09)	$(0.21)	$0.66	$(1.21)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or FAS 123R. FAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of a company’s equity instruments. Under FAS 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25, as described above. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the statements of operations. We are required to adopt FAS 123R no later than the beginning of the first quarter of 2006. FAS 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date, as well as for all share-based payments granted prior to the effective date that remain unvested on the effective date. Under the modified retrospective method, the same provisions would apply, but the company could also restate its earnings in certain prior periods based on the stock compensation amounts included in its previous pro forma disclosures. We have not yet determined which method we will elect beginning January 1, 2006. The effect of adoption of FAS 123R cannot be predicted at this time because it will depend on share-based payments granted in the future. Pro forma disclosures regarding the effect on our net income and net income per common share in the three and nine months ended September 30, 2005, and prior periods, had we applied the fair value method of accounting for share-based compensation as prescribed by FAS 123, are presented in the table above.

Note 3 – Disclosures About Segments of an Enterprise

We have two reportable segments: blood safety programs and immunotherapies. The blood safety segment primarily comprises research, development and commercialization of the INTERCEPT Blood Systems. The immunotherapies segment primarily comprises research and development of vaccines using our Listeria and KBMA platforms. The accounting policies of the reportable segments are the same as those under which our financial statements are prepared. There are no transactions between reportable segments.

Prior to October 8, 2004, we had one reportable segment, which was the development of biomedical systems using our proprietary technology for controlling biological replication. On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. On October 8, 2004, our Board of Directors approved a revised strategic plan, which resulted in the two reportable business segments. Our senior management does not view segment results below operating loss and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. Similarly, we do not allocate long-term assets to our reportable segments. Expenses related to our June 2004 restructuring were allocated to the blood safety segment. For the periods presented, revenue from Baxter Healthcare Corporation, or Baxter, a subsidiary of Baxter International Inc., or Baxter International, BioOne Corporation, or BioOne, and the United States Armed Forces are included in blood safety programs, and revenue from MedImmune, National Institutes of Health and the Armed Forces are included in immunotherapies. Segment information for the three and nine months ended September 30, 2005, and 2004, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Blood safety programs	$3,542	$2,239	$10,075	$9,208
Immunotherapies	3,339	1,300	8,686	1,743
Totals	$6,881	$3,539	$18,761	$10,952

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating income (loss):
Blood safety programs	$(431)	$60	$(155)	$(4,833)
Immunotherapies	(1,476)	(4,096)	(5,838)	(17,605)
Totals	$(1,907)	$(4,036)	$(5,993)	$(22,438)

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) for all periods presented comprises unrealized holding gains (losses) on our available-for-sale securities, which are excluded from net income (loss) and included as a component of stockholders’ equity. Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(1,666)	$(5,060)	$16,958	$(25,801)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	0	(155)	(95)	(155)

Comprehensive income (loss)	$(1,.666)	$(5,215)	$16,863	$(25,956)

Note 5 – Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. For the nine months ended September 30, 2005, diluted net income per share includes the effect of 1,045,000 shares of common stock that may be issued upon exercise of outstanding stock options, calculated using the treasury stock method, and 332,700 shares of common stock that may be issued upon conversion of outstanding shares of Series B preferred stock. Stock options and Series B preferred stock outstanding during the three months ended September 30, 2005, and the three and nine months ended September 30, 2004, were not included in the computation of diluted net loss per share because their effect was antidilutive.

Note 6 – Revenue and Research and Development Expenses

Development funding revenue includes amounts recognized under agreements with Baxter, MedImmune, Inc., or MedImmune, BioOne, the National Marrow Donor Program and Kirin Brewery Company, Ltd., or Kirin. Development funding revenue is recognized as the related project costs are incurred. Research and development expenses are recognized as incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Up-front payments from BioOne, MedImmune and Kirin were deferred and are being recognized ratably over the periods to which the payments relate.

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

Under the February 2005 agreements, Baxter remains solely responsible for sales and marketing expenses for the products/countries as to which it maintains commercialization rights. For 2005 and 2006, Baxter has allotted $13.1 million to fund expenses associated with platelet and plasma system sales and marketing efforts and activities directed toward CE Mark approval of the plasma system. Baxter has also agreed to furnish specified levels of personnel to conduct sales and marketing of the platelet system and, upon approval, the plasma system in Europe. Our agreements with Baxter provide for sales and marketing strategy surrounding Baxter’s commercialization rights to be set by a joint Cerus/Baxter governance committee.

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

We remain responsible for funding 100% of development expenses for the plasma system, except that $2.2 million of Baxter’s $13.1 million commitment (described above) may be applied to activities directed toward obtaining CE Mark approval of the plasma system. Baxter has agreed to cooperate with us to complete certain activities required for the CE Mark application. Such activities shall, except for the right to apply such $2.2 million, be at our expense. For the three and nine months ended September 30, 2005, we applied $624,000 and $1,200,000 respectively, of Baxter’s commitment to expenses incurred during those periods directed toward obtaining CE Mark approval for the plasma system. These amounts were recognized as development funding revenue for the periods.

For the year ended December 31, 2004, and prior periods, Baxter International and its subsidiaries were related parties to us. After the execution of the February 2005 restructured agreements, Baxter International and its subsidiaries are no longer related parties to us. For the three and nine months ended September 30, 2004, we recognized $420,000 and $ 913,000, respectively, of development funding from Baxter as a related party.

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

Note 9 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.48% of our outstanding common shares as of September 30, 2005. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

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

We recognized $1.4 million and $4.2 million of revenue under this agreement during the three and nine months ended September 30, 2005, respectively.

In July 2004, we made an additional $1.1 million investment in BioOne equity securities. As a result of dilution from additional concurrent third party investments in BioOne, we now hold less than 20% of the outstanding voting securities of BioOne and account for this investment under the cost method. We have determined that there is no impairment of this investment as of September 30, 2005.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne. Our right to retain the up-front payment was not contingent upon completion of the definitive agreement. The payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. In June 2005 we entered into a definitive agreement. Under the terms of the definitive agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for plasma in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement also provides for contingent milestone payments to Cerus and royalties to Cerus and Baxter on future product sales. We recognized $375,000 and $1,125,000 of revenue under this agreement during the three and nine months ended September 30, 2005, respectively.

Note 12 – Restructuring

On June 30, 2004, we announced a restructuring of operations to increase resources for our program to develop immunotherapies to treat cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the restructuring, we reduced our workforce by approximately 35% and also have reduced other operating expenses. During the year ended December 31, 2004, we recorded aggregate charges of $2,816,000 associated with this restructuring. There were no restructuring expenses recorded during the three and nine months ended September 30, 2005.

As of December 31, 2004, the accrual for restructuring was $692,000. During the nine months ended September 30, 2005, we paid $389,000 related to restructuring costs previously accrued. As of September 30, 2005, the accrual for restructuring was $304,000 related to severance benefits payable in installments until May 2006. We do not expect further costs related to this restructuring.

Note 13 – Subsequent Event

We have entered into two capital lease agreements that will become effective upon the delivery and acceptance of leased computer equipment, which is expected to occur during the last quarter of 2005. The two leases obligate us to make total cash payments of $143,000 over twenty-four months from the delivery and acceptance date.

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

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,”  “expect,” “plan” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including whether our pre-clinical and clinical data will be considered sufficient by regulatory authorities to grant marketing approval, development and testing of additional configurations of our products, market acceptance of our products, regulation by domestic and foreign regulatory authorities, our reliance on our relationship with Baxter, the availability of governmental or third party reimbursement for the use of our products, the size of the markets for our products, our reliance on third parties to manufacture, market and sell our products, our successful completion of our product components’ commercial design, our reliance on our relationship with BioOne, the early stage of development of our vaccine programs, our ability to attract and retain partners and collaborators for our immunotherapy programs, product offerings by our competitors,  product liability, business interruption due to earthquake, our limited operating history, additional financing activities, protection of our intellectual property rights, our use of hazardous materials in the development of our products, volatility in our stock price, legal proceedings, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors,” and in our other documents filed with the Securities and Exchange Commission. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

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

Overview

We are developing novel technologies to provide safer and more effective options to patients in areas with substantial unmet medical needs, particularly within the fields of cancer, infectious disease and blood safety. We are employing our proprietary attenuated Listeria immunotherapy platform, often with public domain and proprietary antigens, to develop new therapies for cancer and infectious disease. We have three immunotherapeutic cancer vaccine products in development using our Listeria vaccine platform: one, MEDI-543 (EphA2), in collaboration with MedImmune, Inc., or MedImmune, and two, CRS-100 and CRS-207, in collaboration with The Johns Hopkins University. We have two prophylactic infectious disease vaccine products in early stages of development: one for Anthrax and the other for Tularemia, using our Killed But Metabolically Active (or KBMA) technology platform, both funded through grants from divisions of the National Institutes of Health. We are also collaborating with subsidiaries of Baxter International Inc., or Baxter, and with BioOne Corporation, or BioOne, on the INTERCEPT Blood System, which is designed to enhance the safety of donated blood components by inactivating viruses, bacteria, other pathogens and white blood cells. The INTERCEPT Blood System is based on our Helinx technology for controlling biological replication. The INTERCEPT Blood System for platelets, or platelet system, is currently being marketed by Baxter in Europe.

On June 30, 2004, we announced the realignment of our operations to increase resources for our programs to develop therapeutic vaccines against cancer and infectious diseases and reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and also reduced our operating expenses.

On February 3, 2005, we announced an agreement to restructure our collaboration with Baxter related to the INTERCEPT Blood System. Under the terms of the agreement, Baxter has agreed to continue to invest in commercialization activities in Europe in 2005 and 2006 for the platelet system and INTERCEPT Blood System for plasma, or plasma system. Baxter also has agreed to work collaboratively with us on the preparation of a CE Mark application for the plasma system. Baxter has an option beyond 2006 to continue as our exclusive European marketing partner for the platelet and plasma systems. We continue to collaborate with Baxter on the development and commercialization of the platelet system in the United States. We also continue to collaborate on commercialization activities for the platelet and plasma systems in regions outside the United States and Canada that are not covered by existing agreements with BioOne. Under the terms of the restructured agreement, we gained worldwide rights for the INTERCEPT Blood System for red blood cells, or red blood cell system, and also U.S. and Canadian rights for the plasma system, previously held by Baxter. As a result, we are solely responsible for development and commercialization of the red blood cell system worldwide and the plasma system in the United States and Canada. Baxter continues certain manufacturing responsibilities in support of our development and commercialization activities. Under a separate agreement, we paid $34.5 million to Baxter Capital Corporation on February 3, 2005, and executed a promissory note for $4.5 million, payable with interest in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of the loan obligation of $50.0 million plus accrued interest that had been outstanding, and both parties dismissed the related legal actions. Accordingly, we recognized a gain of $22.1 million upon the execution of the February 2005 restructuring agreement in the three-month period ended March 31, 2005.

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

Presently, it is our objective that our spending over the next year in support of research, development and commercialization of the INTERCEPT platelet and plasma systems be balanced with development funding for such programs from Baxter, BioOne, the United States Armed Forces, or Armed Forces, and others. We plan to continue technical support of Baxter’s commercialization efforts for the platelet system in Europe. Together with Baxter, we continue communications with the United States Food and Drug Administration, or FDA, regarding the regulatory pathway for the platelet system in the United States. We expect to continue our support of Baxter’s submission of an application for CE Mark approval for the plasma system in Europe, which we have prioritized above further regulatory activities on our part in the United States relating to the platelet and plasma systems. We have elected to re-enter Phase I human clinical trials for the red blood cell system, which we plan to initiate in 2006. Spending requirements to support clinical trials and device development for the red blood cell system are expected to be in excess of currently available funding from the Armed Forces. Finally, we expect to invest in the pre-clinical and early stage clinical development of our immunotherapy programs in both cancer and infectious disease at spending levels in excess of funding received from partners and government agencies.

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development and clinical testing of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. We have recorded operating losses since inception and, as of September 30, 2005, had an accumulated deficit of approximately $302.7 million. Except for the INTERCEPT Blood System for platelets, for which the European Union approved issuance of a CE Mark, all of our product candidates are in the research and development stage. We must conduct significant research, development, pre-clinical and clinical evaluation, commercialization and regulatory compliance activities on these product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully complete development and obtain additional regulatory approvals of, and on the abilities of our partners and us to commercialize and achieve market acceptance of, blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Agreement with MedImmune, Inc. In April 2004, we entered into an agreement with MedImmune to co-develop a novel therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. A vaccine, MEDI-543 (EphA2), is being developed in this collaboration using our Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from this collaboration. We are responsible for pre-clinical development of a therapeutic vaccine candidate. We are receiving development funding and may receive contingent milestone payments and royalties on future product sales. In May 2004, we received an up-front payment of $1.0 million from MedImmune. The up-front payment was recorded as deferred revenue and is being recognized ratably as development funding over the pre-clinical development period. We received $500,000 from MedImmune in September 2005 upon achieving a milestone relating to the selection of a lead candidate strain. This payment was recognized as revenue in the three months ended September 30, 2005. We recognized $374,000 and $1,604,000 of development funding under this agreement during the three and nine months ended September 30, 2005, respectively.

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

Under the February 2005 agreements, Baxter remains solely responsible for sales and marketing expenses for the products/countries as to which it maintains commercialization rights. For 2005 and 2006, Baxter has allotted $13.1 million to fund expenses associated with INTERCEPT Blood System sales and marketing efforts and activities directed toward CE Mark approval of the plasma system. Baxter also agreed to furnish specified levels of personnel to conduct sales and marketing of the platelet system and, upon approval, the plasma system in Europe. Our agreements with Baxter provide for sales and marketing strategy surrounding Baxter’s commercialization rights to be set by a joint Cerus/Baxter governance committee.

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

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the February 2005 agreements. Commencing January 1, 2005, each company bears its own expenses regarding our discussions with the FDA to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Baxter may continue to retain its commercialization rights for the platelet system in the United States and Canada, provided that prior to December 31,2005, it commits to fund all future development expenses directed toward obtaining FDA approval and also commits to specified levels of sales and marketing expenditures for the product. Under the agreements, Baxter ceases to have any obligation to fund development of the red blood cell system.

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

Agreements with BioOne. In June 2004, Baxter and we entered into an agreement with BioOne for commercialization of the platelet system in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the platelet system in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following BioOne’s receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and we each received up-front payments of $10.0 million. We recorded the up-front payments as deferred revenue and amounts are being recognized ratably as development funding over the expected period to regulatory approval. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us. We recognized $1.4 million and $4.2 million of revenue under this agreement during the three and nine months ended September 30, 2005, respectively.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne. Our right to retain the up-front payment was not contingent upon completion of the definitive agreement. The payment was recorded as deferred revenue and is being recognized ratably as development funding over the period to which it relates. In June 2005 we entered into a definitive agreement. Under the terms of the definitive agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for plasma in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement also provides for contingent milestone payments to Cerus and royalties to Cerus and Baxter on future product sales. We recognized $0.4 million and $1.1 million of revenue under this agreement during the three and nine months ended September 30, 2005, respectively.

Cooperative Agreements with the Armed Forces. In February 2001, we were awarded a $3.5 million cooperative agreement by the Army Medical Research Acquisition Activity division of the Department of Defense. In September 2002, May 2003, January 2004 and July 2004, we were awarded additional funding of $6.5 million, $6.2 million, $5.5 million and $3.7 million, respectively, all of which was awarded to continue funding of projects to develop our pathogen inactivation technologies to improve the safety and availability of blood for medical transfusions. Under the conditions of the agreements, we are conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites, which are of particular concern to the Armed Forces. This funding also supports advanced development of our blood safety technologies. We recognized $1.1 million and $3.0 million of revenue under these awards during the three and nine months ended September 30, 2005, respectively.

In October 2004, we received a $6.2 million award from the Army Medical Research Acquisition Activity division of the Department of Defense for the research and development of vaccines for biodefense and cancer. The award funds work to be performed through November 2006. We recognized $2.1 million and $5.6 million of revenue under this award during the three and nine months ended September 30, 2005, respectively.

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

Results of Operations

Three- and Nine- Month Periods Ended September 30, 2005 and 2004

Revenue. Development funding, which includes amounts received from MedImmune, Baxter, BioOne, Kirin and the National Marrow Donor Program, or NMDP, increased to $3.3 million for the three months ended September 30, 2005, from $1.2 million for the comparable period in 2004, and increased to $8.8 million for the nine months ended September 30, 2005, from $2.0 million for the comparable period in 2004. The increases for both periods were primarily due to revenue recognized from up-front payments received from BioOne and MedImmune that were deferred in 2004, which are being recognized ratably over the development term, and increased development funding and a milestone payment under the April 2004 MedImmune agreement. Development funding from BioOne was 53% and 60% of total revenue for the three and nine months ended September 30, 2005, respectively. Development funding from Baxter was 19% and 15% of total revenue for the three months and nine months ended September 30, 2005, respectively. Development funding from MedImmune and Kirin was 27% and 1%, respectively, of total revenue for the three months ended September 30, 2005, and 24% and 1% for the nine months ended September 30, 2005, respectively.

Revenue from government grants and cooperative agreements increased 51% to $3.5 million for the three months ended September 30, 2005, from $2.3 million for the comparable period in 2004, and increased 6% to $9.5 million for the nine months ended September 30, 2005, from $9.0 million for the comparable period in 2004. The increase for both periods was primarily due to increased government funding for both the blood safety and vaccines programs.

In the three and nine months ended September 30, 2005, we recognized $69,000 and $395,000, respectively, of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. As a result of the loan dispute with Baxter Capital, recognition of product sales revenue in 2004 was deferred until payment of such revenue became reasonably assured. After the loan settlement with Baxter Capital, in the first quarter of 2005 we recognized $209,000 of product sales revenue that related to our share of product sales prior to December 31, 2004, and had previously been deferred. This product sales revenue was recognized in addition to product sales revenue related to sales that occurred during the period. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement levels are established in the larger-market European countries.

Research and Development Expenses. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, payments for licensed technologies, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, compound manufacturing and other laboratory studies. Research and development expenses increased 28% to $6.6 million for the three months ended September 30, 2005, from $5.2 million for the comparable period in 2004, due to increased spending in support of our immunotherapy, plasma and red blood cell programs, partially offset by decreased spending on our platelet program. Research and development expenses decreased 22% to $17.6 million for the nine months ended September 30, 2005, from $22.6 million for the comparable period in 2004, due primarily to reduced development spending for our blood safety programs as a result of our June 2004 restructuring.

Our total research and development costs included $4.0 million for our blood safety programs and $4.8 million for our immunotherapy programs for the three months ended September 30, 2005, and $2.5 million for our blood safety programs and $2.7 million for our immunotherapy programs for the comparable period in 2004. Our total research and development costs included $10.2 million for our blood safety programs and $14.5 million for our immunotherapy programs for the nine months ended September 30, 2005, and $16.1 million for our blood safety programs and $6.5 million for our immunotherapy programs for the comparable period in 2004. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects. See “Risk Factors” below.

General and Administrative Expenses. General and administrative expenses increased 9% to $2.2 million for the three months ended September 30, 2005, from $2.0 million for the comparable period in 2004 due to increases in headcount, and decreased 9% to $7.2 million for the nine months ended September 30, 2005, from $8.0 million for the comparable period in 2004 due principally to the effects of our June 2004 restructuring.

Restructuring. On June 30, 2004, we announced that we realigned our operations to increase resources for our program to develop therapeutic vaccines against cancer and infectious diseases and to reduce expenditures for our blood safety programs and administrative expenses. As a result of the realignment, we reduced our workforce by approximately 35% and reduced our operating expenses. We recorded a charge of $2.5 million related to this restructuring in June 2004. Restructuring costs included primarily severance benefits to employees terminated as part of the restructuring. We do not expect to record further costs related to this restructuring, nor has there been an adjustment to the original estimate of restructuring expense.

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

Net Interest Income (Expense). Net interest income was $0.2 million for the three months ended September 30, 2005, compared to net interest expense of $1.0 million for the comparable period in 2004. Net interest income was $0.8 million for the nine months ended September 30, 2005, compared to net interest expense of $3.4 million for the comparable period in 2004. In 2005, interest was accrued at 8% on the $4.5 million note payable to Baxter Capital. In 2004, interest was accrued at 12.0% on the $50.0 million loan from Baxter Capital. Interest income was $0.3 million and $0.4 million for the three months ended September 30, 2005, and 2004, respectively, and $1.1 million and $1.1 million for the nine months ended September 30, 2005, and 2004, respectively. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain.

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

At September 30, 2005, we had cash, cash equivalents and short-term investments of $49.2 million. Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2005, compared to $19.0 million for the same period in 2004. The reduction in net cash used in operating activities was primarily due to the smaller operating loss during the period net of changes in other operating balances including decreases in accrued expenses and deferred revenue. Net cash provided by investing activities during the nine months ended September 30, 2005, of $11.3 million resulted principally from sales and maturities of short-term investments being greater than the combination of purchases of short-term investments and equipment and leasehold improvements during the period. Working capital increased to $41.2 million at September 30, 2005, from $24.9 million at December 31, 2004, primarily due to the gain on the loan settlement recognized during the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements for the next two years. These near-term capital requirements are dependent on various factors, including the development progress and costs of the INTERCEPT Blood System and our immunotherapy programs, payments from our development and commercialization partners, including MedImmune and BioOne, and from the United States government, and costs related to creating, maintaining and defending our intellectual property. If Baxter elects not to continue its support of the platelet system in the United States and Canada by December 31, 2005, or commercialization of the platelet and plasma systems in Europe beyond December 31, 2006, and we do not enter into new, compensating collaborative arrangements, our rate of spending may accelerate and our capital resources might not be sufficient to meet requirements over the next two years. Our long-term capital requirements will be dependent on these factors and on the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, development progress in our immunotherapy programs, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all.

Commitments

Our commitments, as of September 30, 2005, are as follows (in thousands):

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	After 2009
Contractual obligations:
Loan and interest payable	$5,216	$—	$5,216	$—	$—
Minimum purchase requirements	150	50	100	—	—
License fees and sponsored research	614	136	458	20	—
Operating leases	2,219	281	1,483	455	—

Total contractual cash obligations	$8,199	$467	$7,257	$475	$—

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized losses at September 30, 2005, and December 31, 2004, totaled $419,000 and $324,000, respectively. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our investments balance of $46.0 million at September 30, 2005, approximately 4% have original maturity dates of less than 90 days, and the remaining investments have original maturity dates of two to three years. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and our ability to hold the securities until maturity.

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

In 2002, the INTERCEPT Blood System for platelets received CE Mark approval in Europe. We will need to complete validation studies and obtain reimbursement approvals in some individual European countries to market our products in those countries. Further randomized clinical trials funded by third parties will be conducted in some European countries, such as the Netherlands. We expect to conduct many smaller scale experience trials with prospective customers in a number of European countries paid for from funds allotted by Baxter. We expect that decisions to purchase substantial quantities of product may be deferred until completion of the additional trials and experience studies in Europe. In certain countries, including the United Kingdom, France and Germany, the system must be approved for purchase, reimbursement or use by a specific governmental or non-governmental entity or entities (such as the Paul Ehrlich Institute in Germany) in order for it to be adopted by a specific customer. The level of additional product testing varies by country, but could take a long time to complete.

We completed our Phase III clinical trial of the INTERCEPT Blood System for platelets in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional analysis of the clinical trial data, under the direction of an independent panel of experts, to determine if apparent differences between treatment groups in the category of respiratory adverse events reported in the study were attributable to inconsistent event reporting. The assessments of primary patient records showed no statistically significant differences between groups. These assessments differed from adverse events that were based on clinical trial case report forms, which showed statistically significant differences in specific respiratory events. We submitted a report of the analysis to the FDA for review. The report included conclusions from an independent panel of experts. If the results of this analysis are satisfactory to the FDA, we expect the FDA to require a supplemental clinical trial to evaluate the hemostatic efficacy and safety of INTERCEPT platelets, prepared using our final commercial product design, compared to conventional platelets. The supplemental clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the results of our analysis or data from any additional clinical trials to be acceptable for approval. Before we begin a supplemental clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

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

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibodies in two patients, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce antibody formation and potentially undergo clinical testing. Based upon an internal evaluation of the results to date from these additional research activities, we have elected to initiate new clinical studies in Phase I trials in 2006 using a modified red blood cell system before potentially progressing to later-stage clinical trials. A number of process and product design issues that could impact efficacy and market acceptance will need to be resolved during clinical trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials or in obtaining subsequent regulatory approvals, then we may never realize a return on our development expenses incurred to date in this program.

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

Our INTERCEPT products may not achieve broad market acceptance.

In Europe, the Baxter sales and marketing organization has made only modest progress in commercializing the INTERCEPT Blood System for platelets in countries where it has been fully approved for sale. Despite CE Mark approval, Baxter has encountered governmental and blood banking community resistance to commercial adoption, including concerns from some national transfusion services, governmental agencies and healthcare policy groups regarding efficacy, cost and risk-benefit profile. Some potential customers have indicated that further safety information or additional studies would be required before adopting our products. There is some volume loss in the yield of blood products as a result of our pathogen inactivation process. In addition, our platelet system process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. If the volumetric reduction of blood product leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system product. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may inhibit their acceptance.

For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply. Our products may require significant changes to our potential customers’ space and staffing requirements and require significant capital investment. Even if our product candidates receive regulatory approval for commercial sale, physicians, patients and healthcare payors may not believe that the benefits of using our systems justify their additional cost. If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to a shortcoming of the INTERCEPT Blood System, customers may refrain from purchasing the products.

Market acceptance our products may also be affected by the availability of reimbursement from governments or other third parties, such as insurance companies. It is difficult to predict the reimbursement status of newly approved, novel medical device or biopharmaceutical products. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There also have been proposals in the United States, at both the federal and state government level, to implement such controls. The growth of managed care in the United States has also placed pressure on the pricing of medical products. These pressures can be expected to continue and may limit the prices we can obtain for our products.

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

The market for our INTERCEPT Blood System is highly concentrated with few customers, including often dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, the United Kingdom and France. Decisions on product adoption are centralized in the United Kingdom. In Germany, decisions on product adoption are expected to be on a blood center-by-blood center basis. We have not received in-country approvals to market our platelet system in Germany or the United Kingdom, nor has reimbursement been established in France. The National Blood Service has not yet indicated an interest in implementing our platelet system in England. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If we do not receive approvals to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

We will need to develop and test additional configurations of our blood safety products to address the entire market.

Our efforts to develop our platelet system for use in the United States have focused almost entirely on apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are platelets that are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets. Blood centers in the United States preparing random donor platelets may be reluctant to switch to apheresis collection, and the FDA may require us to make our systems compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit to four hours the time from pooling to transfusion to minimize the proliferation of bacterial contamination in the pooled product. As a result, most pooling occurs in hospitals. Our platelet system is designed for use in blood centers, not hospitals, and is intended to permit storage and transfusion of treated platelets for up to five days after pooling. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets, and we have not yet made a formal request for the FDA to do so.

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

•      pre-market clearance or approval;

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

Even if our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practice. The failure to comply with these requirements could result in delaying or precluding commercialization efforts in certain geographies, including the United States, and could result in enforcement action, which could harm our business. Regulatory authorities may also require post-marketing testing, which can involve significant expense. Because of the limited duration and number of patients receiving blood components treated with our INTERCEPT products in clinical trials, it is possible that harmful effects of our products not observed in clinical and pre-clinical testing could be discovered in later stage clinical trials or after a marketing approval has been received. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. Governments or regulatory authorities may impose new regulations or other changes that could further delay or preclude regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

Distribution of our products outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In addition to European Union-level approval, we will need to obtain regulatory and reimbursement approvals in some individual European countries, including France, Germany and the United Kingdom, to market our products. The level of additional product testing varies by country, but could take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings.

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

Preclinical testing and clinical trials involving our immunotherapy product candidates are long, expensive and uncertain processes. Neither our Listeria nor our KBMA platform technologies have been tested in man. Consequently, preclinical results in animals and in vitro testing may not translate to demonstration of safety and efficacy in human clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advancing stages of clinical trials, even after promising results in earlier preclinical and clinical trials. In addition, regulators and investigators may impose more stringent, time consuming and expensive clinical trial requirements than we might otherwise choose to pursue as a precondition to proceeding with clinical testing. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process.

We do not know whether we or our collaborators will begin planned clinical trials on time, if at all.  Significant delays in clinical testing could materially impact our clinical trials. We also do not know whether planned clinical trials will need to be revamped or will be completed on schedule, if at all. Criteria for regulatory approval in cancer and infectious disease indications are evolving with competitive advances in the standard of care against which new product candidates are judged, as well as with changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints, and anticipated label claims are thus subject to change, even if original objectives are being met. In addition to the reasons stated above, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical and clinical trials. We do not anticipate that any of our product candidates will reach the market for several years.

Delays can also materially impact our product development costs. If we experience delays in testing or approvals, our product development costs will increase. For example, we may need to repeat clinical trials to address regulatory or clinical questions. We may also need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

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

In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements applicable to our prospective customers of INTERCEPT products, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA or European regulatory authorities before using products processed with our pathogen inactivation systems. This requirement or regulators’ delays in approving these supplements may deter some blood centers from using our products. Blood centers that do submit supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

We rely on Baxter for regulatory support, manufacturing, marketing and sales of our INTERCEPT products.

The success of our INTERCEPT Blood Systems currently depends on Baxter’s performance under our agreements.

•  We rely on Baxter for regulatory support for certain products and regions. Under our February 2005 agreements, Baxter has responsibility for regulatory activities regarding the INTERCEPT products and regions for which it retains commercialization rights.  If Baxter fails to perform satisfactorily in this function, our CE Mark filing for our plasma system and our efforts to seek FDA approval of our platelet system will be significantly delayed. We have or will have the sole responsibility to support regulatory activities for the INTERCEPT products and regions for which we have gained or will gain commercialization rights.  We may not currently have the appropriate resources to support these products.  To the extent that we are required to support regulatory activities of additional INTERCEPT products, we will need to increase our regulatory resources or contract with independent regulatory consultants, which may result in increased costs and may potentially delay regulatory filings. Delays or inabilities to complete regulatory filings and obtain approvals will also delay or prevent us from earning milestone payments from BioOne, and from being able to recognize sales of our products and attaining profitability. Under our agreements with Baxter, commercialization rights for the platelet system in the United States and Canada will transfer to us if Baxter does not commit to additional development and marketing obligations by December 31, 2005. Baxter may not decide to make such commitments. In such event, we would become fully responsible for regulatory activities for the platelet system in the United States, and our efforts to seek regulatory approval of the platelet system may be further delayed and will demand greater resources from us.

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

The equipment and materials used to collect platelets vary from manufacturer to manufacturer. Our system for platelets collected by apheresis is designed to work with platelets collected using proprietary additive solutions and thus far is fully compatible only with Baxter’s apheresis platelets collection system. We have conducted our pre-clinical and clinical studies for the platelet system using only Baxter’s equipment and materials. Baxter may not make its apheresis collection system available for sale in certain countries and has elected to discontinue sales efforts for its apheresis collection system in Japan. Under an agreement with Haemonetics Corporation, or Haemonetics, Baxter has agreed to provide Haemonetics with a platelet storage solution proprietary to Cerus and Baxter, with the objective that platelets collected on certain future Haemonetics apheresis collection equipment may be directly treated using our platelet system. Making the Haemonetics apheresis collection system readily compatible with our platelet system will require certain changes in the Haemonetics device, and there can be no assurance that Haemonetics will undertake this effort on a timely basis or be commercially successful. Attaining compatibility with collection platforms manufactured by others would require adaptations to either our platelet system or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system in the United States and other countries may be delayed until the system receives regulatory approval for use on such other equipment.

•      We rely on Baxter for marketing, sales and distribution for certain products and regions. We currently have a small scientific affairs group that helps support Baxter’s marketing organization; however, we do not have our own independent marketing and sales organization and expect to continue to rely on Baxter to market and sell the INTERCEPT Blood System for platelets and plasma in certain countries. If Baxter fails to perform in regions where it maintains commercialization rights, or if we gain additional commercialization rights, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves would increase our costs and would delay commercialization of our pathogen inactivation systems. Under our agreements with Baxter, commercialization rights for the platelet system in the United States and Canada will transfer to us if Baxter does not commit by December 31, 2005, to additional development and marketing obligations. Baxter may decide not to make such additional commitments. In such event, we would become fully responsible for marketing, sales and distribution of the platelet system in the United States and Canada, and our efforts to commercialize our platelet system may be further delayed.

We will be required to identify and enter into agreements with third parties to manufacture, market and sell our INTERCEPT Blood System products.

Baxter’s current marketing and sales responsibilities for our platelet and plasma systems in Europe ends on December 31, 2006, unless extended, and may be terminated earlier by mutual consent, after which we will assume commercialization responsibilities. Baxter is no longer obligated to provide marketing and sales for our plasma system in the United States and Canada or manufacturing, marketing and sales for our red blood cell system at all. Baxter must give us notice by December 31, 2005, if Baxter intends to extend its commercialization rights for the platelet system in the United States and Canada. For the products and regions for which we have gained or will gain development and commercialization rights, we will need to identify third parties to provide those services for capabilities that we do not have or can reasonably develop ourselves, which may include manufacturing, regulatory support, regional distribution, sales and marketing capabilities. It may be difficult to enter into these types of agreements with third parties on reasonable terms. In particular, it will be time-consuming for other manufacturers to develop the capability to manufacture our INTERCEPT products economically and to gain regulatory approval to do so for commercial use. We may be unable to identify and contract with manufacturers that can make our products cost-effectively. We expect that our need for manufacturers other than Baxter for certain products and regions will delay our efforts to commercialize our products in those regions.

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

We rely on BioOne for commercialization of our platelet and plasma systems in many Asian countries.

Baxter and we have licensed rights to commercialization of the INTERCEPT Blood System for platelets and the INTERCEPT Blood System for plasma in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore to BioOne. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the products in those countries. Because we have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are dependent on BioOne’s performance to realize revenue from our platelet and plasma systems in those countries. In Japan, regulatory authorities may require a product to be approved by the FDA before it is considered for approval in Japan, which would delay or prevent BioOne from achieving significant product sales. If BioOne is not successful, we will not receive revenue from platelet or plasma system sales in those countries and the value of our equity in BioOne will decline. Under our agreements, BioOne has the right to terminate its obligation to commercialize the plasma system if it is unable to raise sufficient additional capital by a specified date. BioOne will need to raise additional capital to be successful in commercializing our products.

Our vaccine programs are in an early stage of development.

Our vaccine programs are in an early stage of development and there is a high risk of failure. We will be required to perform extensive pre-clinical and clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain. Failure to demonstrate the safety or efficacy of a product candidate in pre-clinical studies or clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. No product candidates employing either our Listeria or our KBMA platform technologies have been tested in humans, and preclinical data in animal studies and from in vitro experiments may not be predictive of clinical safety and efficacy once product candidates are tested in man.

Naturally-occurring Listeria is a bacterium that is a human pathogen that can cause serious illness. Our immunotherapy product candidates for cancer indications use proprietary, modified strains of Listeria that are designed to be substantially less able to cause illness in humans; however, before our vaccine candidates can be accepted for clinical testing, we must successfully complete a number of pre-clinical safety studies. We may not be able to identify a dose range in which our product candidates are therapeutically effective and maintain adequate safety margins. We have not yet formally requested, or obtained, concurrence from the FDA or foreign regulators regarding our pre-clinical development and clinical trial plans. Because our vaccine candidates use novel platforms, the FDA or foreign regulators may require studies that we have not anticipated. In addition, we intend to contract with third-party manufacturers to produce our vaccines for research, pre-clinical and clinical testing. We have manufactured only preliminary toxicology lots of our vaccines for pre-clinical studies, but have not manufactured sufficient quantities for clinical testing, and may not be successful in doing so. We rely on third parties to conduct aspects of pre-clinical development on our behalf, including contract manufacturing and research services. These third parties may encounter delays, over which we have significantly less control than research and development activities performed in-house, or experience unexpected results. We may experience numerous unforeseen events during, or as a result of, the pre-clinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

Our ability to successfully develop cancer and infectious disease products is dependent in part on being able to attract and retain partners and collaborators, as well as governmental funding sources.

The development and commercialization of product candidates employing our Listeria and KBMA platform technologies will be expensive, lengthy and uncertain. To date, we have relied not only upon internal scientific, development and financial resources, but also upon third parties. We have licensed our Listeria platform to MedImmune for use in developing a product candidate for certain cancers. We are collaborating with investigators at The Johns Hopkins University on other cancer and infectious disease programs. We also rely on advice and insights from our scientific advisory board, a group of independent clinicians, professors and investigators, regarding our research and development activities. These relationships provide us with external perspectives and independent validation that may be critical to our future success. Loss of these relationships or failure to attract others may result in additional expense, delays in development and regulatory approval and failure to commercialize products. We have also received significant funding from U.S. government agencies for research and development in both cancer and infectious disease, as well as funding from MedImmune under our license agreement relating to development of a candidate strain. Funding from the Federal government, particularly funding from the Department of Defense and National Institutes of Health, is expected to be reduced from prior years and is subject to political and economic changes beyond our control. Federal funding in support of our programs to develop prophylactic vaccines for Anthrax and Tularemia is not expected to lead to substantial commercial opportunities beyond potential biodefense applications, and we cannot be certain that the research conducted into those two infectious diseases will readily translate into applications with greater commercial potential. Loss of funding from government sources and third parties would require us to reduce the scope of our research and development efforts, narrowing the number of programs to those we could support through internal resources.

If our competitors develop and market products that are more effective than our product candidates or fail in human clinical trials, our commercial opportunity will be reduced or eliminated.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. In Europe, several companies, including Grifols, Octapharma AG and Maco Pharma International GmbH, are developing or have developed commercial systems to treat fresh frozen plasma. Navigant, a wholly owned subsidiary of Gambro, Inc., is developing a pathogen inactivation system for platelets.

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

There are many companies pursuing programs for the treatment of cancer and treatment and prevention of infectious disease. Some are large pharmaceutical companies, such as Sanofi-Aventis, Bristol-Myers Squibb, Genentech and Gilead, which have greater experience and resources in product development, pre-clinical testing, human clinical trials, obtaining FDA and other regulatory approvals and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies, such as Dendreon Corporation, Antigenics, Inc., Cell Genesys, Inc. and CancerVax, Inc., that have cancer vaccine programs that are in more advanced stages of development than ours. In addition, some companies are pursuing early-stage research and development of Listeria-based immunotherapies. If these companies’ products are shown to be more efficacious than ours, our Listeria-based products may fail to gain regulatory approval or commercial acceptance.  If these companies’ products fail in human clinical trials, we may be required to overcome more significant regulatory barriers prior to gaining approval, face more challenging impediments to market acceptance and may be unable to raise capital to fund development of our Listeria programs.

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

We operate from a single site that is subject to lengthy business interruption in the event of a severe earthquake.

Our facilities are all based in Concord, California and are within an active earthquake fault zone. Should a severe earthquake occur, we might be unable to occupy our facilities or conduct research and development activities in support of our products until such time as our facilities could be repaired and made operational. Our property and casualty and business interruption insurance in general does not cover losses caused by earthquakes. While we have taken certain measures to protect our scientific, technological and commercial assets, a lengthy or costly disruption due to earthquake would have a material adverse effect on us.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $57.2 million in 2002, $58.3 million in 2003 and $31.2 million in 2004. As of  September 30, 2005, we had an accumulated deficit of approximately $302.7 million. Except for the INTERCEPT Blood System for platelets, which has received European CE Mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. Additionally, we may need to reduce or stop further investment in specific research and development activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be uneconomical. A product or program may be determined to be uneconomical if the commercial opportunity is insufficient to justify the investment required to develop and market the products or for other reasons. It is our objective that our spending in support of research, development and commercialization of the INTERCEPT platelet and plasma programs be balanced over the next year with development funding for such programs from third parties. We have recently elected to re-enter clinical trials for the red blood cell system with only partial funding from governmental sources. Baxter may elect to discontinue support of the platelet system in the United States and Canada prior to December 31, 2005, and support of the platelet and plasma systems in Europe by December 31, 2006. As a result of these factors, further product development and commercialization of the INTERCEPT Blood System will take longer than we previously anticipated and our objective of balancing spending with outside funding on the platelet and plasma systems will reduce our ability to accelerate development in the future. We expect to continue to spend substantial funds for our operations for the foreseeable future. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments by MedImmune, BioOne and others, funding from agencies of the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

To date, we have been awarded $33.6 million in funding under cooperative agreements with the Department of Defense, and also have received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. If we are unable to obtain federal grant and cooperative agreement funding for future activities at similar or greater levels, we may need to further reduce our operating expenses, which would delay progress in some of our development programs.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. In addition, others hold patents, and have pending patent applications, concerning Listeria-based immunotherapies.  Those patents and new patents that may be issued upon the pending applications, if valid, would restrict us from bringing to market particular descriptions of Listeria-based immunotherapy products. While we believe that such restrictions do not preclude us from developing and commercializing our Listeria-based immunotherapy products, they may preclude us from pursuing certain product approaches that might otherwise be promising. Our patents expire at various dates between 2009 and 2022. Recent patent applications, principally related to our immunotherapy programs, will, if granted, result in patents with later expiration dates. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2003 to September 30, 2005, the closing sale price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.85 to a high of $21.72. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of September 30, 2005, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

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

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against us, and certain of our present and former directors and officers. On December 10, 2003, a second action was filed in the same court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased our publicly traded securities between October 25, 2000, and September 3, 2003.  The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in our red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandoned the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retained the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributable to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint, and on May 24, 2005, the plaintiffs filed a third amended consolidated complaint. The allegations of both the second and third amended consolidated complaints were similar to those contained in the previous amended consolidated complaint. On July 8, 2005, the defendants moved to dismiss this third amended consolidated complaint. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

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

CERUS CORPORATION

Date:	November 3, 2005	/s/ William J. Dawson
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