Form 10-Q
period 2006-03-31
CERUS CORP
filed 2006-05-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2)

Large accelerated filer   ☐        Accelerated filer   ☒        Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES    ☐  NO    ☒

As of April 24, 2006, there were 27,757,010 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2006

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,787	$5,780
Short-term investments	30,042	40,025
Accounts receivable and other current assets	7,065	5,200
Inventory	2,068	—

Total current assets	91,962	51,005
Non-Current assets:
Furniture and equipment, net of depreciation and amortization	1,547	1,235
Long-term investments	6,175	6,175
Other assets	269	245

Total assets	$99,953	$58,660

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,763	$2,092
Current loan and interest payable	—	4,826
Accrued liabilities	6,425	5,197
Deferred revenue	7,572	11,135
Deferred gain	5,753	—
Capital lease obligation	99	67

Total current liabilities	21,612	23,317
Capital lease obligation	120	68

Total liabilities	21,732	23,385
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	28	23
Additional paid-in capital	376,432	332,694
Accumulated other comprehensive (loss)	(162)	(295)
Accumulated deficit	(307,573)	(306,643)

Total stockholders’ equity	$78,221	35,275

Total liabilities and stockholders’ equity	$99,953	$58,660

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Milestone and development funding	$3,817	$2,933
Government grants and cooperative agreement	2,701	3,228
Product revenue	479	240

Total revenue	6,997	6,401
Operating expenses:
Cost of product revenue	182	—
Research and development	6,682	5,049
Selling, general and administrative	3,116	2,421

Total operating expenses	9,980	7,470

Loss from operations	(2,983)	(1,069)
Gain on loan settlement	—	22,089
Interest income and other, net	2,053	365

Net income (loss)	$(930)	$21,385

Net income (loss) per common share:
Basic	$(0.04)	$0.96
Diluted	$(0.04)	$0.92
Weighted average common shares outstanding used for basic and diluted net income (loss) per share:
Basic	23,040	22,257
Diluted	23,040	23,285

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$(930)	$21,385
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	195
Gain on loan settlement	—	(22,089)
Stock-based compensation to employees	642	100
Gain on sale of equipment	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(5,796)	30
Inventory	(2,068)	—
Other assets	3,907	—
Deferred gain	5,753
Accounts payable and accrued expenses	702	(1,597)
Accrued interest	(326)	57
Deferred revenue	(3,563)	(2,748)

Net cash used in operating activities	(1,515)	(4,671)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(179)	(197)
Purchases of short-term investments	—	(5,003)
Sales of short-term investments	—	6,000
Maturities of short-term investments	10,116	3,600

Net cash provided by investing activities	9,937	4,400
Financing activities:
Net proceeds from issuance of common stock public offering	42,353
Net proceeds from issuance of common stock ESPP, stock options and restricted stock units	747	114
Repayment of loan	(4,500)	(34,500)
Payments on capital lease obligations	(15)	—

Net cash provided by (used in) financing activities	38,585	(34,386)

Net increase (decrease) in cash and cash equivalents	47,007	(34,657)
Cash and cash equivalents, beginning of period	5,780	39,493

Cash and cash equivalents, end of period	$52,787	$4,836

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and our subsidiary, Cerus Europe B.V., after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005, included in our 2005 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2005, has been derived from our audited financial statements as of that date.

Revenue Recognition

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

Our main sources of revenues through March 31, 2006, have been our research and development activities and agreements. Historically, development funding has consisted of payments made (i) by Baxter Healthcare Corporation (“Baxter”), a subsidiary of Baxter International Inc. (“Baxter International”), to us as reimbursement for development spending in excess of the levels determined by Baxter and us and (ii) by MedImmune, Inc. (“MedImmune”) to us as reimbursement for certain fee-for-service development activities. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. We evaluate licenses and research and development agreements that contain multiple elements in accordance with EITF 00-21 and accordingly allocate revenue to each element of the agreement based on their relative fair values.

We receive milestone and upfront consideration from collaborative partners, including MedImmune and BioOne Corporation (“BioOne”). This milestone and upfront consideration is earned through our research and development activities surrounding the agreements with our collaborative partners. Upfront consideration is generally deferred and is being recognized ratably over the periods to which the payments relate.

We receive certain United States government grants that support our efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Expenses,” research and development costs are charged to expense when incurred. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

Our use of estimates in recording accrued liabilities for research and development activities affects the amounts of research and development expenses recorded and revenue recorded from development funding and government grants and collaborative agreements. Actual results may differ from those estimates under different assumptions or conditions.

Effective February 1, 2006, we entered into an agreement with Baxter, which gave us the exclusive commercialization rights to the INTERCEPT Blood Safety System for platelets and plasma (the “platelet system” and the “plasma system”). As a result of the agreement, we now record product sales of the platelet system, rather than our negotiated share of gross profits from such sales under the prior agreement with Baxter. Also as a result of the February 2006 agreement, we record cost of revenues, which, for the period from February 1, 2006, to March 31, 2006, consisted solely of the value of platelet system inventory sold. Inventory consists of finished goods components of the platelet system and is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Stock based compensation

During the first quarter of 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which the underlying assumptions for options granted in periods prior to adoption are not restated for comparative purposes. The valuation provisions of FAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period.

See Note 2 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Other Significant Accounting Policies.

For all other significant accounting policies, refer to the Company’s Form 10-K for the year ended December 31, 2005.

Note 2 – Stock-Based Compensation

We maintain stock compensation plans as long-term incentives for employees, contractors, and members of our Board of Directors and Scientific Advisory Boards. Currently, our active stock option plans include the 1996 Equity Incentive Plan (the “1996 Plan”), the 1998 Non-Officer Stock Option Plan (the “1998 Plan”) , and the 1999 Equity Incentive Plan (the “1999 Plan”).

The 1996 Plan

The 1996 Plan provides for grants of Incentive Stock Options (“ISOs”) to employees and Nonstatutory Stock Options (“NSOs”), restricted stock purchase awards, stock appreciation rights and stock bonuses to our employees, directors and consultants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. The option term is ten years. Vesting, as determined by our Board of Directors, generally occurs ratably over four years. In the event option holders cease to be employed by us, except in the event of death or disability or as otherwise provided in the option grant, all unvested options are forfeited and all vested options must be exercised within a three-month period, otherwise the options are forfeited.

The 1998 Plan

Under the terms of the 1998 Plan, options may be granted to employees or consultants at an exercise price of at least 85% of the fair market value per share at the date of grant. The option term is ten years.

The 1999 Plan

The 1999 Plan provides for grants of ISOs to employees and NSOs, stock bonuses and restricted stock purchase awards to our employees, directors and consultants. The option term is ten years.

Employee Stock Purchase Plan

We also maintain an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, our Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

Restricted Stock Units

In March 2004, we granted restricted stock units to certain then-current employees. Subject to each grantee’s continued employment, shares underlying restricted stock unit grants vest in four semi-annual installments. We recorded compensation expense based on the fair value of the underlying common stock as of the grant date, recognized over the vesting period. In the quarter ended March 31, 2006, we granted restricted stock units to the Chief Executive Officer and Vice Presidents in accordance with the 2005 bonus plan. Subject to each grantee’s continued employment shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term. As of March 31, 2006 all restricted stock units granted in 2004 were valued at $3.38 per share and were fully vested. We granted 37,098 restricted stock units during the three months ended March 31, 2006 valued at $10.32 per share, of which none were vested as of March 31, 2006.

Stock-Based Compensation

Beginning with our first quarter of 2006, we adopted FAS 123R. See Note 1 for a description of our adoption of FAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The variables used to calculate the fair value of stock based payment awards using the Black-Scholes option pricing model, include our expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends.

Expected Term

We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discreet, homogeneous groups. If we are unable to obtain sufficient information to estimate the expected term for a particular group, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The expected term of employee stock purchase plan shares is the term of each purchase period.

Estimated Forfeiture Rate

We estimate the forfeiture rate of options at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the historic pre-vesting forfeiture rates by groups that possess a degree of homogeneity regarding average time to vest and expected term. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Estimated Volatility

We estimate the volatility of our common stock by using both historical volatility of our common stock and implied volatility in market traded options in accordance with SAB 107. Our decision to use both historical volatility and implied volatility was based upon the limited availability of actively traded options on our common stock and our assessment that due to the limited availability of actively traded options, historical volatility should be given greater prominence in our decision as we believe it is more representative of future stock price. As such, we have calculated our estimated volatility by weighting both historical volatility and implied volatility. We have used significant judgment in making these estimates and we will continue to monitor the availability of actively traded options on our common stock.

Risk-Free Interest Rate

We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend

We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model.

Prior to the adoption of FAS 123R, we recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

The assumptions used to value option grants for the quarters ended March 31, 2006, and 2005 are as follows:

	2006	2005
Expected term (in years)	3.77-6.28	5.00
Volatility	64.9%	58.3%
Risk free interest rate	4.55%	4.20%

The assumptions used to value employee stock purchase rights for the quarters ended March 31, 2006, and 2005 are as follows:

	2006	2005
Expected term (in years)	0.50	0.50
Volatility	59.82%	58.3%
Risk free interest rate	4.58%	4.20%

Total stock-based compensation recognized on our consolidated statement of income for the quarter ended March 31, 2006, is as follows:

Income Statement Classifications	Option Grants and Stock Purchase Rights
Research and development	267
Selling, general and administrative	375

Total	$642

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of FAS 123:

2005
Net income:
As reported	$21,385
Add: Stock-based compensation expense for employees included in reported net income, net of tax	50
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of tax	580

Pro forma net income	$20,855

Basic net income per share:
As reported	$0.96
Pro forma	$0.94
Diluted net income per share:
As reported	$0.92
Pro forma	$0.90

Activity under the stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2005	4,598	13.025
Granted	188	10.205
Cancelled	(41)	7.515
Exercised	(75)	3.278

Balances at March 31, 2006	4,670	13.116

(Shares in thousands)	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.950—2.050	153	8.60	$2.048	50	$2.049
$2.100—2.280	658	8.25	$2.274	157	$2.267
$2.360—2.721	560	8.02	$2.509	155	$2.592
$2.950—3.250	543	8.12	$3.234	261	$3.228
$3.430—4.740	501	8.31	$4.267	225	$4.209
$5.000—8.750	280	7.55	$7.230	178	$7.193
$8.860—8.860	580	9.51	$8.860	59	$8.860
$9.000—21.060	485	6.38	$14.560	304	$16.682
$21.061—47.500	484	4.72	$34.367	482	$34.382
$47.750—75.250	428	5.65	$54.471	427	$54.476

	4,670	7.53	$13.116	2,307	$21.401

Note 3 – Disclosures About Segments of an Enterprise

We have two reportable segments: blood safety programs and immunotherapies. The blood safety segment primarily comprises development and commercialization of the INTERCEPT Blood Systems. The immunotherapies segment primarily comprises research and development of vaccines using our Listeria and KBMA platforms. The accounting policies of the reportable segments are the same as those under which our financial statements are prepared. There are no transactions between reportable segments.

Our senior management do not view segment results below operating income (loss) and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. For the periods presented, revenue from Baxter, BioOne and the units of the United States Department of Defense (“Armed Forces”) are included in blood safety programs, and revenue from MedImmune and the Armed Forces are included in immunotherapies. Segment information for the three months ended March 31, 2006, and 2005, is presented below (in thousands):

	Three Months Ended March 31, 2006
	Revenue	Operating Income (Loss)
Blood safety programs	$4,419	$(601)
Immunotherapies	2,578	(2,382)

Totals	$6,997	$(2,983)

	Three Months Ended March 31, 2005
	Revenue	Operating Income (Loss)
Blood safety programs	$3,168	$551
Immunotherapies	3,233	(1,620)

Totals	$6,401	$(1,069)

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss):
As reported	$(930)	$21,385
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	133	(546)

Comprehensive income (loss)	$(797)	$20,839

Note 5 – Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. Stock options and Series B preferred stock outstanding during the period ended March 31, 2006, were not included in the computation of diluted net loss per share because their effect was antidilutive. For the three months ended March 31, 2005, diluted net income per share includes the effect of 695,000 shares of common stock calculated on options outstanding using the treasury stock method and the Series B preferred stock, which is convertible into 332,700 shares of common stock.

Note 6 – Restructured Agreements with Baxter

Effective February 1, 2006, we entered into a restructuring of our agreements with Baxter related to the INTERCEPT Blood System. Under terms of the 2006 agreement, we gained worldwide rights to the INTERCEPT Blood System for platelets (the “platelet system”) and the INTERCEPT Blood System for plasma (the “plasma system”) previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. We will pay Baxter royalties on future product sales, replacing terms of the previous agreement, in which we received a defined share of gross profit from product sales. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the INTERCEPT Blood System for red blood cells (the “red blood cell system”). Baxter has agreed to supply certain transition services, including regulatory, technical and administrative support, in 2006 at our expense and to conduct certain continued development efforts relating to the plasma system at Baxter’s expense. We recorded net gains and deferred gains of approximately $6.5 million in the period ending March 31, 2006, resulting largely from the disbursement to us of funds that remained from a $13.1 million escrow account established in the February 2005 agreement with Baxter (as described below) to fund commercialization of the platelet and plasma systems in Europe. The majority of the disbursed funds must be spent on certain specified activities associated with the European commercialization of the platelet and plasma systems, and any such funds that remain unspent by the end of 2006 will be split evenly between Baxter and us. As part of the agreement, we purchased UVA illumination devices and may purchase other finished goods and work in process from Baxter’s inventory for use with the platelet and plasma systems. We also repaid in February 2006 the $4.5 million promissory note plus accrued interest owed to Baxter Capital that was originally due in December 2006. During the three months ended March 31, 2006 we recognized $1.8 million associated with the 2006 agreement. At March 31, 2006 we had $5.8 million in deferred gains recorded on our condensed consolidated balance sheet.

Prior to February 2005, Baxter and we shared development expenses for the platelet and red blood cell systems under the parties’ existing development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the plasma system. Under the agreements, Baxter had been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for us to receive approximately 33.5% of revenue from sales of system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. Recognition of product sales revenue was deferred from the fourth quarter of 2003 through December 31, 2004, as a result of revenue sharing payments being withheld by Baxter due to a dispute over the timing of repayment of a loan from Baxter Capital.

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

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the 2005 agreements. Commencing January 1, 2005, each company agreed to bear its own expenses regarding ongoing discussions with the FDA to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Effective February 1, 2006, we became primarily responsible for all regulatory expenses incurred in support of the INTERCEPT Blood System. Under the 2005 agreements, we remained responsible for funding 100% of development expenses for the plasma system, except that $2.2 million of Baxter’s $13.1 million commitment (described above) was to be applied to activities directed toward obtaining CE mark approval of and launch preparation for the plasma system. Baxter agreed to cooperate with us to complete certain activities required for the CE mark application. Such activities were at our expense, except for the right to apply such $2.2 million.

Baxter has agreed to manufacture systems and components, on a cost-plus basis, through 2008. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, we will need to undertake additional validation steps before use of such items in the United States. Baxter has agreed to supply only very limited types of components for the prototype red blood cell system.

Note 7 – Loan Payable to Baxter Capital Corporation

Concurrent with the February 2005 restructured agreements between Baxter and us, Baxter Capital and we entered into an agreement under which we immediately paid $34.5 million to Baxter Capital and entered into a promissory note for $4.5 million, payable with 8% interest originally due in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of a pre-existing loan obligation of $50.0 million plus accrued interest, and the parties dismissed all related legal actions. As a result of the February 2005 loan settlement, we received a payment of $209,000 from Baxter representing withheld revenue share from product sales through December 31, 2004. This amount was recognized as product sales revenue during the three months ended March 31, 2005, in addition to revenue related to product sales during that period.

Concurrent with the February 2006 restructured agreements between Baxter and us, we fully repaid the $4.5 million promissory note plus accrued interest owed to Baxter Capital that was originally due in December 2006.

Note 8 – Transactions with BioOne

In April 2004, we made an investment in the common stock of BioOne, a privately held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms, other corporations and individual investors. Because our initial investment represented greater than 20% of BioOne’s voting equity securities, we accounted for this investment under the equity method for the three months ended June 30, 2004. During this period, we reported our share of BioOne’s net losses for that period as a loss from equity affiliate and as a reduction of our investment.

In June 2004, Baxter and we entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and we each received up-front payments of $10.0 million from BioOne. Our portion of the up-front payments is being deferred and recognized ratably as development funding over the development period. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and us.

In December 2004, Baxter and we signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, we received a payment of $3.0 million from BioOne, which was recorded as deferred revenue as of December 31, 2004. A definitive agreement with BioOne for the plasma system was signed by Baxter and us in June 2005. In December 2005 we received additional up-front payments of $2.0 million in cash and $5.0 million in BioOne’s equity, both of which were recorded upon receipt as deferred revenue to be amortized over the remaining development period.

We made an additional $1.1 million investment in BioOne equity securities in July 2004. As a result of dilution from additional concurrent third party investments in BioOne, we then held less than 20% of the outstanding voting securities of BioOne and began accounting for our investment in BioOne under the cost method. As partial payment for rights to the plasma system in BioOne’s territories, in December 2005 we received shares and a warrant, exercisable at a nominal price, for additional shares valued at $5.0 million based on a concurrent financing with new and existing investors completed by BioOne. We continue to hold less than a 20% interest in the voting securities of BioOne and thus continue to account for our investment under the cost method. As of March 31, 2006, our investment in BioOne was $6.2 million and was included in long-term investments on our balance sheets. We have determined that there was no impairment of this investment as of March 31, 2006.

Note 9 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.5% of our outstanding common shares as of March 31, 2006. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 10 – Litigation

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against certain of our current and former directors, officers and us. The complaint alleged that the defendants violated the federal securities laws by making certain alleged false and misleading statements regarding the compound used in our red blood cell system. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from October 25, 2000, through September 3, 2003. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandons the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the platelet, plasma and red blood cell systems. The consolidated complaint retains the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributed to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint, and on May 24, 2005, the plaintiffs filed a third amended consolidated complaint. The allegations of both the second and third amended consolidated complaints were similar to those contained in the previous amended consolidated complaint. The class period was shortened to the period from December 19, 2000, through January 30, 2003. On July 8, 2005, the defendants moved to dismiss this third amended consolidated complaint. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

On December 15, 2003, our directors and certain of our current and former officers were named as defendants in a derivative lawsuit. This action was filed in the Superior Court for the County of Contra Costa and names us as a nominal defendant. A virtually identical derivative complaint was filed on March 17, 2004, in the same Court. The plaintiffs in these actions are Cerus stockholders who seek to bring derivative claims on behalf of Cerus against the defendants. The lawsuit alleges breach of fiduciary duty and related claims. On June 1, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint repeats the allegations made in the original complaints, asserts the same claims as those complaints and seeks an unspecified amount of damages. On August 5, 2004, the Court approved a stipulation and proposed order staying the action for so long as the discovery stay in the securities action remains in place. The order further provides that plaintiffs may file an amended consolidated complaint within thirty days following the resolution of the pleadings in the securities action. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

Note 11 – Public Stock Offering

In March 2006, we completed a public offering of 5,175,000 shares of common stock, which included the underwriters’ exercise of their over-allotment option, resulting in net cash proceeds of approximately $42.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2005 audited financial statements and accompanying notes included in our 2005 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of results for the year ending December 31, 2006, or any future period.

The following discussion includes forward-looking statements that involve risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the risks and uncertainties of the timing and results of clinical trials and other development activities, actions by regulatory authorities at any stage of the development process, additional financing activities, manufacturing, reimbursement, market acceptance of any products, competitive conditions, our long term growth opportunity, legal proceedings, actions by Baxter and other factors discussed below described in Part II, Item 1A - Risk Factors and in our other documents filed with the Securities and Exchange Commission, or SEC. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Cerus, INTERCEPT, INTERCEPT Blood System and Helinx are United States registered trademarks of Cerus Corporation.

Baxter is a trademark of Baxter International Inc.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized in the three months ended March 31, 2005, we have been generally unprofitable since inception and, as of March 31, 2006, had an accumulated deficit of approximately $307.6 million. Except for the platelet system, for which the European Union approved issuance of a CE mark, all of our product candidates are in the research and development stage. In late 2005, we filed a CE mark application for the plasma system and an investigational new drug application, or IND, with the United States Food and Drug Administration, or FDA, for CRS-100, a product candidate employing our attenuated Listeria technology platform, and we have elected to re-enter Phase I human clinical trials in the United States for the red blood cell system, which we plan to initiate in 2006. Our primary source of revenue is from U.S. government grants, contracts and cooperative agreements and from milestone and development funding from our collaborative partners. We have not received significant revenue to date from product sales. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities on our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

We currently derive a significant portion of our revenue from an ongoing development agreement with MedImmune and commercialization agreements with BioOne, as well as from grants and cooperative agreements from the Armed Forces and National Institutes of Health, or NIH. Under the agreements with MedImmune and BioOne, we are receiving development funding and may receive contingent milestone payments and royalties on future product sales.

As of March 31, 2006, we had received $1.5 million of upfront and milestone payments from MedImmune under the terms of the agreement, consisting of a $1.0 million up- front payment and a $0.5 million milestone payment, and had received a total of $15.0 million in cash payments and equity securities, from BioOne. We are also receiving development funding from MedImmune and recognized $0.1 million and $0.7 million of development funding during the three months ended March 31, 2006, and 2005, respectively. We also entered into cooperative agreements with the Armed Forces and received grants and contracts from NIH to conduct certain research and development activities, and we recognized $2.7 million and $3.2 million under funding awards received in connection with these agreements during the three months ending March 31, 2006, and 2005, respectively. Of the $2.7 million recognized under the Armed Forces and NIH agreements during the three months ending March 31, 2006, $0.4 million related to our blood safety programs and $2.3 million related to our immunotherapy programs, compared to $0.9 million and $2.3 million, respectively, in the three months ending March 31, 2005. In late 2005, we mutually agreed to discontinue development efforts whereby, along with the Pharmaceutical Division of Kirin Brewery Co. Ltd., or “Kirin”, we were developing and marketing products for stem cell transplantation.

Effective February 1, 2006, we entered into a new agreement with Baxter related to the INTERCEPT Blood System. Under terms of the 2006 agreement, we gained worldwide rights to the INTERCEPT platelet and plasma systems previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. We previously acquired worldwide commercialization rights for the red blood cell system from Baxter. We will pay Baxter royalties on future product sales, with a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system. The payment of royalties replaces the terms of previous agreements in which we received a defined share of gross profit from product sales. Under the terms of the February 2006 agreement, Baxter has agreed to supply certain transition services to us in 2006 at our expense, including regulatory, technical and back-office support, and to conduct certain continued development efforts relating to the plasma system at its expense. Baxter has agreed to manufacture systems and components for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and has agreed to supply only very limited types of components for the prototype of the red blood cell system.

We recorded net gains and deferred gains of approximately $6.5 million in the period ending March 31, 2006, resulting largely from the disbursement to us of funds that remained from the $13.1 million commitment described above. In February 2006, we also repaid the $4.5 million promissory note plus accrued interest owed to Baxter Capital that had originally been due in December 2006.

Under the terms of February 2006 agreement, we are responsible for the commercialization and development of the platelet and plasma systems, except in parts of Asia, and we expect that our spending over the next year in support of research, development and commercialization of the platelet and plasma systems will be in excess of the contribution from product sales to customers and from milestone payments and development funding for such programs from Baxter, BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of clinical trials and device development of our red blood cell system, as well as the preclinical and early stage clinical development of our immunotherapy programs in both cancer and infectious disease.

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to collaborative arrangements, contract research and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies, which have been reviewed by our Audit Committee, affect our more significant judgments and estimates used in the preparation of our financial statements:

•	Revenue and research and development expenses—Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. To date, we have not received license fees or milestone payments that are refundable. To the extent that they are subject to future performance criteria, we recognize as revenue ratably over the estimated license or development period. We have received up-front payments from collaboration agreements. These up-front payments are deferred and recognized over the period to which the payments relate. We receive certain United States government grants and contracts that support our research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

•	We record accrued liabilities for certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, and transition services and development activities. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services.

•	Stock compensation expense – We issue stock-based awards to our employees, Board of Directors, Scientific Advisory Boards and certain contractors as strategic, long-term incentives. Beginning in the first quarter of 2006, we recorded stock-based compensation expense for these awards under FAS 123R. We have elected to use the modified-prospective method of adoption. We record compensation expense to our income statement based on the grant-date fair value of a stock award and the requisite service period, which is the vesting period. We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model.

The Black-Scholes option pricing model calculates the grant-date fair value using certain variables. These variables are impacted by our stock price, award exercise behaviors, the risk free interest rate and our expected dividends and many of these variables require us to use significant judgment.

Expected Term

We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discreet homogeneous groups. If we are unable to obtain sufficient information to estimate the expected term in this manner, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

Estimated Forfeiture Rate

We estimate the forfeiture rate of options at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the historic pre-vesting forfeiture rates by groups that possess a degree of homogeneity regarding average time to vest and expected term. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Estimated Volatility

We estimate the volatility of our common stock by using both historical volatility of our common stock and implied volatility in market traded options in accordance with SAB 107. Our decision to use both historical volatility and implied volatility was based upon the limited availability of actively traded options on our common stock and our assessment that due to the limited availability of actively traded options, historical volatility should be given greater prominence in our decision as we believe it is more representative of future stock price. As such, we have calculated our estimated volatility by weighting both historical volatility and implied volatility. We have used significant judgment in making these estimates and we will continue to monitor the availability of actively traded options on our commons stock.

Risk-Free Interest Rate

We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend

We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model.

If factors change and we utilize different assumptions in determining the grant-date fair value of stock compensation expense in the future, or if we utilize a different option pricing model in the future, then those results may differ significantly from what we have recorded in the current period and could materially effect our operating results. There is significant risk that the Black-Scholes option pricing model and the judgment we have used in ascertaining the variables will yield results that differ materially from the actual values realized upon the exercise, expiration, termination or forfeitures of the awards in the future. Historical results were utilized in deriving our variables, which may not be indicative of the future.

Results of Operations

Three-Month Periods Ended March 31, 2006, and 2005

Revenue.

	Three months ended March 31,
(in thousands, except percentage)	2006	2005	Change
Milestone and development revenue	$3,817	$2,933	$884	30%
Government grant and cooperative agreements	2,701	3,228	(527)	(16)%
Product revenue	479	240	239	100%

Total revenue	$6,997	$6,401	$596	9%

Development and milestone revenue from Baxter, BioOne and MedImmune increased 30% to $3.8 million for the three months ended March 31, 2006, from $2.9 million for the comparable period in 2005. The increase was due primarily to revenue recognized from up-front consideration received from BioOne in June 2005. During the three months ended March 31, 2006, we recognized $0.1 million in development funding for the plasma system from Baxter under the February 2005 agreements. In the three months ended March 31, 2005, under the February 2005 agreements, we recognized $0.3 million of funding from Baxter for the plasma program. Milestone and development funding from BioOne, MedImmune, and Baxter was 49%, 4% and 2%, respectively, of total revenue for the three months ended March 31, 2006. Milestone and development funding from Baxter, BioOne, MedImmune and Kirin was 4%, 27%, 14% and less than 1%, respectively, of total revenue for the three months ended March 31, 2005.

Revenue from government grants and cooperative agreements decreased 16% to $2.7 million for the three months ended March 31, 2006, from $3.2 million for the comparable period in 2005. The decrease was due primarily to reduced expenditures under the blood safety awards in 2006, partially offset by funding for vaccines programs.

During the three months ended March 31, 2006, we recognized $0.5 million of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. Prior to the February 2006 agreement, product revenue represents our share of platelet system profits; subsequent to February 1, 2006, product revenue represents all of the platelet system revenues. These quarterly results may not be indicative of platelet system revenue in the future.

During the three months ended March 31, 2005, we recognized $0.2 million of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. The significant majority of the revenue recognized during the first quarter of 2005 was the result of settling a dispute with Baxter, which, prior to the first quarter of 2005, resulted in deferred revenues. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries. We do not expect sales of the system in Europe to be significant at least until the system is approved for sale and reimbursement rates established in the larger-market European countries.

Cost of Product Sales

Prior to the February 2006 agreement with Baxter, we did not record cost of product sales or gross margins from product sales. Subsequent to the February 1, 2006, effective date of the agreement, our cost of product sales consists solely of platelet system inventory sold. Inventory is accounted on a first-in, first-out basis. These results may not be indicative of future costs of product sales or gross margins.

Research and Development Expenses

	Three months ended March 31,
(in thousands, except percentage)	2006	2005	Change
Research and development expenses	$6,682	$5,049	$1,633	32%

Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, payments for licensed technologies, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, pre-clinical safety studies, manufacturing development and other laboratory studies. Beginning on January 1, 2006, our research and development expenses also include non-cash stock-based compensation expense as a result of adopting FAS 123R.

Research and development expenses increased 32% to $6.7 million for the three months ended March 31, 2006, from $5.1 million for the comparable period in 2005. Of the $6.7 million of research and development expense recognized during the three months ended March 31, 2006, $0.3 million was due to non-cash stock-based compensation recognized as a result of adopting FAS 123R. Overall, the increase from March 31, 2005, was due primarily to increased development spending related to the red blood cell program and preparations for entering Phase I clinical trials with CRS-100.

Our total research and development costs included $3.5 million for our blood safety programs and $3.2 million for our immunotherapy programs for the three months ended March 31, 2006, and $1.7 million for our blood safety programs and $3.4 million for our immunotherapy programs for the comparable period in 2005.

Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” in Part II, Item 1A below.

Selling, General and Administrative Expenses.

	Three months ended March 31,
(in thousands, except percentage)	2006	2005	Change
Selling, general and administrative	$3,116	$2,421	$695	29%

Selling, general and administrative expenses increased 29% to $3.1 million for the three months ended March 31, 2006, from $2.4 million for the comparable period in 2005. Selling, general and administrative expense includes headcount related costs, marketing costs, accounting, auditing and tax fees, legal fees, insurance, and internal control costs. Of the $3.1 million of selling, general and administrative expense recognized during the three months ended March 31, 2006, $0.4 million was due to non-cash stock-based compensation recognized as a result of adopting FAS 123R. Overall, the increase from the first quarter of 2005 was principally attributable to costs associated with establishing our operations in Europe. Our European office is not fully operational and, as such, we anticipate increased spending to achieve commercial sustainability of our INTERCEPT Blood Systems.

Gain on Loan Settlement

Concurrent with the February 2005 restructured agreements between Baxter and us, Baxter Capital and we entered into an agreement under which we immediately paid $34.5 million to Baxter Capital and entered into a promissory note for $4.5 million, payable with 8% interest in December 2006. Baxter Capital agreed to accept these payments in full satisfaction of the loan obligation, and the parties dismissed all related legal actions. As a result, we recorded a non-operating gain of $22.1 million in the period ended March 31, 2005, that reflected the difference between loan principal and accrued interest balances recorded through 2004, less amounts paid in February 2005 and remaining accrued liabilities as a result of the settlement, including a $0.8 million accrual included within other accrued expenses for other estimated expenses in connection with the restructured commercialization agreements with Baxter and long-term debt of $4.5 million, representing the note due to Baxter Capital in December 2006. In February 2006 we repaid the $4.5 million promissory note plus accrued interest.

Net Interest Income (Expense) and Other, Net

Net interest income (expense) and other, net was $2.1 million for the three months ended March 31, 2006, compared to $0.4 million during the comparable period in 2005. In both periods interest expense was accrued at 8% on the $4.5 million note payable to Baxter Capital. However, as a result of the February 2006 agreement with Baxter, we repaid the $4.5 million note plus accrued interest during the three months ended March 31, 2006, and as such, only recorded a portion of the full quarter’s interest expense on the note. Interest income was $0.3 million and $0.4 million for the three months ending March 31, 2006, and 2005, respectively. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. We recently completed a public offering of our common stock, which resulted in increased cash balances at March 31, 2006. We intend to invest these proceeds in marketable securities pursuant to our investment policy until such time as we have an operating cash need.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne, MedImmune and others, United States government grants and cooperative agreements and interest income. To date, we have not received a significant amount of capital from product sales revenue, and we will not derive significant capital from product sales unless and until one or more additional products receive regulatory approval and achieve market acceptance.

At March 31, 2006, we had cash, cash equivalents and short-term investments of $82.8 million. Net cash used in operating activities was $1.5 million for the three months ended March 31, 2006, compared to $4.7 million for the same period in 2005. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably increases in our accounts receivable and inventory balances offset by declines in our deferred revenue and other assets. Net cash provided by investing activities during the three months ended March 31, 2006 was $9.9 million, primarily due to sales and maturities of short-term investments. Net cash provided by financing activities during the three months ended March 31, 2006, was $38.6 million, compared to cash used in financing activities of $34.4 million for the same period in 2005. The increase in the first quarter of 2006 is due to the issuance of 5,175,000 shares of common stock in a public offering in March 2006, providing net proceeds of $42.4 million, offset by the repayment of a loan from Baxter Capital $4.5 million plus accrued interest. During the same period in 2005, we repaid $34.5 million on the note due to Baxter. Working capital increased to $70.4 million at March 31, 2006, from $27.7 million at December 31, 2005, primarily due to the receipt of proceeds from our stock offering and, to a lesser degree, from the gain from the February 2006 agreement with Baxter recognized during the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements for at least two years. These near-term capital requirements are dependent on various factors, including the progress and costs of development and commercialization of the INTERCEPT Blood System and research and development of our immunotherapy programs, payments from our development and commercialization partners, including MedImmune and BioOne, and from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will be dependent on these factors and on the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, development progress in our immunotherapy programs, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $45.3 million under the shelf registration statement.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from March 31, 2006
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Minimum purchase requirements	200	50	150	—	—
License fees and sponsored research	520	480	40	—
Operating leases	2,255	829	1,415	11	—

Total contractual cash obligations	$2,975	$1,359	$1,605	$11	$—

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains at March 31, 2006, totaled $0.1 million and unrealized losses at December 31, 2005 totaled $0.6 million. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our cash and short-term investments balance of $82.8 million at March 31, 2006, approximately 84% have original maturity dates of less than 90 days, and approximately 16% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio. We do not believe our unrealized losses reflect more than a temporary decline in value of our marketable securities held.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of March 31, 2006, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

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

On December 8, 2003, a class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former directors and officers. On December 10, 2003, a second action was filed in the same Court against the same defendants. Both actions were brought on behalf of a purported class of persons who purchased the Company’s publicly traded securities between October 25, 2000, and September 3, 2003. The complaints alleged that the defendants violated the federal securities laws by making certain allegedly false and misleading statements regarding the compound used in the Company’s red blood cell system. As is typical in this type of litigation, several other purported securities class action lawsuits containing substantially similar allegations have since been filed against the defendants. On May 24, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint abandons the allegations raised in the original complaints. Instead, the plaintiffs claim that the defendants issued false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the INTERCEPT Blood Systems for platelets, plasma and red blood cells. The consolidated complaint retains the same class period alleged in the original complaints. On June 17, 2004, the plaintiffs filed an amended consolidated complaint substantially similar to the previous consolidated complaint with additional allegations attributed to a confidential witness. On July 20, 2004, the defendants moved to dismiss the amended consolidated complaint. On January 20, 2005, the Court dismissed the complaint with leave to amend within 60 days. On March 21, 2005, the plaintiffs filed a second amended consolidated complaint, and on May 24, 2005, the plaintiffs filed a third amended consolidated complaint. The allegations of both the second and third amended consolidated complaints were similar to those contained in the previous amended consolidated complaint. The class period was shortened to the period from December 19, 2000, through January 30, 2003. On July 8, 2005, the defendants moved to dismiss this third amended consolidated complaint. The Company believes that this matter will not have a material effect on its results of operations or financial position; however, it cannot predict the outcome of this litigation.

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

ITEM 1A.	RISK FACTORS

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

Naturally-occurring Listeria is a bacterium that is a human pathogen that can cause serious illness. Our immunotherapy product candidates for cancer indications use proprietary, modified strains of Listeria that are designed to have a substantially reduced ability to cause illness in humans. However, before our vaccine candidates can be accepted for clinical testing, we must successfully complete a number of preclinical safety studies. We may not be able to identify a dose range in which our product candidates are therapeutically effective and yet maintain adequate safety margins. We have filed an IND for our first vaccine candidate, CRS-100, and have obtained clearance from FDA to proceed with a Phase I, dose-escalation clinical trial. We have not yet received approval from the institutional review boards, or IRB’s at participating clinical sites, which is a predicate to enrolling subjects in the Phase I trial. Clearance of a Phase I clinical trial using CRS-100 does not imply concurrence by FDA to our conducting later stage studies with CRS-100 and does not imply clearance for clinical trials of our other Listeria vaccine candidates expressing antigens, such as CRS-207. Our Phase I clinical trial for CRS-100 involves testing in a patient population with advanced disease. We may be unable to test CRS-100 and our other product candidates in subsequent trials in patient populations that we believe may be better suited clinically or commercially to our vaccines.

Because our vaccine candidates use novel platforms, the FDA or foreign regulators may require studies that we have not anticipated. In addition, we have contracted with third-party manufacturers to produce our vaccines for research, preclinical and clinical testing. We have manufactured CRS-100 for toxicology studies and Phase I clinical trials, but have not engaged in scale-up of the manufacturing process or the development of a commercial formulation. We also rely on third parties to conduct aspects of preclinical and clinical development on our behalf, including contract manufacturing and research services. These third parties may encounter delays, over which we have significantly less control than research and development activities performed in-house, or experience unexpected results. We may experience numerous unforeseen events during, or as a result of, the preclinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

Our ability to successfully develop cancer and infectious disease products is dependent in part on being able to attract and retain partners and collaborators, as well as governmental funding sources.

The development and commercialization of product candidates employing our Listeria and KBMA platform technologies will be expensive, lengthy and uncertain. To date, we have relied not only upon internal scientific, development and financial resources, but also upon third parties. We have licensed our Listeria platform to MedImmune for use in developing a product candidate potentially applicable to cancers expressing EphA2, a proprietary antigen owned by MedImmune. We are collaborating with investigators at Johns Hopkins on other cancer and infectious disease programs. We also rely on advice and insights from our scientific advisory board, a group of independent clinicians, professors and investigators, regarding our research and development activities. These relationships provide us with external perspectives and independent validation that may be critical to our future success. Loss of these relationships or failure to attract others may result in additional expense, delays in development and regulatory approval and failure to commercialize products. We have received significant funding from U.S. government agencies for research and development in both cancer and infectious disease, as well as funding from MedImmune under our license agreement relating to development of MEDI-543 (EphA2). Due to budgetary constraints, funding from the Federal government, particularly funding from the Department of Defense and National Institutes of Health, is expected to be reduced from prior years and is subject to political and economic forces beyond our control. Federal funding in support of our programs to develop prophylactic vaccines against anthrax and tularemia is not expected to lead to substantial commercial opportunities beyond potential biodefense applications, and we cannot be certain that the research conducted into those two infectious diseases will readily translate into applications with greater commercial potential. Loss of funding from government sources and third parties would require us to reduce the scope of our research and development efforts in immunotherapeutics, narrowing the number of programs to those we could support through internal resources.

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

In 2002, the platelet system received CE mark approval in Europe. We will need to complete validation studies and obtain regulatory and reimbursement approvals in certain European countries before we can market our products in those countries. Further randomized clinical trials funded by third parties will be conducted in some European countries, such as the Netherlands. We expect to conduct many smaller scale experience trials with prospective customers in a number of European countries. We expect that decisions to adopt the platelet system may be deferred until completion of the additional trials and experience studies in Europe and until after reimbursement rates are set. In certain countries, including England and Germany, the system must be approved for purchase or use by a specific governmental or non-governmental entity or entities, such as the Paul Ehrlich Institute in Germany, after which reimbursement rates will need to be determined. In France, the platelet system has been approved for use by blood centers in treating platelets; however, we do not expect to sell the platelet system to commercial customers until we have successfully completed certain experience studies and national reimbursement levels have been set.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. Based upon further discussions with the FDA based on that report, we continue to expect that the FDA will require an additional Phase III clinical trial to evaluate the hemostatic efficacy and safety of the platelet system, using the Company’s final commercial product design, as compared to conventional platelets. We also understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events, and that data on such events would need to be gathered in the additional Phase III trial. The additional Phase III clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the data from any additional clinical trials to be acceptable for approval. Before we begin an additional clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the plasma system, in the United States, reports for which were filed with the FDA during 2005. A CE mark application for regulatory approval in Europe of the plasma system was submitted in December 2005. We have not submitted any applications for regulatory approval of the plasma system in the United States or any other regions other than Europe. In some countries, including those in Europe, we may be required to perform additional clinical studies using the commercial configuration of the system in order to obtain regulatory approval. Failure to pursue regulatory approval of the plasma system in the U.S. due to strategic priorities may have adverse consequences on market acceptance of the INTERCEPT Blood System globally.

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibodies in two patients, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results to date from these additional research activities and after consulting with regulatory authorities, we have elected to initiate new Phase I trials in 2006 in the United States using a modified red blood cell system before potentially progressing to later-stage clinical trials. We will utilize a manual processing system in Phase I trials, which system is not in a commercially feasible form. A number of process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of clinical trials and while those clinical trials are being conducted. These include reaching agreement with the FDA on a Phase I clinical trial design and developing a commercially feasible red blood cell system, including disposables, hardware and software for implementing the process in blood collection centers. A delay in completing such activities could result in a delay in initiating Phase I trials or the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program. Clinical trials in particular are expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability.

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

Under our previous agreements, Baxter’s sales and marketing organization had made only modest progress in commercializing the platelet system in European countries where it has been fully approved for sale. Despite CE mark approval, Baxter had encountered governmental and blood banking community resistance to commercial adoption, including concerns from some national transfusion services, governmental agencies and healthcare policy groups regarding efficacy, cost and risk-benefit profile. Some potential customers have indicated that further safety information or additional studies would be required before adopting our products. There is some volume loss in the yield of blood products as a result of our pathogen inactivation process. In addition, our platelet system process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. If the volumetric reduction of blood product leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system product. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may limit their acceptance. In addition, our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance.

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

We may be required to reduce the sales price for our products, which would reduce and may eliminate our gross profit on sales. At our present, low unit sales levels of the platelet system, our costs to manufacture and sell the platelet system are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. We believe that future product sales in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products. If the INTERCEPT Blood System products fail to achieve market acceptance, we may never become profitable.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nation’s blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption are centralized in England. In Germany, decisions on product adoption are expected to be on a blood center-by-blood center basis, depending on both local and centralized regulatory approvals. We have not received in-country approvals to market our platelet system in England or Germany, nor has reimbursement been established in France. The National Blood Service in England has not yet indicated an interest in implementing our platelet system due to what we understand to be cost-benefit considerations. We may be required to seek explicit reimbursement in European countries for our plasma system, if and when approved by regulatory authorities, even though other competing pathogen inactivation products for plasma have been approved and are being reimbursed in Europe presently. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

We will need to develop and test additional configurations of the INTERCEPT Blood System products to address the entire market.

Our efforts to develop the platelet system for use in the United States have focused almost entirely on apheresis platelets collected on Baxter’s automated collection platform. Apheresis platelets are platelets that are collected from a single donor using an automated collection machine. Currently, we estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Blood centers in the United States preparing pooled random donor platelets may be reluctant to switch to apheresis collection. The FDA may require us to make our systems compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we would need to perform additional product development and testing, including additional clinical trials. These development activities would increase our costs significantly, and may not be successful. In addition, FDA regulations limit to four hours the time from pooling to transfusion to minimize the proliferation of bacterial contamination in the pooled product. The FDA’s time limit between pooling and transfusion currently precludes the use of our system with pooled random donor platelets. Although our system is designed to reduce the risk of bacterial contamination, we cannot predict whether the FDA would remove this process time constraint to allow our system to be used with pooled random donor platelets, and we have not yet made a request for the FDA to do so.

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

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC, an advisory committee convened by and reporting to the FDA. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. Product candidates in our immunotherapy programs beyond CRS-100 likely will be subject to review by the Recombinant DNA Advisory Committee of the National Institutes of Health, which could delay initiation of clinical trials.

If our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practice. The failure to comply with these requirements could result in delaying or precluding commercialization efforts in certain geographies, including the United States, and could result in enforcement action, which could harm our business. Gaining FDA approval for our platelet and plasma products would require additional investment and time, because the current manufacturing sites we rely upon for producing the platelet and plasma system products for European distribution are not FDA-qualified facilities. Regulatory authorities may also require post-marketing testing, which can involve significant expense. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in clinical and preclinical testing could be discovered in later stage clinical trials or after a marketing approval has been received. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. Governments or regulatory authorities may impose new regulations or other changes that could further delay or preclude regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

Distribution of our products outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France, Germany and England, to market our products. In addition, our customers in many countries must obtain regulatory approval to sell blood components treated with the INTERCEPT Blood System. The level of additional product testing varies by country, but could take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in failure to achieve higher levels of revenue and earnings.

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

We have conducted many toxicology studies to demonstrate the INTERCEPT Blood System product candidates’ safety, and we plan to conduct toxicology studies for our vaccine candidates and red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate our having to redesign our product candidates or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. With respect to an additional Phase III trial of the platelet system in the U.S., we expect the FDA to require us to demonstrate a very low level of potential side effects. Trials of this type may be too large and expensive to be practical.

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

We do not know whether we or our collaborators will begin planned clinical trials on schedule, if at all. Significant delays in clinical testing could materially impact our clinical trials. We also do not know whether planned clinical trials will need to be revamped or will be completed on schedule, if at all. Criteria for regulatory approval in cancer and infectious disease indications are evolving with competitive advances in the standard of care against which new product candidates are judged, as well as with changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints, and anticipated label claims are thus subject to change, even if original objectives are being met. In addition to the reasons stated above, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical and clinical trials and product candidates emerging from any successful trials would not reach the market for several years.

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

We have no experience in marketing and sales, or in managing a commercial operation in Europe. We can no longer rely upon Baxter for sales, marketing, distribution and regulatory support of the INTERCEPT Blood System products and are forming a new subsidiary in Europe to assume such responsibilities from Baxter. We have limited experience in managing regulatory affairs, particularly with foreign authorities.

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

•	We have relied on Baxter for marketing, sales, distribution, customer service and back office functions for certain products and regions. We currently have a small scientific affairs group that has helped support Baxter’s marketing organization; however, we have not maintained our own independent sales and marketing organization. We may be unable to maintain existing customer relationships established by Baxter as we take on responsibility for sales, marketing and customer service. Beginning in early 2006, we began to recruit a small sales force dedicated to selling and marketing the platelet system and, if approved, the plasma system, in Europe. We may be unable to recruit suitable sales, marketing, regulatory, quality and back office personnel on a timely basis, if at all. As we reduce our operational reliance on Baxter, we will also need to develop distribution, customer service, and back office capabilities either internally or by contracting with third parties, which we may be unable to accomplish on a timely or affordable basis. We may be unable to operate a European operation effectively and efficiently, even after the subsidiary is fully staffed. Developing sales, marketing and operational capabilities ourselves will increase our costs and may delay commercialization of our pathogen inactivation systems.

•	We have relied on Baxter for regulatory support for certain products and regions. Under our 2006 agreements, we will take on worldwide responsibility for regulatory activities regarding the INTERCEPT Blood System, except in territories covered by our agreement with BioOne for the platelet and plasma systems, provided that Baxter remains as the registrant or applicant under European registrations and applications for a transition period in 2006. We do not currently have the appropriate resources or in-depth experience to support regulatory activities relating to these products. We currently lack the resources and capabilities to respond appropriately to possible customer complaints or required regulatory reporting of adverse events arising from the use of the platelet system. We will need to increase our regulatory resources or contract with independent regulatory consultants, which we may be unable to do on a timely basis. Adding regulatory resources will result in increased costs and may potentially delay regulatory filings. Delays or inabilities to complete regulatory filings and obtain approvals will also delay or prevent us from earning milestone payments from BioOne, and from being able to recognize sales of our products and attaining profitability. Our agreements with Baxter require that Baxter transfer to us European regulatory registrations for the platelet system and European regulatory applications for the platelet and plasma systems once we have obtained necessary regulatory certification of our quality systems. An audit of our quality systems by European regulators is a prerequisite to such regulatory certification. Any delay in obtaining such certification would result in a delay in obtaining regulatory approval of the plasma system in Europe and may have other adverse consequences. There may be unforeseen adverse consequences in making this transition if regulatory agencies view the change negatively, which in turn may lead to potential delays in approvals.

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

•	We currently rely on Baxter for manufacturing and supplying components of our systems. Under the terms of our agreements, Baxter is currently responsible for manufacturing and supplying certain components and devices of the INTERCEPT Blood System for development and commercial use through 2008. If Baxter fails to manufacture and supply an adequate supply of components or devices, we will be required to identify other component manufacturers. We may be unable to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or components from Baxter could delay further regulatory approvals, market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Baxter manufactures our platelet and plasma systems and only limited components for our red blood cell system in facilities that are not FDA-approved. Our agreements do not require Baxter to validate these manufacturing facilities with the FDA. In order to be sold in the United States, our systems would be required to be manufactured in an FDA-approved facility. FDA validation of a manufacturing facility, whether owned by Baxter or by another party, will be costly and time-consuming. Because of low sales volumes and other reasons, Baxter’s costs to manufacture commercial components for the platelet system are greater than we previously anticipated and may continue to rise. This will reduce our potential gross profit margin from European platelet system sales. Under the terms of our agreements, Baxter has committed to conduct certain development activities for the plasma system that are necessary for CE mark approval of the disposable set and CE mark self-declaration for the UVA illuminator. If such activities are not completed in a timely manner, our CE mark submission and self-declaration for the plasma system will be delayed.

•	Baxter may assign its agreements with us to third parties. It has been reported that Baxter is seeking to sell the business unit that performs Baxter’s obligations under our agreements. We do not control, and cannot predict, whether, when or to whom the business unit may be sold. The business unit may be sold to an existing industry participant, including a strategic partner or a competitor, or to a private equity firm. While the assignment provision of our February 2006 agreement provides that the agreement may be assigned only to an assignee that assumes all of Baxter’s obligations under the agreement and has capability to perform the obligations, the acquirer of the business unit may fail to manufacture or supply an adequate supply of components or devices of the INTERCEPT Blood System, which would subject us to the risks described above. All references to “Baxter” in these Risk Factors should be read, as to future contingencies, to include any assignee of Baxter’s obligations under our agreements.

•	We will be required to identify and enter into agreements with third parties to manufacture the INTERCEPT Blood System products and related blood component storage solutions. Baxter’s manufacturing responsibilities for certain components of the platelet and plasma systems in general extend through 2008, after which we will assume manufacturing responsibilities. Except for very limited manufacturing of disposable components, Baxter is no longer obligated to provide manufacturing services related to the red blood cell system. We will need to identify parties to provide those manufacturing services related to our red blood cell system at all. It may be difficult to enter into these types of agreements on reasonable terms. In particular, it will be time-consuming for other manufacturers to develop the capability to manufacture the INTERCEPT Blood System products and blood component storage solutions economically and to gain regulatory approval to do so for commercial use. We may be unable to identify and contract with manufacturers that can make our products cost-effectively, which would delay our efforts to commercialize our products.

The platelet system is not compatible with platelet collection platforms and platelet storage solutions manufactured by others.

The equipment and materials used to collect platelets vary from manufacturer to manufacturer. Our system for platelets is designed to work with platelets collected using a proprietary platelet storage solution, called Intersol, and, for platelets collected by apheresis, is fully compatible only with Baxter’s apheresis platelet collection system. We have conducted our clinical studies for the platelet system using only Baxter’s equipment and materials. Baxter has committed to us to make Intersol collection and pooling products and conversion kits available to customers. However, Baxter may not make such products or its apheresis collection system available for sale in certain countries and has elected to discontinue sales efforts for its apheresis collection system in Japan. Under an agreement with Haemonetics Corporation, or Haemonetics, Baxter has agreed to provide Haemonetics with Intersol, with the objective that platelets collected on certain Haemonetics apheresis collection equipment may be directly treated using our platelet system. Making the Haemonetics apheresis collection system readily compatible with our platelet system will require certain changes in the Haemonetics device, and there can be no assurance that Haemonetics will undertake this effort on a timely basis or be commercially successful. Gambro, Inc., or Gambro, another major supplier of automated platelet collection systems, is conducting clinical trials of its own system for pathogen inactivation of platelets. For competitive reasons, Gambro may have little or no incentive to make its apheresis collection system compatible with our platelet system. Attaining compatibility with collection platforms and platelet storage solutions manufactured by others would require adaptations to either our platelet system or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system in the United States and other countries may be delayed until the system receives regulatory approval for use on such other equipment.

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

The INTERCEPT Blood System products, including many of the components, have only been manufactured on a commercial scale on a limited basis. We intend to use third-party manufacturers to produce commercial quantities of the chemical compounds to be used in our products. These compounds have not yet been produced in quantities sufficient to support commercialization for all regions in which we may market our products. We have an agreement with a manufacturer to produce commercial quantities of amotosalen, a proprietary compound used in our platelet and plasma systems. We currently do not have any third-party manufacturing agreements in place for commercial production of compounds used in our red blood cell system. Any additional commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations. It may be difficult or impossible to economically manufacture our products on a commercial scale.

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

Under the terms of our February 2006 agreement, Baxter is required to provide certain transition services relating to European activities, at our expense. These services included specified regulatory and clinical support activities, installation, maintenance and calibration services until December 31, 2006, clinical education and training until December 31, 2006, and manufacturing technical information and advice until December 31, 2008. If Baxter fails to provide these services, we may be unable to assume these functions ourselves or identify alternative third party providers on a timely basis or on reasonable terms, if at all. Any delay in these activities could delay further regulatory approvals, market introduction and subsequent sales of the systems.

We have used prototype components in our preclinical studies and clinical trials in the United States and have not completed the components’ commercial design.

The system disposables and instruments we used in many of our preclinical studies and clinical trials in the United States historically and those we plan to use in our new Phase I red blood cell trial are prototypes of systems to be used in the final products. As a result, we expect regulatory authorities will require us to perform additional preclinical and clinical studies using the commercial versions of the systems to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial products’ design, which may increase our expenses and delay the commercialization of our products. If we fail to develop commercial versions of the INTERCEPT Blood System on schedule, our potential revenue would be delayed or diminished and our competitors may be able to bring products to market before we do.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. In Europe, several companies, including Grifols, Octapharma AG and Maco Pharma International GmbH, are developing or have developed commercial pathogen inactivation systems to treat fresh frozen plasma. Navigant Biotechnologies, a wholly owned subsidiary of Gambro Group, is developing a pathogen inactivation system for blood products.

New methods of testing blood for specific pathogens have been approved by the FDA and in Europe, as have tests for bacteria in platelets. Continued delays in commercialization of the platelet system in France and Germany may impact our ability to compete with bacterial testing for platelets. Tests have recently been approved to detect West Nile Virus in blood products. Other groups are developing rapid, point-of-care bacterial tests, synthetic blood product substitutes and products to stimulate the growth of platelets. Development and commercialization of any of these technologies could impair the potential market for our products.

There are many companies pursuing programs for the treatment of cancer and treatment and prevention of infectious disease. Some are large pharmaceutical companies, such as Sanofi-Aventis, Bristol-Myers Squibb, Genentech and Gilead, which have greater experience and resources in product development, preclinical testing, human clinical trials, obtaining FDA and other regulatory approvals and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies, such as Cell Genesys, Inc., Coley Pharmaceutical Group, Dendreon Corporation, and Therion Biologics Corporation that have cancer vaccine programs that are in more advanced stages of development than ours. In addition, other companies are pursuing early-stage research and development of Listeria-based immunotherapies. If any of these companies’ products are shown to be more efficacious than ours, our Listeria-based products may fail to gain regulatory approval or commercial acceptance. If these companies’ products fail in human clinical trials, we may be required to overcome more significant regulatory barriers prior to gaining approval, face more challenging impediments to market acceptance and may be unable to raise capital to fund development of our Listeria or KBMA programs.

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

The significant majority of our operations are at a single site that is subject to lengthy business interruption in the event of a severe earthquake.

The significant majority of our facilities are in Concord, California and are within an active earthquake fault zone. Should a severe earthquake occur, we might be unable to occupy our facilities or conduct research and development activities in support of our products until such time as our facilities could be repaired and made operational. Our property and casualty and business interruption insurance in general does not cover losses caused by earthquakes. While we have taken certain measures to protect our scientific, technological and commercial assets, a lengthy or costly disruption due to an earthquake would have a material adverse effect on us.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $58.3 million in 2003, $31.2 million in 2004. However, in 2005, we realized a $22.1 million nonrecurring gain associated with the restructuring of a loan payable. As a result of this gain, we recorded net income of $13.1 million in 2005. At March 31, 2006, we had an accumulated deficit of approximately $307.6 million. Except for the platelet system, which has received European CE mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until more of our product candidates are commercialized and achieve significant market acceptance.

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

As of March 31, 2006, we had been awarded $36.9 million in funding under cooperative agreements with the Department of Defense, and also have received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. If we are unable to obtain federal grant and cooperative agreement funding for future activities at similar or greater levels, we may need to further reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general and administrative spending beyond what we have experienced.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2003 to March 31, 2006, the sale price of our common stock as quoted on the Nasdaq National Market fluctuated within a range from a low of $1.60 to a high of $21.75. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

	3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

	3.2(2)	Bylaws of Cerus.

	4.2(2)	Specimen Stock Certificate.

	10.53	Form of Senior Management Bonus Plan for 2006.

	10.54	Commercialization Transition Agreement, dated as of February 12, 2006, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation. +

	31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested for certain portions of this exhibit.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 2, 2006	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Bylaws of Cerus.

4.2(2)	Specimen Stock Certificate.

10.53	Form of Senior Management Bonus Plan for 2006.

10.54	Commercialization Transition Agreement, dated as of February 12, 2006, by and among Cerus, Baxter Healthcare S.A. and Baxter Healthcare Corporation. +

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested for certain portions of this exhibit.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.