Form 10-Q
period 2006-06-30
CERUS CORP
filed 2006-08-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

As of July 21, 2006, there were 27,797,820 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2006

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$56,696	$5,780
Short-term investments	19,428	40,025
Accounts receivable and other current assets	5,344	5,200
Inventories	1,896	—

Total current assets	83,364	51,005
Non-current assets:
Furniture and equipment, net of depreciation and amortization	1,559	1,235
Long-term investments	6,175	6,175
Other assets	264	245

Total assets	$91,362	$58,660

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,211	$2,092
Current loan and interest payable	—	4,826
Accrued liabilities	6,604	5,197
Deferred revenue	4,107	11,135
Deferred gain	5,171	—
Current portion of capital lease obligation	102	67

Total current liabilities	17,195	23,317
Capital lease obligation	65	68

Total liabilities	17,260	23,385
Commitments and contingencies
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	28	23
Additional paid-in capital	377,309	332,694
Accumulated other comprehensive loss	(87)	(295)
Accumulated deficit	(312,644)	(306,643)

Total stockholders’ equity	74,102	35,275

Total liabilities and stockholders’ equity	$91,362	$58,660

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Milestone and development funding	$4,204	$2,594	$8,021	$5,527
Government grants and cooperative agreements	1,480	2,800	4,182	6,028
Product revenue	776	86	1,255	326

Total revenue	6,460	5,480	13,458	11,881
Operating expenses:
Cost of product revenue	281	—	464	—
Research and development	8,357	5,881	15,038	10,930
Selling, general and administrative	3,762	2,616	6,878	5,037

Total operating expenses	12,400	8,497	22,380	15,967

Loss from operations	(5,940)	(3,017)	(8,922)	(4,086)
Gain on loan settlement	—	—	—	22,089
Interest income and other, net	868	256	2,921	621

Net income (loss)	$(5,072)	$(2,761)	$(6,001)	$18,624

Net income (loss) per common share:
Basic	$(0.18)	$(0.12)	$(0.24)	$0.84
Diluted	$(0.18)	$(0.12)	$(0.24)	$0.80
Weighted average common shares outstanding used for basic and diluted net income (loss) per share:
Basic	27,770	22,321	25,450	22,289
Diluted	27,770	22,321	25,450	23,343

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(6,001)	$18,624
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	344	365
Gain on loan settlement	—	(22,089)
Stock-based compensation to employees	1,428	100
Gain on sale of equipment	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	138	77
Inventories	(1,896)	—
Other assets	(302)	—
Deferred gain	5,171	—
Accounts payable and accrued expenses	718	(1,027)
Accrued interest	(326)	146
Deferred revenue	(7,028)	(4,668)

Net cash used in operating activities	(7,754)	(8,476)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(668)	(304)
Purchases of short-term investments	(6,451)	(3,000)
Sales of short-term investments	—	8,000
Maturities of short-term investments	27,257	3,504

Net cash provided by investing activities	20,138	8,200
Financing activities:
Net proceeds from common stock public offering	42,353	—
Net proceeds from issuance of common stock from ESPP, stock options and restricted stock units	749	216
Repayment of loan	(4,500)	(34,500)
Payments on capital lease obligations	(70)	—

Net cash provided by (used in) financing activities	38,532	(34,284)

Increase (decrease) in cash and cash equivalents	50,916	(34,560)
Cash and cash equivalents, beginning of period	5,780	39,493

Cash and cash equivalents, end of period	$56,696	$4,933

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 – Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and our subsidiary, Cerus Europe B.V., after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period.

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

Our main sources of revenues through June 30, 2006, have been our research and development activities and agreements. Historically, development funding has consisted of payments made (i) by Baxter Healthcare Corporation (“Baxter”), a subsidiary of Baxter International Inc. (“Baxter International”), to us as reimbursement for development spending in excess of the levels determined by Baxter and us and (ii) by MedImmune, Inc. (“MedImmune”) to us as reimbursement for certain fee-for-service development activities. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. We evaluate licenses and research and development agreements that contain multiple elements in accordance with EITF 00-21 and accordingly allocate revenue to each element of the agreement based on their relative fair values.

We receive milestone and upfront consideration from collaborative partners, including MedImmune and BioOne Corporation (“BioOne”). This milestone and upfront consideration is earned through our research and development activities surrounding the agreements with our collaborative partners. Upfront consideration is generally deferred upon receipt and recognized ratably over the periods to which the payments relate.

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

Effective February 1, 2006, we entered into an agreement with Baxter, which gave us the exclusive commercialization rights to the INTERCEPT Blood Safety System for platelets and plasma (the “platelet system” and the “plasma system”). As a result of the agreement, we now record product sales of the platelet system, rather than our negotiated share of gross profits from such sales under the prior agreement with Baxter. Also as a result of the February 2006 agreement, we record cost of revenues, which, for the three and six month periods ended June 30, 2006, consisted solely of the value of platelet system inventory sold. Inventories consist of finished goods components of the platelet system and are recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Stock based compensation

Beginning January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which stock compensation costs related to options granted in periods prior to adoption are recognized based on their original valuation assumptions. The valuation provisions of FAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period.

See Note 2 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alterative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations.

Other Significant Accounting Policies.

For all other significant accounting policies, refer to the Company’s Form 10-K for the year ended December 31, 2005.

Note 2 – Stock-Based Compensation

We maintain stock compensation plans as long-term incentives for employees, contractors, and members of our Board of Directors and Scientific Advisory Boards. Currently, our active stock option plans include the 1996 Equity Incentive Plan (the “1996 Plan”), the 1998 Non-Officer Stock Option Plan (the “1998 Plan”), and the 1999 Equity Incentive Plan (the “1999 Plan”).

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

Restricted Stock Units

In March 2004, we granted restricted stock units to certain then-current employees. Subject to each grantee’s continued employment, shares underlying restricted stock unit grants vest in four semi-annual installments. We recorded compensation expense based on the fair value of the underlying common stock as of the grant date, recognized over the vesting period. As of June 30, 2006, all restricted stock units pertaining to the March 2004 grant had vested and all related compensation expense had been recognized based on the valuation of $3.38 per share.

During the six months ended June 30, 2006, we granted restricted stock units to our Chief Executive Officer and Vice Presidents in accordance with the 2005 bonus plan. Subject to each grantee’s continued employment shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term. The restricted stock units granted during the six months ended June 30, 2006, totaled 37,098 valued at $10.32 per share. None of the restricted stock units issued during the six months ended June 30, were vested as of June 30, 2006.

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

Expected Term

We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discreet, homogeneous groups. For those homogeneous groups where we are unable to obtain sufficient information to estimate the expected term for a particular group, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The expected term of employee stock purchase plan shares is the term of each purchase period.

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

Prior to the adoption of FAS 123R, we recognized the estimated compensation cost of restricted stock units over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

The assumptions used to value option grants for the three and six months ended June 30, 2006, and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	3.77-6.28	5.00	3.77-6.28	5.00
Volatility	64.9%	56.6%	64.9%	57.4%
Risk-free interest rate	4.55%	3.87%	4.55%	4.04%

The assumptions used to value employee stock purchase rights for the three and six months ended June 30, 2006, and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	0.50	0.50	0.50	0.50
Volatility	59.82%	56.6%	59.82%	57.4%
Risk-free interest rate	4.58%	3.87%	4.58%	4.04%

Total stock-based compensation recognized on our consolidated statement of income for the three and six months ended June 30, 2006, was as follows:

	Option Grants and Stock Purchase Rights
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income Statement Classifications
Research and development	$299	$566
Selling, general and administrative	487	862

Total	$786	$1,428

The following table sets forth the pro forma amounts of net income (loss) and net income (loss) per share, for the three and six months ended June 30, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of FAS 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss):
As reported	$(2,761)	$18,624
Add: Stock-based compensation expense for employees included in reported net income (loss), net of tax	49	99
Less: Total stock-based compensation expense for employees determined under the fair value based method, net of tax	(614)	(1,194)

Pro forma net income (loss)	$(3,326)	$17,529

Basic net income (loss) per share:
As reported	$(0.12)	$0.84
Pro forma	$(0.12)	$0.80
Diluted net income (loss) per share:
As reported	$(0.15)	$0.79
Pro forma	$(0.15)	$0.75

Activity under the stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2005	4,598	$13.03
Granted	357	$9.25
Cancelled	(108)	$22.52
Exercised	(119)	$3.32

Balances at June 30, 2006	4,728	$12.77

The following table depicts the population of stock options at range of exercise prices outstanding at June 30, 2006:

(Shares in thousands)	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.950—2.050	152	8.11	$2.0484	69	$2.0499
$2.100—2.280	658	8.00	$2.2739	321	$2.2730
$2.360—2.890	528	8.11	$2.5014	131	$2.5957
$2.950—3.250	543	7.87	$3.2343	292	$3.2306
$3.430—4.740	487	8.06	$4.2720	247	$4.2183
$5.000—8.750	441	8.25	$7.5919	191	$7.2019
$8.860—8.860	578	9.26	$8.8600	96	$8.8600
$9.000—21.060	482	6.13	$14.5239	325	$16.3241
$21.061—50.050	498	4.55	$36.0181	498	$36.0249
$50.180—75.250	360	5.46	$55.4470	360	$55.4470

	4,728	7.43	$12.7670	2,530	$19.2229

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

Our senior management do not view segment results below operating income (loss) and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. For the periods presented, revenue from Baxter, BioOne and the units of the United States Department of Defense (“Armed Forces”) are included in blood safety programs, and revenue from MedImmune and the Armed Forces are included in immunotherapies. Segment information for the three and six months ended June 30, 2006, and 2005, is presented below (in thousands):

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Revenue	Operating Loss	Revenue	Operating Loss
Blood safety programs	$4,967	$(2,254)	$3,332	$(192)
Immunotherapies	1,493	(3,686)	2,148	(2,825)

Totals	$6,460	$(5,940)	$5,480	$(3,017)

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Revenue	Operating Loss	Revenue	Operating Loss
Blood safety programs	$9,387	$(2,853)	$6,500	$358
Immunotherapies	4,071	(6,069)	5,381	(4,444)

Totals	$13,458	$(8,922)	$11,881	$(4,086)

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net income (loss) and included as a component of stockholders’ equity. Comprehensive income (loss) and its components were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss):
As reported	$(5,072)	$(2,761)	$(6,001)	$18,624
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	75	127	208	(95)

Comprehensive income (loss)	$(4,997)	$(2,634)	$(5,793)	$18,529

Note 5 – Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. Stock options and Series B preferred stock outstanding during the three and six months ended June 30, 2006 and the three months ended June 30, 2005, were not included in the computation of diluted net loss per share because their effect was antidilutive. For the six months ended June 30, 2005, diluted net income per share included the effect of 721,000 shares of common stock calculated on options outstanding using the treasury stock method and the Series B preferred stock, which was convertible into 332,700 shares of common stock.

Note 6 – Restructured Agreements with Baxter

Effective February 1, 2006, we entered into a restructuring of our agreements with Baxter related to the INTERCEPT Blood System. Under the terms of the 2006 agreement, we gained worldwide rights to the INTERCEPT Blood System for platelets (the “platelet system”) and the INTERCEPT Blood System for plasma (the “plasma system”) previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. As a result of the agreement, we record all of the platelet and plasma system revenues. Baxter has agreed to supply certain transition services, including regulatory, technical and administrative support, in 2006 at our expense and to conduct certain continued development efforts relating to the plasma system at Baxter’s expense. We recorded gains and deferred gains of approximately $6.5 million resulting from this agreement. Also as a result of this agreement we repaid a $4.5 million promissory note and the related accrued interest during the six months ended June 30, 2006. This promissory note had been payable to Baxter since February 2005 and had an original maturity date of December 2006 with interest of 8%. At June 30, 2006 we had approximately $5.2 million in deferred gains recorded on our condensed consolidated balance sheet which may be used to offset qualifying expenses we incur associated with the commercialization of the platelet and plasma systems. The nature of these qualifying expenses may be for cost of product revenue, selling, general and administrative, or research and development. For the six months ended June 30, 2006, we have recognized approximately $0.6 million associated with these qualifying expenses.

Baxter has agreed to manufacture systems and components, on a cost-plus basis, through 2008. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, we will need to undertake additional validation steps before use of such items in the United States. Baxter has agreed to supply only very limited types of components for the prototype red blood cell system.

Prior to entering the February 2006 agreement, we received 33.5 percent of the platelet system and plasma system revenues, which are shown as product revenues on our statements of operations.

Note 7 – Transactions with BioOne

In April 2004, we made an investment in the common stock of BioOne, a privately-held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms, other corporations and individual investors. Because our initial investment represented greater than 20% of BioOne’s voting equity securities, we accounted for this investment under the equity method for the three months ended June 30, 2004. During this period, we reported our share of BioOne’s net losses for that period as a loss from equity affiliate and as a reduction of our investment.

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

We made an additional $1.1 million investment in BioOne equity securities in July 2004. As a result of dilution from additional concurrent third party investments in BioOne, we then held less than 20% of the outstanding voting securities of BioOne and began accounting for our investment in BioOne under the cost method. As partial payment for rights to the plasma system in BioOne’s territories, in December 2005 we received shares and a warrant, exercisable at a nominal price, for additional shares valued at $5.0 million based on a concurrent financing with new and existing investors completed by BioOne. We continue to hold less than a 20% interest in the voting securities of BioOne and thus continue to account for our investment under the cost method. As of June 30, 2006, our investment in BioOne was $6.2 million and was included in long-term investments on our balance sheets. We evaluate the carrying value of this investment periodically and have determined our carrying value is fairly stated.

Note 8 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1% of our outstanding common shares as of June 30, 2006. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 9 – Litigation

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

On December 15, 2003, our directors and certain of our current and former officers were named as defendants in a derivative lawsuit. This action was filed in the Superior Court for the County of Contra Costa and names the Company as a nominal defendant. A virtually identical derivative complaint was filed on March 17, 2004, in the same Court. The plaintiffs in these actions are Cerus stockholders who seek to bring derivative claims on behalf of the Company against the defendants. The lawsuit alleges breach of fiduciary duty and related claims. On June 1, 2004, the plaintiffs filed a consolidated complaint. The consolidated complaint repeats the allegations made in the original complaints, asserts the same claims as those complaints and seeks an unspecified amount of damages. On August 5, 2004, the Court approved a stipulation and proposed order staying the action for so long as the discovery stay in the securities action remains in place. The order further provides that plaintiffs may file an amended consolidated complaint within thirty days following the resolution of the pleadings in the securities action. We believe that this matter will not have a material effect on our results of operations or financial position; however, we cannot predict the outcome of this litigation.

Note 10 – Public Stock Offering

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

Cerus, INTERCEPT, INTERCEPT Blood System and Helinx are United States registered trademarks of Cerus Corporation.

Baxter and Intersol are trademarks of Baxter International Inc.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized during the three months ended March 31, 2005, we have been generally unprofitable since inception and, as of June 30, 2006, had an accumulated deficit of approximately $312.6 million. Except for the platelet system, for which the European Union approved issuance of a CE mark, all of our product candidates are in the research and development stage. In late 2005, we filed a CE mark application for the plasma system and an investigational new drug application, or IND, with the United States Food and Drug Administration, or FDA, for CRS-100, a product candidate employing our attenuated Listeria technology platform, and we have elected to re-enter Phase I human clinical trials in the United States for the red blood cell system, which we plan to initiate in 2006. Our primary source of revenue is from milestone and development funding from our collaborative partners, U.S. government grants, contracts and cooperative agreements. We have begun receiving European product revenues from the sale of our platelet system and anticipate continued growth of our product sales as we penetrate European markets. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities on our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Through June 30, 2006, in addition to the product revenues from sales of our platelet system, we have recognized revenue from an ongoing development agreement with MedImmune and commercialization agreements with BioOne, as well as from grants and cooperative agreements from the Armed Forces and National Institutes of Health, or NIH. Under the agreements with MedImmune and BioOne, we are receiving development funding and may receive contingent milestone payments and royalties on future product sales.

As of June 30, 2006, we had received $1.5 million of upfront and milestone payments from MedImmune under the terms of the agreement, consisting of a $1.0 million up- front payment and a $0.5 million milestone payment, and had received a total of $15.0 million in cash payments and equity securities from BioOne. We also receive development funding from MedImmune and have recognized nominal development funding revenue during the three months ended June 30, 2006 and $0.4 million of development funding revenue during the three months ended June 30, 2005. We also entered into cooperative agreements with the Armed Forces and received grants and contracts from NIH to conduct certain research and development activities, and we recognized $1.5 million and $2.8 million under funding awards received in connection with these agreements during the three months ending June 30, 2006, and 2005, respectively. During the three months ended June 30, 2006, all of these awards related to our immunotherapy programs, whereas during the three months ended June 30, 2005, $1.1 million of these awards related to our blood safety programs and $1.7 million related to our immunotherapy programs. In late 2005, we mutually agreed to discontinue development efforts whereby, along with the Pharmaceutical Division of Kirin Brewery Co. Ltd., or “Kirin”, we were developing and marketing products for stem cell transplantation.

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

As a result of the February 2006 agreement with Baxter, we recorded net gains and deferred gains of approximately $6.5 million in the period ending March 31, 2006. We also repaid the $4.5 million promissory note plus accrued interest owed to Baxter Capital that had originally been due in December 2006. At June 30, 2006 we had approximately $5.2 million in deferred gains recorded on our condensed consolidated balance sheet which may be used to offset qualifying expenses we incur associated with the commercialization of the platelet and plasma systems. The nature of these qualifying expenses may be for cost of product revenue, selling, general and administrative, or research and development. For the six months ended June 30, 2006, we have recognized approximately $0.6 million associated with these qualifying expenses.

Under the terms of the February 2006 agreement, we are responsible for the commercialization and development of the platelet and plasma systems, except in parts of Asia, and we expect that our spending over the next year in support of research, development and commercialization of the platelet and plasma systems will be in excess of the contribution from product sales to customers and from milestone payments and development funding for such programs from Baxter, BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of clinical trials and device development of our red blood cell system, as well as the preclinical and early stage clinical development of our immunotherapy programs in both cancer and infectious disease.

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

We believe the following critical accounting policies, which have been reviewed by our Audit Committee, affect our more significant judgments and estimates used in the preparation of our financial statements:

•	Revenue and research and development expenses—Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. Revenue related to at-risk milestones specified under development contracts is recognized as the milestones are achieved. To date, we have not received license fees or milestone payments that are refundable. To the extent that they are subject to future performance criteria, we recognize as revenue ratably over the estimated license or development period. We have received up-front payments from collaboration agreements. These up-front payments are deferred and recognized over the period to which the payments relate. We receive certain United States government grants and contracts that support our research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

•	We record accrued liabilities for certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, and transition services and development activities. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services.

•	Stock compensation expense – We issue stock-based awards to our employees, Board of Directors, Scientific Advisory Boards and certain contractors as strategic, long-term incentives. Beginning in the first quarter of 2006, we recorded stock-based compensation expense for these awards under FAS 123R. We have elected to use the modified-prospective method of adoption. We record compensation expense to our income statement based on the grant-date fair value of a stock award and the requisite service period, which is the vesting period. We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model.

•	The Black-Scholes option pricing model calculates the grant-date fair value using certain variables. These variables are impacted by our stock price, award exercise behaviors, the risk free interest rate and our expected dividends and many of these variables require us to use significant judgment.

Expected Term

We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discreet homogeneous groups. . For those homogeneous groups where we are unable to obtain sufficient information to estimate the expected term in this manner, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2006, and 2005

Revenue.

	Three months ended June 30,
(in thousands, except percentage)	2006	2005	Change
Milestone and development revenue	$4,204	$2,594	$1,610	62%
Government grant and cooperative agreements	1,480	2,800	(1,320)	(47%)
Product revenue	776	86	690	802%

Total revenue	$6,460	$5,480	$980	18%

Milestone and development revenue from Baxter, BioOne and MedImmune increased 62% to $4.2 million for the three months ended June 30, 2006, from $2.6 million for the comparable period in 2005. The increase was due primarily to deferred revenue recognized in the period from up-front consideration received from BioOne in 2005. Milestone and development funding from BioOne, MedImmune, and Baxter was 53%, 0% and 12%, respectively, of total revenue for the three months ended June 30, 2006. Milestone and development revenue from Baxter, BioOne, MedImmune and Kirin was 8%, 32%, 7% and less than 1%, respectively, of total revenue for the three months ended June 30, 2005. We expect to recognize the remaining of $4.1 million of deferred revenue from BioOne on our balance sheet at June 30, 2006, over the remainder of 2006.

Revenue from government grants and cooperative agreements decreased 47% to $1.5 million for the three months ended June 30, 2006, from $2.8 million for the comparable period in 2005. The decrease was due primarily to reduced expenditures under the blood safety awards in 2006, partially offset by funding for our vaccines programs. At June 30, 2006 in excess of $6.0 million in government grant awards were pending. We anticipate the release of these awards in 2006.

During the three months ended June 30, 2006, we recognized $0.8 million of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe. Prior to the February 2006 agreement, product revenue represented our share of platelet system profits; subsequent to February 1, 2006, product revenue represents all of the platelet system revenues. These quarterly results may not be indicative of platelet system revenue in the future.

During the three months ended June 30, 2005, we recognized $0.1 million of product sales revenue from sales of the INTERCEPT Blood System for platelets in Europe.

We do not expect sales of the platelet system in Europe to be significant at least until the system is approved for sale and reimbursement rates established in the larger-market European countries. The INTERCEPT Blood System for platelets is currently undergoing validation studies and regulatory reimbursement review in many European countries.

	Six months ended June 30,
(in thousands, except percentage)	2006	2005	Change
Milestone and development revenue	$8,021	$5,527	$2,494	45%
Government grant and cooperative agreements	4,182	6,028	(1,846)	(31%)
Product revenue	1,255	326	929	285%

Total revenue	$13,458	$11,881	$1,577	13%

During the six months ended June 30, 2006, compared to the same period in 2005, total revenues increased $1.6 million or 13% to $13.5 million. The increase in revenues was driven from milestone and development funding from BioOne received during the second half of 2005 and recognized ratably over the estimated remaining development period of the plasma system. In addition, our product sales contributed to the relative increase in 2006, reflecting revenue from the total sales of platelet system as opposed to the results in 2005, which reflected our 33.5 percent of total platelet system sales. Partially offsetting the 2006 increases in milestone and development and product revenue are reductions in the revenue received from government grants. At June 30, 2006 in excess of $6.0 million in government grant awards were pending. We anticipate the release of these awards in 2006.

Cost of Product Sales

Prior to the February 2006 agreement with Baxter, we did not record cost of product sales or gross margins from product sales. Subsequent to the February 1, 2006 effective date of the agreement, our cost of product sales consisted solely of platelet system inventory sold. Inventory is accounted for on a first-in, first-out basis. These results may not be indicative of future costs of product sales or gross margins.

Research and Development

	Three months ended June 30,		Change
(in thousands, except percentage)	2006	2005
Research and development	$8,357	$5,881	$2,476	42%

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

Research and development expenses increased 42% to $8.4 million for the three months ended June 30, 2006, from $5.9 million for the comparable period in 2005. Of the $8.4 million of research and development expense recognized during the three months ended June 30, 2006, $0.3 million was due to non-cash stock-based compensation recognized under FAS 123R. Overall, the increase from the prior year period was due primarily to increased development spending related to the red blood cell program and preparations for entering Phase I clinical trials for CRS-100.

Our total research and development costs included $4.8 million for our blood safety programs and $3.6 million for our immunotherapy programs for the three months ended June 30, 2006, and $2.6 million for our blood safety programs and $3.3 million for our immunotherapy programs for the comparable period in 2005.

	Six months ended June 30,		Change
(in thousands, except percentage)	2006	2005
Research and development	$15,038	$10,930	$4,108	38%

Research and development expenses for the six month period ended June 30, 2006, increased $4.1 million to $15.0 million from the corresponding period in 2005. Of the $15.0 million in research and development expenses recognized during the six months ended June 30, 2006, $0.6 million was due to non-cash stock-based compensation recognized under FAS 123R. The increase in research and development expenses was due to increased research and development efforts relating to our red blood cell system and our CRS-100 and CRS-207 cancer immunotherapy programs. We anticipate our research and development expenses will continue to increase as we commence clinical trials of our CRS-100 vaccine candidate and red blood cell system.

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

Selling, General and Administrative.

	Three months ended June 30,
(in thousands, except percentage)	2006	2005	Change
Selling, general and administrative	$3,762	$2,616	$1,146	44%

Selling, general and administrative expenses include salaries and related expenses for administrative personnel, expenses for our commercialization efforts underway in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums. Beginning on January 1, 2006, our selling, general and administrative expenses also include non-cash stock-based compensation as a result of adopting FAS 123R.

Selling, general and administrative expenses increased 44% to $3.8 million for the three months ended June 30, 2006, from $2.6 million for the comparable 2005 period. Of the $3.8 million of selling, general and administrative expense recognized during the three months ended June 30, 2006, $0.5 million was due to non-cash stock-based compensation recognized under FAS 123R. Overall, the increase from the second quarter of 2005 was principally attributable to costs associated with establishing and building our commercial operations in Europe, as well as increased legal and accounting fees.

	Six months ended June 30,
(in thousands, except percentage)	2006	2005	Change
Selling, general and administrative	$6,878	5,037	1,841	37%

Selling, general and administrative expenses increased to $6.9 million during the six months ended June 30, 2006, compared to $5.0 million during the corresponding period in 2005. The increase in selling, general and administrative expenses was attributable to costs associated with establishing and building our commercial operations in Europe, as well as increased legal and accounting fees. Of the $6.9 million in selling, general and administrative expenses incurred during the six months ended June 30, 2006, $0.9 million related to non-cash stock-based compensation recognized under FAS123R. Our European operations are not yet fully developed and staffed. As such, we anticipate continuing to increase spending in support of commercializing our INTERCEPT Blood Systems in Europe. Baxter is providing us with transition services in Europe under contract through the end of 2006 on a cost plus basis as we complete building our European commercial capabilities. As we assume those transition activities currently provided by Baxter, we may experience increased costs in the performance of those activities.

Gain on Loan Settlement

Under an agreement entered into with Baxter in 2005, we repaid $34.5 million and concurrently entered into a promissory note for $4.5 million payable with 8% interest as full satisfaction of a loan obligation. As a result of the 2005 agreement, during the six months ended June 30, 2005, we recorded a non-operating gain of $22.1 million and accrued expenses of $0.8 million. In February 2006, we repaid the $4.5 million promissory note plus the accrued interest. As of June 30, 2006, we had no further loan obligations.

Interest Income and Other, Net

Interest income and other, net was $0.9 million and $2.9 million for the three and six months ended June 30, 2006, respectively, compared to $0.3 million and $0.6 million during the respective comparable periods in 2005. Net interest income was $0.3 million and $1.2 million for the three and six months ending June 30, 2006, respectively, and $0.3 million and $0.6 million for the respective comparable periods in 2005. We recognized a non-operating gain of $1.8 million during the six months ended June 30, 2006, from cash consideration received from Baxter as a result of the 2006 commercialization transition agreement. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. In March 2006 we completed a public offering of our common stock, which resulted in increased cash balances. We have invested these proceeds in marketable securities pursuant to our investment policy until such time as we have an operating cash need.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, payments received under our agreements with Baxter, BioOne, MedImmune and others, United States government grants and cooperative agreements and interest income. To date, we have not derived a significant amount of capital from product sales, and we will not derive significant capital from product sales unless and until one or more additional products receive regulatory approval and achieve market acceptance.

At June 30, 2006, we had cash, cash equivalents and short-term investments of $76.1 million. Net cash used in operating activities was $7.8 million for the six months ended June 30, 2006, compared to $8.5 million for the same period in 2005. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably increases in our inventory balances offset by declines in our deferred revenue and other assets and increases in our accounts payable. The deferred revenues recorded on our balance sheet at June 30, 2006 are being amortized and recognized as revenue over the remaining estimated development periods to which they relate. All of the estimated development periods are expected to be completed by no later than the end of 2006. Net cash provided by investing activities during the six months ended June 30, 2006 was $20.1 million, primarily due to maturities of short-term investments. Net cash provided by financing activities during the six months ended June 30, 2006, was $38.5 million, compared to cash used in financing activities of $34.3 million for the same period in 2005. The increase in 2006 compared to 2005 is due to the issuance of 5,175,000 shares of common stock in a public offering in March 2006, providing net proceeds of $42.4 million, offset by the repayment of a loan from Baxter Capital of $4.5 million plus accrued interest. During the same period in 2005, we repaid $34.5 million on the note due to Baxter. Working capital increased to $66.2 million at June 30, 2006, from $27.7 million at December 31, 2005, primarily due to the receipt of proceeds from our stock offering and, to a lesser degree, from the gain from the February 2006 agreement with Baxter recognized during the period.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements through at least 2007. These near-term capital requirements are dependent on various factors, including the progress and costs of development and commercialization of the INTERCEPT Blood System and research and development of our immunotherapy programs, payments from our development and commercialization partners, including MedImmune and BioOne, and from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will be dependent on these factors and on the outcome of ongoing securities class action and derivative lawsuits against us, our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, development progress in our immunotherapy programs, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $45.3 million under the shelf registration statement.

Commitments

Our commitments are as follows:

(in thousands)	Payments Due by Period from June 30, 2006
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Minimum purchase requirements	$250	$50	$150	$50	$—
License fees and sponsored research	656	355	162	49	90
Operating leases	2,322	595	1,716	11	—

Total contractual cash obligations	$3,228	$1,000	$2,028	$110	$90

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains for the six months ended June 30, 2006, totaled $0.2 million. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Of our cash, cash equivalents and short-term investments balance of $76.1 million at June 30, 2006, approximately 81% have maturity dates less than 90 days from June 30, 2006, and approximately 19% have original maturities of greater than 90 days from June 30, 2006. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio. Given the investment mix of our portfolio at June 30, 2006, and our anticipated liquidity needs, we currently believe we have the ability and intent to hold our securities to their maturities without recognizing any gains or losses from sales prior to maturity. We do not believe our unrealized losses reflect more than a temporary decline in value of our marketable securities held. The following table illustrates our cash, cash equivalent and short-term investment with maturities relative to June 30, 2006:

(in thousands)
Remaining maturity from June 30, 2006	Market Value
Less than 90 Days	$61,447
Greater than 90 days	14,677

Total	$76,124

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of June 30, 2006, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30 2006.

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

Naturally-occurring Listeria is a bacterium that is a human pathogen that can cause serious illness. Our immunotherapy product candidates for cancer indications use proprietary, modified strains of Listeria that are designed to have a substantially reduced ability to cause illness in humans. However, before our vaccine candidates can be accepted for clinical testing, we must successfully complete a number of preclinical safety studies. We may not be able to identify a dose range in which our product candidates are therapeutically effective and yet maintain adequate safety margins. We have filed an IND for our first vaccine candidate, CRS-100, and have obtained clearance from FDA to proceed with a Phase I, dose-escalation clinical trial. We have received approval from the institutional review boards, or IRB’s at participating clinical sites, which is a predicate to enrolling subjects in the Phase I trial, and clinical investigators are in the process of enrolling eligible patients in the clinical trial. These investigators may encounter difficulties in enrolling suitable patients in our trials, which may contribute to delays and increased costs in completing the Phase I trial. Clearance of a Phase I clinical trial using CRS-100 does not imply concurrence by FDA to our conducting later stage studies with CRS-100 and does not imply clearance for clinical trials of our other Listeria vaccine candidates expressing antigens, such as CRS-207. Our Phase I clinical trial for CRS-100 involves testing in a patient population with advanced disease. We may be unable to test CRS-100 and our other product candidates in subsequent trials in patient populations that we believe may be better suited clinically or commercially to our vaccines.

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

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. Based upon further discussions with the FDA following submission of that report, we continue to expect that the FDA will require an additional Phase III clinical trial to evaluate the hemostatic efficacy and safety of the platelet system, using the Company’s final commercial product design, as compared to conventional platelets. We also understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events, and that data on such events would need to be gathered in the additional Phase III trial. The additional Phase III clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the data from any additional clinical trials to be acceptable for approval. Before we begin an additional clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study.

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the plasma system, in the United States, reports for which were filed with the FDA during 2005. A CE mark application for regulatory approval in Europe of the plasma system was submitted in December 2005. We have not submitted any applications for regulatory approval of the plasma system in the United States or any other regions other than Europe. In some countries, including several in Europe, we may be required to perform additional clinical studies using the commercial configuration of the system in order to obtain regulatory approval. Failure to pursue regulatory approval of the plasma system in the U.S. due to strategic priorities may have adverse consequences on market acceptance of the INTERCEPT Blood System globally.

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibodies in two patients, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results to date from these additional research activities and after consulting with regulatory authorities, we have elected to initiate a new Phase I trial in 2006 in the United States using a modified red blood cell system before potentially progressing to later-stage clinical trials. We will utilize a manual processing system in the Phase I trial, which system is not in a commercially feasible form. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of clinical trials and while those clinical trials are being conducted. These include reaching agreement with the FDA on statistical methods used to measure endpoints of the Phase I clinical trial, determining the appropriate design of subsequent Phase II clinical trial, if deemed necessary, and Phase III clinical trials, and developing a commercially feasible red blood cell system, including disposables, hardware and software for implementing the process in blood collection centers. A delay in completing such activities could result in a delay in initiating Phase I trials or the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program. Clinical trials in particular are expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability.

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

We will need to develop and test additional configurations of the INTERCEPT platelet system to address the entire market in the United States.

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

Distribution of our products outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. We will be required to obtain a CE mark extension from European Union regulators for our platelet system, originally obtained by Baxter in 2002, by May 2007. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France, Germany and England, to market our products. In addition, our customers in many countries must obtain regulatory approval to sell blood components treated with the INTERCEPT Blood System. The level of additional product testing varies by country, but could take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product sales and profitability.

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

Delays can also materially impact our product development costs. If we experience delays in testing or approvals, our product development costs will increase. For example, we may need to repeat clinical trials to address regulatory or clinical questions. We may also need to make additional payments to third-party investigators and organizations to retain their services.

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

•	We have relied on Baxter for marketing, sales, distribution, customer service and back office functions for certain products and regions. We currently have a small scientific affairs group that has helped support Baxter’s marketing organization; however, we have not maintained our own independent sales and marketing organization. We may be unable to maintain existing customer relationships established by Baxter as we take on responsibility for sales, marketing and customer service. Beginning in early 2006, we began to recruit a small sales force dedicated to selling and marketing the platelet system and, if approved, the plasma system, in Europe. We may be unable to recruit suitable sales, marketing, regulatory, quality and back office personnel on a timely basis, if at all. As we reduce our operational reliance on Baxter, we will also need to develop distribution, customer service, and back office capabilities either internally or by contracting with third parties, which we may be unable to accomplish on a timely or affordable basis. We may be unable to operate a European operation effectively and efficiently, even after the subsidiary is fully staffed. Developing sales, marketing and operational capabilities ourselves will increase our costs and may delay commercialization of our pathogen inactivation systems.

•	We have relied on Baxter for regulatory support and post-approval and Phase IV trial management for certain products and regions. Under our 2006 agreements, we will take on worldwide responsibility for regulatory activities regarding the INTERCEPT Blood System, except in territories covered by our agreement with BioOne for the platelet and plasma systems, provided that Baxter remains as the registrant or applicant under European registrations and applications for a transition period in 2006. We do not currently have the appropriate resources or in-depth experience to support regulatory activities and post-approval trials relating to these products. We currently lack the resources and capabilities to mange post-approval and Phase IV trials and to respond appropriately to possible customer complaints or required regulatory reporting of adverse events arising from the use of the platelet system. We will need to increase our regulatory and trial management resources or contract with independent regulatory consultants, which we may be unable to do on a timely basis. Adding regulatory and trial management resources will result in increased costs and may potentially delay regulatory filings. Delays or inabilities to complete regulatory filings and obtain approvals will also delay or prevent us from earning milestone payments from BioOne, and from being able to recognize sales of our products and attaining profitability. Our agreements with Baxter require that Baxter transfer to us European regulatory registrations for the platelet system and European regulatory applications for the plasma system once we have obtained necessary regulatory certification of our company-wide quality systems. An audit of our quality systems by European regulators, as well as a corresponding audit of Baxter’s quality systems, in its capacity as a contract manufacturer of the INTERCEPT Blood System, are prerequisites to such regulatory certification. Any delay in obtaining such certification would result in a delay in transferring regulatory registrations for the platelet system and obtaining regulatory approval of the plasma system in Europe and may have other adverse consequences. There may be unforeseen adverse consequences in making this transition if regulatory agencies view the change negatively, which in turn may lead to potential delays in approvals.

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

•	We currently rely on Baxter for manufacturing and supplying components of our systems. Under the terms of our agreements, Baxter is currently responsible for manufacturing and supplying certain components and devices of the INTERCEPT Blood System for development and commercial use through 2008. If Baxter fails to manufacture and supply an adequate supply of components or devices within quality specifications, we will be required to seek alternate sources of supply from other component manufacturers. We may be unable to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of devices or components from Baxter could delay further regulatory approvals, market introduction and subsequent sales of the systems. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Baxter manufactures our platelet and plasma systems and only limited components for our red blood cell system in facilities that are not FDA-approved. Our agreements do not require Baxter to validate these manufacturing facilities with the FDA. In order to be sold in the United States, our systems would be required to be manufactured in an FDA-approved facility. FDA validation of a manufacturing facility, whether owned by Baxter or by another party, will be costly and time-consuming. Because of low sales volumes and other reasons, Baxter’s costs to manufacture commercial components for the platelet system are greater than we previously anticipated and may continue to rise. This will reduce our potential gross profit margin from European platelet system sales. Under the terms of our agreements, Baxter has committed to conduct certain development activities for the plasma system that are necessary for CE mark approval of the disposable set and CE mark self-declaration for the UVA illuminator. If such activities are not completed in a timely manner, our CE mark submission and self-declaration for the plasma system will be delayed.

•	Baxter may assign its agreements with us to third parties. It has been reported that Baxter is seeking to sell the business unit that performs Baxter’s obligations under our agreements. We do not control, and cannot predict, whether, when or to whom the business unit may be sold. The business unit may be sold to an existing industry participant, including a strategic partner or a competitor, or to a private equity firm. While the assignment provision of our February 2006 agreement provides that the agreement may be assigned only to an assignee that assumes all of Baxter’s obligations under the agreement and has capability to perform the obligations, the acquirer of the business unit may fail to manufacture or supply an adequate supply of components or devices of the INTERCEPT Blood System, which would subject us to the risks described above. All references to “Baxter” in these Risk Factors should be read, as to future contingencies, to include any assignee of Baxter’s obligations under our agreements.

•	We will be required to identify and enter into agreements with third parties to manufacture the INTERCEPT Blood System products and related blood component storage solutions. Baxter’s manufacturing responsibilities for certain components of the platelet and plasma systems in general extend through 2008, after which we will assume manufacturing responsibilities. Except for very limited manufacturing of disposable components, Baxter is no longer obligated to provide manufacturing services related to the red blood cell system. We will need to identify parties to provide those manufacturing services related to our red blood cell system at all. It may be difficult to enter into these types of agreements on reasonable terms. In particular, it will be time-consuming for other manufacturers to develop the capability to manufacture the INTERCEPT Blood System products and blood component storage solutions economically and to gain regulatory approval to do so for commercial use. We may be unable to identify and contract with manufacturers that can make our products cost-effectively, which would delay our efforts to commercialize our products.

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

Under the terms of our February 2006 agreement, Baxter is required to provide certain transition services relating to European activities, at our expense. These services include specified regulatory and clinical support activities, installation, maintenance and calibration services, and order entry, billing and collections from customers, and clinical education and training until December 31, 2006, and manufacturing technical information and advice until December 31, 2008. Baxter is also obligated to supply supplemental transition services upon our request, also at our expense. If Baxter fails to provide these services, we may be unable to assume these functions ourselves or identify alternative third party providers on a timely basis or on reasonable terms, if at all. Any delay in these activities could delay further regulatory approvals, market introduction and subsequent sales of the systems.

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

Baxter and we have licensed rights to commercialization of the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore to BioOne. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in those countries. BioOne is dependent in turn on Baxter for manufacturing the platelet and plasma systems and for providing certain regulatory support and the timely transition of regulatory files and dossiers. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are dependent on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require a product to be approved by the FDA before it is considered for approval in Japan, which would delay or prevent

BioOne from achieving significant product sales. There is no assurance that BioOne will be able to attract additional required capital to successfully commercialize those products licensed from Baxter and us. BioOne is contractually obligated to pay us a milestone payment of cash and equity upon our receipt of CE mark approval for the plasma system in Europe. If BioOne does not pay us the milestone on a timely basis, rights to the plasma system in BioOne’s territories would revert to us. A return of our rights to the plasma system in the BioOne territories would likely depress the value of BioOne’s equity and may give rise to an impairment in the carrying value of our equity interest in BioOne.

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

There are many companies pursuing programs for the treatment of cancer and treatment and prevention of infectious disease. Some are large pharmaceutical companies, such as Pfizer, GlaxoSmithKline, Sanofi-Aventis, Bristol-Myers Squibb, Genentech and Gilead, which have greater experience and resources in product development, preclinical testing, human clinical trials, obtaining FDA and other regulatory approvals and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies, such as Cell Genesys, Inc., Coley Pharmaceutical Group, and Dendreon Corporation that have cancer vaccine programs that are in more advanced stages of development than ours. In addition, other companies are pursuing early-stage research and development of Listeria-based immunotherapies. If any of these companies’ products are shown to be more efficacious than ours, our Listeria-based products may fail to gain regulatory approval or commercial acceptance. If these companies’ products fail in human clinical trials, we may be required to overcome more significant regulatory barriers prior to gaining approval, face more challenging impediments to market acceptance and may be unable to raise capital to fund development of our Listeria or KBMA programs.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses each year since our inception, including net losses of $31.2 million in 2004. However, in 2005, we realized a $22.1 million nonrecurring gain associated with the restructuring of a loan payable. As a result of this gain, we recorded net income of $13.1 million in 2005. At June 30, 2006, we had an accumulated deficit of approximately $312.6 million. Except for the platelet system, which has received European CE mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until more of our product candidates are commercialized and achieve significant market acceptance.

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

As of June 30, 2006, we had been awarded $36.9 million in funding under cooperative agreements with the Department of Defense, and also have received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. If we are unable to obtain federal grant and cooperative agreement funding for future activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general and administrative spending beyond what we have experienced.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2003 to June 30, 2006, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $1.60 to a high of $21.75. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. These requirements extend to the operations of our subsidiary in Europe. If we fail to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude in future periods that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to a vote of, and adopted by, stockholders at the 2006 Annual Meeting of Stockholders on July 5, 2006 (“Annual Meeting”)

1.	Stockholders approved the proposal to elect two (2) directors for three-year terms. The vote tabulation for each individual director is as follows:

Director	Votes For	Votes Withheld
B.J. Cassin	25,666,578	1,031,494
William R. Rohn	25,911,015	787,057

Laurence M. Corash, M.D., Timothy B. Anderson, Bruce C. Cozadd and Claes Glassell continued to serve as directors after the annual meeting.

2.	Stockholders approved the proposal for the 1999 Equity Incentive Plan, as amended and increased the aggregate number of shares of common stock authorized for issuance under such plan by 800,000 shares. There were 9,904,525 votes to 3,165,934 votes against, with 788,831 abstentions and 12,838,782 broker non-votes.

3.	Stockholders approved the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm to perform the audit of Cerus Corporation’s financial statements for fiscal year ending December 31, 2006 by a vote of 26,599,392 for and 60,365 against with 38,315 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

	3.1.1	(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

	3.2	(2)	Bylaws of Cerus.

	4.2	(2)	Specimen Stock Certificate.

	10.1	(3)	1999 Equity Incentive Plan, as amended to date.

	31.1		Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(3)	Incorporated by reference to exhibits on Cerus’ Current Report on From 8-K, dated June 5, 2006, as filed on June 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 3, 2006	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Bylaws of Cerus.

4.2(2)	Specimen Stock Certificate.

10.1(3)	1999 Equity Incentive Plan, as amended to date.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(3)	Incorporated by reference to exhibits on Cerus’ Current Report on From 8-K, dated June 5, 2006, as filed on June 9, 2006.