Form 10-Q
period 2007-03-31
CERUS CORP
filed 2007-05-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File Number 0-21937

CERUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2411 Stanwell Drive

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

As of April 20, 2007, there were 31.8 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2007

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands)

	March 31, 2007 (Unaudited)	December 31, 2006 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$39,192	$46,287
Short-term investments	40,422	47,129
Accounts receivable	9,304	5,279
Inventories	2,577	1,833
Prepaid and other current assets	1,576	2,215

Total current assets	93,071	102,743
Non-Current assets:
Property and equipment, net	1,550	1,627
Long-term investment in related party	11,175	11,175
Other assets	368	272

Total assets	$106,164	$115,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,194	$6,665
Accrued liabilities	7,655	7,479
Deferred revenue	126	—
Deferred gain	91	586
Capital lease obligation	72	84

Total current liabilities	11,138	14,814
Capital lease obligation	27	32

Total liabilities	11,165	14,846
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	32	32
Additional paid-in capital	403,701	402,888
Accumulated other comprehensive (loss)	—	(23)
Accumulated deficit	(318,230)	(311,422)

Total stockholders’ equity	$94,999	100,971

Total liabilities and stockholders’ equity	$106,164	$115,817

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue:
Government grants and cooperative agreement	$3,511	2,701
Product revenue	1,187	479
Milestone and development funding	—	$379
Milestone and development revenue from related party	—	3,438

Total revenue	4,698	6,997
Operating expenses:
Cost of product revenue	824	182
Research and development	6,448	6,638
Selling, general and administrative	5,322	3,160

Total operating expenses	12,594	9,980

Loss from operations	(7,896)	(2,983)
Interest income and other, net	1,088	2,053

Net income (loss)	$(6,808)	$(930)

Net income (loss) per common share:
Basic	$(0.21)	$(0.04)
Diluted	$(0.21)	$(0.04)
Weighted average common shares outstanding used for basic and diluted net income (loss) per share:
Basic	31,760	23,040
Diluted	31,760	23,040

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(6,808)	$(930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	164
Stock-based compensation to employees	523	642
Changes in operating assets and liabilities:
Accounts receivable	(4,025)	(5,796)
Inventories	(744)	(2,068)
Other assets	544	3,907
Deferred gain	(495)	5,753
Accounts payable and accrued expenses	(3,295)	702
Accrued interest	—	(326)
Deferred revenue	126	(3,563)

Net cash used in operating activities	(13,961)	(1,515)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(136)	(179)
Purchases of short-term investments	(7,457)	—
Sales of short-term investments	—	—
Maturities of short-term investments	14,186	10,116

Net cash provided by investing activities	6,593	9,937
Financing activities:
Net proceeds from issuance of common stock public offering	—	42,353
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units	290	747
Repayment of loan	—	(4,500)
Payments on capital lease obligations	(17)	(15)

Net cash provided by financing activities	273	38,585

Net increase (decrease) in cash and cash equivalents	(7,095)	47,007
Cash and cash equivalents, beginning of period	46,287	5,780

Cash and cash equivalents, end of period	$39,192	$52,787

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its wholly-owned subsidiary, Cerus Europe B.V. (collectively, the “Company”), after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments and reclassifications, considered necessary for a fair presentation have been included. The Company reclassified certain legal costs from research and development to selling, general and administrative for the three months ended March 31, 2006. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2006, has been derived from our audited financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. The Company records accrued liabilities for certain contract research activities, including clinical trials, preclinical safety studies, external laboratory studies and development activities performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities do not occur on a timely basis consistent with the performance of the services.

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

The Company’s main sources of revenues through March 31, 2007, have come from its research and development activities and agreements, United States government grants and awards, and commercialization agreements. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to up-front license payments are deferred and recognized ratably over the period of the Company’s substantive performance obligation. Revenue related to substantive at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Commercialization agreements for the Company consist of agreements for the commercialization of its blood safety products. Revenue related to up-front license payments are deferred and recognized ratably over the period of the Company’s substantive performance obligation. Revenue related to substantive at-risk milestones specified under commercialization contracts is recognized as the milestones are achieved.

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

Effective February 1, 2006, the Company entered into an agreement with Baxter International, Inc. (“Baxter”), which gave the Company the exclusive commercialization rights to the INTERCEPT Blood Safety System for platelets and plasma (the “platelet system” and the “plasma system”). As a result of the agreement, the Company now records product sales of the platelet system, rather than the negotiated share of gross profits from such sales under the prior agreement with Baxter. Also as a result of the February 2006 agreement, the Company records cost of revenues, which, for the year ended December 31, 2006, consisted primarily of the cost of the platelet system inventory sold.

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

Unrealized gains and losses at March 31, 2007, and December 31, 2006, are reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. As of March 31, 2007, there were no other-than-temporary declines in fair value. The cost of securities sold is based on the specific identification method.

As of March 31, 2007, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within Other long-term assets on it’s the Company’s balance sheet at March 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy by two major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At March 31, 2007, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Inventories

At March 31, 2007, inventory consists of finished goods of INTERCEPT disposable kits, illumination devices, and certain replacement parts for the illumination devices. Inventory is recorded at the lower of cost or market value, determined on a first in, first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. To the extent unsaleable items are observed and there is no alternative use, we will record a write-down to net realizable value in the period that the impairment is first recognized. There has been no write-down of inventory to date. Sales of certain products carry a one-year warranty for any defect in material or workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been no warranty costs incurred through March 31, 2007. Accordingly, at March 31, 2007, the Company has not accrued for any potential warranty costs.

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

Long-Term Investments

The Company accounted for its long-term investments under the either the cost method of accounting or equity method of accounting in accordance with Accounting Principles Bulletin No.18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock” (“FIN 35”). At March 31, 2007 and December 31, 2006, the Company held approximately 20% interest in the voting securities of BioOne Corporation (“BioOne”) and accounts for its investment in BioOne under the cost method. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: availability and frequency financial information of BioOne, majority shareholder mix in BioOne, and the Company’s lack of representation on BioOne’s board of directors. As a result of its evaluation, at March 31, 2007 and December 31, 2006, the Company has accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion. As of March 31, 2007, the Company’s investment in BioOne is recorded as $11.2 million and is included in long-term investments in related party on its balance sheets. Based on third-party participation in recent equity offerings of BioOne, the Company has determined that there is no impairment of this investment as of March 31, 2007. However, to the extent that the criteria used to support the carrying value of the investment at March 31, 2007, deteriorates, or if BioOne is unable raise additional capital to fund operations in the near term, the Company will need to reassess the recorded basis of its investment in BioOne.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary, Cerus Europe B.V. is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s consolidated statements of operations as a component of interest income and other, net.

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

See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date at which the counter party’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations.

Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes the standards of reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) has consisted of unrealized gains or losses from the Company’s available-for-sales short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not result in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2003 through 2006 remain subject to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three months ending March 31,
	2007	2006
Numerator:
Net income (loss)	$(6,808)	$(930)
Denominator:
Basic weighted average number of common shares outstanding	31,760	23,040
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	—	—

Diluted weighted average number of common shares outstanding	31,760	23,040

Basic net income (loss) per common share	$(0.21)	$(0.04)
Diluted net income (loss) per common share	$(0.21)	$(0.04)

The table below presents stock options, preferred stock and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect (shares in thousands):

	2007	2006
Antidilutive securities—weighted average shares	5,721	4,707

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

Note 2 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss):
As reported	$(6,808)	$(930)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1	133

Comprehensive income (loss)	$(6,807)	$(797)

Note 3 – Development and License Agreements

Agreement with MedImmune

In April 2004, the Company entered into an agreement with MedImmune, Inc. (“MedImmune”) to co-develop a therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. A vaccine is being developed using the Company’s Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for clinical testing, manufacturing and commercialization of any product resulting from this collaboration. The Company has been responsible for preclinical development of a therapeutic vaccine candidate. Under this agreement, the Company has received development funding cost reimbursement, up-front payments, at-risk milestone payments, and the right to receive royalties on future product sales. Upon achievement of an at-risk preclinical milestone, the Company has the option to require MedImmune to purchase $5.0 million of its common stock at a per share price of 115% of the average closing price of the Company’s stock for 30 days prior to achievement of the at-risk milestone.

Under the agreement with MedImmune, the Company received a non-refundable, up-front payment of $1.0 million in April 2004, and a non-refundable at-risk milestone payment of $0.5 million in 2005. The $1.0 million up-front payment was received upon bi-lateral execution of the agreement and was deferred upon receipt and recognized ratably over the period of Company performance ending in May 2006. During the three months ended March 31, 2006, the Company recognized revenue of $0.1 million associated with this payment. The $0.5 million at-risk milestone payment was received upon selection of a candidate strain to move into late-stage preclinical development and was recognized upon receipt in 2005, as the Company’s substantive performance obligations associated with this payment had been satisfied.

The Company also received and recognized $0.2 million in development funding related to cost reimbursement during the three months ended March 31, 2006 and nothing during the three months ended March 31, 2007. The Company has no further development commitments under the current agreement with MedImmune. On April 23, 2007, MedImmune announced that it had entered into a definitive agreement to be acquired by AstraZeneca Plc., with closing of the transaction expected in June 2007.

Restructured Agreements with Baxter

Effective February 1, 2006, the Company entered into a restructuring of its agreements with Baxter related to the INTERCEPT Blood System. Under terms of the 2006 agreement, the Company gained worldwide rights to the INTERCEPT Blood System for platelets (the “platelet system”) and the INTERCEPT Blood System for plasma (the “plasma system”) previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. The Company will pay Baxter royalties on future product sales, replacing terms of the previous agreement, in which the Company received a defined share of gross profit from product sales. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the INTERCEPT Blood System for red blood cells (the “red blood cell system”). Baxter agreed to supply certain transition services, including regulatory, technical and administrative support, in 2006 at our expense and to conduct certain continued development efforts relating to the plasma system at Baxter’s expense. The Company recorded net gains and deferred gains in excess of $6.5 million in the period ending March 31, 2006, resulting largely from the disbursement to us of funds that remained from a $13.1 million escrow account established in the February 2005 agreement with Baxter (as described below) to fund commercialization of the platelet and plasma systems in Europe. The majority of the disbursed funds were to be spent on certain specified activities associated with the European commercialization of the platelet and plasma systems, and any such funds that remain unspent by the end of 2006 were to be split evenly between Baxter and the Company. As part of the agreement, the Company purchased UVA illumination devices from Baxter’s inventory for use with the platelet and plasma systems. The Company also repaid in February 2006 the $4.5 million promissory note plus accrued interest owed to Baxter Capital that was originally due in December 2006. During the three months ended March 31, 2007, the Company recognized $0.5 million in operating gains from the deferred gain balance. These gains offset operating expenses incurred for INTERCEPT commercialization activities. During the three months ended March 31, 2006 the Company recognized non-operating gains of $1.8 million associated with the 2006 agreement. At March 31, 2007 and March 31, 2006, the Company had $0.1 million and $5.8 million, respectively, in deferred gains recorded on its condensed consolidated balance sheets. The $0.1 million remaining deferred gain balance at March 31, 2007 will be utilized to offset the amortization of prepayments the Company made in 2006 for INTERCEPT commercialization activities.

Prior to February 2005, Baxter and the Company shared development expenses for the platelet and red blood cell systems under the parties’ existing development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the plasma system. Under the agreements, Baxter had been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for us to receive approximately 33.5% of revenue from sales of system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. Recognition of product sales revenue was deferred from the fourth quarter of 2003 through December 31, 2004, as a result of revenue sharing payments being withheld by Baxter due to a dispute over the timing of repayment of a loan from Baxter Capital.

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

Our arrangement with Baxter to equally fund development work for the platelet system and the red blood cell system also was terminated by the 2005 agreements. Commencing January 1, 2005, each company agreed to bear its own expenses regarding ongoing discussions with the United States Food and Drug Administration (“FDA”) to gain clarity on the remaining steps in the U.S. regulatory process for the platelet system. Effective February 1, 2006, the Company became primarily responsible for all regulatory expenses incurred in support of the INTERCEPT Blood System.

Under the 2005 and 2006 agreements, the Company remained responsible for funding 100% of development expenses for the plasma system, except that $3.2 million of Baxter’s $13.1 million commitment (described above) was to be applied to activities directed toward obtaining CE mark approval of and launch preparation for the plasma system. Baxter agreed to cooperate with the Company to complete certain activities required for the CE mark application. Such activities were at the Company’s expense, except for the right to apply such $3.2 million for plasma development. The Company recognized $0.1 million of the $3.2 million as development funding cost reimbursement during the three months ended March 31, 2006 and had recognized the balance of the $3.2 million development funding for cost reimbursement by December 31, 2006.

Baxter has agreed to manufacture systems and components of the INTERCEPT Blood System, on a cost-plus basis, through 2008. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, the Company will need to undertake additional validation steps before use of such items in the United States. Baxter has agreed to supply only very limited types of components for the prototype red blood cell system.

On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business to an investment group led by Texas Pacific Group, which was then renamed Fenwal Inc. (“Fenwal”). The Company has been informed that Baxter assigned its rights and obligations under its agreements with Baxter to Fenwal as of March 1, 2007.

Agreements with BioOne

In June 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004 and October 2004, the Company received non-refundable up-front license payments totaling $10.0 million in the aggregate from BioOne. The Company deferred the revenue associated with these payments and recognized the revenue ratably over the period of Company performance which ended in June 2006. For the three months ended March 31, 2006, the Company recognized $1.4 million of revenue associated with the up-front payments. The agreement also provides for at-risk milestone payments and royalties on future product sales, which would be shared equally by Baxter and the Company.

In December 2004, Baxter and the Company signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, the Company received a non-refundable up-front payment of $3.0 million from BioOne. A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in June 2005, and in December 2005 the Company received additional non-refundable up-front payments of $2.0 million in cash and $5.0 million worth of BioOne’s equity. The number of BioOne shares the Company received was based on the current price per share third-party investors paid for BioOne equity with the same rights as the equity received by the Company divided by $5.0 million. All non-refundable up-front payments received from BioOne were deferred upon receipt and recognized ratably over the period of the Company’s performance obligations which ended in December 2006. During the three months ended March 31, 2006, the Company recognized $0.8 million in revenue associated with the non-refundable up-front plasma agreement payments.

In December 2006, the Company received a payment from BioOne for an at-risk milestone of $4.5 million in cash and $5.0 million worth of BioOne’s equity. The combined $9.5 million at-risk milestone payment was received upon the Company’s receipt of a CE mark for the plasma system. The Company recognized the combined $9.5 million as revenue upon receipt as its substantive performance obligations were complete and there were no further performance obligations required of the Company.

The Company evaluated several criteria to determine the fair value of the BioOne equity received in both December 2005 and December 2006 and to conclude whether or not the facts and circumstances support a fair value for revenue recognition and investment balance. These criteria included, but are not limited to: third-party investor interest and participation in equity offerings at current pricing, business outlook of BioOne, and available financial information. Based on this evaluation, the Company recognized both $5.0 million equity payments received as revenue. Since BioOne is a privately-held Japanese company, it is only obligated to provide the Company with annual financial information at the end of its fiscal year which ends in May. Therefore, although the Company uses the best available information at the time, there can be no assurance that facts and circumstances will not change in the future. Revenues recognized from BioOne represented 0% and 49% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

Cooperative Agreements with the U.S. Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the U.S. armed forces for medical transfusions. Under the conditions of the agreements, the Company is reimbursed for development funding expenses incurred for conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the U.S. armed forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $1.1 million and $0.4 million of revenue under these agreements during the three months ended March 31, 2007 and 2006, respectively.

The Company has also received awards from the Army Medical Research Acquisition Activity division of the Department of Defense for the research and development of vaccines for biodefense and cancer. The Company recognized $1.8 million and $2.0 million of revenue from these awards during the three months ended March 31, 2007 and 2006, respectively.

Note 4 – Litigation

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

On February 16, 2007, the federal district court granted final approval to the class action settlement. On February 21, 2007, the state court granted final approval to the derivative settlement. Both settlements have now become final and effective.

Note 5 – Preferred Stock

Baxter holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.0% of our outstanding common shares as of March 31, 2007. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 6 – Stock-Based Compensation

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

Restricted Stock Units

In March 2004, we granted restricted stock units to certain then-current employees. Subject to each grantee’s continued employment, shares underlying restricted stock unit grants vest in four semi-annual installments. We recorded compensation expense based on the fair value of the underlying common stock as of the grant date, recognized over the vesting period on a straight-line basis. In the quarter ended March 31, 2007, we granted restricted stock units to the Chief Executive Officer and Vice Presidents in accordance with the Bonus Plan for Senior Management of Cerus Corporation. Subject to each grantee’s continued employment shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term. As of March 31, 2006, all restricted stock units granted in 2004 were valued at $3.38 per share and were fully vested. We granted 37,098 restricted stock units during the three months ended March 31, 2006, valued at $10.32 per share, of which 12,366 were vested as of March 31, 2007. We granted 60,620 restricted stock units during the three months ended March 31, 2007, valued at $5.54 per share, of which none were vested as of March 31, 2007.

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

The assumptions used to value option grants for the three months ended March 31, 2007, and 2006 are as follows:

	2007	2006
Expected term (in years)	5.00-5.48	3.77-6.28
Volatility	61.5%	64.9%
Risk free interest rate	4.32%	4.55%

The assumptions used to value employee stock purchase rights for the quarters ended March 31, 2007, and 2006 are as follows:

	2007	2006
Expected term (in years)	0.50	0.50
Volatility	58.68%	59.82%
Risk free interest rate	5.12%	4.58%

Total stock-based compensation recognized on our consolidated statement of income for the three months ended March 31, 2007 and 2006, is as follows:

	2007	2006
Income Statement Classifications	Option Grants and Stock Purchase Rights
Research and development	$253	$267
Selling, general and administrative	270	375

Total	$523	$642

Activity under the stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2006	5,255	12.058
Granted	134	5.728
Cancelled	(64)	18.271
Exercised	(34)	3.292

Balances at March 31, 2007	5,291	11.879

At March 31, 2007, the total aggregate intrinsic value of options outstanding and of options exercisable was $5.1 million. The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 were $3.27. The weighted average remaining term of options exercisable at March 31, 2007 is 6.18 years. As of March 31, 2007, we had stock-based compensation expense of $1.8 million related to nonvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 1.22 years. The following table depicts the population of stock options at range of exercise prices outstanding at March 31, 2007:

(Shares in thousands)	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.950—2.050	152	7.36	$2.049	97	$2.050
$2.100—2.280	658	7.25	$2.274	325	$2.271
$2.360—2.890	482	7.37	$2.512	234	$2.546
$2.950—3.250	542	7.12	$3.235	389	$3.233
$3.430—4.740	439	7.29	$4.313	306	$4.266
$5.310—5.550	584	9.51	$5.546	76	$5.546
$5.570—8.560	573	8.16	$7.110	244	$7.074
$8.600—8.600	3	8.47	$8.600	1	$8.600
$8.860—8.860	548	8.51	$8.860	195	$8.860
$9.010—75.250	1,310	4.64	$33.587	1,235	$35.002

	5,291	7.09	$11.879	3,102	$16.506

Note 7 – Disclosures About Segments of an Enterprise

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

Our senior management do not evaluate segment results below operating income (loss) from each reportable segment and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. For the periods presented, revenue from Baxter, BioOne and the units of the United States Department of Defense (“Armed Forces”) are included in blood safety programs, and revenue from MedImmune and the Armed Forces are included in immunotherapies. Segment information for the three months ended March 31, 2007, and 2006, is presented below (in thousands):

	Three Months Ended March 31, 2007
	Revenue	Operating Income (Loss)
Blood safety programs	$2,252	$(5,282)
Immunotherapies	2,446	(2,614)

Totals	$4,698	$(7,896)

	Three Months Ended March 31, 2006
	Revenue	Operating Income (Loss)
Blood safety programs	$4,419	$(601
Immunotherapies	2,578	(2,382)

Totals	$6,997	$(2,983)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Results for the periods presented are not necessarily indicative of future results.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized during the three months ended March 31, 2005, and receipt and recognition of an at-risk milestone during the three months ended December 31, 2006, we have been unprofitable since inception and, as of March 31, 2007, had an accumulated deficit of approximately $318.2million. Except for the platelet and plasma systems, for which the European Union approved issuance of CE marks, all of our product candidates are in the research and development stage.

We re-entered Phase I human clinical trials in the United States for the red blood cell system in the late summer of 2006 and we initiated a Phase I clinical trial for CRS-100, a product candidate employing our attenuated Listeria technology platform, in 2006 after the FDA approved our earlier IND filing. To date, our primary source of revenue has been from milestone and development contracts and collaborative agreements and grants from U.S. government agencies, including the U.S. Armed Forces and the National Institutes of Health, or NIH. We have recognized modest European product revenues from the sale of our platelet and plasma systems, the latter of which was launched on a limited basis at the end of 2006. We anticipate continued growth of our product sales as we penetrate European markets and more fully launch our plasma system. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities on our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products or substantial market penetration of existing products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Through December 31, 2006, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from an ongoing development agreement with MedImmune and commercialization agreements with BioOne, as well as from grants and cooperative agreements from the Armed Forces and the NIH. Under the agreements with MedImmune and BioOne, we have received up-front license payments, at-risk milestone payments and development funding and may receive additional at-risk milestone payments and royalties on future product sales. Up-front payments received under the agreements with MedImmune and BioOne were deferred upon receipt and recognized as revenue over our required performance period. At March 31, 2007, we no longer had any remaining deferred revenues or performance obligations under our current agreements with MedImmune or BioOne.

As of March 31, 2007, we had cumulatively received $1.5 million of non-refundable up-front and at milestone payments from MedImmune under the terms of our agreement with them, consisting of a $1.0 million non-refundable up- front payment and a $0.5 million at-risk milestone payment, and had received a total of $1.5 million in development funding for cost reimbursement. In accordance with our revenue recognition policy, we deferred the up-front payment upon receipt and recognized the related revenue ratably over the period of our performance. We received the at-risk milestone payment upon selection of a candidate strain to move into late-stage preclinical development and recognized the revenue associated with the payment upon receipt as we had no further substantial performance obligations under the agreement. As of March 31, 2007, we have no further development commitments under the current agreement with MedImmune.

As of March 31, 2007, we have received a total of $29.5 million in cash payments and equity securities from BioOne for up-front and at-risk milestone payments. Of the $29.5 million, $15 million related to up-front cash payments which we deferred upon receipt and recognized over the period of our required performance. The remaining $14.5 million we received from BioOne was composed of $5.0 million worth of equity in BioOne for an up-front payment, $5.0 million worth of BioOne equity for payment upon receipt of the CE mark for the plasma system, and $4.5 million cash payment upon of the CE mark for the plasma system. We determined the value of BioOne equity we received by comparing the price of the shares we received to concurrent third-party investor participation in the BioOne equity offerings. The at-risk milestone payments received were recognized upon receipt as we had completed our substantial performance obligations under the agreement with BioOne. The up-front payments we received were deferred upon receipt and recognized as revenue over the period with which we had performance obligations for development. Our performance obligations for development with BioOne ended in December 2006. As such, for the three months ended March 31, 2007, we did not recognize any revenue and do not have any remaining deferred revenues associated with our BioOne agreements. During the three months ended March 31, 2006, we recognized $3.4 million in revenue from our BioOne agreements.

We also have entered into cooperative agreements with the Armed Forces and received grants and contracts from the NIH to conduct certain research and development activities. These cooperative agreements and grants are related to both our blood safety and immunotherapy and infectious disease platforms. The following table summarizes the revenues recognized from government grants and cooperative agreements and the programs which the revenues related for the three months ended March 31, 2007, and 2006:

	Three Months Ended March 31,
(in thousands, except percentage)	2007	2006
Blood Safety	$1,065	$382
Immunotherapy	2,446	2,319

Total revenue	$3,511	$2,701

Effective February 1, 2006, we entered into a new agreement with Baxter related to the INTERCEPT Blood System. Under terms of the February 2006 agreement, we gained worldwide rights to the INTERCEPT platelet and plasma systems previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. We previously acquired worldwide commercialization rights for the red blood cell system from Baxter. Beginning in 2007, we will pay Baxter royalties on product sales, at a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system. This royalty structure replaces the terms of previous agreements with Baxter under which we had received a defined share of the gross profits from product sales. Under the terms of the February 2006 agreement, Baxter agreed to supply certain transition services to us through 2006 at our expense, including regulatory, technical and back-office support, and to conduct certain continued development efforts relating to the plasma system at its expense. Baxter also agreed to manufacture systems for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and components through December 31, 2009, and agreed to supply only very limited types of components for the prototype of the red blood cell system. On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company (renamed Fenwal) formed by an investment group led by Texas Pacific Group. Baxter has informed us that Fenwal has assumed Baxter’s obligations under our agreements with Baxter.

As a result of the February 2006 agreement with Baxter, we recorded net gains and deferred gains in excess of $6.5 million and also repaid the $4.5 million promissory note plus accrued interest owed to Baxter Capital that had originally been due in December 2006. At December 31, 2006, we had $0.6 million in remaining deferred gains, all of which are associated with payments made to vendors by December 31, 2006, in support of INTERCEPT commercialization efforts. During the three months ended March 31, 2007, we recognized $0.5 million of the remaining deferred gain as vendors completed delivery of prepaid services. We anticipate recognizing the remainder of the deferred gain balance in 2007 as vendors complete delivery of the prepaid services.

Under the terms of the February 2006 agreement, we are responsible for the development and commercialization of the platelet and plasma systems, except in parts of Asia. We expect that our spending over the next year in support of research, development and commercialization of the platelet and plasma systems will be in excess of the contribution from product sales to customers and from milestone payments and development funding for such programs from BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of clinical trials and device development of our red blood cell system, as well as the preclinical and early stage clinical development of our immunotherapy programs in both cancer and infectious disease.

On April 26, 2007, we announced that we are exploring alternative funding sources for our cancer and infectious disease immunotherapy programs. We will consider several possible business structures, including partnering some or all of the programs within our immunotherapy business with companies having established programs in immunology or in cancer and infectious disease indications, combining our immunotherapy business with another public or private company, or spinning out the business for an equity interest in a newly-formed immunotherapy company. This potential corporate realignment may provide opportunities for our immunotherapy business to more fully realize its potential value, while allowing us to focus resources on creating value in our commercial-stage blood safety business. We may be unable to consummate a transaction involving our immunotherapy and infectious disease programs, which would then require that we either fund increased operations internally or curtail operations.

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

We believe the following critical accounting policies, require us to make significant judgments and estimates used in the preparation of our financial statements:

•

Revenue and research and development expenses—Revenue is recognized when (i) a written agreement with the funding party exists; (ii) services have been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. Revenue related to substantive at-risk milestones specified under development contracts is recognized as the milestones are achieved. To date, we have not received license fees or milestone payments that are refundable. To the extent that they are subject to future performance criteria, we recognize revenue ratably over the estimated license or development period. We have received up-front payments from collaboration agreements. These up-front payments are deferred and recognized over the period we estimate we are likely to have involvement. We have also received equity in a privately held company in addition to cash as consideration for up-front and at-risk milestone payments. We evaluate several criteria to determine the fair value of the equity received and to conclude whether the facts and circumstances support a fair value for revenue recognition and the investment balance. These criteria include, but are not limited to, third-party investor interest and participation in recent equity offerings at current pricing, business outlook of the privately held company, and available financial information of the privately held company. The financial information we receive is generally only available on an infrequent basis. Although management uses the best available information at the time, there can be no absolute assurance that facts and circumstances will not change in the future. Should these facts and circumstances change, they may negatively impact our consolidated financial statements. We receive certain United States government grants and contracts that support our research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

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

•

Stock-based compensation — We issue stock-based awards to our employees, Board of Directors, Scientific Advisory Boards and certain contractors as strategic, long-term incentives. Beginning in the first quarter of 2006, we record stock-based compensation expense for these awards under Statement of Financial Accounting Standards No. 123R, or FAS 123R. We have elected to use the modified-prospective method of adoption. We record compensation expense to our income statement based on the grant-date fair value of a stock award and expense the fair value on a straight-line basis over the requisite service period, which is the vesting period. We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model.

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

•

Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carryforwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not have a significant impact on us We continue to carry a full valuation allowance on all of our deferred tax assets. There can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three-Month Periods Ended March 31, 2007, and 2006

Revenue.

	Three months ended March 31,		Change
(in thousands, except percentage)	2007	2006
Milestone and development revenue	$—	$3,817	$(3,817)	(100)%
Government grant and cooperative agreements	3,511	2,701	810	30%
Product revenue	1,187	479	708	148%

Total revenue	$4,698	$6,997	$(2,299)	(33)%

During the three months ended March 31, 2007, we did not recognize any development funding revenue from our collaborative partners. During the three months ended March 31, 2006, we recognized $3.8 million in milestone and development funding revenue. The decrease was due primarily to revenue recognized in the first quarter of 2006 from up-front consideration received from BioOne in June 2005, which was initially deferred and was recognized ratably through 2006. At January 1, 2007, we did not have any remaining deferred revenue from our current agreements with BioOne or MedImmune. In addition, as of January 1, 2007, we no longer receive development funding for cost reimbursement from either Baxter or MedImmune. During the three months ended March 31, 2006, we recognized $0.1 million in cost reimbursement development funding for the plasma system from Baxter under the February 2005 agreements, and $0.1 million in cost reimbursement development funding from MedImmune. We have no further development obligations under our existing agreements with BioOne or MedImmune. We do not expect significant revenues to be generated from BioOne until such time as BioOne may successfully commercialize the products licensed from us, which we expect will be no earlier than 2009, if ever.

Revenue from government grants and cooperative agreements increased 30% to $3.5 million for the three months ended March 31, 2007, from $2.7 million for the comparable period in 2006. The increase was due primarily to higher levels of reimbursed activities under the blood safety and immunotherapy awards in 2007. We no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by the Small Business Administration. As a result, we will not be eligible to apply for any new grants for which only small businesses are eligible.

During the three months ended March 31, 2007, we recognized $1.2 million of product sales revenue almost entirely from sales of the INTERCEPT Blood System for platelets in Europe. Prior to the February 2006 agreement with Baxter, product revenue represented our share of platelet system gross profits; subsequent to February 1, 2006, product revenue represents all of the INTERCEPT Blood System revenues. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Product Revenue

Prior to the February 2006 agreement with Baxter, we did not record cost of product sales or gross margins from product sales. Subsequent to the February 1, 2006, effective date of the agreement, our cost of product sales consists of the cost of the INTERCEPT Blood System inventory sold, . Inventory is accounted for on a first-in, first-out basis.

	Three months ended March 31,		Change
(in thousands, except percentage)	2007	2006
Cost of product revenue	$824	$182	$642	353%

Cost of product revenue increased $0.6 million, to $0.8 million during the three months ended March 31, 2007, from $0.2 million during the three months ended March 31, 2006. The increase in cost of revenue is a primarily due to a higher number of platelet system sets sold during the three months ended March 31, 2007. In addition, effective January 1, 2007, we became solely responsible for supply chain costs, including warehouse and order fulfillment costs, and in some instances these costs were higher in the three months ended March 31, 2007, than those costs incurred during the same period in 2006. During the three months ended March 31, 2006, Baxter performed these services as a component of the February 2006 agreement. These results may not be indicative of future costs of product sales or gross margins. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume, royalties that will be owed to Baxter on platelet and plasma system sales, and as we perform or utilize third-party service providers for supply chain services.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs for licensed technologies, and costs associated with our infrastructure, and laboratory chemicals and supplies.

	Three months ended March 31,		Change
(in thousands, except percentage)	2007	2006
Research and development expenses	$6,448	$6,638	$(190)	(3)%

Research and development expenses decreased 3% to $6.4 million for the three months ended March 31, 2007, from $6.6 million for the comparable period in 2006. Of our total research and development costs incurred, non-cash stock based compensation represented $0.3 million for the three months ended March 31 in both 2007 and 2006. Overall, our research and development expenses remained relatively consistent when comparing the three months ended March 31, 2007 and March 31, 2006, primarily due to continued design and development spending related to the red blood cell system, increased costs incurred to conduct Phase I clinical trials for the red blood cell system and CRS-100 product candidates, offset by a decrease in development spending for our plasma system.

Our total research and development costs included $3.3 million for our blood safety programs and $3.1 million for our immunotherapy programs for the three months ended March 31, 2007, and $3.4 million for our blood safety programs and $3.2 million for our immunotherapy programs for the comparable period in 2006.

We anticipate our research and development spending will continue and at times may increase as a result of ongoing and later stage preclinical and clinical trials, and as potential new products move from discovery to preclinical and clinical trials. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses.

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensations, expenses for our commercialization efforts underway in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended March 31,		Change
(in thousands, except percentage)	2007	2006
Selling, general, and administrative	$5,322	$3,160	$2,162	68%

Selling, general, and administrative expenses increased 68% to $5.3 million for the three months ended March 31, 2007, from $3.2 million for the comparable period in 2006. Of the $5.3 million and $3.2 million of selling, general and administrative expense recognized during the three months ended March 31, 2007 and 2006, respectively, $0.3 million and $0.4 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the increase in selling, general and administrative from the three months ended March 31, 2006, was principally attributable to costs incurred in establishing and expanding our operations in Europe, including increases in salaries and related personnel costs, and legal, accounting, and marketing expenses. We anticipate continuing to increase selling, general, and administrative spending to achieve commercial sustainability of our INTERCEPT Blood Systems.

Interest Income(Expense) and Other, Net

Interest Income (Expense) and Other, net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended March 31,		Change
(in thousands, except percentage)	2007	2006
Interest income (expense) and other, net	$1,088	$2,053	$(965)	(47)%

Net interest income (expense) and other, net was $1.1 million for the three months ended March 31, 2007, compared to $2.1 million during the comparable period in 2006. Interest income was $1.1 million and $0.3 million for the three months ending March 31, 2007, and 2006, respectively. During the three months ended March 31, 2006, we recognized non-recurring non-operating gains of $1.8 million in connection with our February 2006 agreement with Baxter. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. In March and December 2006, we completed public offerings of our common stock, which resulted in increased cash balances. We invested these proceeds in marketable securities pursuant to our investment policy, and generally hold such investments until such time as we liquidate them to meet an operating cash need.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne, MedImmune and others, United States government grants and cooperative agreements and interest income. To date, we have not generated a significant amount of cash contribution from product sales net of expenses, and we will not expect to derive significant cash from product sales unless and until one or more additional products receive regulatory approval and achieve market acceptance.

At March 31, 2007, we had cash, cash equivalents and short-term investments of $79.6 million. Net cash used in operating activities was $14.0 million for the three months ended March 31, 2007, compared to $1.5 million for the same period in 2006. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably decreases in our accounts payable and accrued liability balances and decreases in our other assets. Net cash provided by investing activities during the three months ended March 31, 2007, was $6.6 million compared to $9.9 million from the same period in 2006. The decrease is primarily due to a larger number of maturities of short-term investments in 2007, offset by purchases of short-term investments in 2007. Net cash provided by financing activities during the three months ended March 31, 2007, was $0.3 million, compared to cash provided by financing activities of $38.6 million for the same period in 2006, due to the issuance of 5,175,000 shares of common stock in a public offering in March 2006, providing net proceeds of $42.4 million, offset by the repayment of a loan from Baxter Capital $4.5 million plus accrued interest. Working capital decreased to $81.9 million at March 31, 2007, from $87.9 million at December 31, 2006, primarily due to lower cash, cash equivalents and short-term investments.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements through at least 2008. These near-term capital requirements are dependent on various factors, including the progress and costs of development and commercialization of the INTERCEPT Blood System, a possible transaction involving our immunotherapy business, payments from our development and commercialization partners, including BioOne, and from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will be dependent on these factors and on our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, our ability to consummate a transaction involving our immunotherapy business, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $45.3 million under the shelf registration statement. In December 2006, we completed a registered direct offering of 3,903,952 shares of common stock, calculated for registration statement purposes, of $26.1 million under the shelf registration.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from March 31, 2007
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Minimum purchase requirements	2,651	795	1,856	—	—
License fees and sponsored research	64	64	—	—
Operating leases	1,686	893	793	—	—

Total contractual cash obligations	$4,401	$1,752	$2,649	$—	$—

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains at March 31, 2007, totaled $0.0 million and unrealized losses at December 31, 2006 totaled $0.1 million. Our investments primarily consist of short-term money market mutual funds, general corporate obligations notes, United States government obligations and commercial paper. Of our cash, cash equivalent, and short-term investments balance of $79.6 million at March 31, 2007, approximately 49% have original maturity dates of less than 90 days, and approximately 14% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and the consistent yields we have experienced and anticipate experiencing across our portfolio, regardless of maturity date. We do not believe our unrealized losses reflect more than a temporary decline in value of our marketable securities held.

IT EM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of March 31, 2007, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2007, we implemented internal controls relating to inventory management, product sales, cash collections, and reporting. The implementation of these controls is a direct result of the cessation of administrative transition services that Baxter had been performing for us through December 31, 2006, as required under our February 2006 Commercialization Transition Agreement with Baxter. Our internal controls relating to inventory management, product sales, cash collections, and reporting are designed to provide reasonable assurance that our financial statements are properly stated and are in accordance with accounting principles generally accepted in the United States.

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

On February 16, 2007, the federal district court granted final approval to the class action settlement. On February 21, 2007, the state court granted final approval to the derivative settlement. Both settlements have become final and effective.

ITEM 1A.	RISK FACTORS

Risk Factors

Our business faces significant risks. If any of the events or circumstances described in the following risks actually occur, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report. There may be additional risks faced by our business. All references to “Baxter” in these Risk Factors should be read, as to future contingencies, to include Fenwal or any other assignee of Baxter’s obligations under our agreements.

The INTERCEPT Blood System may not achieve broad market acceptance.

Under our previous agreements, Baxter’s sales and marketing organization had made only modest progress in commercializing the platelet system in European countries where it has been fully approved for sale. Since obtaining CE mark approval of the platelet system in late 2002, Baxter and we have encountered governmental and blood banking community resistance to commercial adoption, including concerns from some national transfusion services, governmental agencies and healthcare policy groups regarding efficacy, cost and risk-benefit profile. Some potential customers have indicated that further safety information or additional studies would be required before adopting our products. There is some volume loss in the yield of blood products as a result of our pathogen inactivation process. In addition, our platelet system process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. If the volumetric reduction of blood product leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system product. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may limit their acceptance. In addition, our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance.

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

Market acceptance of our products may also be affected by the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we will have little control over reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. For example, while the platelet system has been approved in France for use by blood centers in treating platelets, commercial adoption has been delayed pending negotiation of contracts with the French national blood service , Etablissement Francais du Sang (the “EFS”), pursuant to a public tender process. We may be required to seek explicit reimbursement in European countries for our plasma system, even though other competing pathogen inactivation products for plasma have been approved and are being reimbursed in Europe presently. It is difficult to predict the reimbursement status of newly approved, novel medical device or biopharmaceutical products. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There also have been proposals in the United States, at both the Federal and state government level, to implement such controls.

The widespread adoption of managed care in the United States has also placed pressure on the pricing of medical products. These pressures can be expected to continue and may limit the prices we can obtain for our products.

We believe that future product sales in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products, nor are we prioritizing seeking such approval. If the INTERCEPT Blood System products fail to achieve market acceptance, we may never become profitable. In addition, failure to advance the red blood cell system toward regulatory approval and commercialization may have a negative impact on customers’ willingness to adopt the platelet and plasma systems. Deferring pursuit of regulatory approval of the INTERCEPT Blood System in the United States due to strategic priorities favoring Europe may have adverse consequences on market acceptance of the INTERCEPT Blood System globally.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nation’s blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service, where general cost containment pressures have delayed consideration of the INTERCEPT Blood System to date. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a blood center-by-blood center basis, but depend on both local and centralized regulatory approvals. While the platelet system has received in-country regulatory approval in France, adoption has been delayed in the absence of negotiated contracts with regional EFS blood centers. In-country regulatory approval in France for the plasma system was obtained in early 2007. However, adoption may be delayed until the existing national reimbursement rates for pathogen inactivated plasma are extended to the INTERCEPT plasma system. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

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

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. Before entering human clinical trials, product candidates in our immunotherapy programs beyond CRS-100 likely will be subject to review by the Recombinant DNA Advisory Committee, or RAC, of the NIH, which could delay initiation of clinical trials.

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

We will be required to obtain a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, by May 2007 and every five years thereafter. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France, Germany, Switzerland and England, to market our products. In addition, our customers in many countries must obtain regulatory approval to sell blood components treated with the INTERCEPT Blood System. Our customers may lack the resources or capability to obtain such regulatory approvals. The level of additional product testing varies by country, but could take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product sales and profitability.

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

Regulatory agencies may limit the uses, or indications, for which any of our products are approved. For example, we believe that the INTERCEPT Blood System products will be able to claim the inactivation of particular pathogens only to the extent we have laboratory or animal data to support such claims. After regulatory approval for the initial indications, further studies may be necessary to gain approval for the use of the product for additional indications.

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

In 2002, the platelet system received CE mark approval in Europe. We will need to complete validation studies and obtain regulatory approvals and gain national reimbursement in certain European countries before we can market our products in those countries. We expect that further randomized clinical trials funded by third parties will be conducted in some European countries, such as the Netherlands. We also expect to conduct many smaller scale experience studies at our expense with prospective customers in a number of European countries. We expect that decisions to adopt the platelet system may be deferred until completion of the additional trials and experience studies in Europe. In certain countries, including Germany and Switzerland, the system must be approved for purchase or use by a specific governmental or quasi-governmental entity or entities, such as the Paul Ehrlich Institute in Germany and SwissMedic in Switzerland. In France, the platelet system has been approved for use by blood centers in treating platelets; however, we do not expect to sell the platelet system broadly to commercial customers until contracts with regional EFS blood centers to supply the INTERCEPT platelet system have been negotiated.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. Based upon further discussions with the FDA following submission of that report, we continue to expect that the FDA will require an additional, significantly larger Phase III clinical trial to evaluate the hemostatic efficacy and safety of the platelet system, using the Company’s final commercial product design, as compared to conventional platelets. We also understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events, and that an additional Phase III trial would have to be designed to demonstrate no greater frequency in the incidence of such adverse events relative to a control group on a statistically significant basis. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. The additional Phase

III clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the data from any additional clinical trials to be acceptable for approval. Before we begin an additional clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study or we may conclude that the cost of such a study are unacceptable or logistically unachievable.

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

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibody reactivity to red blood cells treated with the INTERCEPT red blood cell system in two patients, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results to date from these additional research activities and after consulting with regulatory authorities, we initiated a new Phase I trial in 2006 in the United States using a modified red blood cell system before potentially progressing to later-stage clinical trials. We are utilizing a manual processing system in the Phase I trial, which system is not in a commercially feasible form. Interim results of the Phase I trial suggest that the modified process in combination with a conventional additive solution results in conditions not suitable for long-term storage of red blood cells treated with the INTERCEPT system, adversely impacting their lifespan. Consequently, we will likely continue with Phase I studies to optimize the red blood cell system by investigating alternate additive solutions in combination with other changes to the process. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials and while those clinical trials are being conducted, including determining the appropriate design of additional Phase I or subsequent Phase II clinical trials, if deemed necessary, and Phase III clinical trials, and developing a commercially feasible red blood cell system, including disposables, hardware and software for implementing the process in blood collection centers. These development initiatives may be costly and time consuming. Even if the project proceeds on course, we would not expect to initiate a Phase III trial for our red blood cell system prior to 2009. A delay in completing such activities could result in a delay in the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program.

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

We have very limited experience in marketing and sales, or in managing a commercial operation in Europe. We can no longer rely upon Baxter or Fenwal for sales, marketing, distribution and regulatory support of the INTERCEPT Blood System products and have formed a new subsidiary in Europe to assume such responsibilities. We have limited experience in managing regulatory affairs, particularly with foreign authorities.

Upon reaching agreements with Baxter in February 2006, we became fully responsible for sales, marketing and distribution support of the INTERCEPT Blood System worldwide, except in those Asian territories covered by our agreements with BioOne for the platelet and plasma systems. As a consequence, we no longer rely upon Baxter for sales, marketing, distribution, or regulatory support of the INTERCEPT Blood System. If we fail in our efforts to develop such internal competencies or establish acceptable relationships with third parties on a timely basis, our attempts to commercialize the INTERCEPT Blood System may be irreparably harmed.

•

We must develop, build and manage marketing, sales, distribution, customer service and back office functions necessary to support commercialization of the INTERCEPT Blood System in Europe. Historically, we had a small scientific affairs group that helped support Baxter’s European sales and marketing organization; however, we did not maintain our own independent sales and marketing organization. We may be unable to maintain existing customer relationships established by Baxter as we take on responsibility for sales, marketing and customer service. Beginning in early 2006, we began to recruit a small European organization dedicated primarily to selling and marketing the platelet system and more recently, the plasma system, in Europe. We may be unable to recruit suitable sales, marketing, regulatory, and quality assurance personnel on a timely basis, if at all. We also need to continue developing distribution, customer service, and back office capabilities either internally or by contracting with third parties, which we may be unable to accomplish on a timely or maintain on an affordable basis. In addition to adding sales and marketing capabilities, we have needed to develop appropriate inventory and logistics management, receivables and collections, foreign exchange, risk management, human resources, information and quality systems capabilities. Generally, such capabilities must be built in compliance with European standards and practices, with which we have little experience. We also have had to develop customer service capabilities to insure uninterrupted supply, timely calibration and servicing of UVA illuminators, and appropriate and timely resolution of customer complaints. We may be unable to operate a European organization effectively and efficiently, even after Cerus Europe B.V. is fully staffed. Developing sales, marketing and operational capabilities ourselves will increase our costs and may delay commercialization of our pathogen inactivation systems.

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

We will continue to rely on Fenwal for manufacturing and supplying components of our platelet and plasma systems for a limited period of time. Over a longer period, we will need to identify, select and qualify third party sources of supply for the INTERCEPT Blood System, including the INTERCEPT red blood cell system.

•

We rely on third parties for manufacturing and supplying components of our platelet and plasma systems. Under the terms of our agreements and subsequent to its assumption of Baxter’s obligations, Fenwal is currently responsible for manufacturing and supplying illuminators and disposable kits associated with the platelet and plasma systems for commercial use through 2008 and certain components of the platelet and plasma systems through 2009. We will also be dependent on Fenwal to transfer know-how relevant to the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal or Baxter. We may be unable to establish alternate sources of supply to Fenwal without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review, which would delay our ability to commercialize the platelet and plasma systems. If Fenwal fails to manufacture an adequate supply of components or devices within quality specifications, we may be unable to supply products to our customers. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Any delay in the availability or disruption in supply from Fenwal of devices, components or Intersol, a proprietary platelet storage solution manufactured by Fenwal, could delay further regulatory approvals, market introduction and subsequent sales of the systems. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal is uncertain, we may choose to build inventories of raw materials or work-in-process components, which would consume capital resources and may cause our supply chain to be less efficient. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Fenwal manufactures our platelet and plasma systems in facilities that are not FDA-approved. Our agreements do not require Fenwal to validate these manufacturing facilities with the FDA. In order to be sold in the United States, our systems would be required to be manufactured in an FDA-approved facility. FDA validation of a manufacturing facility, whether owned by Fenwal or by another party, will be costly and time-consuming.

•

Baxter has sold its Transfusion Therapies business unit and, under that agreement, the buyer will assume Baxter’s manufacturing obligations to Cerus. On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal Inc. formed by an investment group led by Texas Pacific Group. We have been informed by Baxter that Fenwal has assumed Baxter’s obligations to us under the manufacturing agreement. However, Fenwal may fail to manufacture an adequate supply of components, Intersol additive solution or devices of the INTERCEPT Blood System, which would subject us to the risks described above. Certain components of the INTERCEPT Blood System are currently manufactured or assembled at facilities not owned by Fenwal. Under our agreements, Fenwal will continue to be obligated to supply illuminators, disposable kits and the Intersol additive solution associated with the platelet and plasma systems to us generally through 2008 and for certain components through 2009. Failure to supply an adequate supply of components or devices of the INTERCEPT Blood System, would subject us to the risks described above. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described above.

•

We will be required to identify and enter into agreements with third parties to manufacture the INTERCEPT Blood System products and related blood component storage solutions. Fenwal’s manufacturing responsibilities for illuminators and disposable kits associated with the platelet and plasma systems in general extend through 2008 and for certain components of the platelet and plasma systems through 2009, after which we will assume manufacturing responsibilities. Except for very limited manufacturing of disposable components, Fenwal is not obligated to provide manufacturing services related to the red blood cell system. We will need to identify parties to provide those manufacturing services related to our red blood cell system. It may be difficult to enter into these types of agreements on reasonable terms. In particular, it will be time-consuming for other manufacturers to develop the capability to manufacture the INTERCEPT Blood System products and blood component storage solutions economically and to gain regulatory approval to do so for commercial use. We may be unable to identify and contract with manufacturers that can make our products cost-effectively, which would delay our efforts to commercialize our products.

•

Our potential remedies against Fenwal and Baxter may be inadequate in assuring that Fenwal and Baxter meet their contractual obligations. In the event of a failure by Fenwal or Baxter to perform their obligations to supply components of the INTERCEPT Blood System to us, damages recoverable by us may be insufficient to compensate us for the full loss of business opportunity. Our supply agreement with Baxter, assumed by Fenwal, contains limitations on incidental and consequential damages that we may recover. Fenwal’s and Baxter’s potential liability in the event of non-performance may not be sufficient to compel Fenwal and/or Baxter to continue to act in conformity with our agreements.

The platelet system is not compatible with some commercial platelet collection methods and platforms and platelet storage solutions.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe and Canada, and the pooled random donor method, which is used in the United States and to a more limited extent in Europe.

Our system for platelets is designed to work with platelets collected using a proprietary platelet storage solution, called Intersol, manufactured by Fenwal. For platelets collected by apheresis, the INTERCEPT platelet system is most compatible with Fenwal’s apheresis platelet collection system, because it facilitates the use of Intersol. For platelets prepared from whole blood, our platelet system is most compatible with the buffy coat collection method, again because this method facilitates the use of Intersol as an additive solution to the platelet concentrate. As a result, we have conducted most of our clinical studies using either Fenwal’s equipment or buffy coat platelets. More recently, we have begun conducting studies in Europe supporting the use of the platelet system in combination with other collection and preparation platforms.

In order to address the entire market in the United States, we would need to develop and test additional configurations of the INTERCEPT platelet system. Our efforts to develop the platelet system to date have focused almost entirely on apheresis platelets collected on Fenwal’s automated collection platform. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. We may be required to make our systems compatible with random donor platelets. In order to develop a platelet pathogen inactivation system compatible with random donor platelets, we would need to perform additional product development and testing, including additional clinical trials. These development activities would increase our costs significantly, and may not be successful.

Fenwal has committed to us to make Intersol collection and pooling products and conversion kits available to customers. However, Fenwal may not make such products or its apheresis collection system available for sale in certain countries and has elected to discontinue sales efforts for its apheresis collection system in Japan.

Other manufacturers supplying blood component collection platforms to the market may resist our efforts to make the INTERCEPT Blood System compatible with their platforms. Making our platelet system readily compatible with the apheresis collection system manufactured by Haemonetics Corp., a supplier of automated blood collection systems, will require certain changes in the Haemonetics device, and there can be no assurance that Haemonetics will undertake this effort on a timely basis or be commercially successful. Gambro, Inc., or Gambro, another major supplier of automated platelet collection systems, is conducting clinical trials of its own system for pathogen inactivation of platelets. For competitive reasons, Gambro may have little or no incentive to make its apheresis collection system compatible with our platelet system. Attaining compatibility with collection platforms manufactured by others would require adaptations to either our platelet system or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the platelet system may be delayed until the system receives regulatory approval for use on such other equipment.

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

The INTERCEPT Blood System products, including many of the components, have been manufactured on a commercial scale on only a limited basis. Fenwal relies on third parties, including Baxter, to manufacture and assemble some of the platelet and plasma system components, many of which are customized and have not been manufactured on a commercial scale. Fenwal has produced some pathogen inactivation systems in modest commercial quantities, but may not be able to manufacture and assemble other systems or in larger quantities, or do so economically. Because of low sales volumes and other reasons, Fenwal’s costs to manufacture commercial components for the platelet system have been greater than we previously anticipated and may continue to rise. This may reduce our potential gross profit margin from platelet and plasma system sales.

We may be unable to contract with third parties to supply the INTERCEPT Blood System in adequate quantities or to manufacture the system or its components at acceptable cost. We are in the initial stages of commercializing the INTERCEPT Blood System in Europe and may not accurately forecast demand for the INTERCEPT Blood System. We may be unable to contract with third parties to supply adequate numbers of platelet and plasma systems and components to meet demand and, as a result, supply to our customers may be interrupted. If Fenwal or third-party manufacturers fail to produce our products or Intersol products satisfactorily, at acceptable costs and in sufficient quantities, we may incur delays, shortfalls and additional expenses, which may in turn result in permanent harm to our customer relations. In the United States, studies related to the platelet system disposable and compound manufacturing need to be completed and included in FDA submissions before the FDA would consider the applications for approval.

Fenwal and we purchase certain key components of the INTERCEPT Blood System from a limited number of suppliers. Contracts for the long-term supply of certain components have not yet been signed. It would be expensive and time-consuming to establish additional or replacement suppliers for these components. Some components of the INTERCEPT Blood System, including components of the UVA illuminator device, are no longer manufactured, which will require Fenwal or us to identify and qualify replacement components and may require that we conduct additional studies, which could include clinical trials, to demonstrate equivalency or validate any required design or component changes. If Fenwal or we are unable to identify and supply replacement components, we may be unable to supply products to our customers. If we were required to redesign the products, our development costs would increase, and our programs and commercialization efforts could be delayed significantly.

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

Under the terms of our February 2006 agreement, Baxter was required to provide certain transition services relating to European activities, at our expense. These services included specified regulatory and clinical support activities, installation, maintenance and calibration services, and order entry, billing and collections from customers, device and systems development, monitoring and responding to customer complaints, and clinical education and training provided through December 31, 2006, and manufacturing technical information and advice, which Fenwal is obligated to provide through December 31, 2008. We have also been reliant on Fenwal to manage operational aspects of our presence in Europe, including compliance with local, national and EU regulations relating to labor law, taxes, logistics, credit and collections and administration. We need to continue to develop internal competencies in sales, marketing, distribution, regulatory support, operations and administration or arrange for third parties to provide certain of these necessary services. We may be unable to assume these functions ourselves or identify alternative third-party providers on a timely basis or on reasonable terms, if at all. Any delay in these activities could delay further regulatory approvals, market introduction and subsequent sales of the systems.

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

Baxter and we have licensed to BioOne, rights to commercialization of the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in those countries. We understand Fenwal has assumed the rights and obligations of Baxter with regard to Baxter’s agreements with BioOne. We also understand that Fenwal does not intend to maintain its CE mark registration for the platelet system after it expires in mid-2007. In addition, we received CE mark approval for the plasma system independently from Fenwal, and Fenwal is not intending to apply for a CE mark for the plasma system. However, BioOne is dependent on Fenwal for the manufacture and supply of the platelet and plasma systems well beyond the time when Fenwal intends to let its CE mark registration for the platelet system lapse. BioOne is also dependent on Fenwal for providing certain regulatory support and the timely transition of regulatory files and dossiers. BioOne may be unable to qualify the platelet and plasma systems for sale in certain countries in its territory in the absence of CE marks being held by Fenwal, even if CE marks are held by us. BioOne has made only limited progress to date in commercializing the platelet and plasma systems in Asian territories. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are dependent on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require our platelet and plasma systems to be widely adopted commercially in Europe or approved by the FDA before the platelet and plasma systems are considered for approval in Japan, which would delay or prevent BioOne from achieving significant product sales. We understand that BioOne will need to raise additional capital in the first half of 2007 in order to fund its operations. There is no assurance that BioOne will be able to attract additional required capital to successfully commercialize those products licensed from Baxter and us. BioOne may not be successful in commercializing the platelet and plasma systems in its Asian territories or may raise equity capital at a valuation lower than that our carrying value, in which case the value of BioOne’s equity likely would decline and may give rise to an impairment in the carrying value of our equity interest in BioOne.

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

The development and commercialization of product candidates employing our Listeria and KBMA platform technologies will be expensive, lengthy and uncertain. To date, we have relied not only upon internal scientific, development and financial resources, but also upon third parties. We have licensed our Listeria platform to MedImmune for use in developing a product candidate potentially applicable to cancers expressing EphA2, a proprietary antigen owned by MedImmune. On April 12, 2007, MedImmune announced that it was investigating strategic alternatives, up to and including the sale of the company. Sponsorship of MedImmune’s immunotherapy program involving EphA2 and our Listeria may be lost as a consequence of changed strategic direction or ownership of MedImmune. We are collaborating with investigators at Johns Hopkins University on other cancer and infectious disease programs. We also rely on advice and insights from our scientific advisory board, a group of independent clinicians, professors and investigators, regarding our research and development activities. These relationships provide us with external perspectives and independent validation that may be critical to our future success. Loss of these relationships or failure to attract others may result in additional expense, delays in development and regulatory approval and failure to commercialize products. We have received significant funding from United States government agencies for research and development in both cancer and infectious disease, as well as funding from MedImmune under our license agreement relating to development of MEDI-543 (EphA2); however, development funding from MedImmune to us ceased at the completion of contracted work we had performed through early 2006. Due to budgetary constraints, funding from the Federal government, particularly funding from the Department of Defense and National Institutes of Health, is expected to be reduced from prior years and is subject to political and economic forces beyond our control. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. In Europe, several companies, including Grifols S.A., Octapharma AG and Maco Pharma International GmbH, are developing or have developed and are selling commercial pathogen inactivation systems to treat fresh frozen plasma. Navigant Biotechnologies, a wholly owned subsidiary of Gambro Group, is developing a pathogen inactivation system for blood products.

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

There are many companies pursuing programs for the treatment of cancer and treatment and prevention of infectious disease. Some are large pharmaceutical companies, such as Pfizer Inc., GlaxoSmithKline Inc., Sanofi-Aventis, Bristol-Myers Squibb Company, Genentech, Inc. and Gilead Sciences, Inc., which have greater experience and resources in product development, preclinical testing, human clinical trials, obtaining FDA and other regulatory approvals and in manufacturing and marketing new therapies. We are also competing with other biotechnology companies, such as Cell Genesys, Inc., Coley Pharmaceutical Group, and Dendreon Corporation, that have cancer vaccine programs that are in more advanced stages of development than ours. In addition, other companies are pursuing early-stage research and development of Listeria-based immunotherapies. If any of these companies’ products are shown to be more efficacious than ours, our Listeria-based products may fail to gain regulatory approval or commercial acceptance. If these companies’ products fail in human clinical trials, we may be required to overcome more significant regulatory barriers prior to gaining approval, face more challenging impediments to market acceptance and may be unable to raise capital to fund development of our Listeria or KBMA programs.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. In 2005, we realized a $22.1 million nonrecurring gain associated with the restructuring of a loan payable in 2005 and, as a result of this gain, we recorded net income of $13.1 million in 2005. At March 31, 2007, we had an accumulated deficit of approximately $318.2 million. Except for the platelet and plasma systems, which have received European Union CE mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product sales. We may be required to reduce the sales price for our products in order to make them economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. Because the contracts with large, public-sector customers, such as the EFS, for the INTERCEPT Blood System may not be confidential due to the public tender process, their terms may set contractual precedents that would not be acceptable to us if applied to contracts with our other customers. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until more of our product candidates are commercialized and achieve significant market acceptance.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs are capital-intensive. We may need to reduce or stop further investment in specific research and development or sales and marketing activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be economically unfeasible. A product or program may be determined to be uneconomic if the commercial opportunity is insufficient to justify the investment required to develop and market the product or for other reasons. We expect that our spending in support of research, development and commercialization of the platelet and plasma systems will be in excess of contribution from product sales, milestone payments and development funding for such programs from third parties over the next year. We re-entered clinical trials for the red blood cell system in mid-2006 with only partial funding from governmental sources. In addition, as a consequence of the February 2006 restructuring agreement with Baxter, we have taken on increasing operational and financial responsibility for the commercialization of the platelet and plasma systems, particularly in Europe. We may experience higher than anticipated working capital requirements, if we are unable to collect accounts receivable on a timely basis or choose to maintain safety stocks of inventory of the platelet and plasma systems to mitigate risks of supply shortages. As a result of these factors, further product development and commercialization of the INTERCEPT Blood System may take longer and be more expensive than we previously anticipated. We expect to continue to spend substantial funds for our operations for the foreseeable future. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments from collaborators, funding from agencies of the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

Through March 31, 2007, we had been awarded $41.7 million in funding under cooperative agreements with the Department of Defense, and have received $35.1 million in proceeds from these awards. We also have received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. If we are unable to obtain Federal grant and cooperative agreement funding for future activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

We may be unable to consummate a transaction involving our immunotherapy programs.

On April 26, 2007, we announced that we are exploring strategic alternatives for our cancer and infectious disease immunotherapy programs. We will consider several possible business structures, including partnering some or all of the programs within our immunotherapy business with companies having established programs in immunology or in cancer and infectious disease indications, combining our immunotherapy business with another public or private company, or spinning out the business for an equity interest in a newly-formed immunotherapy company. This potential corporate realignment would allow us to focus resources on our commercial-stage blood safety business. We may be unable to consummate a transaction involving our immunotherapy business, which would then require that we either fund increased operations internally or curtail operations.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. In addition, others hold patents, and have pending patent applications, concerning Listeria -based immunotherapies. Those patents and new patents that may be issued upon the pending applications, if valid, would restrict us from bringing to market particular embodiments of Listeria -based immunotherapy products. While we believe that such restrictions do not preclude us from developing and commercializing our Listeria -based immunotherapy products, they may preclude us from pursuing certain product approaches that might otherwise be promising. Our patents expire at various dates between 2009 and 2018. Recent patent applications, principally related to our immunotherapy programs, will, if granted, result in patents with later expiration dates. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2004 to March 31, 2007, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $1.60 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.1(4)	Cerus Corporation Change of Control Severance Benefit Plan.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated April 26, 2007
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Management contract or compensatory arrangement.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q),irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 1, 2007	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.1(4)	Cerus Corporation Change of Control Severance Benefit Plan.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated April 26, 2007
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Management contract or compensatory arrangement.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q),irrespective of any general incorporation language contained in such filing.