Form 10-Q
period 2007-06-30
CERUS CORP
filed 2007-08-01
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 20, 2007, there were 31.8 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands)

	June 30, 2007 (Unaudited)	December 31, 2006 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,287	$46,287
Short-term investments	41,148	47,129
Accounts receivable, net of allowance of $11	8,393	5,279
Inventories	4,090	1,833
Prepaid and other current assets	1,285	2,215

Total current assets	88,203	102,743
Non-Current assets:
Property and equipment, net	1,450	1,627
Long-term investment in related party	1,725	11,175
Other assets	437	272

Total assets	$91,815	$115,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,056	$6,665
Accrued liabilities	8,057	7,479
Deferred revenue	32	—
Deferred gain	—	586
Capital lease obligation	48	84

Total current liabilities	14,193	14,814
Capital lease obligation	17	32

Total liabilities	14,210	14,846
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	32	32
Additional paid-in capital	404,262	402,888
Accumulated other comprehensive loss	(40)	(23)
Accumulated deficit	(336,145)	(311,422)

Total stockholders’ equity	$77,605	100,971

Total liabilities and stockholders’ equity	$91,815	$115,817

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Government grants and cooperative agreements	$2,713	$1,480	$6,224	$4,182
Product revenue	1,671	776	2,858	1,255
Milestone and development funding	130	766	130	1,145
Milestone and development revenue from related party	—	3,438	—	6,876

Total revenue	4,514	6,460	9,212	13,458
Operating expenses:
Cost of product revenue	1,067	281	1,891	464
Research and development	6,757	7,977	13,205	14,615
Selling, general and administrative	6,151	4,142	11,473	7,301
Impairment of long-term investment in related party	9,450	—	9,450	—

Total operating expenses	23,425	12,400	36,019	22,380

Loss from operations	(18,911)	(5,940)	(26,807)	(8,922)
Interest income and other, net	996	868	2,084	2,921

Net loss	$(17,915)	$(5,072)	$(24,723)	$(6,001)

Net loss per common share:
Basic	$(0.56)	$(0.18)	$(0.78)	$(0.24)
Diluted	$(0.56)	$(0.18)	$(0.78)	$(0.24)
Weighted average common shares outstanding used for basic and diluted net loss per share:
Basic	31,810	27,770	31,790	25,450
Diluted	31,810	27,770	31,790	25,450

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(24,723)	$(6,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	344
Stock-based compensation to employees	1,034	1,428
Impairment of long-term investment in related party	9,450	—
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	138
Inventories	(2,257)	(1,896)
Other assets	766	(302)
Deferred gain	(586)	5,171
Accounts payable and accrued expenses	(31)	718
Accrued interest	—	(326)
Deferred revenue	32	(7,028)

Net cash used in operating activities	(19,009)	(7,754)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(244)	(668)
Purchases of short-term investments	(15,252)	(6,451)
Sales of short-term investments	788	—
Maturities of short-term investments	20,428	27,257

Net cash provided by investing activities	5,720	20,138
Financing activities:
Net proceeds from issuance of common stock public offering	340	42,353
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units		749
Repayment of loan	—	(4,500)
Payments on capital lease obligations	(51)	(70)

Net cash provided by financing activities	289	38,532

Net increase (decrease) in cash and cash equivalents	(13,000)	50,916
Cash and cash equivalents, beginning of period	46,287	5,780

Cash and cash equivalents, end of period	$33,287	$56,696

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its wholly-owned subsidiary, Cerus Europe B.V. (collectively, the “Company”), after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments and reclassifications, considered necessary for a fair presentation have been included. The Company reclassified certain legal costs from research and development to selling, general and administrative for the three and six months ended June 30, 2006. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.

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

The Company’s main sources of revenues through June 30, 2007, have come from its research and development activities and agreements, United States government grants and awards, product revenue of the INTERCEPT Blood System in Europe, and commercialization agreements. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to up-front license payments are deferred and recognized ratably over the period of the Company’s substantive performance obligation. Revenue related to substantive at-risk milestones specified under development contracts is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Commercialization agreements for the Company consist of agreements for the commercialization of its blood safety products. Revenue related to up-front license payments are deferred and recognized ratably over the period of the Company’s substantive performance obligation. Revenue related to substantive at-risk milestones specified under commercialization contracts is recognized as the milestones are achieved.

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

Effective February 1, 2006, the Company entered into an agreement with Baxter International, Inc. (“Baxter”), which gave the Company the exclusive commercialization rights to the INTERCEPT Blood Safety System for platelets and plasma (the “platelet system” and the “plasma system”). As a result of the agreement, the Company now records product revenue of the platelet and plasma systems, rather than the negotiated share of gross profits from such sales under the prior agreement with Baxter. Also as a result of the February 2006 agreement, the Company records cost of product revenues.

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

Unrealized gains and losses at June 30, 2007, and December 31, 2006, are reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. As of June 30, 2007, there were no other-than-temporary declines in fair value. The cost of securities sold is based on the specific identification method.

As of June 30, 2007, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within other non-current assets on the Company’s balance sheet at June 30, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy by two major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At June 30, 2007, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Inventories

At December 31, 2006 and June 30, 2007, inventory consists of finished goods of INTERCEPT disposable kits, components thereof, illumination devices, and certain replacement parts for the illumination devices. Inventory is recorded at the lower of cost or market value, determined on a first in, first-out basis. Platelet system disposable kits generally have a two-year life from time of manufacture and plasma system disposable kits generally have a one-year life. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. To the extent unsaleable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. There has been no significant write-down of inventory to date.

Property and Equipment, net

Property and equipment comprises furniture, equipment, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

Long-Term Investments

The Company accounted for its long-term investments under the cost method of accounting in accordance with Accounting Principles Bulletin No.18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock” (“FIN 35”). At June 30, 2007, and December 31, 2006, the Company held approximately 20% interest in the voting securities of BioOne Corporation (“BioOne”) and accounts for its investment in BioOne under the cost method. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: limited availability of and infrequency of access to financial information of BioOne, majority shareholder mix in BioOne, and the Company’s lack of representation on BioOne’s board of directors. As a result of its evaluation, at June 30, 2007, and December 31, 2006, the Company has accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

During the three months ended June 30, 2007, the Company was notified that BioOne was seeking equity financing from institutional and corporate investors, and expected to close a financing round during the third quarter of 2007. The Company has learned that subsequent to June 30, 2007, BioOne completed its equity financing on terms reflecting a valuation substantially below the valuations of previous rounds of financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its equity interest in BioOne during the three months ended June 30, 2007. The Company’s investment in BioOne, which had been recorded at $11.2 million as of March 31, 2007, and is included in long-term investments in related party on its balance sheets, has been written down to $1.7 million as of June 30, 2007, reflecting the Company’s best estimate of fair value of its investment at this date. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne’s equity at June 30, 2007, deteriorates further, the Company will need to reassess the recorded basis of its investment in BioOne.

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

The Company accounts for stock-based compensation in accordance with, the FASB’s Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, which requires that compensation expense be recorded for the vesting of all non-vested stock options and other stock-based awards at the beginning of the first quarter of adoption of FAS 123R. In accordance with the modified-prospective method, no prior period amounts have been restated to reflect our adoption of FAS 123R.

The Company continues to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) for its non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or (2) the date at which the counter party’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in its consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 has not resulted in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2003 through 2006 remain subject to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three months ending June 30,		Six months ending June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(17,915)	$(5,072)	$(24,723)	$(6,001)
Denominator:
Basic weighted average number of common shares outstanding	31,810	27,770	31,790	25,450
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	—	—	—	—

Diluted weighted average number of common shares outstanding	31,810	27,770	31,790	25,450

Basic net loss per common share	$(0.56)	$(0.18)	$(0.78)	$(0.24)
Diluted net loss per common share	$(0.56)	$(0.18)	$(0.78)	$(0.24)

The table below presents stock options, preferred stock and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect (shares in thousands):

	June 30,
	2007	2006
Antidilutive securities	5,746	5,098

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that indemnify the counter party from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been no warranty costs incurred through June 30, 2007. Accordingly, at June 30, 2007, the Company has not accrued for any potential warranty costs.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the reporting company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements

Note 2 – Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss:
As reported	$(17,915)	$(5,072)	$(24,723)	$(6,001)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(40)	75	(17)	208

Comprehensive loss	$(17,955)	$(4,997)	$(24,740)	$(5,793)

Note 3 – Development and License Agreements

Agreement with MedImmune

In April 2004, the Company entered into an agreement with MedImmune, Inc. (“MedImmune”) to co-develop a therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. A vaccine product candidate has been developed using the Company’s Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune is responsible for any further clinical testing, manufacturing and commercialization of any product resulting from this collaboration. The Company has been responsible for preclinical development of a therapeutic vaccine candidate. Under this agreement, the Company received development funding cost reimbursement, up-front payments, at-risk milestone payments, and retains the right to receive royalties on future product revenue. Upon achievement of an at-risk preclinical milestone, the Company has the option to require MedImmune to purchase $5.0 million of its common stock at a per share price of 115% of the average closing price of the Company’s stock for 30 days prior to achievement of the at-risk milestone.

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

The Company also received and recognized nominal amounts in development funding related to cost reimbursement during both the three and six months ended June 30, 2006, and none during the three and six months ended June 30, 2007. The Company has no further development commitments under its current agreement with MedImmune. On April 23, 2007, MedImmune announced that it had entered into a definitive agreement to be acquired by AstraZeneca Plc., with closing of the transaction expected in June 2007. On June 8, 2007, the Company was notified by MedImmune that it intends to terminate the agreement they have with the Company, effective September 2007.

Restructured Agreements with Baxter

Effective February 1, 2006, the Company entered into a restructuring of its agreements with Baxter related to the INTERCEPT Blood System. Under terms of the 2006 agreement, the Company gained worldwide rights to the INTERCEPT Blood System for platelets (the “platelet system”) and the INTERCEPT Blood System for plasma (the “plasma system”) previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. The Company will pay Baxter royalties on future product revenue, replacing terms of the previous agreement, in which the Company received a defined share of gross profit from product revenue. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the INTERCEPT Blood System for red blood cells (the “red blood cell system”). Baxter agreed to supply certain transition services, including regulatory, technical and administrative support, in 2006 at our expense and to conduct certain continued development efforts relating to the plasma system at Baxter’s expense. The Company recorded net gains and deferred gains in excess of $6.5 million in the period ending March 31, 2006, resulting largely from the disbursement to us of funds that remained from a $13.1 million escrow account established in the February 2005 agreement with Baxter (as described below) to fund commercialization of the platelet and plasma systems in Europe. The majority of the disbursed funds were to be spent on certain specified activities associated with the European commercialization of the platelet and plasma systems, and any such funds that remain unspent by the end of 2006 were to be split evenly between Baxter and the Company. As part of the agreement, the Company purchased UVA illumination devices from Baxter’s inventory for use with the platelet and plasma systems. The Company also repaid in February 2006 the $4.5 million promissory note plus accrued interest owed to Baxter Capital that was originally due in December 2006. During the three and six months ended June 30, 2007, the Company recognized $0.1 and $0.6 million, respectively, in operating gains from the deferred gain balance. These gains offset operating expenses incurred for INTERCEPT commercialization activities. During the three months ended June 30, 2006, the Company recognized non-operating gains of $1.8 million associated with the 2006 agreement. At June 30, 2007 the Company no longer had any remaining deferred gain recorded on its balance sheets.

Prior to February 2005, Baxter and the Company shared development expenses for the platelet and red blood cell systems under the parties’ existing development and commercialization agreements. The agreements provided for us to be solely responsible for funding development expenses for the plasma system. Under the agreements, Baxter had been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for the Company to receive approximately 33.5% of revenue from sales of system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts. Recognition of product revenue was deferred from the fourth quarter of 2003 through December 31, 2004, as a result of revenue sharing payments being withheld by Baxter due to a dispute over the timing of repayment of a loan from Baxter Capital.

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

Under the 2005 and 2006 agreements, the Company remained responsible for funding 100% of development expenses for the plasma system, except that $3.2 million of Baxter’s $13.1 million commitment (described above) was to be applied to activities directed toward obtaining CE mark approval of and launch preparation for the plasma system. Baxter agreed to cooperate with the Company to complete certain activities required for the CE mark application. Such activities were at the Company’s expense, except for the right to apply such $3.2 million for plasma development. The Company recognized $0.8 million and $0.9 million of the $3.2 million as development funding cost reimbursement during the three and six months ended June 30, 2006, respectively, and had recognized the balance of the $3.2 million development funding for cost reimbursement by December 31, 2006.

Baxter has agreed to manufacture systems and components of the INTERCEPT Blood System, on a cost-plus basis, through 2008 and 2009, respectively. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, the Company will need to undertake additional validation steps before use of such items in the United States. Baxter has agreed to supply only very limited types of components for the prototype red blood cell system.

On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business to a new company which was later renamed Fenwal Inc. (“Fenwal”). The Company has been informed that Baxter assigned its rights and obligations under its agreements with the Company to Fenwal as of February 28, 2007.

Agreements with BioOne

In June 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004 and October 2004, the Company received non-refundable up-front license payments totaling $10.0 million in the aggregate from BioOne. The Company deferred the revenue associated with these payments and recognized the revenue ratably over the period of Company performance which ended in June 2006. For the three and six months ended June 30, 2006, the Company recognized $1.4 million and $2.8 million, respectively, of revenue associated with the up-front payments. The agreement also provides for at-risk milestone payments and royalties on future product revenue, which would be shared equally by Baxter and the Company.

In December 2004, Baxter and the Company signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, the Company received a non-refundable up-front payment of $3.0 million from BioOne. A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in June 2005, and in December 2005 the Company received additional non-refundable up-front payments of $2.0 million in cash and $5.0 million worth of BioOne’s equity. The number of BioOne shares the Company received was based on the then current price per share that third-party investors paid for BioOne equity with the same rights as the equity received by the Company divided by $5.0 million. All non-refundable up-front payments received from BioOne were deferred upon receipt and recognized ratably over the period of the Company’s performance obligations which ended in December 2006. During the three and six months ended June 30, 2006, the Company recognized $2.1 million and $4.1 million, respectively, in revenue associated with the non-refundable up-front plasma agreement payments.

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

The Company evaluated several criteria to determine the fair value of the BioOne equity received in both December 2005 and December 2006 and to conclude whether or not the facts and circumstances supported a fair value for revenue recognition and investment balance. These criteria included, but were not limited to: third-party investor interest and participation in equity offerings at then current pricing, business outlook of BioOne, and available financial information. Based on this evaluation, the Company recognized both $5.0 million equity payments received as revenue. Revenues recognized from BioOne represented 0% and 53% of total revenue for the three months ended June 30, 2007, and 2006, respectively.

During the three months ended June 30, 2007, the Company was notified that BioOne was seeking equity financing from institutional and corporate investors. Subsequent to June 30, 2007, BioOne received equity financing from institutional and corporate investors at a price per share below the Company’s average carrying value per share. The Company did not participate in this equity financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its interest in BioOne equity during the three months ended June 30, 2007. The Company’s investment in BioOne, which had been recorded at $11.2 million as of March 31, 2007, and is included in long-term investment in related party in the balance sheets, has been written down to $1.7 million as of June 30, 2007, which represents the Company’s best estimate of the fair value of its investment in BioOne as of this date. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne at June 30, 2007, deteriorates further, it will need to reassess the recorded basis of its investment in BioOne.

Cooperative Agreements with the U.S. Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the U.S. armed forces for medical transfusions. Under the conditions of the agreements, the Company is reimbursed for development funding expenses incurred for conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the U.S. armed forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $1.6 million and $2.6 million of revenue under these agreements during the three and six months ended June 30, 2007,respectively, and $0 and $0.4 million during the three and six months ended June 30, 2006, respectively.

The Company has also received awards from the Army Medical Research Acquisition Activity division of the Department of Defense for the research and development of vaccines for biodefense and cancer. The Company recognized $0 and $1.9 million of revenue from these awards during the three and six months ended June 30, 2007, respectively, and $1.0 million and $3.0 million during the three and six months ended June 30, 2006, respectively.

Note 4 – Accrued Liabilities

Accrued liabilities at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
Accrued Compensation and Related	$1,918	$2,124
Accrued Inventory Payable	3,362	2,776
Other Accrued Liabilities	2,777	2,579

Total	$8,057	$7,479

Note 5 – Litigation

On August 31, 2006, the Company announced that it had reached agreement to settle the class action lawsuit, pending since 2003 in the United States District Court for the Northern District of California, against certain of its current and former directors, officers and itself. The amended and consolidated complaint alleged that the defendants had violated the federal securities laws by making allegedly false and misleading predictions regarding the initiation and completion of clinical trials, submission of regulatory filings, receipt of regulatory approval and other milestones in the development of the platelet, plasma and red blood cell systems. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from December 9, 2000, through January 30, 2003.

On August 31, 2006, the Company also announced that it had reached agreement to settle the derivative lawsuit, pending since 2003 in the Superior Court for Contra Costa County, in which certain of its current and former directors and officers were named as defendants and the Company was named as a nominal defendant. The plaintiffs were Cerus stockholders who sought to bring derivative claims on behalf of the Company against the defendants. The consolidated complaint alleged breach of fiduciary duty and related claims and sought an unspecified amount of damages.

Pursuant to the settlement agreements, the plaintiffs in the class action and in the shareholders’ derivative lawsuit will release defendants from all known and unknown claims related to such litigation, without any admission of wrongdoing or liability by any party. Under these settlement agreements, the total cash settlements will be funded entirely by insurance carriers under our directors’ and officers’ liability insurance policy and will have no financial impact on us. Additionally, under the derivative suit settlement, the Company agrees to take or continue certain corporate governance measures. These measures involve, among others, the Company’s making a good faith diligent effort to add one or two independent directors to its Board of Directors by September 1, 2007, (and if not added by such time, retaining a professional search firm to assist in the identification of such independent directors, and using its best efforts to add one or two independent directors to the Board of Directors by December 31, 2008); and its committing through January 1, 2009, unless otherwise required by law, that two thirds of its Board of Directors will in good faith and with diligent effort consist of independent directors.

On February 16, 2007, the federal district court granted final approval to the class action settlement. On February 21, 2007, the state court granted final approval to the derivative settlement. As of June 30, 2007, both settlements were final and effective.

Note 6 – Preferred Stock

Baxter holds 3,327 shares of the Company’s Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.0% of the Company’s outstanding common shares as of June 30, 2007. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 7 – Stock-Based Compensation

The Company maintains stock compensation plans as long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Boards. Currently, the Company’s active stock option plans include the 1996 Equity Incentive Plan (the “1996 Plan”), the 1998 Non-Officer Stock Option Plan (the “1998 Plan”), and the 1999 Equity Incentive Plan (the “1999 Plan”).

The 1996 Plan

The 1996 Plan provides for grants of Incentive Stock Options (“ISOs”) to employees and Nonstatutory Stock Options (“NSOs”), restricted stock purchase awards, stock appreciation rights and stock bonuses to the Company’s employees, directors and consultants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. The option term is ten years. Vesting, as determined by the Company’s Board of Directors, generally occurs ratably over four years. In the event option holders cease to be employed by us, except in the event of death or disability or as otherwise provided in the option grant, all unvested options are forfeited and all vested options must be exercised within a three-month period, otherwise the options are forfeited.

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

Restricted Stock Units

In March 2004, the Company granted restricted stock units to certain then-current employees. Subject to each grantee’s continued employment, shares underlying restricted stock unit grants vest in four semi-annual installments. The Company recorded compensation expense based on the fair value of the underlying common stock as of the grant date, recognized over the vesting period on a straight-line basis. In the quarter ended March 31, 2007, the Company granted restricted stock units to the Chief Executive Officer and Vice Presidents in accordance with the Bonus Plan for Senior Management of Cerus Corporation. Subject to each grantee’s continued employment, shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term. As of June 30, 2006, all restricted stock units granted in 2004 were valued at $3.38 per share and were fully vested. In addition, the Company granted 37,098 restricted stock units during the three months ended March 31, 2006, valued at $10.32 per share, of which 12,366 were vested as of June 30, 2007. The Company also granted 60,620 restricted stock units during the three months ended March 31, 2007, valued at $5.54 per share, of which none were vested as of June 30, 2007.

Stock-based Compensation

Beginning with the Company’s first quarter of 2006, it adopted FAS 123R. See Note 1 for a description of the Company’s adoption of FAS 123R. The Company currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The variables used to calculate the fair value of stock based payment awards using the Black-Scholes option pricing model, include our expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends.

Expected Term

The Company estimates the expected term of options granted using a variety of factors. Where possible, the Company estimates the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, the Company analyzes the population of options granted by discreet, homogeneous groups. If the Company is unable to obtain sufficient information to estimate the expected term for a particular group, it estimates the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The expected term of employee stock purchase plan shares is the term of each purchase period.

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

Estimated Volatility

The Company estimates the volatility of its common stock by using both historical volatility of its common stock and implied volatility in market traded options in accordance with SAB 107. The Company’s decision to use both historical volatility and implied volatility was based upon the limited availability of actively traded options on its common stock and its assessment that due to the limited availability of actively traded options, historical volatility should be given greater prominence in the decision as the Company believes it is more representative of future stock price. As such, the Company has calculated its estimated volatility by weighting both historical volatility and implied volatility. The Company has used significant judgment in making these estimates and will continue to monitor the availability of actively traded options on its common stock.

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

The assumptions used to value option grants for the three months ended June 30, 2007, and 2006 are as follows:

	2007	2006
Expected term (in years)	4.01-5.48	3.77-6.28
Volatility	60.9%	64.9%
Risk free interest rate	4.69%	4.55%

The assumptions used to value employee stock purchase rights for the three months ended June 30, 2007, and 2006 are as follows:

	2007	2006
Expected term (in years)	0.50	0.50
Volatility	58.68%	59.82%
Risk free interest rate	5.12%	4.58%

Total stock-based compensation recognized on the Company’s consolidated statements of income for the three and six months ended June 30, 2007, and 2006, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$196	$299	$459	$566
Selling, general and administrative	324	487	594	862

Total	$520	$786	$1,053	$1,428

Activity under the stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2006	5,255	12.058
Granted	211	6.6067
Cancelled	(111)	15.5674
Exercised	(40)	4.0028

Balances at June 30, 2007	5,315	11.7793

At June 30, 2007, the total aggregate intrinsic value of options outstanding and of options exercisable was $6.2 million. The weighted average fair value of options granted during the three and six months ended June 30, 2007 were $3.52 and $3.37, respectively, and $4.84, and $5.29, for the three and six month periods ended June 30, 2006, respectively. The weighted average remaining term of options exercisable at June 30, 2007 is 6.13 years. As of June 30, 2007, the Company had stock-based compensation expense of $3.1 million related to nonvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 1.98 years. The following table depicts the population of stock options at range of exercise prices outstanding at June 30, 2007:

(Shares in thousands)	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.05—2.050	150	7.11	$2.050	107	$2.050
$2.100—2.280	658	7.00	$2.274	489	$2.274
$2.360—2.890	482	7.12	$2.512	241	$2.555
$2.950—3.250	542	6.87	$3.235	420	$3.235
$3.480—4.740	434	7.03	$4.317	327	$4.275
$5.310—5.550	579	9.25	$5.546	111	$5.547
$5.570—8.250	534	7.82	$6.731	274	$6.976
$8.560—8.600	113	8.75	$8.561	29	$8.562
$8.860—8.860	546	8.25	$8.860	228	$8.860
$9.010—75.250	1,277	4.43	$33.939	1,210	$35.250

	5,315	6.88	$11.779	3,436	$15.180

Note 8 – Disclosures About Segments of an Enterprise

The Company has two reportable segments: blood safety programs and immunotherapies. The blood safety segment primarily comprises development and commercialization of the INTERCEPT Blood Systems. The immunotherapies segment primarily comprises research and development of vaccines using the Company’s Listeria and Killed But Metabolically Active, or, KBMA platforms. The accounting policies of the reportable segments are the same as those under which the Company’s financial statements are prepared. There are no transactions between reportable segments.

The Company’s senior management does not evaluate segment results below operating income (loss) from each reportable segment and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. For the periods presented, revenue from Baxter, BioOne and the units of the United States Department of Defense (“Armed Forces”) are included in blood safety programs, and revenue from MedImmune and the Armed Forces are included in immunotherapies. Segment information for the three and six months ended June 30, 2007, and 2006, is presented below (in thousands):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Revenue	Operating Loss	Revenue	Operating Loss
Blood safety programs	$3,222	$(5,786)	$5,474	$(11,068)
Immunotherapies	1,292	(3,675)	3,738	(6,289)

Totals	$4,514	$(9,461)	$9,212	$(17,357)

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Revenue	Operating Loss	Revenue	Operating Loss
Blood safety programs	$4,967	$(2,254)	$9,387	$(2,853)
Immunotherapies	1,493	(3,686)	4,071	(6,069)

Totals	$6,460	$(5,940)	$13,458	$(8,922)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2006 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized during the three months ended March 31, 2005, and receipt and recognition of an at-risk milestone during the three months ended December 31, 2006, we have been unprofitable since inception and, as of June 30, 2007, had an accumulated deficit of approximately $336.1million. Except for the platelet and plasma systems, for which the European Union approved issuance of CE marks, all of our product candidates are in the research and development stage.

We re-entered Phase I human clinical trials in the United States for the red blood cell system in the late summer of 2006 and we initiated a Phase I clinical trial for CRS-100, a product candidate employing our attenuated Listeria technology platform, in 2006 after the FDA approved our earlier IND filing. To date, our primary source of revenue has been from milestone and development contracts and collaborative agreements and grants from U.S. government agencies, including the U.S. Armed Forces and the National Institutes of Health, or NIH. We have recognized modest European product revenues from the sale of our platelet and plasma systems, the latter of which was launched on a limited basis at the end of 2006. We anticipate continued growth of our product revenue as we penetrate European markets and more fully launch our plasma system. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities on our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products or substantial market penetration of existing products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Through December 31, 2006, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from an ongoing development agreement with MedImmune and commercialization agreements with BioOne, as well as from grants and cooperative agreements from the Armed Forces and the NIH. Under the agreements with MedImmune and BioOne, we have received up-front license payments, at-risk milestone payments and development funding and may receive additional at-risk milestone payments and royalties on future product revenue. Up-front payments received under the agreements with MedImmune and BioOne were deferred upon receipt and recognized as revenue over our required performance period. At June 30, 2007, we no longer had any remaining deferred revenues or performance obligations under our current agreements with MedImmune or BioOne.

As of June 30, 2007, we had cumulatively received $1.5 million of non-refundable up-front and at-risk milestone payments from MedImmune under the terms of our agreement, consisting of a $1.0 million non-refundable up- front payment and a $0.5 million at-risk milestone payment, and had received a total of $1.5 million in development funding for cost reimbursement. In accordance with our revenue recognition policy, we deferred the up-front payment upon receipt and recognized the related revenue ratably over the period of our performance. We received the at-risk milestone payment upon selection of a candidate strain to move into late-stage preclinical development and recognized the revenue associated with the payment upon receipt as we had no further substantial performance obligations under the agreement. As of June 30, 2007, we have no further development commitments under the current agreement with MedImmune. On June 8, 2007, we were notified by MedImmune of their intention to terminate our agreement, effective September 2007.

As of June 30, 2007, we have received a total of $29.5 million in cash payments and equity securities from BioOne for up-front and at-risk milestone payments. Of the $29.5 million, $15 million related to up-front cash payments which we deferred upon receipt and recognized over the period of our required performance. The remaining $14.5 million we received from BioOne was composed of $5.0 million worth of equity in BioOne for an up-front payment, $5.0 million worth of BioOne equity for payment upon receipt of the CE mark for the plasma system, and $4.5 million cash payment upon receipt of the CE mark for the plasma system. We determined the value of BioOne equity we received by comparing the price of the shares we received to concurrent third-party investor participation in the BioOne equity offerings. During the three months ended June 30, 2007, we were notified that BioOne was seeking equity financing from institutional and corporate investors, and expected to close the equity financing during the third quarter of 2007. Subsequent to June 30, 2007, BioOne received equity financing from institutional and corporate investors at a price per share below our carrying value. We did not participate in this equity offering. As a consequence, we recorded a $9.5 million non-cash impairment charge on the carrying value of our interest in BioOne equity during the three months ended June 30, 2007. Our investment in BioOne, which had been recorded at $11.2 million as of March 31, 2007, and is included in long-term investments in related party on our balance sheets, has been written down to $1.7 million as of June 30, 2007. However, to the extent that the criteria used to support the carrying value of the investment at June 30, 2007, deteriorates further, we will need to reassess the recorded basis of our investment in BioOne. The at-risk milestone payments received were recognized upon receipt as we had completed our substantial performance obligations under the agreement with BioOne. The up-front payments we received were deferred upon receipt and recognized as revenue over the period with which we had performance obligations for development. Our performance obligations for development with BioOne ended in December 2006. As such, for the three months ended June 30, 2007, we did not recognize any revenue and do not have any remaining deferred revenues associated with our BioOne agreements. During the three and six months ended June 30, 2006, we recognized $3.4 million and $6.9 million in revenue from our BioOne agreements.

We also have entered into cooperative agreements with the Armed Forces and received grants and contracts from the NIH to conduct certain research and development activities. These cooperative agreements and grants are related to both our blood safety and immunotherapy and infectious disease platforms. The following table summarizes the revenues recognized from government grants and cooperative agreements and the programs which the revenues related for the three and six months ended June 30, 2007, and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentage)	2007	2006	2007	2006
Blood Safety	$1,550	$—	$2,615	$382
Immunotherapy	1,163	1,480	3,609	3,800

Total revenue	$2,713	$1,480	$6,224	$4,182

Effective February 1, 2006, we entered into a new agreement with Baxter related to the INTERCEPT Blood System. Under terms of the February 2006 agreement, we gained worldwide rights to the INTERCEPT platelet and plasma systems previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. We previously acquired worldwide commercialization rights for the red blood cell system from Baxter. Beginning in 2007, we pay Baxter royalties on product revenue, at a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system. This royalty structure replaces the terms of previous agreements with Baxter under which we had received a defined share of the gross profits from product revenue. Under the terms of the February 2006 agreement, Baxter agreed to supply certain transition services to us through 2006 at our expense, including regulatory, technical and back-office support, and to conduct certain continued development efforts relating to the plasma system at its expense. Baxter also agreed to manufacture systems for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and components through December 31, 2009, and agreed to supply only very limited types of components for the prototype of the red blood cell system. On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company (renamed Fenwal, Inc.). Baxter has informed us that Fenwal has assumed Baxter’s obligations under our agreements with Baxter.

As a result of the February 2006 agreement with Baxter, we recorded net gains and deferred gains in excess of $6.5 million and also repaid the $4.5 million promissory note plus accrued interest owed to Baxter Capital that had originally been due in December 2006. At December 31, 2006, we had $0.6 million in remaining deferred gains, all of which are associated with payments made to vendors by December 31, 2006, in support of INTERCEPT commercialization efforts. During the six months ended June 30, 2007, we recognized the remaining deferred gain as vendors completed delivery of the prepaid services.

Under the terms of the February 2006 agreement, we are responsible for the development and commercialization of the platelet and plasma systems, except in parts of Asia. We expect that our spending over the next year in support of research, development and commercialization of the platelet and plasma systems will be in excess of the contribution from product revenue to customers and from milestone payments and development funding for such programs from BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of clinical trials and device development of our red blood cell system, as well as the preclinical and early stage clinical development of our immunotherapy programs in both cancer and infectious disease.

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

•

Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Effective January 1, 2007, Financial Accounting Standards Board

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not have a significant impact on us. We continue to carry a full valuation allowance on all of our deferred tax assets. There can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three and Six-Month Periods Ended June 30, 2007, and 2006

Revenue.

	Three months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Government grant and cooperative agreements	$2,713	$1,480	$1,233	83%
Product revenue	1,671	776	895	115%
Milestone and development revenue	130	4,204	(4,074)	(97)%

Total revenue	$4,514	$6,460	$(1,946)	(30)%

Revenue from government grants and cooperative agreements increased 83% to $2.7 million for the three months ended June 30, 2007, from $1.5 million for the comparable period in 2006. The increase was due primarily to higher levels of reimbursed activities performed by us and reimbursed by the blood safety and immunotherapy awards throughout 2007. We no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by the Small Business Administration. As a result, we will not be eligible to apply for any new grants for which only small businesses are eligible.

During the three months ended June 30, 2007, we recognized $1.7 million of product revenue mainly from sales of the INTERCEPT Blood System for platelets in Europe. Prior to the February 2006 agreement with Baxter, product revenue represented our share of platelet system gross profits; subsequent to February 1, 2006, product revenue represents all of the INTERCEPT Blood System revenues. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

During the three months ended June 30, 2007, we did not recognize any development funding revenue from our collaborative partners. During the three months ended June 30, 2006, we recognized $4.2 million in milestone and development funding revenue. The decrease was due primarily to revenue recognized in the first quarter of 2006 from up-front consideration received from BioOne in June 2005, which was initially deferred and was recognized ratably through 2006. At January 1, 2007, we did not have any remaining deferred revenue from our current agreements with BioOne or MedImmune. In addition, as of January 1, 2007, we no longer receive development funding for cost reimbursement from either Baxter or MedImmune. During the three months ended June 30, 2006, we recognized $0.8 million in cost reimbursement development funding for the plasma system from Baxter under the February 2005 agreements. We have no further development obligations under our existing agreements with BioOne or MedImmune. On June 8, 2007 MedImmune notified us of their intention to terminate the agreement effective September 2007. We do not expect significant revenues to be generated from BioOne until such time as BioOne may successfully commercialize the products licensed from us, which we expect will be no earlier than 2009, if ever.

	Six months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Government grant and cooperative agreements	$6,224	$4,182	$2,042	49%
Product revenue	2,858	1,255	1,603	128%
Milestone and development revenue	130	8,021	(7,891)	(98)%

Total revenue	$9,212	$13,458	$(4,246)	(32)%

Revenues decreased by $4.2 million to $9.2 million for the six months ended June 30, 2007, from $13.5 million for the comparable period in the 2006. The decrease in revenue was primarily due to at-risk milestone revenue recognized during the six months ended June 30, 2006 from our plasma agreements with BioOne. We received the $5.0 million payment in 2005 and recognized the amount ratably over the period of plasma system development, ending in December 2006. Partially offsetting this decrease in revenue was increased product revenue due to higher volumes of disposable kits of our INTERCEPT product, as well as an increase in development funding cost reimbursements from our government grants.

Cost of Product Revenue

Prior to the February 2006 agreement with Baxter, we did not record cost of product revenue or gross margins from product revenue. Subsequent to the February 1, 2006, effective date of the agreement, our cost of product revenue primarily consists of the cost of the INTERCEPT Blood System inventory sold. Inventory is accounted for on a first-in, first-out basis.

	Three months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Cost of product revenue	$1,067	$281	$786	280%

Cost of product revenue increased by $0.8 million, to $1.1 million during the three months ended June 30, 2007, from $0.3 million the comparable period in the prior year. The increase in cost of revenue was primarily due to a higher number of platelet system sets sold during the three months ended June 30, 2007. In addition, effective January 1, 2007, we became solely responsible for supply chain costs, including warehouse and order fulfillment costs, and in some instances these costs were higher in the three months ended June 30, 2007, than those costs incurred during the same period in 2006. During the three months ended June 30, 2006, Baxter performed these services as a component of the February 2006 agreement. These results may not be indicative of future costs of product revenue or gross margins. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume, royalties that will be owed to Baxter on platelet and plasma system sales, and as we perform or utilize third-party service providers for supply chain services.

	Six months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Cost of product revenue	$1,891	$464	$1,427	308%

Cost of product revenue increased by $1.4 million to $1.9 million during the six months ended June 30, 2007 from $0.5 million during the comparable period in the prior year. The increase in revenue was primarily due to a higher number of platelet system sets sold over the respective time periods. These results may not be indicative of future costs of product revenue or gross margins. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume, royalties that will be owed to Baxter on platelet and plasma system sales, and as we perform or utilize third-party service providers for supply chain services.

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

	Three months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Research and development expenses	$6,757	$7,977	$(1,220)	(15)%

Research and development expenses decreased by $1.2 million to $6.8 million for the three months ended June 30, 2007, from $8.0 million for the comparable period in 2006. Of our total research and development costs incurred, non-cash stock based compensation represented $0.2 million for the three months ended June 30 2007 and $0.3 million for the comparable period in 2006.The decline in our research and development expenses was primarily due to completion of development efforts surrounding our plasma system for which we received CE mark approval in late 2006.

Our total research and development costs included $3.6 million for our blood safety programs and $3.2 million for our immunotherapy programs for the three months ended June 30, 2007, and $4.7 million for our blood safety programs and $3.3 million for our immunotherapy programs for the comparable period in 2006.

	Six months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Research and development expenses	$13,205	$14,615	$(1,410)	(10)%

Research and development expenses decreased by $1.4 million to $13.2 million for the six months ended June 30, 2007, from $14.6 million for the comparable period in 2006. Of our total research and development costs incurred, non-cash stock based compensation represented $0.5 million for the six months ended June 30 2007 and $0.6 million for the comparable period in 2006. The decline in our research and development expenses is primarily due to the completion of development efforts surrounding our plasma system, for which we received CE mark in late 2006.

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

Selling, General, and Administrative Expenses.

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts underway in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Selling, general, and administrative	$6,151	$4,142	$2,009	49%

Selling, general, and administrative expenses increased by $2.0 million to $6.2 million for the three months ended June 30, 2007, from $4.1 million for the comparable period in 2006. Of the $6.2 million and $4.1 million of selling, general and administrative expenses recognized during the three months ended June 30, 2007 and 2006, respectively, $0.3 million and $0.5 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the increase in selling, general and administrative from the three months ended June 30, 2006, was principally attributable to costs incurred in establishing and expanding our operations in Europe, including increases in salaries and related personnel costs, and legal, accounting, and marketing expenses.

	Six months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Selling, general, and administrative	$11,473	$7,301	$4,172	57%

Selling, general, administrative expenses increased by $4.2 million to $11.5 million for the six months ended June 30, 2007 from $7.3 million for the comparable period in 2006. Of the $11.5 million and $7.3 million in selling, general, and administrative expenses incurred during the six months ended June 30, 2007, and 2006, respectively, $0.6 million and $0.9 million was due to non-cash stock based compensation recognized during the respective periods. The increase in selling, general, and administrative expenses form the six months ended June 30, 2006 was due to costs incurred in establishing and expanding our operations in Europe. We anticipate continuing to increase selling, general, and administrative spending to achieve commercial sustainability and further market penetration of our INTERCEPT Blood Systems.

Impairment of long-term investment in related party

	Three an Six months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Impairment of long-term investment in related party	$9,450	$—	$9,450	—%

We recorded an impairment to the carrying value on our investment in BioOne of $9.5 million during the three months ended June 30, 2007. The impairment represents the difference in our carrying value of the BioOne shares and the fair value of those same shares as a result of BioOne’s July 2007 equity financing. If the assumptions we have used to determine the fair value of our investment in BioOne deteriorate further, or if BioOne’s business deteriorates, we will reassess the fair value of our investment which may result in additional impairment charges.

Interest Income(Expense) and Other, Net

Interest Income (Expense) and Other, net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Interest income (expense) and other, net	$996	$868	$128	15%

Net interest income (expense) and other, net was $1.0 million for the three months ended June 30, 2007, compared to $0.9 million during the comparable period in 2006. Interest income was $1.0 million and $0.3 million for the three months ending June 30, 2007, and 2006, respectively.

	Six months ended June 30,		Change
(in thousands, except percentage)	2007	2006
Interest income (expense) and other, net	$2,084	$2,921	$(837)	(29)%

Interest income and other, net decreased to $2.1 million for the six months ended June 30, 2007 from $2.9 million for the same time period in the prior year. Interest income was $2.1 million and $1.2 million during the six months ended June 30, 2007, and 2006, respectively. During the six months ended June 30, 2006, we recognized non-recurring non-operating gains of $1.8 million in connection with our February 2006 agreement with Baxter. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. In March and December 2006, we completed public offerings of our common stock, which resulted in increased cash, cash equivalent and short-term investment balances. We invested these proceeds in marketable securities pursuant to our investment policy, and generally hold such investments until such time as we liquidate them to meet an operating cash need.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne, MedImmune and others, United States government grants and cooperative agreements, contribution from product revenues in excess of cost of product revenues, and interest income.

At June 30, 2007, we had cash, cash equivalents and short-term investments of $74.4 million. Net cash used in operating activities was $19.0 million for the three months ended June 30, 2007, compared to $7.8 million for the same period in 2006. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably increases in accounts receivable and inventory balances. Net cash provided by investing activities during the six months ended June 30, 2007, was $5.7 million compared to $20.1 million from the same period in 2006. The decrease was primarily due to a larger number of maturities of short-term investments in 2006 and an increase in short term investment purchases during the six months ended June 30, 2007. Net cash provided by financing activities during the six months ended June 30, 2007, was $0.3 million, compared to cash provided by financing activities of $38.5 million for the same period in 2006, due to the issuance of 5,175,000 shares of common stock in a public offering in March 2006, providing net proceeds of $42.4 million, offset by the repayment of a loan from Baxter Capital of $4.5 million plus accrued interest. Working capital decreased to $74.0 million at June 30, 2007, from $87.9 million at December 31, 2006, primarily due to lower cash, cash equivalents and short-term investments.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements through at least 2008. These near-term capital requirements are dependent on various factors, including the progress and costs of development and commercialization of the INTERCEPT Blood System, a possible transaction involving our immunotherapy business, payments from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will be dependent on these factors and on our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, our ability to consummate a transaction involving our immunotherapy business, potential partnering agreements, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds of $45.3 million under the shelf registration statement. In December 2006, we completed a registered direct offering of 3,903,952 shares of common stock with gross proceeds of $26.1 million under the shelf registration.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from June 30, 2007
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Minimum purchase requirements	2,576	720	1,856	—	—
License fees and sponsored research	382	382	—	—
Operating leases	2,880	679	2,201	—	—

Total contractual cash obligations	$5,838	$1,781	$4,057	$—	$—

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains and losses on our short term investments were nominal at both June 30, 2007 and December 31, 2006. Our investments primarily consist of short-term money market mutual funds, general corporate obligations notes, United States government obligations and commercial paper. Of our cash, cash equivalent, and short-term investments balance of $74.4 million at June 30, 2007, approximately 12% have original maturity dates of less than 90 days, and approximately 42% have original maturities of 90 days to one year and 46% have original maturities in excess of one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and the consistent yields we have experienced and anticipate experiencing across our portfolio, regardless of maturity date. We do not believe our unrealized losses reflect more than a temporary decline in value of our marketable securities held.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of June 30, 2007, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting. During the six months ended June 30, 2007, we implemented internal controls relating to inventory management, product revenue, cash collections, and reporting. The implementation of these controls is a direct result of the cessation of administrative transition services that Baxter had been performing for us through December 31, 2006, as required under our February 2006 Commercialization Transition Agreement with Baxter. Our internal controls relating to inventory management, product revenue, cash collections, and reporting are designed to provide reasonable assurance that our financial statements are properly stated and are in accordance with accounting principles generally accepted in the United States.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk Factors

Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report. There may be additional risks faced by our business. All references to “Baxter” in these Risk Factors should be read, as to future contingencies, to include Fenwal or any other assignee of Baxter’s obligations under our agreements.

The INTERCEPT Blood System may not achieve broad market acceptance.

We may encounter governmental and blood banking community resistance to commercial adoption. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products. There is some volume loss in the yield of blood products as a result of our pathogen inactivation process. In addition, our platelet system process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. If the volumetric reduction of blood product leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system product. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may limit their acceptance. In addition, our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance.

For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply, such as the INTERCEPT Blood System. Our products may require significant changes to our potential customers’ blood component collection methods, space and staffing requirements and potential customers may not believe that the benefits of using the INTERCEPT Blood System justify their additional cost. If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT Blood System-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to a shortcoming of the INTERCEPT Blood System, customers may refrain from purchasing the products.

Market acceptance of our products may also be affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we will have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. It is difficult to predict the reimbursement status of newly approved, novel medical device or biopharmaceutical products. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There also have been proposals in the United States, at both the Federal and state government level, to implement such controls. The widespread adoption of managed care in the United States has also placed pressure on the pricing of medical products. These pressures can be expected to continue and may limit the prices we can obtain for our products.

Product revenue in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products, nor are we prioritizing seeking such approval. Deferring pursuit of regulatory approval of the INTERCEPT Blood System in the United States due to strategic priorities favoring Europe may have adverse consequences on market acceptance of the INTERCEPT Blood System globally. If the INTERCEPT Blood System products fail to achieve market acceptance, we may never become profitable.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nation’s blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service, where general cost containment pressures have delayed consideration of the INTERCEPT Blood System to date. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a blood center-by-blood center basis, but depend on both local and centralized regulatory approvals. While the platelet system has received in-country regulatory approval in France, adoption has been delayed as an initial national tender contract was negotiated with the EFS. In-country regulatory approval in France for the plasma system was obtained in early 2007. However, adoption was delayed until publication of approval in the French official journal and continues to be subject to national budgetary limitations. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

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

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. In addition, we may be required to obtain approval from the Food and Drug Branch of the California State Department of Health for any product manufacturing by us in California, including clinical trial use. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all.

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. Before entering human clinical trials, product candidates in our immunotherapy programs beyond CRS-100 likely will be subject to review by the Recombinant DNA Advisory Committee, or RAC, of the NIH, which could delay initiation of clinical trials. The RAC has reviewed preclinical data and the design of proposed clinical trials with respect to CRS-207 and suggested changes we have incorporated into our proposed clinical trial protocol, which will add both cost and complexity to clinical development of that product candidate.

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

We were required to obtain a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, by May 2007 and will need to do so every five years thereafter. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France, Germany, Switzerland and England, to market our products. In addition, our customers in many countries must obtain regulatory approval to sell blood components treated with the INTERCEPT Blood System. Our customers may lack the resources or capability to obtain such regulatory approvals. We may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product revenue and profitability.

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

Preclinical testing and clinical trials involving our immunotherapy product candidates are long, expensive and uncertain processes. We have only recently begun Phase I human clinical testing of our Listeria platform technology and we have not yet begun testing of our KBMA platform technology in humans. Preclinical results in animals and in vitro testing we have conducted to date with our two immunotherapy platform technologies may not translate to demonstration of safety and efficacy in human clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advancing stages of clinical trials, even after promising results in earlier preclinical and clinical trials. In addition, regulators and investigators may impose more stringent, time consuming and expensive clinical trial requirements than we might otherwise choose to pursue as a precondition to proceeding with clinical testing. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. We may be required to monitor patients who receive certain of our immunotherapy product candidates for the rest of their lives, which would add to the cost and complexity of our clinical trials.

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

Except for the INTERCEPT platelet and plasma systems, which have received CE mark approval and regulatory approval in certain countries in Europe, we have no products that have received regulatory approval for commercial sale and are being marketed. Our product candidates are in various stages of development, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes before the FDA and international regulatory authorities can approve them for commercial use. We must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

In 2002, the platelet system received CE mark approval in Europe. We will need to complete validation studies and obtain regulatory approvals and gain national reimbursement in certain European countries before we can market our products in those countries. We expect that further randomized clinical trials funded by a third party will be conducted in the Netherlands. We also expect to conduct many smaller scale experience studies at our expense with prospective customers in a number of European countries. In certain countries, including Germany and Switzerland, the system must be approved for purchase or use by a specific governmental or quasi-governmental entity or entities, such as the Paul Ehrlich Institute in Germany and SwissMedic in Switzerland. In France, the platelet and plasma systems have been approved for use by blood centers; however, we do not expect to sell the platelet and plasma systems broadly to commercial customers until larger contracts, or an expansion of the existing tender, to supply the INTERCEPT platelet and plasma systems have been negotiated with the EFS. We may be required to obtain separate regulatory approval for Intersol, a proprietary platelet storage solution manufactured by Fenwal, in the United States and in countries which do not recognize CE mark approval before we would be allowed to sell Intersol unbundled from the platelet system to customers in those countries.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. Based upon further discussions with the FDA following submission of that report, we continue to expect that the FDA will require an additional, significantly larger Phase III clinical trial to evaluate the hemostatic efficacy and safety of the platelet system, using the Company’s final commercial product design, as compared to conventional platelets. We also understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events, and that an additional Phase III trial would have to be designed to demonstrate no greater frequency in the incidence of such adverse events relative to a control group on a statistically significant basis. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. The additional Phase III clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. The FDA may not find the data from any additional clinical trials to be acceptable for approval. Before we begin an additional clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study or we may conclude that the cost of such a study is unacceptable or logistically unachievable.

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

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibody reactivity to red blood cells treated with the INTERCEPT red blood cell system in two patients, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results to date from these additional research activities and after consulting with regulatory authorities, we initiated a new Phase I trial in 2006 in the United States using a modified red blood cell system before potentially progressing to later-stage clinical trials. We utilized a manual processing system in the Phase I trial, which system is not in a commercially feasible form. Results of the Phase I trial suggest that the modified process in combination with a conventional additive solution results in conditions not suitable for long-term storage of red blood cells treated with the INTERCEPT system, adversely impacting their lifespan. Consequently, we will likely continue with Phase I studies to optimize the red blood cell system by investigating alternate additive solutions in combination with other changes to the process. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials and while those clinical trials are being conducted, including determining the appropriate design of additional Phase I or subsequent Phase II clinical trials, if deemed necessary, and Phase III clinical trials, and developing a commercially feasible red blood cell system, including disposables, hardware and software for implementing the process in blood collection centers. These development initiatives may be costly and time consuming. Even if the project proceeds on course, we would not expect to initiate a Phase III trial for our red blood cell system prior to 2009. A delay in completing such activities could result in a delay in the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program.

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

•

We must develop, build and manage marketing, sales, distribution, customer service and back office functions necessary to support commercialization of the INTERCEPT Blood System in Europe. Historically, we had a small scientific affairs group that helped support Baxter’s European sales and marketing organization; however, we did not maintain our own independent sales and marketing organization. We may be unable to maintain existing customer relationships established by Baxter as we take on responsibility for sales, marketing and customer service. Beginning in early 2006, we began to recruit a small European organization dedicated primarily to selling and marketing the platelet system and more recently, the plasma system, in Europe. We may be unable to recruit suitable sales, marketing, regulatory, and quality assurance personnel on a timely basis, if at all, or retain such personnel thereafter. We also need to continue developing distribution, customer service, and back office capabilities either internally or by contracting with third parties, which we may be unable to accomplish on a timely basis or affordably maintain thereafter. In addition to adding sales and marketing capabilities, we have needed to develop appropriate inventory and logistics management, receivables and collections, foreign exchange, risk management, human resources, information and quality systems capabilities. Generally, such capabilities must be built in compliance with European standards and practices, with which we have little experience. We also have had to develop customer service capabilities to insure uninterrupted supply, timely calibration and servicing of UVA illuminators, and appropriate and timely resolution of customer complaints. Our platelet system has been validated in stability studies to have a two year shelf life, while the plasma system currently has a one year shelf life, subject to possible extension pending acceptable outcomes of ongoing stability studies. We may be unable to ship product to customers out of our inventory prior to the expiration of the product’s shelf life, which would require that we destroy the outdated inventory at our expense. We may be unable to operate a European organization effectively and efficiently, even after Cerus Europe B.V. is fully staffed. Developing sales, marketing and operational capabilities ourselves will increase our costs and may delay commercialization of our pathogen inactivation systems.

•

We must develop regulatory capabilities for clinical-stage and Phase IV trials involving the INTERCEPT Blood System globally. As a consequence of our February 2006 agreements with Baxter, we have taken on worldwide responsibility for regulatory activities regarding the INTERCEPT Blood System, except in territories covered by our agreement with BioOne for the platelet and plasma systems. We lack the experience and resources to obtain such approvals without contracting with third parties or adding more internal resources to our regulatory group, which would add to our costs and may delay commercialization in such countries. Failure to do so may slow the rate of sales of the platelet system or delay the launch of our plasma system. We need additional resources to support regulatory activities and post-approval trials relating to these products. We may not have adequate internal resources and capabilities to manage Phase IV and post-approval trials and to respond appropriately to possible customer complaints or required regulatory reporting of adverse events arising from the use of the platelet system. We will need to increase our regulatory and trial management resources or contract with independent regulatory consultants, which we may be unable to do on a timely basis. Adding regulatory and trial management resources will result in increased costs and may potentially delay regulatory filings. Delays or inabilities to complete regulatory filings and obtain approvals will also delay or prevent us from being able to recognize sales of our products and attaining profitability.

We will continue to rely on Fenwal for manufacturing and supplying components of our platelet and plasma systems for a limited period of time. Over a longer period, we will need to identify, select and qualify third party sources of supply for the INTERCEPT Blood System, including the INTERCEPT red blood cell system.

•

Baxter has sold its Transfusion Therapies business unit and, under that agreement, the buyer will assume Baxter’s manufacturing obligations to Cerus. On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal Inc. We have been informed by Baxter that Fenwal has assumed Baxter’s obligations to us under the manufacturing agreement. However, Fenwal may fail to manufacture an adequate supply of components, Intersol additive solution or devices of the INTERCEPT Blood System, which would subject us to the risks described above. Certain components of the INTERCEPT Blood System are currently manufactured or assembled at facilities not owned by Fenwal. Under our agreements, Fenwal will continue to be obligated to supply illuminators, disposable kits and the Intersol additive solution associated with the platelet and plasma systems to us generally through 2008 and for certain components through 2009. Failure to supply an adequate supply of components or devices of the INTERCEPT Blood System, would subject us to the risks described above. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below.

•

We rely on third parties for manufacturing and supplying components of our platelet and plasma systems. Under the terms of our agreements and subsequent to its assumption of Baxter’s obligations, Fenwal is currently responsible for manufacturing and supplying illuminators and disposable kits associated with the platelet and plasma systems for commercial use through 2008 and certain components of the platelet and plasma systems through 2009. Fenwal may be unable to manufacture or supply adequate quantities of platelet or plasma systems to meet demand, which may damage our customer relationships. We will also be dependent on Fenwal to transfer know-how relevant to the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal or Baxter. We may be unable to establish alternate sources of supply to Fenwal without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review, which would delay our ability to commercialize the platelet and plasma systems. If Fenwal fails to manufacture an adequate supply of components or devices within quality specifications, we may be unable to supply products to our customers. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Any delay in the availability or disruption in supply from Fenwal of devices, components or Intersol, a proprietary platelet storage solution manufactured by Fenwal, could delay further regulatory approvals, market introduction and subsequent sales of the systems. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal is uncertain, we may choose to build inventories of raw materials or work-in-process components, which would consume capital resources and may cause our supply chain to be less efficient. We have recently contracted directly with third-party suppliers of certain components to the platelet and plasma systems which Fenwal had used historically in an effort to make the supply of components more reliable, though doing so will increase our investment in inventory. Suppliers of these components may not meet quality specification we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Fenwal manufactures our platelet and plasma systems in facilities that are not FDA-approved. Our agreements do not require Fenwal to validate these manufacturing facilities with the FDA. In order to be sold in the United States, our systems would be required to be manufactured in an FDA-approved facility. FDA validation of a manufacturing facility, whether owned by Fenwal or by another party, will be costly and time-consuming.

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

Because the INTERCEPT Blood System products have not been manufactured on more than a limited commercial scale, we face manufacturing uncertainties that could limit their commercialization. If our third-party manufacturers fail to produce our products or compounds satisfactorily, at acceptable cost and in sufficient quantities, we may incur delays, shortfalls and additional expenses, which may in turn result in permanent harm to our customer relations.

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

The system disposables and instruments of our red blood cell system that we used in our preclinical studies and clinical trials in the United States historically and those we are now using in our new Phase I red blood cell trial are prototypes of systems to be used in the final products. As a result, we expect regulatory authorities will require us to perform additional preclinical and clinical studies using the commercial versions of the systems to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial products’ design, which may increase our expenses and delay the commercialization of our products. We are testing a new additive solution used in connection with the red blood cell system to improve the lifespan of treated red blood cells. In vitro studies of red blood cell lifespan may not be indicative of performance in humans. Additional early-stage trials will be necessary to determine whether our modifications, including this new additive solution, may lead to a product candidate with acceptable commercial characteristics. If so, we would be required to manufacture this customized additive solution and gain market acceptance of the solution as part of the red blood cell system. If we fail to develop commercial versions of the INTERCEPT red blood cell system on schedule, our potential revenue would be delayed or diminished and our competitors may be able to bring products to market before we do.

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

Baxter and we have licensed to BioOne rights to commercialize the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in those countries. We understand Fenwal has assumed the rights and obligations of Baxter with regard to Baxter’s agreements with BioOne. We also understand that Fenwal does not intend to maintain its CE mark registration for the platelet system after it expires in mid-2007, nor does Fenwal intend to apply for a CE mark for the plasma system. BioOne is dependent on Fenwal for the manufacture and supply of the platelet and plasma systems. BioOne may be unable to qualify the platelet and plasma systems for sale in certain countries in its territory in the absence of CE marks being held by Fenwal, even if CE marks are held by us.

BioOne has made only limited progress to date in commercializing the platelet and plasma systems in Asian territories. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are dependent on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require our platelet and plasma systems to be widely adopted commercially in Europe or approved by the FDA before the platelet and plasma systems are considered for approval in Japan, which would delay or prevent BioOne from achieving significant product revenue. We understand that BioOne will need to raise additional capital in order to fund its operations. There is no assurance that BioOne will be able to attract additional required capital to successfully commercialize those products licensed from Baxter and us. BioOne may not be successful in commercializing the platelet and plasma systems in its Asian territories or may raise equity capital at a valuation lower than that our carrying value, in which case the value of BioOne’s equity likely would decline and may give rise to a further impairment on the carrying value of our interest in BioOne equity.

Our vaccine programs are in an early stage of development.

Our vaccine programs are in an early stage of development and there is a high risk of failure. We will be required to perform extensive preclinical and clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain. Failure to demonstrate the safety or efficacy of a product candidate in preclinical studies or clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. Other than CRS-100 being tested in our current Phase I clinical trial, no product candidates employing either our Listeria or our KBMA platform technologies have been tested in humans, and preclinical data in animal studies, from in vitro experiments and data from patients in the first dose cohorts of the Phase I clinical trial for CRS-100, may not be predictive of clinical safety and efficacy once product candidates are tested further in humans. Our immunotherapy product candidates are unlikely to be used as single agents for the treatment of cancer or infectious diseases, but rather in combination with other drugs and treatment regimens. Testing our vaccines in combination with other drugs and treatment regimens in clinical trials will introduce additional clinical, timeline and regulatory risks and complexities, including added expense, delay in conducting clinical trials and uncertain regulatory requirements.

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

Because our vaccine candidates use novel platforms, the FDA or foreign regulators may require studies that we have not anticipated. We may be required to monitor patients enrolled in clinical trials for certain of our products throughout their lifetimes, which would add both cost and complexity to such clinical trials. In addition, we have contracted with third-party manufacturers to produce our vaccines for research, preclinical and clinical testing. We have manufactured CRS-100 for toxicology studies and Phase I clinical trials, but have not engaged in scale-up of the manufacturing process or the development of a commercial formulation. We also rely on third parties to conduct aspects of preclinical and clinical development on our behalf, including contract manufacturing and research services. These third parties may encounter delays, over which we have significantly less control than research and development activities performed in-house, or experience unexpected results. We may experience numerous unforeseen events during, or as a result of, the preclinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

Our ability to successfully develop cancer and infectious disease products is dependent in part on being able to attract and retain partners and collaborators, as well as governmental funding sources.

The development and commercialization of product candidates employing our Listeria and KBMA platform technologies will be expensive, lengthy and uncertain. To date, we have relied not only upon internal scientific, development and financial resources, but also upon third parties. We have licensed our Listeria platform to MedImmune for use in developing a product candidate potentially applicable to cancers expressing EphA2, a proprietary antigen owned by MedImmune. On April 12, 2007, MedImmune announced that it was investigating strategic alternatives, up to and including the sale of the company. On June 8, 2007, we were notified by MedImmune that it had elected to terminate our agreement, effective September 2007.

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

Academic and third-party funding we have been awarded to date for early-stage preclinical development of our therapeutic vaccine candidates for hepatitis C and HIV may be inadequate to allow us to demonstrate proof-of-concept of our KBMA Listeria approach as potential stand-alone or combination therapies for these indications. Federal funding in support of our programs to develop prophylactic vaccines against anthrax and tularemia is not expected to lead to substantial commercial opportunities beyond potential biodefense applications, and we cannot be certain that the research conducted into those two infectious diseases will readily translate into applications with greater commercial potential. We may be unable to attract additional external funding to allow us to continue development of these product candidates. Loss of funding from government sources and third parties would require us to reduce the scope of our research and development efforts in immunotherapeutics, narrowing the number of programs to those we could support through internal resources.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International GmbH, are developing or selling commercial pathogen inactivation systems to treat fresh frozen plasma. Navigant Biotechnologies, a wholly owned subsidiary of Gambro Group, is developing a pathogen inactivation system for blood products.

New methods of testing whole blood for specific pathogens have been approved by the FDA and in Europe, as have tests for bacteria in platelets. Continued delays in commercialization of the platelet system in France and Germany may impact our ability to compete with bacterial testing for platelets. Tests have recently been approved to detect West Nile Virus in blood products. Other groups are developing rapid, point-of-care bacterial tests, synthetic blood product substitutes and products to stimulate the growth of platelets. Development and commercialization of any of these or other related technologies could impair the potential market for our products.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and pharmaceutical products. We may be liable if any of our products cause injury, illness or death. Although we will have completed rigorous preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in clinical and preclinical testing could be discovered after a marketing approval has been received. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations would be harmed and we would incur unforeseen losses. We maintain product liability insurance, but do not know whether the insurance will provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

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

Virtually all of our research and development activities and the significant majority of our general and administrative activities are performed in or managed from a single site that may be subject to lengthy business interruption in the event of a severe earthquake. We also may suffer loss of computerized information and may be unable to make timely filings with regulatory agencies in the event of catastrophic failure of our data storage and backup systems.

Virtually all of our research and development activities and the significant majority of our general and administrative activities are performed in or managed from our facilities in Concord, California, which are within an active earthquake fault zone. Should a severe earthquake occur, we might be unable to occupy our facilities or conduct research and development and general and administrative activities in support of our business and products until such time as our facilities could be repaired and made operational. Our property and casualty and business interruption insurance in general does not cover losses caused by earthquakes. While we have taken certain measures to protect our scientific, technological and commercial assets, a lengthy or costly disruption due to an earthquake would have a material adverse effect on us. We have also taken measures to limit damage that may occur from the loss of computerized data due to power outage, system or component failure, or corruption of data files. However, we may lose critical computerized data, which may be difficult or impossible to recreate, which may harm our business. We may be unable to make timely filings with regulatory agencies in the event of catastrophic failure of our data storage and backup systems, which may subject us to fines or adverse consequences, up to and including loss of our abilities to conduct business.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. In 2005, we realized a $22.1 million nonrecurring gain associated with the restructuring of a loan payable in 2005 and, as a result of this gain, we recorded net income of $13.1 million in 2005. At June 30, 2007, we had an accumulated deficit of approximately $336.1 million. Except for the platelet and plasma systems, which have received European Union CE mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product revenue. We may be required to reduce the sales price for our products in order to make them economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution.

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

Our product development programs and product commercialization efforts are capital-intensive. We may need to reduce or stop further investment in specific research and development or sales and marketing activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be economically unfeasible. A product or program may be determined to be uneconomic if the commercial opportunity is insufficient to justify the investment required to develop and market the product or for other reasons. We expect that our spending in support of research, development and commercialization of the platelet and plasma systems will be in excess of contribution from product sales, milestone payments and development funding for such programs from third parties over the next year. We may experience higher than anticipated working capital requirements, if we are unable to collect accounts receivable on a timely basis or choose to maintain safety stocks of inventory of the platelet and plasma systems to mitigate risks of supply shortages. As a result of these factors, further product development and commercialization of the INTERCEPT Blood System may take longer and be more expensive than we previously anticipated. We expect to continue to spend substantial funds for our operations for the foreseeable future. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, payments from collaborators, funding from agencies of the United States government, costs related to creating, maintaining and defending our intellectual property position, regulatory approval and successful commercialization of our product candidates, competitive developments and regulatory factors.

Through June 30, 2007, we had been awarded $41.7 million in funding under cooperative agreements with the Department of Defense, and have received $38.9 million in proceeds from these awards. We also have received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. If we are unable to obtain Federal grant and cooperative agreement funding for future activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

We may be unable to consummate a transaction involving our immunotherapy programs on terms that are acceptable to us. If we are able to consummate a transaction involving our immunotherapy programs, it will likely result in a substantial dilution in our ownership interest in the immunotherapy programs.

On April 26, 2007, we announced that we are exploring strategic alternatives for our cancer and infectious disease immunotherapy programs. We will consider several possible business structures, including partnering some or all of the programs within our immunotherapy business with companies having established programs in immunology or in cancer and infectious disease indications, combining our immunotherapy business with another public or private company, or spinning out the business for an equity interest in a newly-formed immunotherapy company. If we are able to consummate a transaction involving our immunotherapy programs with a newly-formed immunotherapy company, we will likely retain less than a twenty percent ownership in the new company. The value we immediately receive from any such transaction will likely be substantially less than the cumulative expenditures we have made developing our immunotherapy programs. We may be unable to consummate a transaction involving our immunotherapy programs, which would then require that we either fund increased operations internally or curtail operations.

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

Product sales of our blood safety products are typically made in Europe and generally are invoiced to customers in Euros. In addition, we incur operating expenses in foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of Interest (Expense) and other, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2005, to June 30, 2007, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $2.93 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

•	decisions regarding reimbursement and commercial adoption by customers, national blood services or governmental bodies;

•	biological or medical discoveries;

•	technological innovations or new commercial services by us or our competitors;

•	developments concerning proprietary rights, including patents and litigation matters;

•	regulatory developments in both the United States and foreign countries;

•	status of development partnerships;

•	dilution from future issuances of common stock;

•	public concern as to the safety of new technologies;

•	general market conditions;

•	comments made by analysts, including changes in analysts’ estimates of our financial performance; and

•	quarterly fluctuations in our revenue and financial results.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to a vote of, and adopted by, stockholders at the 2007 Annual Meeting of Stockholders on June 4, 2007 (“Annual Meeting”)

1.	Stockholders approved the proposal to elect one (1) director for a three-year term. The vote tabulation is as follows:

Director	Votes For	Votes Withheld
Laurence M. Corash, M.D.	27,902,460	931,560

B.J. Cassin, William R. Rohn., Timothy B. Anderson, Bruce C. Cozadd and Claes Glassell continued to serve as directors after the annual meeting.

2.	Stockholders approved the proposal for the 1999 Equity Incentive Plan, as amended and increased the aggregate number of shares of common stock authorized for issuance under such plan by 600,000 shares. There were 9,150,826 votes for and 8,415,739 votes against, with 15,975 abstentions and 11,251,480 broker non-votes.

3.	Stockholders approved the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm to perform the audit of Cerus Corporation’s financial statements for fiscal year ending December 31, 2007 by a vote of 28,721,535 for and 93,670 against with 18,815 abstentions.

ITEM 5. OTHER INFORMATION

On June 4, 2007, the stockholders, upon the recommendation of the Board of Directors of the Company, approved an amendment to the Company’s 1999 Equity Incentive Plan (the “Plan”). The amendment provides for an increase in the number of shares of the Company’s common stock reserved for issuance under the Plan by 600,000 shares. The foregoing description is qualified in its entirety by the Plan, as amended, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.1(†)	1999 Equity Incentive Plan, as amended to date.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated April 26, 2007
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q),irrespective of any general incorporation language contained in such filing.
(†)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 1, 2007	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.1(†)	1999 Equity Incentive Plan, as amended to date.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated April 26, 2007
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q),irrespective of any general incorporation language contained in such filing.
(†)	Filed herewith.