Form 10-Q
period 2007-09-30
CERUS CORP
filed 2007-10-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 19, 2007, there were 32.0 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands)

	September 30, 2007 (Unaudited)	December 31, 2006 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,986	$46,287
Short-term investments	31,049	47,129
Accounts receivable	6,876	5,279
Inventories	3,943	1,833
Prepaid and other current assets	1,439	2,215

Total current assets	81,293	102,743
Non-Current assets:
Property and equipment, net	1,397	1,627
Long-term investment in related party	1,832	11,175
Other assets	508	272

Total assets	$85,030	$115,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,369	$6,665
Accrued liabilities	6,422	7,479
Deferred revenue	39	—
Deferred gain	—	586
Capital lease obligation	32	84

Total current liabilities	15,862	14,814
Capital lease obligation	6	32

Total liabilities	15,868	14,846
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	32	32
Additional paid-in capital	405,084	402,888
Accumulated other comprehensive loss	(154)	(23)
Accumulated deficit	(345,296)	(311,422)

Total stockholders’ equity	69,162	100,971

Total liabilities and stockholders’ equity	$85,030	$115,817

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$2,762	$794	$5,620	$2,049
Government grants and cooperative agreements	938	4,583	7,162	8,764
Milestone and development funding	—	543	130	5,491
Milestone and development revenue from related party	—	2,054	—	5,127

Total revenue	3,700	7,974	12,912	21,431
Operating expenses:
Cost of product revenue	1,673	373	3,564	836
Research and development	6,881	6,672	20,086	21,287
Selling, general and administrative	5,631	3,631	17,104	10,933
Impairment of long-term investment in related party	—	—	9,450	—

Total operating expenses	14,185	10,676	50,204	33,056

Loss from operations	(10,485)	(2,702)	(37,292)	(11,625)
Interest income and other, net	1,334	915	3,418	3,836

Net loss	$(9,151)	$(1,787)	$(33,874)	$(7,789)

Net loss per common share:
Basic	$(0.29)	$(0.06)	$(1.06)	$(0.30)
Diluted	$(0.29)	$(0.06)	$(1.06)	$(0.30)
Weighted average common shares outstanding used for basic and diluted net loss per share:
Basic	31,850	27,800	31,810	26,250
Diluted	31,850	27,800	31,810	26,250

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(33,874)	$(7,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	590	527
Stock-based compensation to employees	1,350	2,023
Impairment of long-term investment in related party	9,343	—
Changes in operating assets and liabilities:
Accounts receivable	(1,597)	(3,768)
Inventories	(2,110)	(1,836)
Other assets	541	(678)
Deferred gain	(586)	3,520
Accounts payable and accrued expenses	1,647	3,030
Accrued interest	—	(326)
Deferred revenue	39	(9,081)

Net cash used in operating activities	(24,657)	(14,378)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(360)	(809)
Purchases of short-term investments	(26,654)	(21,902)
Sales of short-term investments	—	—
Maturities of short-term investments	42,603	35,183

Net cash provided by investing activities	15,589	12,472
Financing activities:
Net proceeds from issuance of common stock in public offering	—	42,372
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units	846	914
Repayment of loan	—	(4,500)
Payments on capital lease obligations	(79)	(94)

Net cash provided by financing activities	767	38,692

Net increase (decrease) in cash and cash equivalents	(8,301)	36,786
Cash and cash equivalents, beginning of period	46,287	5,780

Cash and cash equivalents, end of period	$37,986	$42,566

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its wholly-owned subsidiary, Cerus Europe B.V. (collectively, the “Company”), after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments and reclassifications, considered necessary for a fair presentation have been included. The Company reclassified certain legal costs from research and development to selling, general and administrative for the three and nine months ended September 30, 2006. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2007. The accompanying balance sheet as of December 31, 2006, has been derived from our audited financial statements as of that date.

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

Revenue and Research and Development Expenses

The Company recognizes revenue in accordance with the SEC’s published Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through September 30, 2007, have come from its research and development activities and agreements, United States government grants and awards, product revenue from sales of the INTERCEPT Blood System in Europe, and commercialization agreements. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the project are incurred. Revenue related to up-front license payments is deferred and recognized ratably over the period of the Company’s substantive performance obligation. Revenue related to substantive at-risk milestones specified is recognized as the milestones are achieved. Payments for achieved milestones are non-refundable and are not subject to future performance. Commercialization agreements for the Company consist of agreements for the commercialization of its blood safety products.

The Company receives certain United States government grants that support the Company’s efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Expenses,” research and development expenses are charged to expense when incurred. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

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

Unrealized gains and losses at September 30, 2007, and December 31, 2006, are reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. As of September 30, 2007, there were no other-than-temporary declines in fair value. The cost of securities sold is based on the specific identification method.

As of September 30, 2007, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and was recorded within other non-current assets on the Company’s balance sheet at September 30, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy by two major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At September 30, 2007, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Inventories

Inventory consists of finished goods of INTERCEPT disposable kits, components thereof, illumination devices, and certain replacement parts for the illumination devices. Inventory is recorded at the lower of cost or market value, determined on a first in, first-out basis. Platelet system disposable kits generally have a two-year life from time of manufacture and plasma system disposable kits generally have a one-year life. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. There has been no significant write-down of inventory to date.

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

Long-Term Investments

The Company accounted for its long-term investments under the either the cost method of accounting or equity method of accounting in accordance with Accounting Principles Bulletin No.18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock” (“FIN 35”). At September 30, 2007, the Company held approximately 13% interest in the voting securities of BioOne Corporation (“BioOne”) and accounted for its investment in BioOne under the cost method. At December 31, 2006, and through June 30, 2007, the Company held approximately 20% of the voting securities of BioOne. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: limited availability of and infrequency of access to financial information of BioOne, majority shareholder mix in BioOne, and the Company’s lack of representation on BioOne’s board of directors. As a result of its evaluations, at September 30, 2007, and December 31, 2006, the Company has accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

In July, 2007, BioOne completed an equity financing on terms reflecting a valuation substantially below the valuations of previous rounds of financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its equity interest in BioOne during the three months ended June 30, 2007. Our investment in BioOne was included in long-term investments in related party on our balance sheets at the estimated fair value of $1.8 million at September 30, 2007. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne’s equity at September 30, 2007, deteriorates further, the Company will need to reassess the recorded basis of its investment in BioOne.

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

Stock-Based Compensation

The Company maintains stock compensation plans as long-term incentives for employees, contractors, members of the Board of Directors, and members of the Scientific Advisory Board. These plans allow for the issuance of non-statutory and incentive stock options, rights to acquire restricted stock, and stock bonuses. The Company also maintains an active employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code.

The Company accounts for stock-based compensation in accordance with the FASB’s Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, which requires that compensation expense be recorded for the vesting of all non-vested stock options and other stock-based awards at the beginning of the first quarter of adoption of FAS 123R. In accordance with the modified-prospective method, no prior period amounts have been restated to reflect adoption of FAS 123R.

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

Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes the standards of reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) has consisted of unrealized gains or losses from the Company’s available-for-sale short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 has not resulted in any significant impact on the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2003 through 2006 remain subject to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three months ending September 30,		Nine months ending September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(9,151)	$(1,787)	$(33,874)	$(7,789)
Denominator:
Basic weighted average number of common shares outstanding	31,850	27,800	31,810	26,250
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	—	—	—	—

Diluted weighted average number of common shares outstanding	31,850	27,800	31,810	26,250

Basic net loss per common share	$(0.29)	$(0.06)	$(1.06)	$(0.30)
Diluted net loss per common share	$(0.29)	$(0.06)	$(1.06)	$(0.30)

The table below presents stock options, preferred stock and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect (shares in thousands):

	September 30,
	2007	2006
Antidilutive securities	5,545	5,116

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that indemnify the counter party from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been no warranty costs incurred through September 30, 2007. Accordingly, at September 30, 2007, the Company has not accounted for any potential warranty costs.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

Note 2 – Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss:
As reported	$(9,151)	$(1,787)	$(33,874)	$(7,789)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(114)	73	(131)	281

Comprehensive loss	$(9,265)	$(1,714)	$(34,005)	$(7,508)

Note 3 – Development and License Agreements

Cooperative Agreements with the U.S. Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the U.S. armed forces for medical transfusions. Under the conditions of the agreements, the Company is reimbursed for development funding expenses incurred for conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the U.S. armed forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $0.4 million and $3.0 million of revenue from these awards during the three and nine months ended September 30, 2007, respectively, and $3.9 million and $ 4.3 million during the three and nine months ended September 30, 2006, respectively.

The Company has also received awards from the Army Medical Research Acquisition Activity division of the Department of Defense for the research and development of vaccines for biodefense and cancer. The Company recognized $0 and $1.9 million of revenue from these awards during the three and nine months ended September 30, 2007, respectively, and $0 million and $3.0 million during the three and nine months ended September 30, 2006, respectively.

Agreement with MedImmune

In April 2004, the Company entered into an agreement with MedImmune, Inc. (“MedImmune”) to co-develop a therapeutic vaccine designed to target antigens expressed in breast, prostate and colon cancer, as well as metastatic melanoma. A vaccine product candidate was developed using the Company’s Listeria vaccine platform and MedImmune’s EphA2 cancer antigen. Under the terms of the agreement, MedImmune was responsible for any further clinical testing, manufacturing and commercialization of any product resulting from this collaboration. Under this agreement, the Company received development funding cost reimbursement, up-front payments and, at-risk milestone payments, and retained the right to receive royalties on future product revenue.

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

The Company also received and recognized nominal amounts in development funding related to cost reimbursement during both the three and nine months ended September 30, 2006, and none during the three and nine months ended September 30, 2007. The Company has no further development commitments under its agreement with MedImmune. MedImmune was acquired by AstraZeneca Plc. in June 2007. At September 30, 2007, the agreement between the Company and MedImmune was terminated.

Restructured Agreements with Baxter

Effective February 1, 2006, the Company entered into a restructuring of its agreements with Baxter related to the INTERCEPT Blood System. Under terms of the 2006 agreement, the Company gained worldwide rights to the INTERCEPT Blood System for platelets (the “platelet system”) and the INTERCEPT Blood System for plasma (the “plasma system”) previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. The Company will pay Baxter royalties on future product revenue, replacing terms of the previous agreement, in which the Company received a defined share of gross profit from product revenue. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the INTERCEPT Blood System for red blood cells (the “red blood cell system”). Baxter agreed to supply certain transition services, including regulatory, technical and administrative support, in 2006 at our expense and to conduct certain continued development efforts relating to the plasma system at Baxter’s expense. The Company recorded net gains and deferred gains in excess of $6.5 million in the period ending March 31, 2006, resulting largely from the disbursement to us of funds that remained from a $13.1 million escrow account established in the February 2005 agreement with Baxter (as described below) to fund commercialization of the platelet and plasma systems in Europe. The majority of the disbursed funds were to be spent on certain specified activities associated with the European commercialization of the platelet and plasma systems, and any such funds that remained unspent by the end of 2006 were to be split evenly between Baxter and the Company. As part of the agreement, the Company purchased UVA illumination devices from Baxter’s inventory for use with the platelet and plasma systems. The Company also repaid in February 2006 the $4.5 million promissory note plus accrued interest owed to Baxter Capital that was originally due in December 2006. During the three and nine months ended September 30, 2007, the Company recognized $0 and $0.6 million, respectively, in operating gains from the deferred gain balance. These gains offset operating expenses incurred for INTERCEPT commercialization activities. During the nine months ended September 30, 2006, the Company recognized non-operating gains of $1.8 million associated with the 2006 agreement. At September 30, 2007 the Company no longer had any remaining deferred gain recorded on its balance sheets.

Prior to February 2005, Baxter and the Company shared development expenses for the platelet and red blood cell systems under the parties’ existing development and commercialization agreements. The agreements provided for the Company to be solely responsible for funding development expenses for the plasma system. Under the agreements, Baxter had been responsible for manufacturing and marketing the platelet system, which is approved for sale in some countries in Europe. The agreements provided for the Company to receive approximately 33.5% of revenue from sales of system disposables after each party is reimbursed for its cost of goods to the extent cost exceeds specific amounts.

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

Under the 2005 and 2006 agreements, the Company remained responsible for funding 100% of development expenses for the plasma system, except that $3.2 million of Baxter’s $13.1 million commitment (described above) was to be applied to activities directed toward obtaining CE mark approval of and launch preparation for the plasma system. Baxter agreed to cooperate with the Company to complete certain activities required for the CE mark application. Such activities were at the Company’s expense, except for the right to apply such $3.2 million for development of the plasma system. The Company recognized $0.5 million and $1.4 million of the $3.2 million as development funding cost reimbursement during the three and nine months ended September 30, 2006, respectively, and had recognized the balance of the $3.2 million development funding for cost reimbursement by December 31, 2006.

Baxter has agreed to manufacture and supply to the Company systems and components of the INTERCEPT Blood System, on a cost-plus basis, through 2008 and 2009, respectively. Since the agreements do not require Baxter to manufacture in an FDA-approved facility, the Company will need to undertake additional validation steps before use of such systems and components in the United States. Baxter has agreed to supply to the Company only very limited types of components for the prototype red blood cell system.

On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business to a new company that was later renamed Fenwal Inc. (“Fenwal”). Baxter has informed the Company that Fenwal has assumed Baxter’s obligations under its agreements with the Company.

Agreements with BioOne

In June 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following receipt of regulatory approval in each of those countries. In July 2004 and October 2004, the Company received non-refundable up-front license payments totaling $10.0 million in the aggregate from BioOne. The Company deferred the revenue associated with these payments and recognized the revenue ratably over the period of Company performance, which ended in June 2006. For the three and nine months ended September 30, 2006, the Company recognized $0 and $2.8 million, respectively, of revenue associated with the up-front payments. The agreement also provides for at-risk milestone payments and royalties on future product revenue, which would be shared equally by Baxter and the Company.

In December 2004, Baxter and the Company signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, the Company received a non-refundable up-front payment of $3.0 million from BioOne. A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in June 2005, and in December 2005 the Company received additional non-refundable up-front payments of $2.0 million in cash and $5.0 million worth of BioOne’s equity. The number of BioOne shares the Company received was based on the then current price per share that third-party investors paid for BioOne equity with the same rights as the equity received by the Company, divided by $5.0 million. All non-refundable up-front payments received from BioOne were deferred upon receipt and recognized ratably over the period of the Company’s performance obligations, which ended in December 2006. During the three and nine months ended September 30, 2006, the Company recognized $2.1 million and $6.2 million, respectively, in revenue associated with the non-refundable up-front plasma agreement payments.

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

The Company evaluated several criteria to determine the fair value of the BioOne equity received in both December 2005 and December 2006 and to conclude whether or not the facts and circumstances supported a fair value for revenue recognition and investment balance. These criteria included, but were not limited to: third-party investor interest and participation in equity offerings at then current pricing, business outlook of BioOne, and available financial information. Based on this evaluation, the Company recognized both $5.0 million equity payments received as revenue. Revenue recognized from BioOne represented 0% and 26% of total revenue for the three months ended September 30, 2007, and 2006, respectively.

In July 2007, BioOne received equity financing from institutional and corporate investors at a price per share below the Company’s average carrying value per share at the time. The Company did not participate in this equity financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its interest in BioOne equity during the three months ended June 30, 2007. The Company’s investment in BioOne, which had been recorded at $11.2 million as of March 31, 2007, was written down to a carrying value of $1.7 million at June 30, 2007, reflecting terms of the third-party equity financing and resulting in the reduced fair value of the Company’s investment in BioOne. This investment was recorded at $1.8 million as of September 30, 2007, and was included in long-term investment in related party in the balance sheets. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne deteriorate further, the Company will need to reassess the recorded basis of its investment in BioOne.

Note 4 – Inventories

Inventories at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Work-in-process	$1,045	$—
Finished goods	2,898	1,833

Total	$3,943	$1,833

Note 5 – Accrued Liabilities

Accrued liabilities at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Accrued compensation and related	$2,228	$2,124
Accrued inventory payable	1,767	2,776
Other accrued liabilities	2,427	2,579

Total	$6,422	$7,479

Note 6 – Litigation

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

On August 31, 2006, the Company also announced that it had reached agreement to settle the derivative lawsuit, pending since 2003 in the Superior Court for Contra Costa County, in which certain of its current and former directors and officers were named as defendants and the Company was named as a nominal defendant. The plaintiffs were stockholders of the Company who sought to bring derivative claims on behalf of the Company against the defendants. The consolidated complaint alleged breach of fiduciary duty and related claims and sought an unspecified amount of damages.

Pursuant to the settlement agreements, the plaintiffs in the class action and in the shareholders’ derivative lawsuits released the defendants from all known and unknown claims related to such litigation, without any admission of wrongdoing or liability by any party. Under these settlement agreements, the total cash settlements were funded entirely by insurance carriers under the Company’s directors’ and officers’ liability insurance policy and had no financial impact on us. Additionally, under the derivative suit settlement, the Company agreed to take or continue certain corporate governance measures. These measures involve, among others, the Company’s making a good faith diligent effort to add one or two independent directors to its Board of Directors by September 1, 2007, (and if not added by such time, retaining a professional search firm to assist in the identification of such independent directors, and using its best efforts to add one or two independent directors to the Board of Directors by December 31, 2008). In addition, the Company agreed to make a good faith and diligent commitment through January 1, 2009, unless otherwise required by law, to maintain a Board of Directors two thirds of which are comprised of independent directors. On October 25, 2007, the Company announced that it had added an independent director to its Board of Directors.

On February 16, 2007, the federal district court granted final approval to the class action settlement. On February 21, 2007, the state court granted final approval to the derivative settlement. Both settlements are final and effective.

Note 7 – Preferred Stock

Baxter holds 3,327 shares of the Company’s Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which would represent 1.0% of the Company’s outstanding common stock as of September 30, 2007. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 8 – Stock-Based Compensation

The Company maintains stock compensation plans as long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Boards. Currently, the Company’s active stock option plans include the 1996 Equity Incentive Plan (the “1996 Plan”), the 1998 Non-Officer Stock Option Plan (the “1998 Plan”), and the 1999 Equity Incentive Plan (the “1999 Plan”).

The 1996 Plan

The 1996 Plan provides for grants of Incentive Stock Options (“ISOs”) to employees and Nonstatutory Stock Options (“NSOs”), restricted stock purchase awards, stock appreciation rights and stock bonuses to the Company’s employees, directors and consultants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. The option term is ten years. Vesting, as determined by the Company’s Board of Directors, generally occurs ratably over four years. In the event option holders cease to be employed by us, except in the event of death or disability or as otherwise provided in the option grant, all unvested options are forfeited and all vested options must be exercised within a three-month period, with the options otherwise forfeited.

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

Restricted Stock Units

The Company has recorded compensation expense based on the fair value of the underlying common stock as of the grant date, recognized over the vesting period on a straight-line basis. In March 2004, the Company granted restricted stock units to certain then-current employees. As of June 30, 2006, all restricted stock units granted in 2004 valued at $3.38 per share, were fully vested.

In the quarter ended March 31, 2007, the Company granted restricted stock units to the Chief Executive Officer and Vice Presidents in accordance with the Bonus Plan for Senior Management of Cerus Corporation. Subject to each grantee’s continued employment, shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term. In addition, the Company granted 37,098 restricted stock units during the three months ended March 31, 2006, valued at $10.32 per share, of which 12,366 were vested as of September 30, 2007. The Company also granted 60,620 restricted stock units during the three months ended March 31, 2007, valued at $5.54 per share, of which none were vested as of September 30, 2007.

Stock-based Compensation

Beginning with the Company’s first quarter of 2006, it adopted FAS 123R. See Note 1 for a description of the Company’s adoption of FAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The variables used to calculate the fair value of stock based payment awards using the Black-Scholes option pricing model, include our expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends.

Expected Term

The Company estimates the expected term of options granted using a variety of factors. Where possible, the Company estimates the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, the Company analyzes the population of options granted by discreet, homogeneous groups. If the Company is unable to obtain sufficient information to estimate the expected term for a particular group, it estimates the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The expected term of ESPP shares is the term of each purchase period.

Estimated Forfeiture Rate

The Company estimates the forfeiture rate of options at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company estimates the historic pre-vesting forfeiture rates by groups that possess a degree of homogeneity regarding average time to vest and expected term. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

The assumptions used to value option grants for the three months ended September 30, 2007, and 2006 were as follows:

	2007	2006
Expected term (in years)	4.10-5.13	4.01-6.28
Volatility	60.1%	65.4%
Risk free interest rate	4.66%	4.81%

The assumptions used to value employee stock purchase rights for the three months ended September 30, 2007, and 2006 were as follows:

	2007	2006
Expected term (in years)	0.50	0.50
Volatility	51.6%	56.6%
Risk free interest rate	4.38%	5.02%

Total stock-based compensation recognized on the Company’s consolidated statements of income for the three and nine months ended September 30, 2007, and 2006, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$132	$247	$594	$908
Selling, general and administrative	212	347	840	1,115

Total	$344	$594	$1,434	$2,023

Activity under the stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2006	5,255	12.06
Granted	280	6.21
Cancelled	(252)	11.73
Exercised	(168)	3.41

Balances at September 30, 2007	5,115	12.04

At September 30, 2007, the total aggregate intrinsic value of options outstanding and of options exercisable was $15.3 million. The weighted average fair value of options granted during the three and nine months ended September 30, 2007 were $3.40 and $3.38, respectively, and $3.21, and $5.02 for the three and nine month periods ended September 30, 2006, respectively. The weighted average remaining term of options exercisable at September 30, 2007 was 5.73 years. As of September 30, 2007, the Company had stock-based compensation expense of $2.9 million related to nonvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average remaining vesting period of 1.89 years. The following table depicts the population of stock options at range of exercise prices outstanding at September 30, 2007:

(Shares in thousands)	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.05—2.050	150	6.86	$2.05	116	$2.05
$2.100—2.280	635	6.75	$2.28	468	$2.28
$2.360—2.890	415	6.62	$2.52	291	$2.53
$2.950—3.250	542	6.62	$3.24	451	$3.24
$3.480—4.740	402	6.62	$4.34	327	$4.30
$5.310—5.550	546	8.74	$5.55	128	$5.55
$5.570—7.520	540	8.01	$6.64	263	$6.82
$7.550—8.600	80	5.07	$8.19	57	$8.21
$8.860—8.860	533	7.85	$8.86	261	$8.86
$9.010—75.250	1,272	4.02	$34.02	1,209	$35.26

	5,115	6.47	$12.04	3,571	$14.79

Note 9 – Disclosures About Segments of an Enterprise

The Company has two reportable segments: blood safety programs and immunotherapies. The blood safety segment primarily comprises development and commercialization of the INTERCEPT Blood System. The immunotherapies segment primarily comprises research and development of vaccines using the Company’s Listeria and Killed But Metabolically Active, or KBMA platforms. The accounting policies of the reportable segments are the same as those under which the Company’s financial statements are prepared. There are no transactions between reportable segments.

The Company’s senior management does not evaluate segment results below operating income (loss) from each reportable segment and, therefore, interest income, expense and other non-operating expenses are not allocated to reportable segments. For the periods presented, revenue from Baxter, BioOne and the units of the United States Department of Defense (“Armed Forces”) are included in blood safety programs, and revenue from MedImmune and the Armed Forces are included in immunotherapies. Segment information for the three and nine months ended September 30, 2007, and 2006, is presented below (in thousands):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Revenue	Operating Loss	Revenue	Operating Loss
Blood safety programs	$3,176	$(6,445)	$8,650	$(26,962)
Immunotherapies	524	(4,040)	4,262	(10,330)

Totals	$3,700	$(10,485)	$12,912	$(37,292)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Revenue	Operating Income (Loss)	Revenue	Operating Loss
Blood safety programs	$7,268	$813	$16,654	$(2,042)
Immunotherapies	706	(3,515)	4,777	(9,583)

Totals	$7,974	$(2,702)	$21,431	$(11,625)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive results of our preclinical and clinical studies, our ability to obtain grant money from the United States government and its agencies, the potential product revenues from sales of the platelet and plasma systems in Europe, market acceptance of our immunotherapy vaccine candidates, the financial stability of our partner, BioOne, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the risks faced by us as described and discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2006 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on February 26, 2007. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, more recently, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized during the three months ended March 31, 2005, and receipt and recognition of an at-risk milestone during the three months ended December 31, 2006, we have been unprofitable since inception and, as of September 30, 2007, had an accumulated deficit of approximately $345.3 million. Except for the platelet and plasma systems, for which the European Union approved issuance of CE marks, all of our product candidates are in the research and development stage.

We re-entered Phase I human clinical trials in the United States for the red blood cell system in the late summer of 2006 and we initiated a Phase I clinical trial for CRS-100, a product candidate employing our attenuated Listeria technology platform, in 2006 after the FDA accepted our earlier IND filing. To date, our primary source of revenue has been from milestone and development contracts and collaborative agreements and grants from U.S. government agencies, including the U.S. Armed Forces and the National Institutes of Health, or NIH. We have recognized modest European product revenues from the sale of our platelet and plasma systems, the latter of which was launched on a limited basis at the end of 2006. We anticipate continued growth of our product revenue as we penetrate European markets and more fully launch our plasma system. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities on our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after commercialization of additional products or substantial market penetration of existing products. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety and immunotherapy product candidates. We may never achieve a profitable level of operations.

Through December 31, 2006, in addition to the product revenues from sales of our platelet and plasma systems, we recognized revenue from an ongoing development agreement with MedImmune and commercialization agreements with BioOne, as well as from grants and cooperative agreements from the Armed Forces and the NIH. Under the agreements with MedImmune and BioOne, we have received up-front license payments, at-risk milestone payments and development funding and may receive additional at-risk milestone payments and royalties on future product revenue. Up-front payments received under the agreements with MedImmune and BioOne were deferred upon receipt and recognized as revenue over our required performance period. At September 30, 2007, we no longer had any remaining deferred revenues or performance obligations under the agreements with MedImmune or BioOne.

As of September 30, 2007, we had cumulatively received $1.5 million of non-refundable up-front and at-risk milestone payments from MedImmune under the terms of our agreement, consisting of a $1.0 million non-refundable up- front payment and a $0.5 million at-risk milestone payment, and had received a total of $1.5 million in development funding for cost reimbursement. In accordance with our revenue recognition policy, we deferred the up-front payment upon receipt and recognized the related revenue ratably over the period of our performance. We received the at-risk milestone payment upon selection of a candidate strain to move into late-stage preclinical development and recognized the revenue associated with the payment upon receipt as we had no further substantial performance obligations under the agreement. As of September, 2007, the agreement between ourselves and MedImmune was terminated.

Prior to 2007, we received a total of $29.5 million in cash payments and equity securities from BioOne for up-front and at-risk milestone payments. Of the $29.5 million, $15 million related to up-front cash payments, which we deferred upon receipt and recognized over the period of our required performance. The remaining $14.5 million we received from BioOne was composed of $5.0 million worth of equity in BioOne for an up-front payment, $5.0 million worth of BioOne equity for payment upon receipt of the CE mark for the plasma system, and $4.5 million cash payment upon receipt of the CE mark for the plasma system. We determined the value of BioOne equity we received by comparing the price of the shares we received to concurrent third-party investor participation in the BioOne equity offerings. In July 2007, BioOne received equity financing from institutional and corporate investors at a price per share below our carrying value at that time. We did not participate in this equity offering. As a consequence, we recorded a $9.5 million non-cash impairment charge on the carrying value of our interest in BioOne equity during the three months ended June 30, 2007. Our investment in BioOne was included in long-term investments in related party on our balance sheets at the estimated fair value of $1.8 million at September 30, 2007. However, to the extent that the criteria used to support the carrying value of the investment deteriorates further, we will need to reassess the recorded basis of our investment in BioOne. The at-risk milestone payments received were recognized upon receipt as we had completed our substantial performance obligations under the agreement with BioOne. The up-front payments we received were deferred upon receipt and recognized as revenue over the period with which we had performance obligations for development. Our performance obligations for development with BioOne ended in December 2006. As such, for the three and nine months ended September 30, 2007, we did not recognize any revenue and do not have any remaining deferred revenues associated with our BioOne agreements. During the three and nine months ended September 30, 2006, we recognized $2.1 million and $8.9 million in revenue from our BioOne agreements.

We also have entered into cooperative agreements with the Armed Forces and received grants and contracts from the NIH to conduct certain research and development activities. These cooperative agreements and grants are related to both our blood safety and immunotherapy and infectious disease platforms. The following table summarizes the revenues recognized from government grants and cooperative agreements and the programs which the revenues related for the three and nine months ended September 30, 2007, and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentage)	2007	2006	2007	2006
Blood Safety	$414	$3,892	$3,030	$4,273
Immunotherapy	524	691	4,132	4,491

Total revenue	$938	$4,583	$7,162	$8,764

Effective February 1, 2006, we entered into a new agreement with Baxter related to the INTERCEPT Blood System. Under terms of the February 2006 agreement, we gained worldwide rights to the INTERCEPT platelet and plasma systems previously held by Baxter, excluding certain Asian countries covered in agreements with BioOne. We previously acquired worldwide commercialization rights for the red blood cell system from Baxter. Beginning in 2007, we are required to pay Baxter royalties on product revenue, at a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system. This royalty structure replaces the terms of previous agreements with Baxter under which we had received a defined share of the gross profits from product revenue, and is included in Cost of Product Revenue. Under the terms of the February 2006 agreement, Baxter agreed to supply certain transition services to us through 2006 at our expense, including regulatory, technical and back-office support, and to conduct certain continued development efforts relating to the plasma system at its expense. Baxter also agreed to manufacture systems for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and components through December 31, 2009, and agreed to supply only very limited types of components for the prototype of the red blood cell system. On March 1, 2007, Baxter announced that it had sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company (renamed Fenwal, Inc.). Baxter has informed us that Fenwal has assumed Baxter’s obligations under our agreements with Baxter.

As a result of the February 2006 agreement with Baxter, we recorded net gains and deferred gains in excess of $6.5 million and also repaid the $4.5 million promissory note plus accrued interest owed to Baxter Capital that had originally been due in December 2006. At December 31, 2006, we had $0.6 million in remaining deferred gains, all of which were associated with payments made to vendors by December 31, 2006, in support of INTERCEPT commercialization efforts. During the nine months ended September 30, 2007, we recognized the remaining deferred gain as vendors completed delivery of the prepaid services.

Under the terms of the February 2006 agreement, we are responsible for the development and commercialization of the INTERCEPT Blood platelet and plasma systems, except in parts of Asia. We expect that our spending over the next year in support of research, development and commercialization of the platelet and plasma systems will be in excess of the contribution from product revenue to customers and from milestone payments and development funding for such programs from BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of clinical trials and device development of our red blood cell system, as well as the preclinical and early stage clinical development of our immunotherapy programs in both cancer and infectious disease.

On April 26, 2007, we announced that we had begun to explore alternative funding sources for our cancer and infectious disease immunotherapy programs. We have considered several possible business structures, including partnering some or all of the programs within our immunotherapy business with companies having established programs in immunology or in cancer and infectious disease indications, combining our immunotherapy business with another public or private company, or spinning out the business for an equity interest in a newly-formed immunotherapy company. This potential corporate realignment may provide opportunities for our immunotherapy business to more fully realize its potential value, while allowing us to focus resources on creating value in our commercial-stage blood safety business. We may be unable to consummate a transaction involving our immunotherapy and infectious disease programs, which would then require that we either fund increased operations internally or curtail operations.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•

Revenue and research and development expenses—Revenue is recognized when (i) a written agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable. Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. Revenue related to substantive at-risk milestones specified under development contracts is recognized as the milestones are achieved. To date, we have not received license fees or milestone payments that are refundable. To the extent that payments are subject to future performance criteria, we recognize revenue ratably over the estimated license or development period. We have received up-front payments from collaboration agreements. These up-front payments are deferred and recognized over the period during which we estimate that we are likely to be substantively involved in the collaboration. We have also received equity in a privately held company in addition to cash as consideration for up-front and at-risk milestone payments. We evaluate several criteria to determine the fair value of the equity received and to conclude whether the facts and circumstances support a fair value for revenue recognition and the investment balance. These criteria include, but are not limited to, third-party investor interest and participation in recent equity offerings at current pricing, business outlook of the privately held company, and available financial information of the privately held company. The financial information we receive is generally only available on an infrequent basis. Although management uses the best available information at the time, there can be no absolute assurance that facts and circumstances will not change in the future. Should these facts and circumstances change, they may negatively impact our consolidated financial statements. We receive certain United States government grants and contracts that support our research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

•

Accrued expenses — We record accrued liabilities for certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as transition services and development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•

Stock-based compensation — We issue stock-based awards to our employees, members of our Board of Directors, members of our Scientific Advisory Boards and certain contractors as strategic, long-term incentives. We record stock-based compensation expense for these awards under Statement of Financial Accounting Standards No. 123R, or FAS 123R. We have elected to use the modified-prospective method of adoption. We record compensation expense to our income statement based on the grant-date fair value of a stock award and expense the fair value on a straight-line basis over the requisite service period, which is the vesting period. We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model.

The Black-Scholes option pricing model calculates the grant-date fair value using certain variables. These variables are impacted by our stock price, award exercise behaviors, the risk free interest rate and our expected dividends and many of these variables require us to use significant judgment.

•

Expected Term. We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discreet homogeneous groups. For those homogeneous groups where we are unable to obtain sufficient information to estimate the expected term in this manner, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, (“SAB 107”). The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

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

•

Estimated Volatility. We estimate the volatility of our common stock by using both historical volatility of our common stock and implied volatility in market traded options in accordance with SAB 107. Our decision to use both historical volatility and implied volatility was based upon the limited availability of actively traded options on our common stock and our assessment that due to the limited availability of actively traded options, historical volatility should be given greater prominence in our decision as we believe it is more representative of future stock price. As such, we have calculated our estimated volatility by weighting both historical volatility and implied volatility. We have used significant judgment in making these estimates, and we will continue to monitor the availability of actively traded options on our common stock.

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

•

Income Taxes — Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not have a significant impact on us. We continue to carry a full valuation allowance on all of our deferred tax assets. There can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three and Nine-Month Periods Ended September 30, 2007, and 2006

Revenue.

	Three months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Product revenue	$2,762	$794	$1,968	248%
Government grant and cooperative agreements	938	4,583	(3,645)	(80)%
Milestone and development revenue	—	2,597	(2,597)	(100)%

Total revenue	$3,700	$7,974	$(4,274)	(54)%

During the three months ended September 30, 2007, we recognized $2.8 million of product revenue mainly from sales of the INTERCEPT Blood System in Europe compared to $0.8 million in product revenue for the three months ended September 30, 2006. The increase in product revenue from 2006 is due to an increase in the number of platelet system disposable sets sold. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements decreased 80% to $0.9 million for the three months ended September 30, 2007, from $4.6 million for the comparable period in 2006. The decrease was due primarily to elevated reimbursable research efforts for immunotherapy grants with the NIH and U.S. Army surrounding our Listeria platform during the three months ended September 30, 2006 compared to the same period in 2007. We no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by the Small Business Administration. As a result, we will not be eligible to apply for any new grants for which only small businesses are eligible. We do not anticipate receiving research grants at the levels we have received historically, due in part to our increased focus on commercialization of the INTERCEPT Blood System.

During the three months ended September 30, 2007, we did not recognize any development funding revenue from our collaborative partners. During the three months ended September 30, 2006, we recognized $2.6 million in milestone and development funding revenue. The decrease was due primarily to revenue recognized in the third quarter of 2006 from up-front consideration received from BioOne in 2005, which was initially deferred and was recognized ratably through 2006. At January 1, 2007, we did not have any remaining deferred revenue from BioOne or MedImmune. In addition, as of January 1, 2007, we no longer receive development funding for cost reimbursement from either Baxter or MedImmune. During the three months ended September 30, 2006, we recognized $0.5 million in cost reimbursement development funding for the plasma system from Baxter under the February 2005 agreements. We have no further development obligations under our existing agreements with BioOne or MedImmune. Our agreement with MedImmune was terminated as of September, 2007. We do not expect significant revenues to be generated from BioOne until such time as BioOne may successfully commercialize the products licensed from us, which we expect will be no earlier than 2009, if ever.

	Nine months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Product revenue	$5,620	$2,049	$3,571	174%
Government grant and cooperative agreements	7,162	8,764	(1,602)	(18)%
Milestone and development revenue	130	10,618	(10,488)	(99)%

Total revenue	$12,912	$21,431	$(8,519)	(40)%

Revenues decreased by $8.5 million to $12.9 million for the nine months ended September 30, 2007, from $21.4 million for the comparable period in the 2006. The decrease in revenue was primarily due to at-risk milestone revenue recognized during the nine months ended September 30, 2006 from our agreements with BioOne related to the plasma system. We received the $5.0 million milestone payment in 2005 and recognized the amount ratably over the period of plasma system development, ending in December 2006. Partially offsetting this decrease in revenue was increased product revenue due to higher volumes of disposable kits of our INTERCEPT product, as well as an increase in development funding cost reimbursements from our government grants.

Cost of Product Revenue

Cost of Product Revenue includes costs for finished goods sold to customers, royalties owed to Baxter for product sales, and certain order fulfillment costs. Prior to the February 2006 agreement with Baxter, we did not record cost of product revenue or gross margins from product revenue. Subsequent to February 1, 2006, the effective date of the most recent Baxter agreement, our cost of product revenue primarily consists of the cost of the INTERCEPT Blood System inventory sold. Inventory is accounted for on a first-in, first-out basis.

	Three months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Cost of product revenue	$1,673	$373	$1,300	349%

Cost of product revenue increased by $1.3 million to $1.7 million during the three months ended September 30, 2007, from $0.4 million the comparable period in the prior year. The increase in cost of revenue was primarily due to a higher number of platelet and plasma system sets sold during the three months ended September 30, 2007. In addition, effective January 1, 2007, we became solely responsible for supply chain costs, including warehouse and order fulfillment costs, and in some instances these costs were higher in the three months ended September 30, 2007, than those costs incurred during the same period in 2006. During the three months ended September 30, 2006, Baxter performed these services as a component of the February 2006 agreement. In addition, in 2007 we paid royalties to Baxter for INTERCEPT product sales. These results may not be indicative of future costs of product revenue or gross margins. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume, royalties that will be owed to Baxter on platelet and plasma system sales, and as we perform or utilize third-party service providers for supply chain services.

	Nine months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Cost of product revenue	$3,564	$836	$2,728	326%

Cost of product revenue increased by $2.7 million to $3.6 million during the nine months ended September 30, 2007 from $0.8 million during the comparable period in the prior year. The increase in revenue was primarily due to a higher number of platelet and plasma system sets sold during the nine month period ended September 30, 2007, compared to the same period for 2006. These results may not be indicative of future costs of product revenue or gross margins. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume, royalties that will be owed to Baxter on platelet and plasma system sales, and as we perform or utilize third-party service providers for supply chain services.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs for licensed technologies, and costs associated with our infrastructure, laboratory chemicals, and supplies.

	Three months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Research and development expenses	$6,881	$6,672	$209	3%

Research and development expenses increased by $0.2 million to $6.9 million for the three months ended September 30, 2007, from $6.7 million for the comparable period in 2006. Of our total research and development costs incurred, non-cash stock based compensation represented $0.1 million for the three months ended September 30, 2007 and $0.2 million for the comparable period in 2006. The increase in our research and development expenses was primarily due to development efforts pertaining to the red blood cell system, as well as development efforts on our CRS-207 immunotherapy product candidate and costs incurred to establish an alternate manufacturer for the INTERCEPT Blood System.

Our total research and development costs included $4.0 million for our blood safety programs and $2.9 million for our immunotherapy programs for the three months ended September 30, 2007, and $3.9 million for our blood safety programs and $2.7 million for our immunotherapy programs for the comparable period in 2006.

	Nine months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Research and development expenses	$20,086	$21,287	$(1,201)	(6)%

Research and development expenses decreased by $1.2 million to $20.1 million for the nine months ended September 30, 2007, from $21.3 million for the comparable period in 2006. Of our total research and development costs incurred, non-cash stock based compensation represented $0.6 million for the nine months ended September 30 2007 and $0.9 million for the comparable period in 2006. The $1.2 million decrease in research and development expenses was primarily due to a decline in development costs around our plasma system and to a lesser extent, red blood cell system. The declines are partially offset by increases in clinical and preclinical trial costs for our CRS-100, CRS-207 candidates, and red blood cell system.

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

Selling, General, and Administrative Expenses.

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Selling, general, and administrative	$5,631	$3,631	$2,000	55%

Selling, general, and administrative expenses increased by $2.0 million to $5.6 million for the three months ended September 30, 2007, from $3.6 million for the comparable period in 2006. Of the $5.6 million and $3.6 million of selling, general and administrative expenses recognized during the three months ended September 30, 2007 and 2006, respectively, $0.2 million and $0.3 million were due to non-cash stock-based compensation recognized during the respective periods. Overall, the increase in selling, general and administrative expenses from the three months ended September 30, 2006, was principally attributable to costs incurred in establishing and expanding our operations in Europe, including increases in salaries and related personnel costs, and legal, accounting, and marketing expenses.

	Nine months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Selling, general, and administrative	$17,104	$10,933	$6,171	56%

Selling, general, and administrative expenses increased by $6.2 million to $17.1 million for the nine months ended September 30, 2007 from $ 10.9 million for the comparable period in 2006. Of the $17.1 million and $ 10.9 million in selling, general, and administrative expenses incurred during the nine months ended September 30, 2007, and 2006, respectively, $0.8 million and $1.1 million were due to non-cash stock based compensation recognized during the respective periods. The increase in selling, general, and administrative expenses form the nine months ended September 30, 2006 was due to costs incurred in establishing and expanding our operations in Europe. We anticipate continuing to increase selling, general, and administrative spending to achieve commercial sustainability and further market penetration of our INTERCEPT Blood Systems.

Impairment of long-term investment in related party

	Nine months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Impairment of long-term investment in related party	$9,450	$—	$9,450	—%

We recorded an impairment to the carrying value on our investment in BioOne of $9.5 million during the three months ended June 30, 2007. The impairment represented the difference in our carrying value of the BioOne shares and the fair value of those same shares as a result of BioOne’s July 2007 equity financing. If the assumptions we have used to determine the fair value of our investment in BioOne deteriorate further, or if BioOne’s business deteriorates, we will reassess the fair value of our investment which may result in additional impairment charges.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Interest income (expense) and other, net	$1,334	$915	$419	46%

Net interest income (expense) and other, net was $1.3 million for the three months ended September 30, 2007, compared to $0.9 million during the comparable period in 2006. Interest income was $0.9 million and $1.0 million for the three months ending September 30, 2007, and 2006, respectively. The increase in interest income (expense) and other, net is primarily due higher interest earned on our investment portfolio. Our investment portfolio had larger capital balances in 2007, resulting from proceeds we received from a public offering of our common stock in December, 2006.

	Nine months ended September 30,		Change
(in thousands, except percentage)	2007	2006
Interest income (expense) and other, net	$3,418	$3,836	$(418)	(11)%

Interest income (expense) and other, net decreased to $3.4 million for the nine months ended September 30, 2007 from $3.8 million for the same time period in the prior year. Interest income was $3.0 million and $2.1 million during the nine months ended September 30, 2007, and 2006, respectively. During the nine months ended September 30, 2006, we recognized non-recurring non-operating gains of $1.8 million in connection with our February 2006 agreement with Baxter. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. In March and December 2006, we completed public offerings of our common stock, which resulted in increased cash, cash equivalents and short-term investment balances. We invested these proceeds in marketable securities pursuant to our investment policy, and generally hold such investments until such time as we liquidate them to meet an operating cash need.

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

At September 30, 2007, we had cash, cash equivalents and short-term investments of $69.0 million. Net cash used in operating activities was $24.7 million for the nine months ended September 30, 2007, compared to $14.4 million for the same period in 2006. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably increases in accounts receivable and inventory balances. Net cash provided by investing activities during the nine months ended September 30, 2007, was $15.6 million compared to $12.5 million from the same period in 2006. The increase was primarily due to a larger number of maturities of short-term investments in 2007 partially offset by an increase in short term investment purchases during the nine months ended September 30, 2007. Net cash provided by financing activities during the nine months ended September 30, 2007, was $ 0.8 million, compared to cash provided by financing activities of $38.7 million for the same period in 2006, due to the issuance of 5,175,000 shares of common stock in a public offering in March 2006, providing net proceeds of $42.4 million, offset by the repayment of a loan from Baxter Capital of $4.5 million plus accrued interest. Working capital decreased to $65.4 million at September 30, 2007, from $87.9 million at December 31, 2006, primarily due to lower cash, cash equivalents and short-term investments.

We believe that our available cash balances, together with anticipated cash flows from existing development and grant arrangements, will be sufficient to meet our capital requirements through at least 2008. These near-term capital requirements are dependent on various factors, including the progress and costs of development and commercialization of the INTERCEPT Blood System, a possible transaction involving our immunotherapy business, payments from the United States government, the collection of our accounts receivable, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will be dependent on these factors and on our ability to raise capital through public or private equity or debt financings or through additional collaborative arrangements or government grants, our ability to consummate a transaction involving our immunotherapy business, potential partnering agreements, regulatory approval and successful commercialization of the INTERCEPT Blood System and other product candidates, competitive developments and regulatory factors. Future capital funding transactions may result in dilution to our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds of $45.3 million under the shelf registration statement. In December 2006, we completed a registered direct offering of 3,903,952 shares of common stock with gross proceeds of $26.1 million under the shelf registration statement.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from September 30, 2007
	Total	Less than 1 year	1-3 years	4-5 years		After 5 years
Contractual obligations:
Minimum purchase requirements	$2,226	$770	$1,456		$—		$—
License fees and sponsored research	17	17	—		—		—
Operating leases	2,552	339	2,213		—		—

Total contractual cash obligations	$4,795	$1,126	$3,669	$		$

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity, if material. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains and losses on our short term investments were nominal at both September 30, 2007 and December 31, 2006. Our investments primarily consist of short-term money market mutual funds, general corporate obligations notes, United States government obligations and commercial paper. Of our cash, cash equivalents, and short-term investments balance of $69.0 million at September 30, 2007, approximately 16% had original maturity dates of less than 90 days, approximately 41% had original maturities of 90 days to one year, and 43% had original maturities in excess of one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and the consistent yields we have experienced and anticipate experiencing across our portfolio, regardless of maturity date. We do not believe our unrealized losses reflect more than a temporary decline in value of our marketable securities held.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Financial Instruments” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), for our company. Based on their evaluation of disclosure controls and procedures as of September 30, 2007, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting. During the nine months ended September 30, 2007, we implemented internal controls relating to inventory management, product revenue, cash collections, and reporting. The implementation of these controls was a direct result of the cessation of administrative transition services that Baxter had been performing for us through December 31, 2006, as required under our February 2006 Commercialization Transition Agreement with Baxter. Our internal controls relating to inventory management, product revenue, cash collections, and reporting are designed to provide reasonable assurance that our financial statements are properly stated and are in accordance with accounting principles generally accepted in the United States.

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

Risk Factors

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in the Quarterly Report on Form 10-Q. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this report. There may be additional risks faced by our business, though we do believe that the risks set forth below reflect the more important ones. All references to “Baxter” in these Risk Factors should be read, as to future contingencies, to include Fenwal.

The INTERCEPT Blood System may not achieve broad market acceptance.

We may encounter governmental and blood banking community resistance to commercial adoption. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products. There is some loss of platelets as a result of our pathogen inactivation process. If the loss of platelets leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may limit their acceptance. In addition, our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service, where general cost containment pressures have delayed consideration of the INTERCEPT Blood System to date. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a regional or even blood center-by-blood center basis, but depend on both local and centralized regulatory approvals. While the platelet system has received in-country regulatory approval in France, universal adoption throughout France has been delayed pending budget authorization to support a national contract with the EFS. In-country regulatory approval in France for the plasma system was obtained in early 2007. However, adoption was delayed until publication of approval in the French official journal and continues to be subject to national budgetary limitations. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

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

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. In addition, we may be required to obtain approval from the Food and Drug Branch of the California State Department of Health for any product manufacturing that we undertake in California, including clinical trial use. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all.

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. Before entering human clinical trials, product candidates in our immunotherapy programs beyond CRS-100 and CRS-207 likely will be subject to review by the Recombinant DNA Advisory Committee, or RAC, of the NIH, which could delay initiation of clinical trials. The RAC reviewed preclinical data and the design of proposed clinical trials with respect to CRS-207 and suggested changes we have incorporated into our proposed clinical trial protocol, which will add both cost and complexity to clinical development of that product candidate.

If our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practice and ISO 13485, a quality management system standard applicable to the products we sell in Europe. The failure to comply with these requirements on an ongoing basis could result in delaying or precluding commercialization efforts in certain geographies, including the United States, and could result in enforcement action, which could harm our business. The current manufacturing sites we rely upon for producing the platelet and plasma system products for European distribution are not FDA-qualified facilities. Regulatory authorities may also require post-marketing testing, which can involve significant expense. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

We were required to obtain a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, by May 2007 and will need to do so every five years thereafter. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France and Switzerland, to market our products. In addition, our customers in many countries, including Germany and England, must obtain regulatory approval to sell blood components treated with the INTERCEPT Blood System. Our customers may lack the resources or capability to obtain such regulatory approvals. We may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product revenue and profitability.

We have conducted many toxicology studies to demonstrate the INTERCEPT platelet and plasma systems’ safety, and we have conducted and plan to conduct toxicology studies for the INTERCEPT red blood cell system and our vaccine candidates throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate our having to redesign our product candidates or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. We expect the FDA to require us to demonstrate a very low level of potential side effects in additional Phase III trials of the platelet system in the United States. Trials of this type may be too large and expensive to be practical.

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

In 2002, the platelet system received CE mark approval in Europe. We will need to complete validation studies and obtain regulatory approvals and gain national reimbursement in certain European countries before we can market our products in those countries. We expect that lengthy randomized clinical trials funded by a third party will need to be completed prior to our marketing our platelet system in the Netherlands. We also expect to conduct many smaller scale experience studies at our expense with prospective customers in a number of European countries. In certain countries, including Germany and Switzerland, the INTERCEPT-treated blood components must be approved for manufacture, marketing or use by a specific governmental or quasi-governmental entity or entities, such as the Paul Ehrlich Institute in Germany and SwissMedic in Switzerland. In France, the platelet and plasma systems have been approved for use by blood centers; however, we do not expect to sell the platelet and plasma systems broadly to commercial customers until larger contracts, or an expansion of the existing contract, to supply the INTERCEPT platelet and plasma systems have been negotiated with the EFS.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. Based upon further discussions with the FDA following submission of that report, we continue to expect that the FDA will require an additional, significantly larger Phase III clinical trial to evaluate the hemostatic efficacy and safety of the platelet system, using the Company’s final commercial product design, as compared to conventional platelets. We also understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events, and that an additional Phase III trial would have to be designed to demonstrate no greater frequency in the incidence of such adverse events relative to a control group on a statistically significant basis. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. The additional Phase III clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. Before we begin an additional clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study or we may conclude that the cost of such a study is unacceptable or logistically unachievable. The FDA has not indicated a willingness to consider data collected in Europe from our customers on the platelet system in commercial use as an alternative to data from additional randomized and controlled clinical trials. The FDA may not find the data from any additional clinical trials or from commercial use in Europe to be acceptable for approval in the United States. In the United States, studies related to the platelet system disposable and compound manufacturing also need to be completed and included in FDA submissions before the FDA would consider the applications for approval.

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the plasma system, in the United States, reports for which were filed with the FDA during 2005. We obtained a CE mark approval in Europe of the plasma system in November 2006 and final French approval in May 2007. We have not submitted any applications for regulatory approval of the plasma system in the United States or any other regions other than Europe. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval.

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibody reactivity to red blood cells treated with the INTERCEPT red blood cell system in two patients, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results to date from these additional research activities and after consulting with regulatory authorities, we initiated a new Phase I trial in 2006 in the United States using a modified red blood cell system before potentially progressing to later-stage clinical trials. We utilized a manual processing system in the Phase I trial, which system is not in a commercially feasible form. Results of the Phase I trial suggest that the modified process in combination with a conventional additive solution results in conditions not suitable for long-term storage of red blood cells treated with the INTERCEPT system, adversely impacting their lifespan. Consequently, we will likely continue with animal and Phase I studies to optimize the red blood cell system by investigating alternate additive solutions in combination with other changes to the process. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials and while those clinical trials are being conducted, including determining the appropriate design of additional Phase I or subsequent Phase II clinical trials, if deemed necessary, and Phase III clinical trials, and developing a commercially feasible red blood cell system, including disposables, hardware and software for implementing the process in blood collection centers. These development initiatives may be costly and time consuming. Even if the project proceeds on course, we would not expect to initiate a Phase III trial for our red blood cell system prior to 2009. A delay in completing such activities could result in a delay in the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program.

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

•

We must develop, build and manage marketing, sales, distribution, customer service and back office functions necessary to support commercialization of the INTERCEPT Blood System in Europe. Historically, we had a small scientific affairs group that helped support Baxter’s European sales and marketing organization; however, we did not maintain our own independent sales and marketing organization. We may be unable to maintain existing customer relationships established by Baxter as we take on responsibility for sales, marketing and customer service. Beginning in early 2006, we began to recruit a small European organization dedicated primarily to selling and marketing the platelet system and more recently, the plasma system, in Europe. We may be unable to recruit suitable sales, marketing, regulatory, and quality assurance personnel on a timely basis, if at all, or retain such personnel thereafter. We also need to continue developing distribution, customer service, and back office capabilities either internally or by contracting with third parties, which we may be unable to accomplish on a timely basis or affordably maintain thereafter. In addition to adding sales and marketing capabilities, we have needed to develop appropriate inventory and logistics management, receivables and collections, foreign exchange, risk management, human resources, information and quality systems capabilities. Generally, such capabilities must be built in compliance with European standards and practices, with which we have little experience. We also have had to develop customer service capabilities to insure uninterrupted supply, timely calibration and servicing of UVA illuminators, and appropriate and timely resolution of customer complaints. Our platelet system has been validated in stability studies to have a two-year shelf life, while the plasma system currently has a one-year shelf life, subject to possible extension pending acceptable outcomes of ongoing stability studies. We may be unable to ship product to customers out of our inventory prior to the expiration of the product’s shelf life, which would require that we destroy the outdated inventory at our expense. We may be unable to operate a European organization effectively and efficiently, even after Cerus Europe B.V. is fully staffed. Developing sales, marketing and operational capabilities ourselves will increase our costs and the rate of cash consumption and may delay commercialization of our pathogen inactivation systems.

•

We rely on third parties to market, sell and distribute our pathogen inactivation products and to maintain customer relationships in a number of foreign countries. We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into national distribution agreements in Spain and Portugal, Turkey, Russia and the CIS, Greece, Kuwait and Malaysia, as well as regional distribution agreements in Italy. We rely on these distributors to market and sell the INTERCEPT Blood System, provide customer support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize our pathogen inactivation systems in their respective territories or may do so on terms that are not economic to us. They may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations.

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

•

Baxter has sold its Transfusion Therapies business unit to Fenwal and, under that agreement, Fenwal will assume Baxter’s manufacturing obligations to Cerus. On March 1, 2007, Baxter announced that it had sold its

Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal Inc. We have been informed by Baxter that Fenwal has assumed Baxter’s obligations to us under the manufacturing agreement. However, Fenwal may fail to manufacture an adequate supply of components, Intersol additive solution or devices of the INTERCEPT Blood System or to do so on a cost effective basis, which would subject us to the risks described above. Certain components of the INTERCEPT Blood System are currently manufactured or assembled at facilities not owned by Fenwal. Under our agreements, Fenwal will continue to be obligated to supply illuminators and disposable kits associated with the platelet and plasma systems to us generally through 2008 and for certain components through 2009. Failure to supply an adequate supply of components or devices of the INTERCEPT Blood System, would subject us to the risks described above. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below.

•

We rely on third parties for manufacturing and supplying components of our platelet and plasma systems. Under the terms of our agreements and subsequent to its assumption of Baxter’s obligations, Fenwal is currently responsible for manufacturing and supplying illuminators and disposable kits associated with the platelet and plasma systems for commercial use through 2008 and certain components of the platelet and plasma systems through 2009. Fenwal may be unable to manufacture or supply adequate quantities of platelet or plasma systems to meet demand, which may damage our customer relationships. We will also be dependent on Baxter and Fenwal to transfer know-how relevant to the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal or Baxter. We may be unable to establish alternate sources of supply to Fenwal without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review, which would delay our ability to commercialize the platelet and plasma systems. If Fenwal fails to manufacture an adequate supply of components or devices within quality specifications, we may be unable to supply products to our customers. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Any delay in the availability or disruption in supply from Fenwal of devices, components or Intersol, a proprietary platelet storage solution manufactured by Fenwal, could delay further regulatory approvals, market introduction and subsequent sales of the systems. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal is uncertain, we may choose to build inventories of raw materials or work-in-process components, which would consume capital resources and may cause our supply chain to be less efficient. We have recently contracted directly with third-party suppliers of certain components to the platelet and plasma systems which Fenwal had used historically in an effort to make the supply of components more reliable, though doing so will increase our investment in raw material and work-in-process inventory and subject us to minimum purchase requirements in 2008. Suppliers of these components may not meet quality specification we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. Moreover, the inclusion of components manufactured by others could require us to seek new approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. Fenwal manufactures our platelet and plasma systems in facilities that are not FDA-approved. Our agreements do not require Fenwal to validate these manufacturing facilities with the FDA. In order to be sold in the United States, our systems would be required to be manufactured in an FDA-approved facility. FDA validation of a manufacturing facility, whether owned by Fenwal or by another party, will be costly and time-consuming.

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

Our system for platelets is designed to work with platelets collected using a proprietary platelet storage solution, called Intersol, manufactured by Fenwal. For platelets collected by apheresis, the INTERCEPT platelet system is most compatible with Fenwal’s apheresis platelet collection system, because it facilitates the use of Intersol. For platelets prepared from whole blood, our platelet system is most compatible with the buffy coat collection method, again because this method facilitates the use of Intersol as an additive solution to the platelet concentrate. As a result, we have conducted most of our clinical studies using either Fenwal’s equipment or buffy coat platelets. More recently, we have begun conducting studies in Europe supporting the use of the platelet system in combination with other collection and preparation platforms. We may be required to obtain separate regulatory approval for Intersol, a proprietary platelet storage solution manufactured by Fenwal, in the United States and in countries which do not recognize CE mark approval before we would be allowed to sell Intersol to customers in those countries.

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

The INTERCEPT Blood System products, including many of the components, have been manufactured on a commercial scale on only a limited basis. Fenwal relies on third parties, including Baxter, to manufacture and assemble some of the platelet and plasma system components, many of which are customized and have not been manufactured on a commercial scale. Fenwal has produced some pathogen inactivation systems in modest commercial quantities, but may not be able to manufacture and assemble other systems or in larger quantities, or do so economically. Because of low sales volumes and other reasons, Fenwal’s costs to manufacture commercial components for the platelet system have been greater than we previously anticipated and may continue to rise. It is uncertain what effect Fenwal’s independence from Baxter will have on its cost structure or on transfer prices from Baxter to Fenwal and costs ultimately passed on to us. These issues may result in reducing our potential gross profit margin from platelet and plasma system sales.

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

Baxter and we have licensed to BioOne rights to commercialize the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in those countries. We understand Fenwal has assumed the rights and obligations of Baxter with regard to Baxter’s agreements with BioOne. BioOne is dependent on Fenwal for the manufacture and supply of the platelet and plasma systems. We understand that Fenwal has not maintained Baxter’s CE mark registration for the platelet system after it expired in mid-2007; however, Fenwal may choose to apply for CE marks for the platelet and plasma systems under its own label. If Fenwal elects not to obtain such CE marks, BioOne will be required to obtain regulatory approval or import licenses on its own in countries within its licensed territory. BioOne may be unable to qualify the platelet and plasma systems for sale in certain countries in its territory in the absence of CE marks being held by Fenwal, even if CE marks are held by us.

BioOne has made only limited progress to date in commercializing the platelet and plasma systems in Asian territories. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are dependent on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require our platelet and plasma systems to be widely adopted commercially in Europe or approved by the FDA before the platelet and plasma systems are considered for approval in Japan, which would delay or prevent BioOne from achieving significant product revenue. In July 2007, BioOne raised limited additional capital in order to fund curtailed operations. At these reduced operating levels, BioOne’s abilities to commercialize the platelet and plasma systems in its Asian territories will be compromised. There is no assurance that BioOne will be able to attract additional required capital in the future to successfully commercialize those products licensed from Fenwal and us.

Our vaccine programs are in an early stage of development.

Our vaccine programs are in an early stage of development and there is a high risk of failure. We will be required to perform extensive preclinical and clinical testing before any product candidate can be submitted for regulatory approval prior to commercialization. Clinical testing is very expensive, takes many years, and the outcome is uncertain. Failure to demonstrate the safety or efficacy of a product candidate in preclinical studies or clinical trials would delay or prevent regulatory approval of that product candidate. Our potential vaccine products must meet rigorous testing standards in order to advance to clinical testing. Other than CRS-100 being tested in a current Phase I clinical trial and CRS-207, for which a Phase I clinical trial is about to enroll subjects, no product candidates employing either our Listeria or our KBMA platform technologies have been tested in humans, and preclinical data in animal studies, from in vitro experiments and data from patients in the first dose cohorts of the Phase I clinical trial for CRS-100, may not be predictive of clinical safety and efficacy once product candidates are tested further in humans. Our immunotherapy product candidates are unlikely to be used as single agents for the treatment of cancer or infectious diseases, but rather in combination with other drugs and treatment regimens. Testing our vaccines in combination with other drugs and treatment regimens in clinical trials will introduce additional clinical, timeline and regulatory risks and complexities, including added expense, delay in conducting clinical trials and uncertain regulatory requirements.

Naturally-occurring Listeria is a bacterium that is a human pathogen that can cause serious illness. Our immunotherapy product candidates for cancer indications use proprietary, modified strains of Listeria that are designed to have a substantially reduced ability to cause illness in humans. However, before our vaccine candidates can be accepted for clinical testing, we must successfully complete a number of preclinical safety studies. We may not be able to identify a dose range in which our product candidates are therapeutically effective and yet maintain adequate safety margins. Investigators have encountered and may continue to encounter difficulties in enrolling suitable patients in our trials, which have contributed to delays and increased costs in completing the CRS-100 Phase I trial. Clearance of a Phase I clinical trial using CRS-100 and CRS-207 does not imply concurrence by FDA to our conducting later stage studies with CRS-100 and does not imply clearance for clinical trials of our other Listeria vaccine candidates expressing antigens apart from CRS-207. Because CRS-207 and our other preclinical product candidates using Listeria rely on the same base strain of Listeria used in CRS-100, any adverse findings in clinical trials of CRS-100 would likely adversely affect our ability to develop and test these other product candidates in human clinical trials. Our Phase I clinical trials for CRS-100 and CRS-207 involve testing in patient populations with advanced disease. We may be unable to test CRS-100, CRS-207 and our other product candidates in subsequent trials in patient populations that we believe may be better suited clinically or commercially to our vaccines.

Because our vaccine candidates use novel platforms, the FDA or foreign regulators may require studies that we have not anticipated. We may be required to monitor patients enrolled in clinical trials for certain of our products throughout their lifetimes, which would add both cost and complexity to such clinical trials. In addition, we have contracted with third-party manufacturers to produce our vaccines for research, preclinical and clinical testing. We have manufactured CRS-100 and CRS-207 for toxicology studies and Phase I clinical trials, but have not engaged in scale-up of the manufacturing process or the development of a commercial formulation. We also rely on third parties to conduct aspects of preclinical and clinical development on our behalf, including contract manufacturing and research services. These third parties may encounter delays, over which we have significantly less control than research and development activities performed in-house, or experience unexpected results. We may experience numerous unforeseen events during, or as a result of, the preclinical research and development process that could delay or prevent clinical testing, regulatory approval and commercialization of our potential products.

Our ability to successfully develop cancer and infectious disease products is dependent in part on being able to attract and retain partners and collaborators, as well as governmental funding sources.

The development and commercialization of product candidates employing our Listeria and KBMA platform technologies will be expensive, lengthy and uncertain. To date, we have relied not only upon internal scientific, development and financial resources, but also upon third parties. We licensed our Listeria platform to MedImmune for use in developing a product candidate potentially applicable to cancers expressing EphA2, a proprietary antigen owned by MedImmune. On April 12, 2007, MedImmune announced that it was investigating strategic alternatives, up to and including the sale of the company. As of September 2007, our agreement with MedImmune was terminated.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. In Europe, several companies, including Grifols

S.A., Octapharma AG and MacoPharma International GmbH, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. Navigant Biotechnologies, a wholly owned subsidiary of Gambro Group, is developing a pathogen inactivation system for blood products and has been issued a CE mark for a platelet system based on interim Phase III clinical trial data.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. In 2005, we realized a $22.1 million nonrecurring gain associated with the restructuring of a loan payable in 2005 and, as a result of this gain, we recorded net income of $13.1 million in 2005. At September 30, 2007, we had an accumulated deficit of approximately $345.3 million. Except for the platelet and plasma systems, which have received European Union CE mark approval, all of our products are in the research and development stage, and we have not received significant revenue from product revenue. We may be required to reduce the sales price for our products in order to make them economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. Because the contracts with large, public-sector customers, such as the EFS, for the INTERCEPT Blood System may not be confidential due to the public tender process, their terms may set contractual precedents that would not be acceptable to us if applied to contracts with our other customers. We have received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements. We will be required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. We expect our losses to continue at least until more of our product candidates are commercialized and achieve significant market acceptance.

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

Through September 30, 2007, we had been awarded $41.7 million in funding under cooperative agreements with the Department of Defense, and have received $41.3 million in proceeds from these awards. We also have received funding under grants from the National Institutes of Health. Further funding awarded under federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. If we are unable to obtain Federal grant and cooperative agreement funding for future activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

We may be unable to consummate a transaction involving our immunotherapy programs on terms that are acceptable to us. If we are able to consummate a transaction involving our immunotherapy programs, it will likely result in a substantial dilution in our ownership interest in the immunotherapy programs.

On April 26, 2007, we announced that we had begun exploring strategic alternatives for our cancer and infectious disease immunotherapy programs. We have considered several possible business structures, including partnering some or all of the programs within our immunotherapy business with companies having established programs in immunology or in cancer and infectious disease indications, combining our immunotherapy business with another public or private company, or spinning out the business for an equity interest in a newly-formed immunotherapy company. If we are able to consummate a transaction involving our immunotherapy programs with a newly-formed immunotherapy company, we will likely retain less than a twenty percent ownership in the new company. The value we immediately receive from any such transaction will likely be substantially less than the cumulative expenditures we have made developing our immunotherapy programs and likely will involve no upfront cash payment to us. We may be unable to consummate a transaction involving our immunotherapy programs, which would then require that we either fund increased operations internally or curtail operations.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe our work predates the invention disclosed in that patent. We are continuing to review that patent and will make a determination as to whether any action is necessary. In addition, others hold patents, and have pending patent applications, concerning Listeria -based immunotherapies. Those patents and new patents that may be issued upon the pending applications, if valid, would restrict us from bringing to market particular embodiments of Listeria -based immunotherapy products. While we believe that such restrictions do not preclude us from developing and commercializing our Listeria -based immunotherapy products, they may preclude us from pursuing certain product approaches that might otherwise be promising. Our key blood safety patents generally expire at various dates between 2013 and 2018. Recent patent applications, principally related to our immunotherapy programs, will, if granted, result in patents with later expiration dates. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2005, to September 30, 2007, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $2.93 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

•	decisions regarding reimbursement and commercial adoption by customers, national blood services or governmental bodies;

•	biological or medical discoveries;

•	technological innovations or new commercial services by us or our competitors;

•	developments concerning proprietary rights, including patents and litigation matters;

•	regulatory developments in both the United States and foreign countries;

•	status of development partnerships;

•	dilution from future issuances of common stock, including through the exercise of vested stock options;

•	public concern as to the safety of new technologies;

•	general market conditions;

•	comments made by analysts, including changes in analysts’ estimates of our financial performance; and

•	quarterly fluctuations in our revenue and financial results.

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

None

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

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto

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

CERUS CORPORATION

Date: October 30, 2007	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, dated April 26, 2007

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.