Form 10-Q
period 2008-03-31
CERUS CORP
filed 2008-05-06
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐    NO  ☒

As of April 21, 2008, there were 32.4 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2008

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008 (Unaudited)	December 31, 2007 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,743	$19,625
Short-term investments	24,971	37,225
Accounts receivable, net of allowance of $98 and $0 at March 31, 2008 and December 31, 2007, respectively	7,633	7,772
Inventories	9,523	7,062
Prepaid and other current assets	1,515	2,218

Total current assets	65,385	73,902
Non-Current assets:
Property and equipment, net	1,695	1,322
Long-term investment in related party	2,120	1,874
Other assets	820	1,111

Total assets	$70,020	78,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,631	$10,107
Accrued liabilities	5,842	6,679
Deferred revenue	289	1,504
Capital lease obligation	24	30

Total current liabilities	13,786	18,320
Non-Current Liabilities
Capital lease obligation	—	2
Other non-current liabilities	226	—

Total liabilities	14,012	18,322
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	32	32
Additional paid-in capital	408,350	407,010
Accumulated other comprehensive income	148	75
Accumulated deficit	(362,018)	(356,726)

Total stockholders’ equity	$56,008	$59,887

Total liabilities and stockholders’ equity	$70,020	$78,209

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product revenue	$4,852	$1,187
Government grants and cooperative agreement	117	1,064

Total revenue	4,969	2,251
Cost of product revenue	1,714	824

Gross profit	3,255	1,427
Operating expenses:
Research and development	3,076	3,266
Selling, general and administrative	6,809	5,322

Total operating expenses	9,885	8,588

Loss from operations	(6,630)	(7,161)
Interest income and other, net	1,338	1,088

Net loss from continuing operations	$(5,292)	$(6,073)

Discontinued operations:
Loss from discontinued operations	—	(735)

Net loss from discontinued operations	—	(735)

Net loss	$(5,292)	$(6,808)

Net loss per common share:
Net loss from continuing operations per share – basic and diluted	$(0.16)	$(0.19)
Net loss from discontinued operations per share – basic and diluted	$—	$(0.02)
Net loss per share – basic and diluted	$(0.16)	$(0.21)
Weighted average common shares outstanding used for basic and diluted net loss per share:
Basic	32,210	31,760
Diluted	32,210	31,760

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(5,292)	$(6,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	213
Stock-based compensation to employees	623	523
Changes in operating assets and liabilities:
Accounts receivable	139	(4,025)
Inventories	(2,461)	(744)
Other assets	752	544
Deferred gain	—	(495)
Accounts payable and accrued expenses	(3,355)	(3,295)
Deferred revenue	(1,215)	126

Net cash used in operating activities	(10,699)	(13,961)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(220)	(136)
Purchases of short-term investments	(1,297)	(7,457)
Sales of short-term investments	800	—
Maturities of short-term investments	12,824	14,186

Net cash provided by investing activities	12,107	6,593
Financing activities:
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units	717	290
Payments on capital lease obligations	(7)	(17)

Net cash provided by financing activities	710	273

Net increase (decrease) in cash and cash equivalents	2,118	(7,095)
Cash and cash equivalents, beginning of period	19,625	46,287

Cash and cash equivalents, end of period	$21,743	$39,192

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its wholly-owned subsidiary, Cerus Europe B.V. (collectively, the “Company”), after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments and reclassifications, considered necessary for a fair presentation have been included. The results of the Company’s former immunotherapy business, which was sold to a newly-formed company in November 2007, are recorded as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented. As such, results previously reported have been restated to reflect the discontinued operation treatment of the immunotherapy business. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007, has been derived from our audited financial statements as of that date.

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

The Company’s main sources of revenues through March 31, 2008, have come product revenue from sales of the INTERCEPT Blood System , research and development activities and agreements, United States government grants and awards, , and commercialization agreements.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order or signed sales contract as evidence of written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product. Deliverables and the units of accounting vary according to the provisions of the agreement. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At March 31, 2008, the

Company had $0.3 million of short-term deferred revenue on its condensed consolidated balance sheet. Freight costs charged to customers are recorded as a component of revenue under EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. Value-added-taxes (VAT) that the Company invoices to its customers and remits to governments are recorded on a net basis, which is excluded from product revenue.

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

In accordance with Statement of Financial Accounting Standards (FASB) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income (expense) and other, net. The Company’s available-for-sale securities consist primarily of corporate debt securities and U.S. government agency securities.

Unrealized gains and losses at March 31, 2008, and December 31, 2007 are reported in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three months ended March 31, 2008, the Company recorded other-than-temporary impairments on certain investments held in its portfolio totaling $0.1 million. These investments primarily relate to fixed income securities of instruments sensitive to the mortgage industry. At March 31, 2008, the Company recorded the fair value of these investments on its condensed consolidated balance sheet which will be the Company’s basis in recording prospective unrealized gains and losses. See Note 2 regarding the inputs used to determine the fair value of these investments. The cost of securities sold is based on the specific identification method.

As of March 31, 2008, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within other long-term assets on its condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy by a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At March 31, 2008, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company performs ongoing credit evaluations of its customers and does not generally require collateral from its customers to secure accounts receivable. The Company provides an allowance for estimated losses on receivables based on a review of the current status of existing receivables and historical collection experience. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations. At March 31, 2008, approximately 18% of outstanding receivables were concentrated with one customer. Subsequent to March 31, 2008, the balance from this one customer was paid in full.

Inventories

At March 31, 2008, inventory consists of finished goods of INTERCEPT disposable kits, components thereof, illuminators, and certain replacement parts for the illuminators. Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Platelet and plasma system disposable kits generally have a two-year life from date of manufacture. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At March 31, 2008, the Company had written down approximately $42,000 associated with potentially obsolete or expiring product.

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

Long-Term Investments

BioOne Corporation

The Company accounted for its long-term investment under the either the cost method of accounting or equity method of accounting in accordance with Accounting Principles Bulletin No.18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock” (“FIN 35”). At March 31, 2008, the Company held approximately 13% interest in the voting securities of BioOne Corporation (“BioOne”) and accounted for its investment in BioOne under the cost method. At March 31, 2007, and through June 30, 2007, the Company held approximately 20% of the voting securities of BioOne. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: limited availability of and infrequency of access to financial information of BioOne, majority shareholder mix in BioOne, and the Company’s lack of representation on BioOne’s board of directors. As a result of its evaluations, at March 31, 2008 and December 31, 2007, the Company has accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

In July, 2007, BioOne completed an equity financing on terms reflecting a valuation substantially below the valuations of previous rounds of financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its equity interest in BioOne during the three months ended June 30, 2007. The Company’s investment in BioOne is included in long-term investment in related party on its condensed consolidated balance sheet at $2.1 million at March 31, 2008. The Company evaluates several criteria to determine the fair value of the equity received. In addition, on an ongoing basis, the Company evaluates several criteria to determine and whether or not the facts and circumstances support the carrying value of the investment balance. These criteria include, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne, and available financial information. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne’s equity at March 31, 2008, deteriorate, the Company will need to reassess the recorded basis of its investment in BioOne.

Anza Therapeutics, Inc.

In November 2007, the Company sold its immunotherapy business to Anza Therapeutics, Inc. (“Anza”), which received initial funding from a syndicate of venture capital firms, including Kleiner Perkins Caufield & Byers, Sofinnova Ventures and Versant Ventures. The Company sold certain tangible and intangible assets in connection with this sale, consisting primarily of certain laboratory equipment and intellectual property. In exchange for the tangible and intangible assets, the Company received 5,000,000 shares of Series AA Preferred Stock, constituting an equity interest of approximately 17.8% (15.5% fully diluted) of Anza’s equity. Of this, up to 1,000,000 shares is to be returned to Anza if the expected size of certain grants is not received by Anza. The Series AA Preferred Stock is non-voting and has no rights of representation on Anza’s board of directors, but otherwise generally carries the same rights and privileges as the Series A Preferred Stock of Anza purchased by the venture capital investors. In addition to equity, the Company is eligible to receive future cash milestone payments of up to $94 million, as well as low single-digit royalty payments, if certain vaccine candidates generated from the transferred assets are successfully developed and commercialized. Of the milestone payments for which the Company is eligible, $90 million is payable only upon reaching specified annual sales levels within a certain number of years of product launch for the first two products brought to market incorporating Anza’s proprietary Listeria technology.

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

The Company has accounted for its immunotherapy business as a discontinued operation, and has restated its financial statements for prior periods to reflect the discontinued operation. The Company is providing certain transition services to Anza, generally for less than one year, under terms of a transition services agreement in which Anza will reimburse the Company for its direct costs associated with providing such services. The transition services the Company is providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. The Company also subleased 14,800 square feet to Anza under a sublease which expires on October 31, 2008, unless terminated sooner.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars at historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations as a component of interest income and other, net. The Company recorded $1.0 million and $9,000 in foreign currency gains during the three months ended March 31, 2008 and 2007, respectively.

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

The Company accounts for stock-based compensation in accordance with, the FASB’s Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Payment.” Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Total stock-based compensation recognized on the Company’s condensed consolidated statement of operations for each of the three months ended March 31, 2008 and 2007, impacted net loss per common share by $0.02 per share.

See Note 7 for further information regarding our stock-based compensation assumptions and expenses.

The Company applies the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) for its non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in its condensed consolidated statements of operations.

Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes the standards of reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income for the three months ended March 31, 2008 and 2007 consisted of unrealized gains from the Company’s available-for-sales short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. The adoption of FIN 48 has not resulted in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2004 through 2007 remain subject to examination by the taxing jurisdictions to which the Company is subject.

Net Income (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities, such as stock options, restricted stock units and convertible preferred stock, if dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss from continuing operations	$(5,292)	$(6,073)
Net loss from discontinued operations	—	(735)

Net loss	$(5,292)	$(6,808)
Denominator:
Basic weighted average number of common shares outstanding	32,210	31,760
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	—	—

Diluted weighted average number of common shares outstanding	32,210	31,760

Net loss from continuing operations – basic and diluted	$(0.16)	$(0.19)
Net loss from discontinued operations – basic and diluted	$—	$(0.02)
Net loss per common share – basic and diluted	$(0.16)	$(0.21)

The table below presents stock options, preferred stock and restricted stock units that are excluded from the diluted net loss per common share due to their anti-dilutive effect (shares in thousands):

	Three Months Ended March 31,
	2008	2007
Antidilutive securities—weighted average shares	5,421	5,721

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company, if these arrangements are within the scope of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that indemnify the counter party from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions and is not able to estimate the maximum potential impact of these indemnification provisions on its future operating results.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been no warranty costs incurred through March 31, 2008. Accordingly, at March 31, 2008, the Company has not accounted for any potential warranty costs.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted FAS 157 for financial assets beginning January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 became effective for the Company beginning January 1, 2008, although the Company has not chosen to measure eligible assets and liabilities at fair value under the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on the Company’s condensed consolidated statements of position, results of operations, or cash flows.

In November 2007, the Emerging Issues Task Force (“EITF”) ratified a consensus on EITF Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of EITF 07-1 on its financial position, results of operations and cash flows, however, it does not anticipate the adoption of EITF 07-1 to have a material impact.

In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 was adopted by the Company on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Note 2 – Financial Instruments

The Company measures and records certain financial assets at fair value on a recurring basis, including its available-for-sale short-term investments. The Company’s available-for-sale short-term investments consist of fixed income corporate bonds and US government agency securities. The Company classifies investments with remaining maturities of three months or less at the date of purchase, as cash equivalents. Cash equivalents consist of corporate commercial paper and money market funds, for which the carrying amount is a reasonable estimate of fair value.

At March 31, 2008, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Fixed income available-for-sale-securities	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,892	$	$7,892	$—
Commercial paper	11,559	—	11,559
Corporate obligations	19,157	—	19,157
U.S. government agency securities	4,519		4,519

	$43,127	$—	$43,127	$—

Note 3. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31,
	2008	2007
Work in process	$1,770	$—
Finished goods	7,753	2,577

	$9,523	$2,577

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,
	2008	2007
Accrued compensation and related	$1,055	$1,166
Accrued contract and other accrued expenses	4,787	6,489

	$5,842	$7,655

Note 5 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. The Company’s facility leases qualify as operating leases under SFAS No. 13, “Accounting for Leases” and as such, are not included on its balance sheet.

Royalties

The Company is obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the INTERCEPT Blood System for red blood cells (the “red blood cell system”), and 6.5% for illuminators.

Purchase Commitments

The Company is party to agreements with certain providers of INTERCEPT blood safety system components which the Company purchases and provides to Fenwal, Inc. (“Fenwal”) at no cost. Certain of these agreements require minimum purchase commitments from the Company.

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

Pursuant to the settlement agreements, the plaintiffs in each case released defendants from all known and unknown claims related to such litigation, without any admission of wrongdoing or liability by any party. Under these settlement agreements, the total cash settlements are funded entirely by insurance carriers under the Company’s directors’ and officers’ liability insurance policy and will have no financial impact on the Company. Additionally, under the derivative suit settlement, the Company agreed to take or continue certain corporate governance measures. These measures involved, among others, the Company’s making a good faith diligent effort to add one or two independent directors to its Board of Directors by September 1, 2007, (which has now been achieved by the addition of one new director); and its committing through January 1, 2009, unless otherwise required by law, that two thirds of its Board of Directors will in good faith and with diligent effort consist of independent directors. Under terms of the settlements, the Company believes that these matters will not have a material effect on its results of operations or financial position.

Note 6 – Preferred Stock

Baxter International, Inc. (“Baxter”) holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 common shares. If all shares of Series B preferred stock were converted to common stock, 332,700 common shares would be issued, which represents 1.0% of our outstanding common shares as of March 31, 2008. We have the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 7 – Stock-Based Compensation

We maintain stock compensation plans as long-term incentives for employees, contractors, and members of our Board of Directors and Scientific Advisory Boards. Currently, our active stock option plans include the 1998 Non-Officer Stock Option Plan (the “1998 Plan”) and the 1999 Equity Incentive Plan (the “1999 Plan”).

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

Restricted Stock Units

In March 2004, we granted restricted stock units to certain then-current employees. Subject to each grantee’s continued employment, shares underlying restricted stock unit grants vest in four semi-annual installments. We recorded compensation expense based on the fair value of the underlying common stock as of the grant date, recognized over the vesting period on a straight-line basis. During the three months ended March 31, 2007 and 2008, we granted restricted stock units to the Chief Executive Officer and Vice Presidents in accordance with the Bonus Plan for Senior Management of Cerus Corporation. Subject to each grantee’s continued employment, shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term.

Restricted stock unit grants made in connection with the Bonus Plan for Senior Management of Cerus Corporation are presented in the following table:

Three Months Ended March 31,	Units granted	Value per unit	Units vested at March 31, 2008
2008	43,086	$6.99	—
2007	60,620	5.54	20,207
2006	37,098	10.32	24,732

Total	140,804		44,939

Stock-based Compensation

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

The assumptions used to value option grants for the three months ended March 31, 2008, and 2007 were as follows:

	2008	2007
Expected term (in years)	4.16-6.73	5.00-5.48
Volatility	59.1%	61.5%
Risk free interest rate	4.03%	4.32%

The assumptions used to value employee stock purchase rights for the quarters ended March 31, 2008, and 2007 are as follows:

	2008	2007
Expected term (in years)	0.50	0.50
Volatility	54.6%	58.68%
Risk free interest rate	4.4%	5.12%

Total stock-based compensation recognized on our condensed consolidated statement of income for the three months ended March 31, 2008 and 2007, was as follows:

	2008	2007
	Option Grants and Stock Purchase Rights
Research and development	$200	$253
Selling, general and administrative	423	270

	$623	$523

Activity under the stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2007	5,173	12.133
Granted	100	6.469
Cancelled	(132)	12.720
Exercised	(219)	2.887

Balances at March 31, 2008	4,922	12.414

The total aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 and 2007 was $4.1 million and $5.1 million, respectively. The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was $3.56 and $3.27 per share, respectively. The weighted average remaining term of options exercisable at March 31, 2008 was 4.87 years. As of March 31, 2008, we had stock-based compensation expense of $4.3 million related to nonvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 2.65 years. The following table depicts the population of stock options at range of exercise prices outstanding at March 31, 2008:

(Shares in thousands)	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.050—2.050	50	6.36	$2.050	34	$2.050
$2.140—2.280	530	5.27	$2.277	424	$2.276
$2.390—2.890	334	5.69	$2.540	254	$2.550
$2.950—3.250	542	6.12	$3.235	518	$3.236
$3.480—5.550	672	7.09	$5.071	373	$4.768
$5.570—7.000	503	7.86	$6.411	245	$6.431
$7.100—8.730	638	8.69	$8.406	112	$7.637
$8.860—9.610	503	6.68	$8.939	328	$8.943
$10.15—26.25	492	3.41	$17.949	461	$18.448
$26.50—75.25	658	2.75	$48.457	658	$48.457

	4,922	5.98	$12.414	3,407	$14.935

Note 8 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive income loss and its components were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss:
As reported	$(5,292)	$(6,808)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	148	1

Comprehensive loss	$(5,144)	$(6,807)

Note 9 – Development and License Agreements

Agreements with BioOne

In April 2004, the Company made an investment in the common stock of BioOne, a privately held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms, other corporations and individual investors.

Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In addition to previously received and recognized milestone payments, the agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and the Company.

Additionally, Baxter and the Company entered into agreements with BioOne for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the agreements, the Company received cash and equity securities of BioOne. The Company evaluates several criteria to determine the fair value of equity received. These criteria include, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne, and available financial information. Since BioOne is a privately-held Japanese company, it is only obligated to provide the Company with annual financial information at the end of its fiscal year which ends in May. Therefore, although the Company used the best available information at the time, there can be no absolute assurance that facts and circumstances will not change in the future.

In 2007, BioOne received equity financing from institutional and corporate investors at a price per share below the Company’s carrying value at that time. The Company did not participate in this equity offering. However, as a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its interest in BioOne equity during the three month period ended June 30, 2007. The Company’s investment in BioOne, which had been recorded at $11.2 million as a long term investment in related party on its balance sheet, was written down to $1.7 million as of December 31, 2007. At March 31, 2008, due to foreign currency fluctuations between the U.S. Dollar and Japanese Yen, the Company had recorded the investment in BioOne at $2.1 million. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne at March 31, 2008, deteriorates, it will need to reassess the recorded basis of its investment in BioOne.

At March 31, 2008 and December 31, 2007, the Company held approximately 15% of the voting securities of BioOne. The Company evaluated several criteria in determining that it does not have the ability to exercise significant influence over BioOne. As a result of this evaluation, at March 31, 2008, the Company continues to account for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

Cooperative Agreements with the U.S. Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the U.S.

armed forces for medical transfusions. Under the conditions of the agreements, the Company is reimbursed for development funding expenses incurred for conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the U.S. armed forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $0.0 million and $1.1 million of revenue under these agreements during the three months ended March 31, 2008 and 2007, respectively.

Note 10 – Disclosures About Segments of an Enterprise

At March 31, 2008, the Company operates only one segment, blood safety. Prior to its November 2007 sale of its former immunotherapy business to Anza Therapeutics, Inc., the Company operated two segments: blood safety and immunotherapy. Results for the three months ended March 31, 2007 have been restated to show the Company’s former immunotherapy segment as a discontinued operation. Results for the Company’s remaining segment, the blood safety segment, are the same as its condensed consolidated results. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on the net revenues and operating income (loss) of the blood safety segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “plan” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval, market acceptance of our products, reimbursement, development and testing of additional configurations of our products, regulation by domestic and foreign regulatory authorities, a transition away from a reliance on Baxter International, Inc. and Fenwal, Inc. for sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fenwal and third parties to manufacture certain components of the INTERCEPT Blood System, our successful completion of our product components’ commercial design, our reliance on our relationship with BioOne Corporation, more effective product offerings by, or clinical setbacks of, our competitors, product liability, potential for financial return from the spin-off of our immunotherapy business, our use of hazardous materials in the development of our products, business interruption due to earthquake, our limited operating history and expectation of continuing losses, the need for additional financing, protection of our intellectual property rights, volatility in our stock price, legal proceedings, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors,” in Item 1A of Part II of this quarterly report and in our other documents filed with the Securities and Exchange Commission. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized during the three months ended March 31, 2005, we have been generally unprofitable since inception and, as of March 31, 2008, had an accumulated deficit of approximately $362.0 million. Our INTERCEPT platelet system, or the “Platelet System” and our INTERCEPT plasma system, or the “Plasma System” have received CE marks and are being marketed in Europe and the Middle East. We are pursuing regulatory approvals for the platelet and plasma systems in the United States and other countries. The INTERCEPT red blood cell system, or the red blood cell system, is in early stage clinical development.

In November 2007, we sold our former immunotherapy business to Anza Therapeutics, Inc. (“Anza”), which received initial funding from a syndicate of venture capital firms, including Kleiner Perkins Caufield & Byers, Sofinnova Ventures and Versant Ventures. We sold certain tangible and intangible assets associated with our immunotherapy business, consisting primarily of certain laboratory equipment and intellectual property. In exchange for the tangible and intangible assets, we received an equity interest of approximately 17.8% (15.5% fully diluted) of Anza’s equity. In addition to equity, we are eligible to receive future cash milestone payments of up to $94.0 million, as well as low single-digit royalty payments, if certain vaccine candidates generated from the transferred assets are successfully developed and commercialized. Of the milestone payments for which we are eligible, $90 million is payable only upon reaching specified annual sales levels within a certain number of years of product launch for the first two products brought to market incorporating Anza’s proprietary Listeria technology.

We have accounted for the immunotherapy business as a discontinued operation, and have restated our condensed consolidated financial statements for prior periods to reflect the discontinued operation. We are providing certain transition services to Anza, generally for less than one year, under terms of a transition services agreement in which Anza will reimburse us for our direct costs associated with providing such services. The transition services we are providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. We also subleased 14,800 square feet to Anza under a sublease, which expires on October 31, 2008, unless terminated sooner.

To date, our primary source of revenue has been from milestone payments and development contracts and collaborative agreements and grants from U.S. government agencies, including the U.S. Armed Forces and the National Institutes of Health, or NIH. We have recognized modest European product revenues to date from the sale of our platelet and plasma systems. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our blood safety product candidates in other markets, including the U.S., that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe and the Middle East. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations.

Through March 31, 2008, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from commercialization agreements with BioOne, as well as from grants and cooperative agreements from the Armed Forces. As a result of selling our immunotherapy business to Anza Therapeutics, Inc., revenue associated with grants and cooperative agreements with the NIH is reported as a component of loss from discontinued operations for all periods presented.

Under the agreements with BioOne, we have received milestone payments and may receive additional contingent milestone payments and royalties on future product sales.

As a result of preexisting agreements we had with Baxter, in March 2007, we began paying Fenwal royalties on product sales, at a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system, and 6.5% on sales of illuminators. This royalty structure replaced the terms of previous agreements with Baxter under which we had received a defined share of gross profit from product sales. Baxter also agreed to manufacture systems for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and components through December 31, 2009, and agreed to supply only very limited types of components for the prototype of the red blood cell system. In March 2007, we were informed that Fenwal had assumed Baxter’s manufacturing obligations to us.

We are responsible for the commercialization and development of the platelet and plasma systems, except in parts of Asia, where our agreements with BioOne have assigned such obligations to BioOne. We expect that our spending in support of research, development and commercialization of the platelet and plasma systems over the next several years will be in excess of the contribution from product sales to customers and from milestone payments and development funding for such programs from BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of preclinical and clinical trials and device development of our red blood cell system.

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related revenue recognition, inventory valuation, accrued liabilities, non-cash stock compensation assumptions, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•	Revenue— Revenue is recognized when (i) a written agreement exists; (ii) products and/or services have been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

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

Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. Revenue related to substantive at-risk milestones specified under development contracts is recognized as the milestones are achieved. To date, we have not received license fees or milestone payments that are refundable. To the extent that they are subject to future performance criteria, we recognize revenue ratably over the estimated license or development period. We have received up-front payments from collaboration agreements. These up-front payments are deferred and recognized over the period where we estimate we are likely to have involvement. We have also received equity in two privately held companies in addition to cash as consideration for licensed rights or technologies. We evaluate several criteria to determine the fair value of the equity received and to conclude whether the facts and circumstances support a fair value for revenue recognition and the investment balance. These criteria include, but are not limited to, third-party investor interest and participation in recent equity offerings at current pricing, business outlook of the privately held company, and available financial information of the privately held company. The financial information we receive is generally only available on an infrequent basis. Although management uses the best available information at the time, there can be no absolute assurance that facts and circumstances will not change in the future. Should these facts and circumstances change, they may negatively impact our condensed consolidated financial statements. We receive certain United States government grants and contracts that support our research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

•

Inventory – We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. Our platelet and plasma system kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable. Our limited history selling the INTERCEPT Platelet and Plasma Systems limits the amount of historical data we have to perform such analysis. Generally, we write-down specifically identified obsolete, slow-moving, or known unsalable inventory using a number of factors including product expiration dates, open and unfulfilled orders, forecasts, and inventory turnover.

•

Accrued expenses – We record accrued liabilities for certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as transition services and development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•

Stock-based compensation – We issue stock-based awards to our employees, Board of Directors, Scientific Advisory Boards and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards under FAS 123R, “Accounting for Stock-Based Compensation” (FAS 123R). We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model. We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

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

If factors change and we utilize different assumptions in determining the grant-date fair value of stock compensation expense in the future, or if we utilize a different option pricing model in the future, then those results may differ significantly from what we have recorded in the current period and could materially affect our operating results. There is significant risk that the Black-Scholes option pricing model and the judgment we have used in ascertaining the variables will yield results that differ materially from the actual values realized upon the exercise, expiration, termination or forfeitures of the awards in the future. Historical results were utilized in deriving our variables, which may not be indicative of the future.

•

Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in Financial Accounting Standard 109, “Accounting for Income Taxes” (“FAS 109”) is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not have a significant impact on us. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three-Month Periods Ended March 31, 2008, and 2007

Revenue

	Three months ended March 31,
(in thousands, except percentage)	2008	2007	Change
Product revenue	4,852	1,187	3,665	309%
Government grant and cooperative agreements	117	1,064	(947)	(89)%

Total revenue	$4,969	$2,251	$2,718	121%

Product revenue increased $3.7 million to $4.9 million during the three months ended March 31, 2008, compared to $1.2 million during the comparable period in the prior year. The increase of $3.7 million was largely driven by an increase in the number of units sold of the platelet system and illuminators. The increase in the number of units sold is a result of increased market penetration and customer adoption of the INTERCEPT Blood System in Europe and the Middle East. We anticipate product revenues for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements decreased $0.9 million to $0.1 million for the three months ended March 31, 2008, from $1.1 million for the comparable period in 2007. The decrease was due primarily to the reduced awards from the Armed Forces for research activities for our INTERCEPT Blood System programs. We no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by the Small Business Administration. As a result, we will not be eligible to apply for any new grants for which only small businesses are eligible.

Cost of Product Revenue

Our cost of product sales consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, and certain order fulfillment costs. Inventory is accounted for on a first-in, first-out basis.

	Three months ended March 31,		Change
(in thousands, except percentage)	2008	2007
Cost of product revenue	$1,714	$824	$890	108%

Cost of product revenue increased $0.9 million, to $1.7 million during the three months ended March 31, 2008, from $0.8 million during the comparable period in the prior year. The increase in cost of revenue was primarily due to the higher number of platelet systems and illuminators sold during the three months ended March 31, 2008. In addition, royalties owed to Fenwal increased during the three months ended March 31, 2008, compared to the same period in 2007, due to increased product revenue. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume.

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

	Three months ended March 31,		Change
(in thousands, except percentage)	2008	2007
Research and development expenses	$3,076	$3,266	$(190)	(6)%

Research and development expenses decreased $0.2 million to $3.1 million for the three months ended March 31, 2008, from $3.3 million for the comparable period in 2007. Of our total research and development costs incurred, non-cash stock based compensation represented $0.2 million and $0.3 million for the three months ended March 3, 2008 and 2007, respectively. The slight decrease in our research and development expenses during the three months ended March 31, 2008, compared to 2007 was primarily the result of reduced development activities regarding our plasma system and lower clinical trial costs associated with our red blood cell system.

We anticipate our research and development spending may at times increase as a result of ongoing and later stage preclinical and clinical trials, and as potential new products move from development to preclinical and clinical trials. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensations, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended March 31,		Change
(in thousands, except percentage)	2008	2007
Selling, general, and administrative	$6,809	$5,322	$1,487	28%

Selling, general, and administrative expenses increased $1.5 million to $6.8 million for the three months ended March 31, 2008, from $5.3 million for the comparable period in 2007. Of the $6.8 million and $5.3 million of selling, general and administrative expense recognized during the three months ended March 31, 2008 and 2007, respectively, $0.4 million and $0.3 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the increase in selling, general and administrative expenses during the three months ended March 31, 2008, was primarily due to increased marketing activities and continued expansion of our operations in Europe, including increases in salaries and related personnel costs. We anticipate that selling, general, and administrative spending will continue to increase to support commercialization of the INTERCEPT Blood System.

Interest Income and Other, Net

Interest income and other, net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended March 31,		Change
(in thousands, except percentage)	2008	2007
Interest income (expense) and other, net	$1,338	$1,088	$250	23%

Net interest income and other, net was $1.3 million for the three months ended March 31, 2008, compared to $1.1 million during the comparable period in 2007. The increase was primarily due to favorable foreign currency variances between the Euro and U.S. Dollar, our functional currency. These gains were partially offset by the decrease in interest income during the three months ended March 31, 2008, compared to 2007. Interest income was $0.6 million and $1.1 million for the three months ending March 31, 2008 and 2007, respectively. The decrease in interest income was primarily due to lower cash and investment balances maintained during the three months ended March 31, 2008, compared to the comparable period in 2007.

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

Loss from Discontinued Operations

The results of our former immunotherapy segment are summarized in the following table:

	Three months ended March 31,
(in thousands, except percentage)	2008	2007	Change
Revenue	$—	$2,447	$(2,447)	(100)%
Operating expenses	—	3,182	(3,182)	(100)%

Loss from discontinued operations	—	(735)	(735)	(100)%
Loss from sale of discontinued operations	—	—

Net loss from discontinued operations	$—	$(735)	$(735)	(100)%

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne, United States government grants and cooperative agreements, and, to a lesser degree, contribution from product sales net of expenses and interest income.

At March 31, 2008, we had cash, cash equivalents and short-term investments of $46.7 million. Net cash used in operating activities was $10.7 million for the three months ended March 31, 2008, compared to $14.0 million for the same period in 2007. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably decreases in our accounts receivable balances. Net cash provided by investing activities during the three months ended March 31, 2008, was $12.1 million compared to $6.6 million from the same period in 2007. The increase is primarily due to a larger number of maturities of short-term investments offset by purchases of short-term investments in 2008. Net cash provided by financing activities during the three months ended March 31, 2008, was $0.7 million, compared to cash provided by financing activities of $0.3 million for the same period in 2007. Working capital decreased to $51.6 million at March 31, 2008, from $55.6 million at December 31, 2007, primarily due to lower cash, cash equivalents and short-term investments.

We believe that our available cash balances will be sufficient to meet our capital requirements through at least the next twelve months. These near-term capital requirements are dependent on various factors, including operating costs and capital investments associated with commercializing the INTERCEPT Blood System, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Meeting these long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements or government grants, augmented by cash generated from operations. Future capital funding transactions may result in dilution to or subordination of our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $45.3 million under the shelf registration statement. In December 2006, we completed a registered direct offering of 3,903,952 shares of common stock, calculated for registration statement purposes, of $26.1 million under the shelf registration.

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from March 31, 2008
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Minimum purchase requirements	$2,010	$1,960	$50	$—	$—
Operating leases	3,256	1,454	1,301	501	—
Other commitment	125	25	50	50	—

Total contractual cash obligations	$5,391	$3,439	$1,401	$551	$—

Our minimum purchase commitments include certain components of our INTERCEPT blood safety system that we purchase from third party manufacturers and provide to Fenwal at no cost.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Unrealized gains at March 31, 2008, totaled $0.1 million and unrealized gains at December 31, 2007, totaled $0.1 million.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity U.S. government agency securities, commercial paper, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the U.S. mortgage industry. We have recorded other than temporary impairments of $0.1 million during the three months ended March 31, 2008. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations.

Of our cash, cash equivalent, and short-term investments balance of $46.7 million at March 31, 2008, approximately 56% have original maturity dates of less than 90 days, and approximately 15% have original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and the consistent yields we have experienced and anticipate experiencing across our portfolio, regardless of maturity date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2008, there were no material changes to our contractual obligations as set forth under the caption, “Commitments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may encounter governmental and blood banking community resistance to commercial adoption. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products. In addition to blood banks, our direct customers, we must also address issues and concerns from broad constituencies involved in the healthcare system, from patients who may ultimately benefit from INTERCEPT-treated blood components, to transfusing physicians, hospitals, private and public sector payors, regulatory bodies and public health authorities. Any one of these constituencies may be able to delay or block adoption of the INTERCEPT Blood System. We may be unable to adequately demonstrate to these constituencies that the INTERCEPT Blood System is safe, efficacious and cost effective.

For logistical and financial reasons, the transfusion industry has not always integrated new technologies into their processes, even those with the potential to improve the safety of the blood supply, such as the INTERCEPT Blood System. Our products may require significant changes to our potential customers’ blood component collection methods, space and staffing requirements and potential customers may not believe that the benefits of using the INTERCEPT Blood System justify their additional cost. There is some loss of platelets as a result of our pathogen inactivation process. If the loss of platelets leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may limit their acceptance. In addition, our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance. In addition, our platelet system process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. We may need to develop new product configurations to address market needs, which may be technically challenging, expensive and negatively affect potential contribution from product sales. If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT Blood System-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to a shortcoming of the INTERCEPT Blood System, customers may refrain from purchasing the products.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, promote, distribute, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service, where general cost containment pressures have delayed consideration of the INTERCEPT Blood System to date. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a regional or even blood center-by-blood center basis, but will also depend on both local and centralized regulatory approvals. While the platelet and plasma systems have received in-country regulatory approval in France, adoption throughout France has been delayed pending budget authorization from the French Ministry of Health to support a national contract with the EFS. Blood center economics in certain European countries, including Germany and the United Kingdom, may require that we develop disposable kit configurations of the platelet system that treat larger volumes of platelets, which would serve to reduce the absolute number of kits we might sell to address market demand in those countries, even though our selling price and margin might be higher on such disposable kit configurations. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

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

In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements applicable to our prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. Blood centers and others will likely be required to obtain approved license supplements from the FDA or European regulatory authorities before making available blood products processed with our pathogen inactivation systems to hospitals and transfusing physicians. For example, our customers in Germany must obtain separate regulatory approvals to manufacture and sell blood components treated with the INTERCEPT Blood System. Our customers may lack the resources or capability to obtain such regulatory approvals. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications for manufacturing and sale or supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. Based upon further discussions with the FDA following submission of that report, we continue to expect that the FDA will require an additional, significantly larger Phase III clinical trial to evaluate the hemostatic efficacy and safety of the platelet system, using the Company’s final commercial product design, as compared to conventional platelets. We also understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events. We have had several interactions with the FDA subsequent to the final report submission and understand that the FDA may consider non-randomized data derived from commercial use of the platelet system in Europe in conjunction with previously completed Phase III data from randomized clinical trials conducted in the United States. Such data from commercial use will need to be in a form and substance deemed acceptable to the FDA in its sole discretion. There is no assurance that we will be able to reach agreement with the FDA on the data to be collected, whether that data would be acceptable if gathered from historical transfusion patient records as opposed to data collected from prospectively designed studies, that we will be able to collect such data, or that the FDA will find such data from commercial use adequate to answer questions that the FDA has concerning the safety and efficacy of the platelet system. As a result, the FDA may still require a significantly larger randomized, blinded clinical trial than we and Baxter completed in 2001 before a product license application can be finalized and the platelet system considered for approval in the United States. Such an additional Phase III trial would have to be designed to demonstrate no greater frequency in the incidence of such adverse events relative to a control group on a statistically significant basis. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. The additional Phase III clinical trial would need to be completed and data from the trial submitted to the FDA before we could complete our regulatory submission. Before we begin gathering data from commercial use in Europe or an additional clinical trial, we will need to gain concurrence with the FDA on our trial design. We may not be able to reach concurrence on the size, scope or design of the study or we may conclude that the cost of such a study or the time required to construct such a study is unacceptable or logistically unachievable. The FDA may not find the data from any additional clinical trials or from commercial use in Europe to be acceptable for approval in the United States. In the United States, studies related to the platelet system disposable and compound manufacturing also need to be completed and included in FDA submissions before the FDA would consider the applications for approval.

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

Historically, we had a small scientific affairs group that helped support Baxter’s European sales and marketing organization; however, we did not maintain our own independent sales and marketing organization. We may be unable to maintain existing customer relationships established by Baxter or Fenwal as we take on responsibility for sales, marketing and customer service. Beginning in early 2006, we began to recruit a small organization headquartered in The Netherlands dedicated primarily to selling and marketing the platelet and plasma systems to blood banks in geographies where it is approved. We may be unable to recruit suitable sales, marketing, and supporting personnel on a timely basis, if at all, or retain such personnel thereafter. We must also develop marketing capabilities to address issues and concerns of patient advocacy groups, transfusing physicians, hospitals, private and public payors and health policy authorities. In addition to adding sales and marketing capabilities, we have needed to develop appropriate inventory and logistics management, receivables and collections, foreign exchange, risk management, human resources, information, local regulatory, and quality systems capabilities. Generally, such capabilities must be built in compliance with EU and local standards and practices, with which we have little experience. We also have had to develop customer service capabilities to insure uninterrupted supply of platelet and plasma system disposable kits, timely calibration and servicing of UVA illuminators, and appropriate and timely resolution of customer complaints. We may be unable to operate a European organization effectively and efficiently, even after Cerus Europe B.V. is fully staffed. Developing sales, marketing and operational capabilities ourselves will increase our costs and the rate of cash consumption and may delay commercialization of our pathogen inactivation systems.

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

In March 2007 Baxter sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal Inc. Fenwal has assumed Baxter’s obligations to us under the manufacturing agreement. However, Fenwal may fail to manufacture an adequate supply of components, Intersol additive solution or devices of the INTERCEPT Blood System or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Certain components of the INTERCEPT Blood System are currently manufactured or assembled at facilities not owned by Fenwal. Under our agreements, Fenwal will continue to be obligated to supply illuminators and disposable kits associated with the platelet and plasma systems to us generally through 2008 and for certain components through 2009. Failure to produce an adequate supply of components or devices of the INTERCEPT Blood System would subject us to the risks described above. Future supply of illuminators is limited by availability of components, some of which are in short supply or are no longer manufactured. We will be required to redesign the illuminator used in the platelet and plasma systems to manage the risk of obsolete components. Such redesign may be expensive and lead to regulatory delays in obtaining approvals to market the redesigned device. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below. While we have had discussions with Fenwal and third parties, we have not successfully concluded negotiations to assure an uninterrupted supply of the INTERCEPT Blood System beyond the expiration of the current supply agreement with Fenwal. Failure to do so would lead to material adverse events, including loss of contracts, customer relationships and our ability to operate as a going concern.

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

We will also be dependent on Baxter and Fenwal to transfer know-how relevant to the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal or Baxter. We may be unable to establish alternate sources of supply to Fenwal without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review, which would delay our ability to commercialize the platelet and plasma systems. Furthermore, we will be required to redesign the illuminators used in our platelet and plasma systems to manage the risk of obsolete illuminator components. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal is uncertain, we may choose to build inventories of raw materials or work-in-process components, which would consume capital resources and may cause our supply chain to be less efficient. We have recently contracted directly with third-party suppliers of certain components to the platelet and plasma systems which Fenwal had used historically in an effort to make the supply of components more reliable, though doing so will increase our investment in raw material and work-in-process inventory and subject us to minimum purchase requirements in 2008. Suppliers of these components may not meet quality specifications we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

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

In order to address the entire market in the United States, we would need to develop and test additional configurations of the INTERCEPT platelet system. Our efforts to develop the platelet system were initially focused on apheresis platelets collected on Fenwal’s automated collection platform. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. We have made our systems compatible with prevalent commercial platelet collection methods in order to address markets in Europe, Russia and the Middle East, where we have begun to commercialize the INTERCEPT Blood System. In order to gain regulatory approval in certain geographies for a platelet pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Market acceptance in certain geographies may require that we design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly, and may not be successful.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. At March 31, 2008, we had an accumulated deficit of approximately $362.0 million. Except for the platelet and plasma systems, we have not received significant revenue from product revenue. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in early stage clinical development and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. Because the contracts with large, public-sector customers, such as the EFS, for the INTERCEPT Blood System may not be confidential due to the public tender process, their terms may set contractual precedents that would not be acceptable to us if applied to contracts with our other customers. Historically, we received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements and were required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. Contribution from product sales is unlikely to exceed the costs we incur in research, development, and commercialization of the INTERCEPT Blood System for the foreseeable future. We expect our losses to continue at least until the INTERCEPT Blood System is commercialized more broadly and achieves more significant market acceptance. Costs of developing and testing the red blood cell system in later stage human clinical trials will extend the period during which we expect to operate at a loss.

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

We may borrow capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets.

Historically, we had been received significant awards in funding under cooperative agreements with the Department of Defense. We also received funding under grants from the National Institutes of Health, largely in support of the immunotherapy business that we spun off in late 2007. Further funding awarded under federal grants and cooperative agreements for the INTERCEPT Blood Systems will decline significantly when compared to historic levels. It is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. Historically, a significant portion of our grant revenue came from awards surrounding our former immunotherapy business. We anticipate that all grants and awards surrounding our immunotherapy business will be transferred to Anza, and as a result, we will no longer be eligible to receive proceeds from these awards. If we are unable to obtain Federal grant and cooperative agreement funding for future blood safety activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of March 31, 2008, consisted of US treasury securities, bonds of government agencies, corporate bonds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits maturities, our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. All such securities in our portfolio are rated as investment grade in conformance with our investment policy. We recognize unrealized losses from securities that are trading below our cost basis at each period end; however, we believe we can hold each such security until maturity, thus not generating realized losses. During the three months ended March 31, 2008, we recognized other than temporary impairment of $0.1 million associated with our short-term investment portfolio. We cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

We may receive no economic benefit from the spin-off of our immunotherapy business.

In November 2007, we spun-off our immunotherapy business to Anza Therapeutics, Inc. In exchange for contributed tangible and intangible assets, we received an equity interest of approximately 15.5% of Anza’s fully diluted equity, including shares currently held in escrow which we expect to receive. In addition to equity, we are eligible to receive future cash milestone payments of up to in excess of $90.0 million, as well as royalty payments, if vaccine candidates generated from the transferred assets are successfully developed and commercialized. There is no assurance that the equity will have monetary value at such time we are allowed to sell it or that any of the milestone or royalty payments will ever be made to us. In addition, we are obligated through January 2010 to make lease payments on space that has historically been occupied by our immunotherapy business which we may be unable to sublease.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems, if and when those product are sold in the United States. Our key blood safety patents generally expire at various dates between 2012 and 2018. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fenwal to United States and foreign patents relating to the INTERCEPT Blood System, which expire from 2010 to 2022. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

As our international operations grow, we may be subject to adverse fluctuations in exchange rates between the U.S. Dollar and foreign currencies. Consequently, we may suffer losses.

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

Product sales of our blood safety products are typically made in Europe and generally are invoiced to customers in Euros. In addition, we incur operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of Interest (Expense) and other, net on our condensed consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2005, to March 31, 2008, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $2.93 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

•	decisions regarding reimbursement and commercial adoption by customers, national blood services or governmental bodies;

•	biological or medical discoveries;

•	technological innovations or new commercial services by us or our competitors;

•	developments concerning proprietary rights, including patents and litigation matters;

•	regulatory developments in both the United States and foreign countries;

•	status of development partnerships;

•	dilution from future issuances of common stock, including through the exercise of vested stock options;

•	debt or other financings, with terms that may not be viewed favorably by shareholders;

•	public concern as to the safety of new technologies;

•	general market conditions;

•	comments made by analysts, including changes in analysts’ estimates of our financial performance; and

•	quarterly fluctuations in our revenue and financial results.

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

ITEM 5.	OTHER INFORMATION

The Company entered into a Supply and Manufacturing Agreement with Porex Corporation, or “Porex,” dated as of March 1, 2008, under which the Company is obligated to purchase and Porex is obligated to supply a certain percentage of the Company’s requirements of wafers and disks used in the manufacture of components of the INTERCEPT Blood System. Under the agreement, Porex has warranted its manufacturing capabilities at a certain capacity and is obligated to undertake scale-up activities to increase its manufacturing capacity to accommodate increases in the Company’s requirements. If the Company’s requirements exceed the scaled-up capacity of Porex and Porex is unable to meet the Company’s additional orders, then the Company may seek a third party manufacturer of the wafers and disks. Unit pricing for the wafers and disks are set at certain amounts over the initial term of the agreement. The agreement will continue until December 31, 2012 and is renewable for additional three-year terms at the election of either party upon twenty-four months’ prior notice. Either party may terminate the agreement in the event of an uncured breach by the other party.

The foregoing is only a brief description of the material terms of the Porex agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Porex agreement that is filed as Exhibits 10.34 to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.32(4)	2008 Executive Officer compensation arrangements.

10.33(†)	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation dba Purolite Company.

10.34(†)	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-12937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-12937), dated April 26, 2007.

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Management contract or compensatory arrangement.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(†)	Confidential treatment requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 6, 2008	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.32(4)	2008 Executive Officer compensation arrangements.

10.33(†)	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation dba Purolite Company.

10.34(†)	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-12937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-12937), dated April 26, 2007.

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Management contract or compensatory arrangement.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(†)	Confidential treatment requested for certain portions of this exhibit.