Form 10-Q
period 2008-06-30
CERUS CORP
filed 2008-07-31
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 29, 2008, there were 32.5 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008 (Unaudited)	December 31, 2007 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$22,405	$19,625
Short-term investments	16,564	37,225
Accounts receivable	7,337	7,772
Inventories	11,991	7,062
Prepaid and other current assets	1,377	2,218

Total current assets	59,674	73,902
Non-Current assets:
Property and equipment, net	1,718	1,322
Long-term investment in related party	1,983	1,874
Other assets	835	1,111

Total assets	64,210	78,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,213	$10,107
Accrued liabilities	9,895	6,679
Deferred revenue	60	1,504
Capital lease obligation	17	30

Total current liabilities	16,185	18,320
Non-Current Liabilities
Capital lease obligation	—	2
Other non-current liabilities	213	—

Total liabilities	16,398	18,322
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	32	32
Additional paid-in capital	409,254	407,010
Accumulated other comprehensive income	141	75
Accumulated deficit	(371,111)	(356,726)

Total stockholders’ equity	47,812	59,887

Total liabilities and stockholders’ equity	$64,210	$78,209

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$4,030	$1,671	$8,882	$2,858
Government grants and cooperative agreement	—	1,551	117	2,615

Total revenue	4,030	3,222	8,999	5,473
Cost of product revenue	3,077	1,067	4,791	1,891

Gross profit	953	2,155	4,208	3,582
Operating expenses:
Research and development	2,670	3,559	5,454	6,825
Selling, general and administrative	7,439	6,151	14,540	11,473
Impairment of long-term investment in related party	—	9,450	—	9,450

Total operating expenses	10,109	19,160	19,994	27,748

Loss from operations	(9,156)	(17,005)	(15,786)	(24,166)
Interest income and other, net	63	996	1,401	2,084

Loss from continuing operations	(9,093)	(16,009)	(14,385)	(22,082)

Discontinued operations:
Loss from discontinued operations	—	(1,906)	—	(2,641)

Loss from discontinued operations	—	(1,906)	—	(2,641)

Net loss	$(9,093)	$(17,915)	$(14,385)	$(24,723)

Per share information:
Loss from continuing operations per share –basic and diluted	$(0.28)	$(0.50)	$(0.44)	$(0.70)
Loss from discontinued operations per share –basic and diluted	$—	$(0.06)	$—	$(0.08)
Net loss per share – basic and diluted	$(0.28)	$(0.56)	$(0.44)	$(0.78)
Weighted average common shares outstanding used for basic and per share information:
Basic	32,450	31,810	32,330	31,790
Diluted	32,450	31,810	32,330	31,790

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(14,385)	$(24,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	420
Stock-based compensation to employees	1,029	1,034
Impairment of long-term investment in related party	—	9,450
Changes in operating assets and liabilities:
Accounts receivable	435	(3,114)
Inventories	(4,929)	(2,257)
Other assets	1,051	766
Deferred gain	—	(586)
Accounts payable and accrued expenses	(576)	(31)
Deferred revenue	(1,444)	32

Net cash used in operating activities	(18,561)	(19,009)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(686)	(244)
Purchases of short-term investments	(2,285)	(15,252)
Sales of short-term investments	9,021	788
Maturities of short-term investments	13,990	20,428

Net cash provided by investing activities	20,040	5,720
Financing activities:
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units	1,216	340
Payments on capital lease obligations	(15)	(51)
Issuance cost for credit facility	(25)	—
Proceeds from note payable	125	—

Net cash provided by financing activities	1,301	289

Net increase (decrease) in cash and cash equivalents	2,780	(13,000)
Cash and cash equivalents, beginning of period	19,625	46,287

Cash and cash equivalents, end of period	$22,405	$33,287

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its wholly-owned subsidiary, Cerus Europe B.V., which are referred to together as the “Company”, after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments and reclassifications, considered necessary for a fair presentation have been included. These adjustments did not have a material impact on the Company’s results of operations or financial position. The results of the Company’s former immunotherapy business, which was sold to a newly-formed company in November 2007, are recorded as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented. As such, results previously reported have been restated to reflect the discontinued operation treatment of the immunotherapy business. Operating results for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year then ended. The accompanying balance sheet as of December 31, 2007, has been derived from our audited financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, inventory valuation, accrued liabilities, non-cash stock compensation assumptions, and income taxes, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Revenue and Research and Development Expenses

The Company recognizes revenue in accordance with the SEC’s published Staff Accounting Bulletin No. 104, “Revenue Recognition” or SAB 104, and Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through June 30, 2008, have come from product revenue from sales of the INTERCEPT Blood System, research and development activities and agreements, United States government grants and awards, and commercialization agreements.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order or signed sales contract as evidence of written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product. Deliverables and the units of accounting vary according to the provisions of the agreement. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At June 30, 2008 and December 31, 2007, the Company had $60,000 and $1.5 million of short-term deferred revenue on its condensed consolidated balance sheets, respectively. Freight costs charged to customers are recorded as a component of revenue under EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. Value-added-taxes (VAT) that the Company invoices to its customers and remits to governments are recorded on a net basis, which is excluded from product revenue.

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

Unrealized gains and losses at June 30, 2008, and December 31, 2007 are reported in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three and six months ended June 30, 2008, the Company realized losses of $0.2 million and $0.3 million, respectively, on the sale of certain securities collateralized by domestic mortgages. The Company had recorded other-than-temporary impairments on these securities totaling $0.2 million in periods prior to the sale of such securities. See Note 2 regarding the inputs used to determine the fair value of the Company’s investments. The cost of securities sold is based on the specific identification method.

As of June 30, 2008, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within other long-term assets on its condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy by a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At June 30, 2008, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company performs ongoing credit evaluations of its customers and does not generally require collateral from its customers to secure accounts receivable. The Company provides an allowance for estimated losses on receivables based on a review of the current status of existing receivables and historical collection experience. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations. At June 30, 2008 and December 31, 2007, two customers each represented more than 10% of the Company’s outstanding trade receivables. One of these customers represented approximately 46% and 28%, respectively, of outstanding trade receivables, while the other customer represented approximately 16% and 13% of outstanding trade receivables, respectively. To date, the Company has not experienced collection difficulties from either of these customers. In addition, four customers represented approximately 69% and 65% of our product sales for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, one customer represented approximately 15% and 22%, respectively, of our product sales.

Inventories

At June 30, 2008, inventory consisted of finished goods of INTERCEPT disposable kits, components thereof, illuminators, and certain replacement parts for the illuminators. Inventory is recorded at the lower of cost or market value, determined on a first in, first-out basis. Platelet and plasma system disposable kits generally have a two-year life from date of manufacture, whereas illuminators and replacement part do not have regulated expiration dates. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At June 30, 2008 and 2007, the Company had written down approximately $61,000 and $32,000, respectively, associated with potentially obsolete or expiring product.

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

Long-Term Investments

BioOne Corporation

The Company accounted for its long-term investment under the either the cost method of accounting or equity method of accounting in accordance with Accounting Principles Bulletin No.18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock,” or FIN 35. At June 30, 2008, the Company held approximately 13% interest in the voting securities of BioOne Corporation, or BioOne and accounted for its investment in BioOne under the cost method. At June 30, 2007, the Company held approximately 20% of the voting securities of BioOne. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: limited availability of and infrequency of access to financial information of BioOne, majority shareholder mix in BioOne, and the Company’s lack of representation on BioOne’s board of directors. As a result of its evaluations, at June 30, 2008 and December 31, 2007, the Company has accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

In July, 2007, BioOne completed an equity financing on terms reflecting a valuation substantially below the valuations of previous rounds of financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its equity interest in BioOne during the three months ended June 30, 2007. The Company’s investment in BioOne is included in long-term investment in related party on its balance sheet at $2.0 million and $1.9 million at June 30, 2008 and December 31, 2007, respectively. The Company evaluates several criteria to determine the fair value of the equity received. In addition, the Company evaluates several criteria on an ongoing basis to determine and whether or not the facts and circumstances support the carrying value of the investment balance. These criteria include, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne, and available financial information. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne’s equity at June 30, 2008, deteriorate, the Company will reassess the recorded basis of its investment in BioOne.

Anza Therapeutics, Inc.

In November 2007, the Company sold its immunotherapy business to Anza Therapeutics, Inc., or Anza, which received initial funding from a syndicate of venture capital firms, including Kleiner Perkins Caufield & Byers, Sofinnova Ventures and Versant Ventures. The Company sold certain tangible and intangible assets in connection with this sale, consisting primarily of certain laboratory equipment and intellectual property. In exchange for the tangible and intangible assets, the Company received 5,000,000 shares of Series AA Preferred Stock, constituting an equity interest of approximately 17.8% of Anza’s outstanding equity (15.5% fully diluted). Of this, up to 1,000,000 shares is to be returned to Anza if the size of certain government grants is less than an amount specified in the sale agreement. The Series AA Preferred Stock is non-voting and has no rights of representation on Anza’s board of directors, but otherwise generally carries the same rights and privileges as the Series A Preferred Stock of Anza purchased by the venture capital investors. In addition to equity, the Company is eligible to receive future cash milestone payments of up to $94.0 million, as well as low single-digit royalty payments, if certain vaccine candidates generated from the transferred assets are successfully developed and commercialized. Of the milestone payments for which the Company is eligible, $90.0 million is payable only upon reaching specified annual sales levels within a certain number of years of product launch for the first two products brought to market incorporating Anza’s proprietary Listeria technology.

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

The Company has accounted for its immunotherapy business as a discontinued operation, and has restated its financial statements for prior periods to reflect the discontinued operation. The Company is providing certain transition services to Anza, generally for less than one year, under terms of a transition services agreement under which Anza agreed to reimburse the Company for its direct costs associated with providing such services. The transition services the Company is providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. The Company also subleased 14,800 square feet to Anza under a sublease that expires on October 31, 2008, unless terminated sooner.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars at historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations as a component of interest income and other, net. The Company recorded $0.1 million foreign currency loss and $0.8 million in foreign currency gains during the three and six months ended June 30, 2008, respectively, and $40,000, and $50,000 in foreign currency gains during the three and six months ended June 30, 2007, respectively.

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

The Company accounts for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or FAS 123R. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Total stock-based compensation recognized on the Company’s condensed consolidated statement of operations impacted net loss per common share for the three and six months ended June 30, 2008 by $0.01 and $0.03, respectively, and impacted loss per share for the three and six months ended June 30, 2007, by $0.02 and $0.03, respectively.

See Note 8 for further information regarding our stock-based compensation assumptions and expenses.

The Company applies the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18, for its non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in its condensed consolidated statements of operations.

Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes the standards of reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income for the three and six months ended June 30, 2008 and 2007 consisted of unrealized gains from the Company’s available-for-sale short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or FAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. The adoption of FIN 48 has not resulted in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2004 through 2007 remain subject to examination by the taxing jurisdictions to which the Company is subject.

Net Income (Loss) Per Share—Basic and Diluted

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the assumed conversion of all dilutive securities, such as stock options, restricted stock units and convertible preferred stock, if dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(9,093)	$(16,009)	$(14,385)	$(22,082)
Loss from discontinued operations	—	(1,906)	—	(2,641)

Net loss	$(9,093)	$(17,915)	$(14,385)	$(24,723)
Denominator:
Basic weighted average number of common shares outstanding	32,450	31,810	32,330	31,790
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	—	—	—	—

Diluted weighted average number of common shares outstanding	32,450	31,810	32,330	31,790

Loss per common share from continuing operations – basic and diluted	$(0.28)	$(0.50)	$(0.44)	$(0.70)
Loss per common share from discontinued operations – basic and diluted	$—	$(0.06)	$—	$(0.08)
Net loss per common share – basic and diluted	$(0.28)	$(0.56)	$(0.44)	$(0.78)

The table below presents stock options, preferred stock and restricted stock units that are excluded from the diluted net loss per common share due to their anti-dilutive effect (shares in thousands):

	Three months ended June 30,
	2008	2007
Antidilutive securities	5,260	5,746

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company, if these arrangements are within the scope of FASB No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that provide for the indemnifications of the counter party for damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions and is not able to estimate the maximum potential impact of these indemnification provisions on its future operating results.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known. There have been no warranty costs incurred through June 30, 2008. Accordingly, at June 30, 2008, the Company has not accounted for any potential warranty costs.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted FAS 157 for financial assets beginning January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 became effective for the Company beginning January 1, 2008, although the Company has not chosen to measure eligible assets and liabilities at fair value under the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on the Company’s condensed consolidated statements of position, results of operations, or cash flows.

In November 2007, the Emerging Issues Task Force ratified a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of EITF 07-1 on its financial position, results of operations and cash flows however, it does not anticipate the adoption of EITF 07-1 will have a material impact.

In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 was adopted by the Company on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

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

At June 30, 2008, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,686	$13,686	$—	$—
Commercial paper(2)	990	—	990	—
Corporate obligations(2)	11,588	—	11,588	—
U.S. government agency securities(2)	3,986	—	3,986	—

	$30,250	$13,686	$16,564	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Work-in-process	$3,250	$715
Finished goods	8,741	6,347

	$11,991	$7,062

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued compensation and related	$1,527	$2,157
Accrued contract and other accrued expenses	8,368	4,522

	$9,895	$6,679

Note 5 – Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. The Company’s facility leases qualify as operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and as such, are not included on its condensed consolidated balance sheets.

Royalties

The Company is obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the INTERCEPT Blood System for red blood cells, or the red blood cell system, and 6.5% for illuminators.

Purchase Commitments

The Company is party to agreements with certain providers of INTERCEPT blood safety system components which the Company purchases and provides to Fenwal Inc., or Fenwal, at no cost. Certain of these agreements require minimum purchase commitments from the Company.

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

Pursuant to the settlement agreements, the plaintiffs in each case released defendants from all known and unknown claims related to such litigation, without any admission of wrongdoing or liability by any party. Under these settlement agreements, the total cash settlements are funded entirely by insurance carriers under the Company’s directors’ and officers’ liability insurance policy and will have no financial impact on the Company. Additionally, under the derivative suit settlement, the Company agreed to take or continue certain corporate governance measures. These measures involved, among others, the Company’s making a good faith diligent effort to add one or two independent directors to its Board of Directors by September 1, 2007, (which has now been achieved by the addition of one new independent director in October 2007); and its committing through January 1, 2009, unless otherwise required by law, that two thirds of its Board of Directors will in good faith and with diligent effort consist of independent directors. Under terms of the settlements, the Company believes that these matters will not have a material effect on its results of operations or financial position.

Note 6 – Credit Agreement

In June 2008, the Company entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allows the Company to borrow up to $10.0 million to be used for working capital and general operating needs. The initial term of the Facility is one year, if not extended. At the Company’s option, interest on borrowings under the Facility accrues at either a fixed rate LIBOR plus two percent (2.0%) for borrowings in excess of $0.5 million for one, two, three, or six months, or a variable prime rate. The Facility is secured by all of the Company’s assets, excluding intellectual property. The Facility also contains certain customary financial and non-financial conditions, as well as certain specific financial covenants, including covenants which require the Company to maintain certain minimum cash balances and incur maximum net operating losses in any given quarter for which the Facility is effective. At June 30, 2008, no amount was outstanding under the Facility.

Note 7 – Preferred Stock

Baxter International, Inc., or Baxter, holds 3,327 shares of our Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by Baxter in the event of a liquidation, or except as required by Delaware law. At any time, Baxter may convert each share of Series B preferred stock into 100 shares of common stock. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents 1.0% of our outstanding common stock as of June 30, 2008. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 8 – Stock-Based Compensation

2008 Equity Incentive Plan

The Company maintains a stock compensation plan as long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Boards. At June 30, 2008, the Company only had one active stock plan, the 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan allows for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The 2008 Plan generally requires options to be granted at 100% of the fair market value of the common stock subject to the option on the date of grant. Performance-based stock options granted under the 2008 Plan are limited to either 500,000 shares or $1.0 million, in the case of performance based cash awards, per calendar year.

Employee Stock Purchase Plan

The Company also maintains an Employee Stock Purchase Plan, or the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months.

Restricted Stock Units

The Company has granted restricted stock units to the Chief Executive Officer, Senior Vice President, and Vice Presidents in accordance with the Bonus Plan for Senior Management of Cerus Corporation. Subject to each grantee’s continued employment shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term.

Restricted stock unit grants made in connection with the Bonus Plan for Senior Management of Cerus Corporation are presented in the following table:

Six Months Ended June 30,	Units granted	Value per unit	Units vested at June 30, 2008
2008	43,086	$6.99	—
2007	60,620	5.54	20,207
2006	37,098	10.32	24,732

Total	140,804		44,939

Stock-based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The variables used to calculate the fair value of stock based payment awards using the Black-Scholes option pricing model, include the Company’s expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends.

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

Estimated Volatility

The Company estimates the volatility of our common stock by using both historical volatility of its common stock and implied volatility in market traded options in accordance with SAB 107. The Company’s decision to use both historical volatility and implied volatility was based upon the limited availability of actively traded options on our common stock and its assessment that due to the limited availability of actively traded options, historical volatility should be given greater prominence in its decision as it believes it is more representative of future stock price. As such, the Company has calculated its estimated volatility by weighting both historical volatility and implied volatility. The Company has used significant judgment in making these estimates and it will continue to monitor the availability of actively traded options on its common stock.

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

The assumptions used to value option grants for the three and six months ended June 30, 2008, and 2007 were as follows:

	2008	2007
Expected term (in years)	4.16-6.73	4.01-5.48
Volatility	59.1%	60.9%
Risk free interest rate	4.03%	4.69%

The assumptions used to value employee stock purchase rights for the three and six months ended June 30, 2008, and 2007 were as follows:

	2008	2007
Expected term (in years)	0.50	0.50
Volatility	54.6%	58.68%
Risk free interest rate	4.4%	5.12%

Total stock-based compensation recognized on the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2008 and 2007, was as follows (in thousands):

	Option Grants and Stock Purchase Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$97	$187	$297	$440
Selling, general and administrative	309	324	732	594

	$406	$511	$1,029	$1,034

Activity under the Company’s stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2007	5,173	12.13
Granted	218	6.08
Cancelled	(210)	17.47
Exercised	(394)	2.87

Balances at June 30, 2008	4,787	12.39

The total aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 and 2007 was $1.7 million and $6.2 million, respectively. The weighted average fair value of options granted during the three and six months ended June 30, 2008 and 2007 were $2.88, $3.19, $3.52, and $3.37 per share, respectively. The weighted average remaining term of options exercisable at June 30, 2008 was 5.14 years. As of June 30, 2008, we had stock-based compensation expense of $4.0 million related to non-vested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 2.61 years. The following table depicts the population of stock options at range of exercise prices outstanding at June 30, 2008 (shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.05—2.28	486	6.01	$2.25	480	$2.26
$2.39—2.89	295	6.11	$2.56	222	$2.59
$2.95—3.25	542	5.87	$3.23	538	$3.24
$3.48—5.55	633	7.30	$5.11	359	$4.86
$5.57—6.75	480	8.45	$6.15	207	$6.28
$6.76—8.73	750	8.14	$8.16	251	$7.72
$8.86—9.61	494	6.55	$8.94	344	$8.94
$10.15—26.25	479	3.10	$18.02	456	$18.40
$26.50—50.18	525	2.84	$44.49	525	$44.49
$53.57—75.25	103	1.42	$68.06	103	$68.06

	4,787	6.07	$12.39	3,485	$14.40

Note 9 – Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss:
As reported	$(9,093)	$(17,915)	$(14,385)	$(24,723)
Other comprehensive loss:
Net unrealized gain/(loss) on available-for-sale securities	(7)	(40)	65	(17)

Comprehensive loss	$(9,100)	$(17,955)	$(14,320)	$(24,740)

Note 10 – Development and License Agreements

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

In 2007, BioOne received equity financing from institutional and corporate investors at a price per share below the Company’s carrying value at that time. The Company did not participate in this equity offering. However, as a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its interest in BioOne equity during the three month period ended June 30, 2007. The Company’s investment in BioOne, which had been recorded at $11.2 million as a long term investment in related party on its balance sheet, was written down and was recorded at $1.9 million as of December 31, 2007. At June 30, 2008, due to foreign currency fluctuations between the U.S. dollar and Japanese Yen, the Company had recorded the investment in BioOne at $2.0 million. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne at June 30, 2008 deteriorate, the Company will reassess the recorded basis of its investment in BioOne.

At June 30, 2008 and December 31, 2007, the Company held approximately 15% of the voting securities of BioOne. The Company evaluated several criteria in determining that it does not have the ability to exercise significant influence over BioOne. As a result of this evaluation, at June 30, 2008, the Company continues to account for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

Cooperative Agreements with the U.S. Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the U.S. armed forces for medical transfusions. Under the conditions of the agreements, the Company is reimbursed for development funding expenses incurred for conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the U.S. armed forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company did not recognize any revenue under these agreements in 2008.

Note 11 – Disclosures About Segments of an Enterprise

The Company operates only one segment, blood safety. Prior to its November 2007 sale of its former immunotherapy business to Anza, the Company operated two segments: blood safety and immunotherapy. Results for the three and six months ended June 30, 2007 have been restated to show the Company’s former immunotherapy segment as a discontinued operation. Results for the Company’s remaining segment, the blood safety segment, are the same as its condensed consolidated results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our ability to commercialize and achieve market acceptance of the INTERCEPT Blood Systems, the successful completion of our research, development and clinical programs our ability to manage cost increases associated with pre-clinical and clinical development for the INTERCEPT Blood Systems, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood Systems, our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others and our estimates regarding the sufficiency of our cash resources. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized during the three months ended March 31, 2005, we have been generally unprofitable since inception and, as of June 30, 2008, had an accumulated deficit of approximately $371.1 million. Our INTERCEPT platelet system, or the “platelet system,” and our INTERCEPT plasma system, or the “plasma system,” have received CE marks and are being marketed in Europe and the Middle East. We are pursuing regulatory approvals for the platelet and plasma systems in the United States and other countries. The INTERCEPT red blood cell system, or the “red blood cell system,” is in early stage clinical development.

In November 2007, we sold our former immunotherapy business to Anza Therapeutics, Inc., or Anza, which received initial funding from a syndicate of venture capital firms, including Kleiner Perkins Caufield & Byers, Sofinnova Ventures and Versant Ventures. We sold certain tangible and intangible assets associated with our immunotherapy business, consisting primarily of certain laboratory equipment and intellectual property. In exchange for the tangible and intangible assets, we received an equity interest of approximately 17.8% (15.5% fully diluted) of Anza’s equity. In addition to equity, we are eligible to receive future cash milestone payments of up to $94 million, as well as low single-digit royalty payments, if certain vaccine candidates generated from the transferred assets are successfully developed and commercialized. Of the milestone payments for which we are eligible, $90 million is payable only upon reaching specified annual sales levels within a certain number of years of product launch for the first two products brought to market incorporating Anza’s proprietary Listeria technology.

We accounted for the immunotherapy business as a discontinued operation and restated our condensed consolidated financial statements for prior periods to reflect the discontinued operation. We are providing certain transition services to Anza, generally for less than one year, under terms of a transition services agreement under which Anza will reimburse us for our direct costs associated with providing such services. The transition services we are providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. We also subleased 14,800 square feet to Anza under a sublease, that expires on October 31, 2008, unless terminated sooner.

To date, our primary source of revenue has been from milestone payments, development contracts and collaborative agreements and grants from U.S. government agencies, including the U.S. Armed Forces and the National Institutes of Health, or NIH. We have recognized modest European product revenues to date from the sale of our platelet and plasma systems. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe, and the Middle East. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations.

Through June 30, 2008, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from grants and cooperative agreements with the Armed Forces. As a result of selling our immunotherapy business to Anza, revenue associated with grants and cooperative agreements with the NIH is reported as a component of loss from discontinued operations for all periods presented.

Under the agreements with BioOne, we received milestone payments and may receive additional contingent milestone payments and royalties on future product sales.

As of March 2007, we began paying Fenwal royalties on product sales, at a rate of 10% of net sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system, and 6.5% on sales of illuminators. This royalty structure replaced the terms of previous agreements with Baxter under which we had received a defined share of gross profit from product sales. Under the terms of the February 2006 agreement with Baxter, Baxter agreed to supply certain transition services to us through 2006 at our expense, including regulatory, technical and back-office support, and to conduct certain continued development efforts relating to the plasma system at its expense. Baxter also agreed to manufacture systems for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and components through December 31, 2009. The agreement also provided that Baxter would supply only very limited types of components for the prototype of the red blood cell system. In March 2007, we were informed that Fenwal had assumed Baxter’s manufacturing obligations to us.

We are responsible for the commercialization and ongoing development of the platelet and plasma systems, except in parts of Asia. We expect that our spending in support of research, development and commercialization of the platelet and plasma systems over the next several years will be in excess of the contribution from product sales to customers and from milestone payments and development funding for such programs from BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of preclinical and clinical trials and device development of our red blood cell system.

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accrued liabilities, non-cash stock compensation assumptions, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•

Revenue— Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) products and/or services have been delivered or rendered, respectively; (iii) pricing is fixed or determinable; and (iv) collection is probable.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all INTERCEPT Blood System sales, we use a binding purchase order or signed sales contract as evidence of a written agreement. We sell INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product. Deliverables and the units of accounting vary according to the provisions of each customer agreement. For revenue arrangements with multiple elements we evaluate whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within our control. When all of these conditions are met, we recognize the revenue on the delivered elements. If these conditions are not met, we defer revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair market value method. Freight costs charged to customers are recorded as a component of revenue and value-added-taxes, or VAT, that we invoice to our customers and remit to governments are recorded an a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. Revenue related to substantive at-risk milestones specified under development contracts is recognized as the milestones are achieved. To date, we have not received license fees or milestone payments that are refundable. To the extent that license fees or milestone payments that we have received are subject to future performance criteria, we recognize revenue ratably over the estimated license or development period. We have received up-front payments from collaboration agreements. These up-front payments are deferred and recognized over the period during which we estimate we are likely to have involvement. We have also received equity in two privately held companies in addition to cash as consideration for licensed rights or technologies. We evaluate several criteria to determine the fair value of the equity received and to conclude whether the facts and circumstances support a fair value for revenue recognition and the investment balance. These criteria include, but are not limited to, third-party investor interest and participation in recent equity offerings at current pricing, business outlook of the privately held company, and available financial information of the privately held company. The financial information we receive is generally only available on an infrequent basis. Although management uses the best available information at the time, there can be no absolute assurance that facts and circumstances will not change in the future. Should these facts and circumstances change, they may negatively impact our condensed consolidated financial statements. We receive certain United States government grants and contracts that support our research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred.

•

Inventory – We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Inventory is recorded at the lower of cost or market value, determined on a first in, first out basis. Our platelet and plasma system kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable. Our limited history selling the INTERCEPT Blood System limits the amount of historical data we have to perform such analysis. Generally, we write-down specifically identified obsolete, slow-moving, or known unsalable inventory using a number of factors including product expiration dates, open and unfulfilled orders, forecasts, and inventory turnover.

•

Accrued expenses - We record accrued liabilities for certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as transition services and development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•

Stock-based compensation – We issue stock-based awards to our employees, Board of Directors, Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards under FAS 123R, “Accounting for Stock-Based Compensation” (FAS 123R). We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model. We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

The Black-Scholes option pricing model calculates the grant-date fair value using certain variables. These variables are impacted by our stock price, award exercise behaviors, the risk free interest rate and our expected dividends and many of these variables require us to use significant judgment.

•

Expected Term. We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discreet homogeneous groups. For those homogeneous groups where we are unable to obtain sufficient information to estimate the expected term in this manner, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” or SAB 107. The expected term of employee stock purchase plan shares is the term of each offering period.

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

•

Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in Financial Accounting Standard 109, “Accounting for Income Taxes,” or FAS 109, is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not have a significant impact on us. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three and Six -Month Periods Ended June 30, 2008, and 2007

Revenue

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Product revenue	$4,030	$1,671	$2,359	141%	$8,882	$2,858	$6,024	211%
Government grant and cooperative agreements	—	1,551	(1,551)	(100)%	117	2,615	(2,498)	(96)%

Total revenue	$4,030	$3,222	$808	25%	$8,999	$5,473	$3,526	64%

Product revenue increased $2.4 million to $4.0 million during the three months ended June 30, 2008, compared to $1.7 million during the comparable period in the prior year. The increase was largely driven by an increase in the number of platelet system units sold to customers in Europe and the Middle East. We anticipate product revenue for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

We recognized no revenue from government grants and cooperative agreements for the three months ended June 30, 2008, compared to $1.6 million for the comparable period in 2007. The decrease was due primarily to the lack of revenue from awards with the Armed Forces for research activities for our red blood system during the three months ended June 30, 2008. We no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by the Small Business Administration. As a result, we are not eligible to apply for any new grants for which only small businesses are eligible.

Total revenue increased $3.5 million to $9.0 million during the six months ended June 30, 2008, compared to $5.5 million during the comparable period in the prior year. The increase of $3.5 million was largely due to an increase in the number of units of the platelet system and illuminators in Europe and the Middle East, offset partially by a decrease in revenue recognized from government grants and cooperative agreements.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, and certain order fulfillment costs. Inventory is accounted for on a first-in, first-out basis.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Cost of product revenue	$3,077	$1,067	$2,010	188%	$4,791	$1,891	$2,900	153%

Cost of product revenue increased $2.0 million, to $3.1 million during the three months ended June 30, 2008, from $1.1 million during the comparable period in the prior year. The increase in cost of revenue was primarily due to the higher number of platelet system units sold during the three months ended June 30, 2008, compared to the number sold during the three months ended June 30, 2007. In addition, royalties owed to Fenwal increased during the three months ended June 30, 2008, compared to the same period in 2007, also due to increased sales of the platelet system.

Similarly, cost of product revenue increased $2.9 million, to $4.8 million during the six months ended June 30, 2008, from $1.9 million during the comparable period in the prior year. The increase in cost of product revenue was due to the higher number of platelet system units and illuminators sold during the six months ended June 30, 2008.

We anticipate our cost of product revenue will increase in the future as a result of increased product sales volume. Our realized gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers buying product.

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

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Research and development	$2,670	$3,559	$(889)	(25)%	$5,454	$6,825	$(1,371)	(20)%

Research and development expenses decreased $0.9 million to $2.7 million for the three months ended June 30, 2008, from $3.6 million for the comparable period in 2007. Of our total research and development costs incurred, non-cash stock based compensation represented $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. The slight decrease in our research and development expenses during the three months ended June 30, 2008, compared to 2007 was the result of reduced development activities regarding our plasma system and lower clinical trial costs associated with our red blood cell system.

Research and development expenses decreased $1.4 million to $5.5 million for the six months ended June 30, 2008, from $6.8 million for the comparable period in 2007. Of our total research and development expenses incurred, non-cash stock based compensation represented $0.3 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in our research and development expenses during the six months ended June 30, 2008, compared to 2007 was a result of lower clinical trial costs associated with our red blood cell system.

We anticipate our research and development spending will continue and at times may increase as a result of ongoing and later stage preclinical and clinical trials, and as potential new products move from development to preclinical and clinical trials. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, including the risks described in “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensations, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Selling, general, and administrative	$7,439	$6,151	$1,288	21%	$14,540	$11,473	$3,067	27%

Selling, general, and administrative expenses increased $1.3 million to $7.4 million for the three months ended June 30, 2008, from $6.2 million for the comparable period in 2007. Of these amounts, $0.3 million was due to non-cash stock-based compensation recognized during each respective period. Overall, the increase in selling, general and administrative expenses from the three months ended June 30, 2008, was primarily due to continued expansion of our operations in Europe, including increases in personnel costs, and to a lesser extent, increased marketing activities.

Selling, general, and administrative expenses increased $3.1million to $14.5 million for the six months ended June 30, 2008, from $11.5 million for the comparable period in 2007. Of the $14.5 million and $11.5 million of selling, general and administrative expenses recognized during the six months ended June 30, 2008 and 2007, respectively, $0.7 million and $0.6 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the increase in selling, general and administrative expenses from the six months ended June 30, 2008, was primarily due to continued expansion of our operations in Europe, including increases in personnel costs, and to a lesser extent, increased marketing activities.

We anticipate that selling, general, and administrative spending will continue to increase to support commercialization of the INTERCEPT Blood System.

Interest Income(Expense) and Other, Net

Interest Income (Expense) and Other, net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Interest Income (Expense) and Other, Net	$63	$996	$(933)	(94)%	$1,401	$2,084	$(683)	(33)%

Net interest income (expense) and other, net was $0.1 million for the three months ended June 30, 2008, compared to $1.0 million during the comparable period in 2007. The decrease was primarily due to lower interest income during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Interest income was $0.3 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest income was primarily due to lower principal balances in our investment portfolio and lower yields produced by our investments during the three months ended June 30, 2008, compared to the comparable period in 2007.

Net interest income (expense) and other, net was $1.4 million for the six months ended June 30, 2008, compared to $2.1 million during the comparable period in 2007. The decrease was due to lower interest income during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Interest income was $0.9 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest income was primarily due to lower principal balances in our investment portfolio and lower yields produced by our investments during the six months ended June 30, 2008, compared to the comparable period in 2007.

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

Loss from Discontinued Operations

The results of our former immunotherapy segment for the three and six months ended June 30, 2008 and 2007, are summarized in the following table:

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
Revenue	$—	$1,292	$(1,292)	(100)%	$—	$3,739	$(3,739)	(100)%
Operating expenses	—	3,198	(3,198)	(100)%	—	6,380	(6,380)	(100)%

Loss from discontinued operations	$—	$(1,906)	$(1,906)	(100)%	$—	$(2,641)	$(2,641)	(100)%

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, the loan from Baxter Capital, payments received under our agreements with Baxter, BioOne and others, United States government grants and cooperative agreements, and, to a lesser degree, contribution from product sales net of expenses and interest income.

At June 30, 2008, we had cash, cash equivalents and short-term investments of $39.0 million. Net cash used in operating activities was $18.6 million for the six months ended June 30, 2008, compared to $19.0 million for the same period in 2007. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably decreases in our accounts receivable balances, offset by increases in our inventory. Net cash provided by investing activities during the six months ended June 30, 2008, was $20.0 million compared to $5.7 million from the same period in 2007. The increase was primarily due to fewer purchases of short-term investments in 2008, offset by higher sales of short-term investments. Net cash provided by financing activities during the six months ended June 30, 2008, was $1.3 million, compared to cash provided by financing activities of $0.3 million for the same period in 2007. The increase was primarily due to cash received from the exercise of stock options. Working capital decreased to $43.5 million at June 30, 2008, from $55.6 million at December 31, 2007, primarily due to lower cash, cash equivalents and short-term investments and offset by increased inventory balances.

We believe that our available cash balances along with the amounts available to us under our senior secured credit facility will be sufficient to meet our capital requirements through at least the next twelve months. Our near-term capital requirements are dependent on various factors, including operating costs and working capital requirements associated with commercializing the INTERCEPT Blood System, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Meeting these long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements or government grants, augmented by cash generated from operations. Future capital funding transactions may result in dilution to or subordination of our investors, and may not be available on favorable terms or at all. In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $45.3 million under the shelf registration statement. In December 2006, we completed a registered direct offering of 3,903,952 shares of common stock, calculated for registration statement purposes, of $26.1 million under the shelf registration. Under applicable rules and regulations, the shelf registration statement will cease to be available to us in December 2008.

Commitments and Off-Balance Sheet Arrangements

Commitments

Our commitments are as follows (in thousands):

Contractual obligations:	Payments Due by Period from June 30, 2008
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Minimum purchase requirements	$1,563	$1,563	$—	$—	$—
Operating leases	2,855	1,362	1,064	429	—
Other commitments	115	25	50	40	—

Total contractual obligations	$4,533	$2,950	$1,114	$469	$—

Our minimum purchase commitments include certain components of our INTERCEPT blood safety system that we purchase from third party manufacturers and provide to Fenwal at no cost.

Operating Leases

We lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our facility leases qualify as operating leases under SFAS No. 13, “Accounting for Leases” and as such, are not included on our balance sheet.

Royalties

We are obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the red blood cell system, and 6.5% for illuminators.

Credit Facility

In June 2008, we entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allows us to borrow up to $10.0 million to be used for working capital and general operating needs. The initial term of the Facility is one year, if not extended. At our option, interest on borrowings under the Facility accrues on either a fixed rate LIBOR plus two percent (2.0%) for borrowings in excess of $0.5 million for one, two, three, or six months, or a variable Prime rate. The Facility is secured by all of our assets, excluding intellectual property. The Facility also contains certain customary financial and non-financial conditions, as well as certain specific financial covenants, including covenants which require us to maintain certain minimum cash balances and incur maximum net operating losses in any given quarter for which the Facility is effective. At June 30, 2008, no amount was outstanding under the Facility.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains at June 30, 2008, totaled $0.1 million and unrealized gains at December 31, 2007, totaled $0.1 million.

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

Of our cash, cash equivalent, and short-term investments balance of $39.0 million at June 30, 2008, approximately 62% had original maturity dates of less than 90 days, and approximately 25% had original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and the consistent yields we have experienced and anticipate experiencing across our portfolio, regardless of maturity date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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

Market acceptance of our products may also be affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we will have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept, or may not have the budget to purchase, INTERCEPT-treated blood products. It is difficult to predict the reimbursement status of newly approved, novel medical device products. In certain foreign markets, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There also have been proposals in the United States, at both the Federal and state government level, to implement such controls. The widespread adoption of managed care in the United States has also placed pressure on the pricing of medical products. These pressures can be expected to continue and may limit the prices we can obtain for our products.

Product revenue in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products, nor have we prioritized seeking such approval until quite recently. Our decision not to prioritize pursuit of regulatory approval of the INTERCEPT Blood System in the United States historically in favor of focusing on commercializing the INTERCEPT Blood System in Europe, Asia and the Middle East may have adverse consequences on market acceptance of the INTERCEPT Blood System globally. If the INTERCEPT Blood System products fail to achieve market acceptance, we may never become profitable.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, promote, distribute, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service, where general cost containment pressures have delayed consideration of the INTERCEPT Blood System to date. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a regional or even blood center-by-blood center basis, but depend on both local and centralized regulatory approvals. While the platelet and plasma systems have received in-country regulatory approval in France, adoption throughout France has been delayed pending budget authorization from the French Ministry of Health to support a national contract with the Etablissement Français du Sang, or EFS. Blood center economics in certain European countries, including Germany and the United Kingdom, may require that we develop disposable kit configurations of the platelet system that treat larger volumes of platelets, which would serve to reduce the absolute number of kits we might sell to address market demand in those countries, even though our selling price and margin might be higher on such disposable kit configurations. The Japanese Red Cross controls a significant majority of blood transfusions in Japan. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

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

We were required to obtain a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, by May 2007 and will need to do so every five years thereafter. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France and Switzerland, to market our products. We may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product revenue and profitability. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals. For example, we have been notified by Health Canada of its intention to suspend the medical device license for the platelet system that had been issued to Baxter, subject to the outcome of a hearing on the reconsideration of Health Canada’s position.

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

In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world applicable to our prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers will be required to obtain approved license supplements from the FDA in the United States and from appropriate regulatory authorities in Germany, Canada, Australia and other countries before making available blood products processed with our pathogen inactivation systems to hospitals and transfusing physicians. For example, our customers in Germany must obtain separate regulatory approvals to manufacture and sell blood components treated with the INTERCEPT Blood System. Our customers may lack the resources or capability to obtain such regulatory approvals. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications for manufacturing and sale or supplements may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We have very limited experience in marketing and sales, or in managing a commercial operation. We have limited experience in managing regulatory affairs, particularly with foreign authorities.

Following our agreements with Baxter in February 2006, we became fully responsible for sales, marketing and distribution support of the INTERCEPT Blood System worldwide, except in those Asian territories covered by our agreements with BioOne for the platelet and plasma systems. As a consequence, we no longer rely upon Baxter or Fenwal for sales, marketing, distribution, or regulatory support of the INTERCEPT Blood System. In some cases, we will need to transition regulatory approvals obtained by Baxter to ones issued in our name, based upon new or updated data we may be required to submit. If we fail in our efforts to develop such internal competencies or establish acceptable relationships with third parties on a timely basis, our attempts to commercialize the INTERCEPT Blood System may be irreparably harmed.

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

We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into national distribution agreements in Spain, Portugal and Chile, Turkey, Russia, Poland, Greece, Kuwait, Indonesia, and Malaysia, as well as regional distribution agreements in Italy. We rely on these distributors to market and sell the INTERCEPT Blood System, provide customer support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood Systems in their respective territories or may do so on terms that are not economic to us. They may fail to sell product inventory they have purchased from us to end customers. They may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations.

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

In March 2007 Baxter sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal, Inc. Fenwal has assumed Baxter’s obligations to us under the manufacturing agreement. However, Fenwal may fail to manufacture an adequate supply of components, Intersol additive solution or devices of the INTERCEPT Blood System or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Certain components of the INTERCEPT Blood System are currently manufactured or assembled at facilities not owned by Fenwal. Under our agreements, Fenwal will continue to be obligated to supply illuminators and disposable kits associated with the platelet and plasma systems to us generally through 2008 and for certain components through 2009. Failure to produce an adequate supply of components or devices of the INTERCEPT Blood System would subject us to the risks described above. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. We will be required to redesign the illuminator used in the platelet and plasma systems to manage the risk of obsolete components. Such redesign may be expensive and lead to regulatory delays in obtaining approvals to market the redesigned device. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below. While we have had discussions with Fenwal and third parties, we have not successfully concluded negotiations to assure an uninterrupted supply of the INTERCEPT Blood System beyond the expiration of the current supply agreement with Fenwal. Failure to do so would lead to material adverse events, including loss of contracts, customer relationships and our ability to operate as a going concern.

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

Other manufacturers supplying blood component collection platforms to the market may resist our efforts to make the INTERCEPT Blood System compatible with their platforms. Making our platelet system readily compatible with the apheresis collection system manufactured by Haemonetics Corp., a supplier of automated blood collection systems will require certain changes in the Haemonetics device, and there can be no assurance that Haemonetics will undertake this effort on a timely basis or in a commercially reasonable form. Gambro, BCT, Inc., or Gambro, another major supplier of automated platelet collection systems, received a CE mark of its own system for pathogen inactivation of platelets in late 2007. For competitive reasons, Gambro may have little or no incentive to make its apheresis collection system compatible with our platelet system. Attaining compatibility with collection platforms manufactured by others may require adaptations to either the INTERCEPT Blood System or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the INTERCEPT Blood System may be delayed until the system receives regulatory approval for use on such other equipment, if required.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International GmbH, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. Gambro is developing a pathogen inactivation system for blood products and has been issued a CE mark for a pathogen reduction system for platelets. Effective in July 2008, Gambro changed the name of its blood products business, which includes Navigant Biotechnologies, to CaridianBCT, Inc.

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

We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. At June 30, 2008, we had an accumulated deficit of approximately $371.1 million. Except for the platelet and plasma systems, we have not received significant revenue from product revenue. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in early stage clinical development and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. Because the contracts with large, public-sector customers, such as the EFS, for the INTERCEPT Blood System may not be confidential due to the public tender process, their terms may set contractual precedents that would not be acceptable to us if applied to contracts with our other customers. Historically, we received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements and were required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. Contribution from product sales is unlikely to exceed the costs we incur in research, development, and commercialization of the INTERCEPT Blood System for the foreseeable future. We expect our losses to continue at least until the INTERCEPT Blood System is commercialized more broadly and achieves more significant market acceptance. Costs of developing and testing the red blood cell system in later stage human clinical trials will extend the period during which we expect to operate at a loss.

If we fail to obtain the capital necessary to fund our future operations, we will not be able to develop product candidates in our pipeline.

Our product development programs and product commercialization efforts are capital-intensive. We may need to reduce or stop further investment in specific research and development or sales and marketing activities if we are unable to obtain additional capital or if any of our development programs are determined by us to be economically unfeasible. A product or program may be determined to be uneconomic if the commercial opportunity is insufficient to justify the investment required to develop and market the product or for other reasons. We expect that our spending in support of research, development and commercialization of the platelet, plasma, and red blood cell systems will be in excess of contribution from product sales and development funding for such programs from third parties over the next year. We may experience higher than anticipated working capital requirements, particularly if we are unable to collect accounts receivable on a timely basis or choose to maintain safety stocks of inventory of the platelet and plasma systems to mitigate risks of supply shortages. As a result of these factors, further product development and commercialization of the INTERCEPT Blood System may take longer and be more expensive than we previously anticipated. We expect to continue to expend substantial funds in support of our operations for the foreseeable future. Our cash, liquidity and capital requirements will depend on many factors, including the development progress and costs of our programs, operating costs and working capital requirements, timing and magnitude of payments under grants from the United States government, costs related to creating, maintaining, and defending our intellectual property, competitive developments, and regulation factors.

We may borrow capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets.

Historically, we had received significant awards in funding under cooperative agreements with the Department of Defense. We also received funding under grants from the National Institutes of Health, largely in support of the immunotherapy business that we spun off in late 2007. Further funding awarded under federal grants and cooperative agreements for the INTERCEPT Blood Systems will decline significantly when compared to historic levels. It is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. Historically, a significant portion of our grant revenue came from awards surrounding our former immunotherapy business. We anticipate that all grants and awards surrounding our immunotherapy business will be transferred to Anza, and as a result, we will no longer be eligible to receive proceeds from these awards. If we are unable to obtain Federal grant and cooperative agreement funding for future blood safety activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of June 30, 2008, consisted primarily of corporate obligations, government-sponsored entities, and taxable money market funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits maturities, our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

In November 2007, we spun-off our immunotherapy business to Anza. In exchange for contributed tangible and intangible assets, we received an equity interest of approximately 15.5% of Anza’s fully diluted equity, including shares currently held in escrow which we expect to receive. In addition to equity, we are eligible to receive future cash milestone payments of up to in excess of $90.0 million, as well as royalty payments, if vaccine candidates generated from the transferred assets are successfully developed and commercialized. There is no assurance that the equity will have monetary value at such time we are allowed to sell it or that any of the milestone or royalty payments will ever be made to us. In addition, we are obligated through January 2010 to make lease payments on space that has historically been occupied by our immunotherapy business which we may be unable to sublease.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2005, to June 30, 2008, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $2.93 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

•	decisions regarding reimbursement and commercial adoption by customers, national blood services or governmental bodies;

•	biological or medical discoveries;

•	technological innovations or new commercial services by us or our competitors;

•	developments concerning proprietary rights, including patents and litigation matters;

•	regulatory developments in both the United States and foreign countries;

•	status of development partnerships;

•	dilution from future issuances of common stock, including through the exercise of vested stock options;

•	debt financings, with terms that may not be viewed favorably by shareholders;

•	public concern as to the safety of new technologies;

•	general market conditions;

•	comments made by analysts, including changes in analysts’ estimates of our financial performance; and

•	quarterly fluctuations in our revenue and financial results.

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

The following proposals were submitted to a vote of, and adopted by our stockholders at the 2008 Annual Meeting of Stockholders on June 2, 2008, or the Annual Meeting:

1.	Stockholders approved the proposal to elect three (3) directors, each for a three-year term. The vote tabulation is as follows:

Director	Votes For	Votes Withheld
Timothy B. Anderson	27,938,286	470,449
Bruce C. Cozadd	27,419,129	989,606
Claes Glassell	27,934,785	473,950

B.J. Cassin, William R. Rohn., Gail Schulze, and Laurence M. Corash continued to serve as directors after the Annual Meeting.

2.	Stockholders approved the proposal for the 2008 Equity Incentive Plan providing for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. There were 16,410,193 votes for and 970,247 votes against, with 37,033 abstentions and 10,991,262 broker non-votes.

3.	Stockholders approved the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm to perform the audit of Cerus Corporation’s financial statements for fiscal year ending December 31, 2008 by a vote of 28,236,252 for and 113,855 against with 58,628 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.35(4)(5)	2008 Equity Incentive Plan.

10.36(±)	Credit Agreement, dated June 18, 2008, between Cerus and Wells Fargo Bank, National Association.

10.37(±)	Security Agreement, dated June 18, 2008, between Cerus and Wells Fargo Bank, National Association.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated June 17, 2008

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Management contract or compensatory arrangement.

(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated June 6, 2008.

(±)	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the
Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: July 28 2008	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.35(4)(5)	2008 Equity Incentive Plan.

10.36(±)	Credit Agreement, dated June 18, 2008, between Cerus and Wells Fargo Bank, National Association.

10.37(±)	Security Agreement, dated June 18, 2008, between Cerus and Wells Fargo Bank, National Association.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated June 17, 2008

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Management contract or compensatory arrangement.

(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated June 6, 2008.

(±)	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the
Form 10-Q), irrespective of any general incorporation language contained in such filing.