Form 10-Q
period 2008-09-30
CERUS CORP
filed 2008-10-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 23, 2008, there were 32.5 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008 (Unaudited)	December 31, 2007 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,306	$19,625
Short-term investments	14,185	37,225
Accounts receivable, net of allowance of $195 and $0, respectively	7,078	7,772
Inventories	10,308	7,062
Prepaid and other current assets	1,124	2,218

Total current assets	48,001	73,902
Non-current assets:
Property and equipment, net	1,561	1,322
Long-term investment in related party	1,988	1,874
Other assets	848	1,111

Total assets	52,398	78,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,398	$10,107
Accrued liabilities	6,078	6,679
Deferred revenue	85	1,504
Capital lease obligations	9	30

Total current liabilities	12,570	18,320
Non-current liabilities:
Capital lease obligations	—	2
Other non-current liabilities	224	—

Total liabilities	12,794	18,322
Stockholders’ equity:
Preferred stock	9,496	9,496
Common stock	33	32
Additional paid-in capital	409,883	407,010
Accumulated other comprehensive income	121	75
Accumulated deficit	(379,929)	(356,726)

Total stockholders’ equity	39,604	59,887

Total liabilities and stockholders’ equity	$52,398	$78,209

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$3,095	$2,762	$11,977	$5,620
Government grants and cooperative agreement	787	414	904	3,029

Total revenue	3,882	3,176	12,881	8,649
Cost of product revenue	1,913	1,673	6,704	3,564

Gross profit	1,969	1,503	6,177	5,085
Operating expenses:
Research and development	2,483	4,006	7,937	10,831
Selling, general and administrative	7,067	5,631	21,607	17,104
Impairment of long-term investment in related party	—	—	—	9,450

Total operating expenses	9,550	9,637	29,544	37,385

Loss from operations	(7,581)	(8,134)	(23,367)	(32,300)
Interest and other income (expense), net	(1,237)	1,334	164	3,418

Loss from continuing operations	(8,818)	(6,800)	(23,203)	(28,882)

Discontinued operations:
Loss from discontinued operations	—	(2,351)	—	(4,992)

Loss from discontinued operations	—	(2,351)	—	(4,992)

Net loss	$(8,818)	$(9,151)	$(23,203)	$(33,874)

Per share information:
Loss from continuing operations per share – basic and diluted	$(0.27)	$(0.21)	$(0.72)	$(0.91)
Loss from discontinued operations per share – basic and diluted	$—	$(0.08)	$—	$(0.15)
Net loss per share – basic and diluted	$(0.27)	$(0.29)	$(0.72)	$(1.06)
Weighted average common shares outstanding used for basic and per share information:
Basic	32,530	31,850	32,400	31,810
Diluted	32,530	31,850	32,400	31,810

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(23,203)	$(33,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	590
Stock-based compensation to employees	1,584	1,434
Impairment of long-term investment in related party	—	9,343
Changes in operating assets and liabilities:
Accounts receivable	694	(1,597)
Inventories	(3,246)	(2,110)
Other assets	1,268	541
Deferred gain	—	(586)
Accounts payable and accrued expenses	(4,210)	1,647
Deferred revenue	(1,419)	39

Net cash used in operating activities	(28,087)	(24,573)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(684)	(360)
Purchases of short-term investments	(2,285)	(26,654)
Sales of short-term investments	5,026	—
Maturities of short-term investments	20,345	42,603

Net cash provided by investing activities	22,402	15,589
Financing activities:
Net proceeds from issuance of common stock and exercise of stock options	1,290	762
Payments on capital lease obligations	(23)	(79)
Issuance cost for credit facility	(25)	—
Proceeds from note payable	124	—

Net cash provided by financing activities	1,366	683

Net decrease in cash and cash equivalents	(4,319)	(8,301)
Cash and cash equivalents, beginning of period	19,625	46,287

Cash and cash equivalents, end of period	$15,306	$37,986

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its wholly-owned subsidiary, Cerus Europe B.V., which are referred to together as the “Company”, after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments and reclassifications, considered necessary for a fair presentation have been included. These adjustments did not have a material impact on the Company’s results of operations or financial position. The results of the Company’s former immunotherapy business, which was sold to a newly-formed company in November 2007, are recorded as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented. As such, results previously reported have been restated to reflect the discontinued operation treatment of the immunotherapy business. Operating results for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2008. The accompanying balance sheet as of December 31, 2007, has been derived from our audited financial statements as of that date.

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

Revenue and Research and Development Expenses

The Company recognizes revenue in accordance with the SEC’s published Staff Accounting Bulletin No. 104, “Revenue Recognition” or SAB 104, and Emerging Issues Task Force, or EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through September 30, 2008 were product revenue from sales of the INTERCEPT Blood System, research and development activities and agreements, United States government grants and awards, and commercialization agreements.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order or signed sales contract as evidence of written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product. Deliverables and the units of accounting vary according to the provisions of the purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At September 30, 2008 and December 31, 2007, the Company had $85,000 and $1.5 million of short-term deferred revenue on its condensed consolidated balance sheets, respectively. Freight costs charged to customers are recorded as a component of revenue under EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. Value-added-taxes, or VAT, that the Company invoices to its customers and remits to governments, are recorded on a net basis, and are excluded from product revenue.

The Company receives certain United States government grants that support the Company’s efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or FAS, No. 2, “Accounting for Research and Development Expenses,” research and development expenses are charged to expense when incurred. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

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

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest and other income (expense), net. The Company’s available-for-sale securities consist primarily of corporate debt securities and U.S. government agency securities.

Unrealized gains at September 30, 2008, and December 31, 2007 are reported in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairment losses of $0.2 million and $0.3 million, respectively. See Note 2 regarding the inputs used to determine the fair value of the Company’s investments. The cost of securities sold is based on the specific identification method.

As of September 30, 2008, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within other long-term assets on its condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy by a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At September 30, 2008, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments that has not been already reflected in the realized losses the Company has recorded.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company performs ongoing credit evaluations of its customers and does not generally require collateral from its customers to secure accounts receivable. The Company provides an allowance for estimated losses on receivables based on a review of the current status of existing receivables and historical collection experience. At September 30, 2008, the Company had an allowance of $0.2 million related to specifically identifiable accounts that may ultimately be uncollectible. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations. At September 30, 2008, one customer represented approximately 52% of outstanding trade receivables. At September 30, 2008 and December 30, 2007, another customer represented approximately 15% and 13%, respectively, of outstanding trade receivables. To date, the Company has not experienced collection difficulties from either of these customers. In addition, four customers collectively represented approximately 77% and 62% of the Company’s product sales for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, one customer represented approximately 40% and 27%, respectively, of our product sales.

Inventories

At September 30, 2008, inventory consisted of finished goods of INTERCEPT disposable kits, components thereof, illuminators, and certain replacement parts for the illuminators. Inventory is recorded at the lower of cost or market value, determined on a first in, first-out basis. Platelet and plasma system disposable kits generally have a two-year life from date of manufacture, whereas illuminators and replacement parts do not have regulated expiration dates. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At September 30, 2008, the Company had written down approximately $87,000 associated with potentially obsolete or expiring product.

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

Long-Term Investments

BioOne Corporation

At September 30, 2008, and December 31, 2007, the Company accounted for its long-term investment under the cost method of accounting in accordance with Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, and Financial Accounting Standards Board Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock,” or FIN 35. At September 30, 2008, and December 31, 2007, the Company held an approximately 13% interest in the voting securities of BioOne Corporation, or BioOne, and accounted for its investment in BioOne under the cost method. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: limited availability of and infrequency of access to financial information of BioOne, majority shareholder mix in BioOne, and the Company’s lack of representation on BioOne’s board of directors. As a result of its evaluations, at September 30, 2008, and December 31, 2007, the Company accounted for its investment under the cost method, as it concluded that predominant evidence exists to support this conclusion.

In July, 2007, BioOne completed an equity financing on terms reflecting a valuation substantially below the valuations of previous rounds of financing. As a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its equity interest in BioOne during the three months ended June 30, 2007. The Company’s investment in BioOne is included in long-term investment in related party on its balance sheet at $2.0 million and $1.9 million at September 30, 2008 and December 31, 2007, respectively. The Company evaluates several criteria to determine the fair value of the equity received. In addition, the Company evaluates several criteria on an ongoing basis to determine whether or not known facts and circumstances support the carrying value of the investment balance. These criteria include, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne, and available financial information. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne’s equity at September 30, 2008, deteriorate, the Company will reassess the recorded basis of its investment in BioOne.

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

The Company has accounted for its immunotherapy business as a discontinued operation, and has restated its financial statements for prior periods to reflect the discontinued operation. The Company is providing certain transition services to Anza, generally for less than one year, under terms of a transition services agreement under which Anza agreed to reimburse the Company for its direct costs associated with providing such services. The transition services the Company is providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. The Company also subleased 14,800 square feet to Anza under a month-to-month sublease that expires no later than March 31, 2009.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary, Cerus Europe B.V., located in the Netherlands, is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars at historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations as a component of interest income and other, net. The Company recorded $1.3 million and $0.5 million in foreign currency loss during the three and nine months ended September 30, 2008, respectively, and $0.4 million and $0.5 million in foreign currency gains during the three and nine months ended September 30, 2007, respectively.

Stock-Based Compensation

The Company maintains a stock compensation plan, the 2008 Equity Incentive Plan, to provide long-term incentives for its employees, contractors, members of the Board of Directors, and members of the Scientific Advisory Board. The 2008 Equity Incentive Plan allows for the issuance of non-statutory and incentive stock options, rights to acquire restricted stock, and stock bonuses. The Company also maintains an active employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or FAS 123R. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria have been met and the option vests. Total stock-based compensation recognized on the Company’s condensed consolidated statement of operations impacted net loss per common share for the three and nine months ended September 30, 2008 by $0.02 and $0.05 per common share, respectively, and for the three and nine months ended September 30, 2007, by $0.01 and $0.05 per common share, respectively.

See Note 8 for further information regarding our stock-based compensation assumptions and expenses.

The Company applies the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18, for its non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in its condensed consolidated statements of operations.

Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes the standards of reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income for the three and nine months ended September 30, 2008 and 2007 consisted of unrealized gains from the Company’s available-for-sale short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or FAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within its provision for income taxes did not change. The adoption of FIN 48 has not resulted in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2004 through 2007 remain subject to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(8,818)	$(6,800)	$(23,203)	$(28,882)
Loss from discontinued operations	—	(2,351)	—	(4,992)

Net loss	$(8,818)	$(9,151)	$(23,203)	$(33,874)
Denominator:
Basic weighted average number of common shares outstanding	32,530	31,850	32,400	31,810
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	—	—	—	—

Diluted weighted average number of common shares outstanding	32,530	31,850	32,400	31,810

Loss per common share from continuing operations – basic and diluted	$(0.27)	$(0.21)	$(0.72)	$(0.91)
Loss per common share from discontinued operations – basic and diluted	$—	$(0.08)	$—	$(0.15)
Net loss per common share – basic and diluted	$(0.27)	$(0.29)	$(0.72)	$(1.06)

The table below presents stock options, preferred stock and restricted stock units that are excluded from the diluted net loss per common share due to their anti-dilutive effect (shares in thousands):

	Three months ended September 30,
	2008	2007
Antidilutive securities	5,279	5,545

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company, if these arrangements are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that provide for indemnification of the counter party for damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions and is not able to estimate the maximum potential impact of these indemnification provisions on its future operating results.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known. There have been no warranty costs incurred through September 30, 2008. Accordingly, at September 30, 2008, the Company had not accounted for any potential warranty costs.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position, or FSP, No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” or FAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted FAS 157 for financial assets beginning January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 became effective for the Company beginning January 1, 2008, although the Company has not chosen to measure eligible assets and liabilities at fair value under the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on the Company’s condensed consolidated statements of position, results of operations, or cash flows.

In November 2007, the EITF ratified a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of EITF 07-1 on its financial position, results of operations and cash flows, however, it does not anticipate the adoption of EITF 07-1 will have a material impact.

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

Note 2. Financial Instruments

The Company measures and records certain financial assets at fair value on a recurring basis, including its available-for-sale short-term investments. The Company’s available-for-sale short-term investments consist of fixed income corporate bonds, corporate commercial paper and U.S. government agency securities. The Company classifies investments with remaining maturities of three months or less at the date of purchase, as cash equivalents. Cash equivalents consist of money market funds, for which the carrying amount is a reasonable estimate of fair value.

At September 30, 2008, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$9,612	$9,612	$—	$—
Commercial paper(2)	996	—	996	—
Corporate bonds(2)	9,491	—	9,491	—
U.S. government agency securities(2)	3,698	—	3,698	—

	$23,797	$9,612	$14,185	$—

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

The Company classifies investments within Level 1 if quoted market prices are available in active markets and are valued based on such quoted market prices. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: U.S. government agencies, corporate bonds and commercial paper. Investments are held by a custodian who obtains investment prices from a third-party pricing provider that uses standard inputs to models that vary by asset class. The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of September 30, 2008.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Work in process	$2,979	$715
Finished goods	7,329	6,347

	$10,308	$7,062

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued compensation and related	$1,798	$2,157
Accrued contract and other accrued expenses	4,280	4,522

	$6,078	$6,679

Note 5. Commitments and Contingencies

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

Royalties

The Company is obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the INTERCEPT Blood System for red blood cells, or the red blood cell system, and 6.5% for illuminators. During the three and nine months ended September 30, 2008, we recognized royalty costs of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2007, we recognized royalty costs of $0.2 million and $0.5 million, respectively.

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

Note 6. Credit Agreement

In June 2008, the Company entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allows the Company to borrow up to $10.0 million to be used for working capital and general operating needs. The initial term of the Facility is one year, if not extended. At the Company’s option, interest on borrowings under the Facility accrues at either a fixed rate LIBOR plus two percent (2.0%) for borrowings in excess of $0.5 million for one, two, three, or six months, or a variable prime rate. The Facility is secured by all of the Company’s assets, excluding intellectual property. The Facility also contains certain customary financial and non-financial conditions, as well as certain specific financial covenants, including covenants which require the Company to maintain certain minimum cash balances and incur maximum net losses and net operating losses in any given quarter for which the Facility is effective. At September 30, 2008, no amount was outstanding under the Facility and the Company was in compliance with the covenants.

Note 7. Preferred Stock

Baxter International, Inc., or Baxter, holds 3,327 shares of the Company’s Series B preferred stock, which represents 100% of the total outstanding shares of Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by Baxter in the event of a liquidation, or except as required by Delaware law. At any time, Baxter may convert each share of Series B preferred stock into 100 shares of common stock. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents 1.0% of the Company’s outstanding common stock as of September 30, 2008. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 8. Stock-Based Compensation

2008 Equity Incentive Plan

The Company maintains a stock compensation plan as long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Boards. At September 30, 2008, the Company only had one active stock plan, the 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan allows for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Performance-based stock options granted under the 2008 Plan are limited to either 500,000 shares or $1.0 million, in the case of performance based cash awards, per calendar year. During the three months ended September 30, 2008, the Company granted performance based stock options totaling 50,000 shares.

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

Restricted stock unit grants made in connection with the Bonus Plan for Senior Management of Cerus Corporation are presented in the following table:

Nine Months Ended September 30,	Units granted	Value per unit	Units vested at September 30, 2008
2008	43,086	$6.99	—
2007	60,620	5.54	20,207
2006	37,098	10.32	24,732

Total	140,804		44,939

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

The Company does not recognize stock based compensation on stock options that contain performance conditions, until such time as the performance criteria have been achieved and the option vests. As such, for the three months ended September 30, 2008, the Company had not recorded any such stock based compensation for the 50,000 performance-based stock options granted during such period.

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

The assumptions used to value option grants for the three and nine months ended September 30, 2008, and 2007 were as follows:

	2008	2007
Expected term (in years)	4.16-6.73	4.10-5.13
Volatility	59.1%	60.1%
Risk free interest rate	4.03%	4.66%

The assumptions used to value employee stock purchase rights for the three and nine months ended September 30, 2008, and 2007 were as follows:

	2008	2007
Expected term (in years)	0.50	0.50
Volatility	54.6%	51.6%
Risk free interest rate	4.4%	4.38%

Total stock-based compensation recognized on the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2008 and 2007, was as follows (in thousands):

	Option Grants and Stock Purchase Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$157	$154	$454	$594
Selling, general and administrative	398	246	1,130	840

	$555	$400	$1,584	$1,434

Activity under the Company’s stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2007	5,173	12.13
Granted	297	5.65
Cancelled	(266)	16.01
Exercised	(399)	2.86

Balances at September 30, 2008	4,805	12.29

The total aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 and 2007 was $1.8 million and $15.3 million, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2008 was $2.43 and $2.99 per share, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $3.40 and $3.38 per share, respectively. The weighted average remaining term of options exercisable at September 30, 2008 was 5.04 years. As of September 30, 2008, we had stock-based compensation expense of $3.6 million related to non-vested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 2.5 years. The following table depicts the population of stock options at range of exercise prices outstanding at September 30, 2008 (shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.05—2.28	487	5.76	$2.25	487	$2.25
$2.39—2.89	291	5.90	$2.56	284	$2.56
$2.95—3.25	542	5.62	$3.23	538	$3.24
$3.48—5.55	709	7.01	$5.04	387	$4.89
$5.57—6.76	493	8.03	$6.19	275	$6.32
$6.88—8.73	693	7.89	$8.26	254	$7.91
$8.86—9.61	494	6.30	$8.94	369	$8.93
$10.15—26.50	488	2.83	$18.35	469	$18.68
$26.87—50.18	509	2.63	$45.01	509	$45.01
$53.57—75.25	99	1.21	$68.40	99	$68.40

	4,805	5.81	$12.29	3,671	$13.89

Note 9. Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) for all periods presented comprises unrealized holding gains and losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss:
As reported	$(8,818)	$(9,151)	$(23,203)	$(33,874)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(20)	(114)	46	(131)

Comprehensive loss	$(8,838)	$(9,265)	$(23,157)	$(34,005)

Note 10. Development and License Agreements

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

In 2007, BioOne received equity financing from institutional and corporate investors at a price per share below the Company’s carrying value at that time. The Company did not participate in this equity offering. However, as a consequence, the Company recorded a $9.5 million non-cash impairment charge on the carrying value of its interest in BioOne equity during the three month period ended June 30, 2007. The Company’s investment in BioOne, which had been recorded at $11.2 million as a long term investment in related party on its balance sheet, was written down and was recorded at $1.9 million as of December 31, 2007. At September 30, 2008, due to foreign currency fluctuations between the U.S. dollar and Japanese Yen, the Company had recorded the investment in BioOne at $2.0 million. To the extent that the criteria used to support the carrying value of the Company’s investment in BioOne at September 30, 2008 deteriorates, the Company will reassess the recorded basis of its investment in BioOne.

At September 30, 2008 and December 31, 2007, the Company held approximately 13% of the voting securities of BioOne. The Company evaluated several criteria in determining that it does not have the ability to exercise significant influence over BioOne. As a result of this evaluation, at September 30, 2008, the Company continues to account for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

Cooperative Agreements with the U.S. Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the U.S. armed forces for medical transfusions. Under the conditions of the agreements, the Company is reimbursed for development funding expenses incurred for conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the U.S. armed forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $0.8 million and $0.9 million associated with these awards during the three and nine months ended September 30, 2008, respectively, and $0.4 million and $3.0 million during the three and nine months ended September 30, 2007, respectively.

Note 11. Disclosures About Segments of an Enterprise

The Company operates only one segment, blood safety. Prior to its November 2007 sale of its former immunotherapy business to Anza, the Company operated two segments: blood safety and immunotherapy. Results for the three and nine months ended September 30, 2007 have been restated to show the Company’s former immunotherapy segment as a discontinued operation. Results for the Company’s remaining segment, the blood safety segment, are the same as its condensed consolidated results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about our ability to commercialize and achieve market acceptance of the INTERCEPT Blood Systems, the successful completion of our research, development and clinical programs our ability to manage cost increases associated with pre-clinical and clinical development for the INTERCEPT Blood Systems, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood Systems, our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others and our estimates regarding the sufficiency of our cash resources. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. With the exception of a non-recurring gain recognized in 2005, we have been generally unprofitable since inception and, as of September 30, 2008, had an accumulated deficit of approximately $379.9 million. Our INTERCEPT platelet system, or the “platelet system,” and our INTERCEPT plasma system, or the “plasma system,” have received CE marks and are being marketed in Europe and the Middle East. We are pursuing regulatory approvals for the platelet and plasma systems in the United States and other countries. The INTERCEPT red blood cell system, or the “red blood cell system,” is in early stage clinical development.

In November 2007, we sold our former immunotherapy business to Anza Therapeutics, Inc., or Anza, which received initial funding from a syndicate of venture capital firms, including Kleiner Perkins Caufield & Byers, Sofinnova Ventures and Versant Ventures. We sold certain tangible and intangible assets associated with our immunotherapy business, consisting primarily of certain laboratory equipment and intellectual property. In exchange for the tangible and intangible assets, we received an equity interest of approximately 17.8% (15.5% fully diluted) of Anza’s equity. In addition to equity, we are eligible to receive future cash milestone payments of up to $94.0 million, as well as low single-digit royalty payments, if certain vaccine candidates generated from the transferred assets are successfully developed and commercialized. Of the milestone payments for which we are eligible, $90.0 million is payable only upon reaching specified annual sales levels within a certain number of years of product launch for the first two products brought to market incorporating Anza’s proprietary Listeria technology.

We accounted for the immunotherapy business as a discontinued operation and restated our condensed consolidated financial statements for prior periods to reflect the discontinued operation. We are providing certain transition services to Anza, generally for less than one year, under terms of a transition services agreement under which Anza will reimburse us for our direct costs associated with providing such services. The transition services we are providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. We also sublease 14,800 square feet to Anza under a month-to-month sublease that expires no later than March 31, 2009.

Until recently, our primary source of revenue has been from milestone payments, development contracts and collaborative agreements and grants from U.S. government agencies, including the U.S. Armed Forces and the National Institutes of Health, or NIH. We have recognized modest product revenues to date from the sale of our platelet and plasma systems in Europe, Russia, the Middle East and certain other countries around the world. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe, Russia, and the Middle East. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations.

Through September 30, 2008, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from grants and cooperative agreements with the Armed Forces. As a result of selling our immunotherapy business to Anza Therapeutics, Inc., previously reported revenue associated with grants and cooperative agreements with the NIH are reported as a component of loss from discontinued operations for all periods presented.

Under the agreements with BioOne, we received milestone payments and may receive additional contingent milestone payments and royalties on future product sales.

We pay royalties on product sales, at a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the red blood cell system, and 6.5% on sales of illuminators. This royalty structure replaced the terms of previous agreements between us and Baxter under which we had received a defined share of gross profit from product sales. Baxter also agreed to manufacture systems for the platelet and plasma systems on a cost-plus basis through December 31, 2008, and components through December 31, 2009. The agreement also provided that Baxter would supply only very limited types of components for the prototype of the red blood cell system. In March 2007, we were informed that Fenwal Inc., or Fenwal, had assumed Baxter’s manufacturing obligations to us and that our royalty payments would be made directly to Fenwal.

We are responsible for the commercialization and ongoing development of the platelet and plasma systems, except in parts of Asia for which BioOne is responsible for such commercialization. We expect that our spending in support of research, development and commercialization of the platelet and plasma systems over the next several years will be in excess of the contribution from product sales to customers and from milestone payments and development funding for such programs from BioOne, the Armed Forces and others. We also anticipate increasing our expenditures in support of preclinical and clinical trials and device development of our red blood cell system.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue – Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) products and/or services have been delivered or rendered, respectively; (iii) pricing is fixed or determinable; and (iv) collection is probable.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order or signed sales contract as evidence of a written agreement. We sell INTERCEPT Blood System for platelets and plasma directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product. Deliverables and the units of accounting vary according to the provisions of each customer agreement. For revenue arrangements with multiple elements we evaluate whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within our control. When all of these conditions are met, we recognize the revenue on the delivered elements. If these conditions are not met, we defer revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair market value method. Freight costs charged to customers are recorded as a component of revenue and value-added-taxes, or VAT, that we invoice to our customers and remit to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

•Inventory – We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Inventory is recorded at the lower of cost or market value, determined on a first in, first out basis. Our platelet and plasma system kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable. Our limited history selling the INTERCEPT Blood System limits the amount of historical data we have to perform such analysis. Generally, we write-down specifically identified obsolete, slow-moving, or known unsalable inventory using a number of factors including product expiration dates, open and unfulfilled orders, forecasts, and inventory turnover.

•Accrued expenses – We record accrued liabilities for certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as transition services and development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•Stock-based compensation – We issue stock-based awards to our employees, Board of Directors, Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards under Statement of Financial Accounting Standards, or FAS, No. 123R, “Accounting for Stock-Based Compensation” (FAS 123R). We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model. We continue to apply the provisions of Emerging Issues Task Force, or EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services,” for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

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

•Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in Financial Accounting Standard 109, “Accounting for Income Taxes,” or FAS 109, is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not have a significant impact on us. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three and Nine -Month Periods Ended September 30, 2008, and 2007

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentage)	2008	2007			2008	2007
Product revenue	$3,095	$2,762	$333	12%	$11,977	$5,620	$6,357	113%
Government grant and cooperative agreements	787	414	373	90%	904	3,029	(2,125)	(70)%

Total revenue	$3,882	$3,176	$706	22%	$12,881	$8,649	$4,232	49%

Product revenue increased $0.3 million to $3.1 million during the three months ended September 30, 2008, compared to $2.8 million during the comparable period in the prior year. The increase was largely driven by an increase in the number of disposable platelet system kits sold to customers in Europe and the Middle East. We anticipate product revenue for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

We recognized $0.8 million in revenue from government grants and cooperative agreements for the three months ended September 30, 2008, compared to $0.4 million for the comparable period in 2007. The increase was due primarily to increased activities covered under a new award with the U.S. Department of Defense, or DoD, totaling $0.8 million. Of the total awarded amount, we recognized the majority of the award during the three months ended September 30, 2008. In 2007, the majority of the grant revenue was from an award from the DoD for our red blood cell system, which was substantially recognized prior to September 30, 2007. We no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by the Small Business Administration. As a result, we are not eligible to apply for any new grants for which only small businesses are eligible.

Total revenue increased $4.2 million to $12.9 million during the nine months ended September 30, 2008, compared to $8.6 million during the comparable period in 2007. The increase of $4.2 million was largely due to an increase in the number of disposable platelet system kits and illuminators sold to customers in Europe and the Middle East, offset partially by a decrease in revenue recognized from government grants and cooperative agreements.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, and certain order fulfillment costs. Inventory is accounted for on a first-in, first-out basis.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentage)	2008	2007			2008	2007
Cost of product revenue	$1,913	$1,673	$240	14%	$6,704	$3,564	$3,140	88%

Cost of product revenue increased $0.2 million, to $1.9 million during the three months ended September 30, 2008, compared to $1.7 million during the comparable period in 2007. The increase in the cost of product revenue was primarily due to the larger number of disposable platelet system kits sold during the three months ended September 30, 2008, compared to the number sold during the three months ended September 30, 2007. In addition, royalties owed to Fenwal increased during the three months ended September 30, 2008, compared to the same period in 2007, also due to increased sales of the platelet system.

Similarly, cost of product revenue increased $3.1 million, to $6.7 million during the nine months ended September 30, 2008, compared to $3.6 million during the comparable period in 2007. The increase in the cost of product revenue was due to the higher number of disposable platelet system kits and illuminators sold during the nine months ended September 30, 2008 compared to the same period in 2007.

We anticipate that our cost of product revenue will increase in the future as a result of increased product sales volume. Our realized gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, and costs associated with our infrastructure, and laboratory chemicals and supplies.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentage)	2008	2007			2008	2007
Research and development	$2,483	$4,006	$(1,523)	(38)%	$7,937	$10,831	$(2,894)	(27)%

Research and development expenses decreased $1.5 million to $2.5 million for the three months ended September 30, 2008, compared to $4.0 million during the comparable period in 2007. Of our total research and development costs incurred, non-cash stock based compensation represented $0.2 million for the three months ended September 30, 2008 and 2007. The decrease in our research and development expenses during the three months ended September 30, 2008, compared to 2007 was the result of reduced development activities regarding our plasma system and lower clinical trial costs associated with our red blood cell system.

Research and development expenses decreased $2.9 million to $7.9 million for the nine months ended September 30, 2008, compared to $10.8 million during the comparable period in 2007. Of our total research and development expenses incurred, non-cash stock based compensation represented $0.5 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our research and development expenses during the nine months ended September 30, 2008, compared to 2007 was a result of lower clinical trial costs associated with our red blood cell system.

We anticipate our research and development spending will continue and at times may increase as a result of ongoing product development and later stage clinical trials, and as potential new products move from development to preclinical and clinical trials. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical study results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, including the risks described in “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in Europe and elsewhere, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Selling, general, and administrative	$7,067	$5,631	$1,436	26%	$21,607	$17,104	$4,503	26%

Selling, general, and administrative expenses increased $1.4 million to $7.1 million for the three months ended September 30, 2008, compared to $5.6 million during the comparable period in 2007. Of these amounts, non-cash stock based compensation represented $0.4 million and $0.2 million for the three months ended September 30, 2008, and 2007, respectively. Overall, the increase in selling, general and administrative expenses for the three months ended September 30, 2008, was primarily due to continued expansion of our operations in Europe, including increases in personnel costs, and to a lesser extent, increased marketing activities.

Selling, general, and administrative expenses increased $4.5 million to $21.6 million for the nine months ended September 30, 2008, compared to $17.1 million during the comparable period in 2007. Of the $21.6 million and $17.1 million of selling, general and administrative expenses recognized during the nine months ended September 30, 2008, and 2007, respectively, $1.1 million and $0.8 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the increase in selling, general and administrative expenses for the nine months ended September 30, 2008, was primarily due to continued expansion of our operations in Europe, including increases in personnel costs, and to a lesser extent, increased marketing activities.

We anticipate that selling, general, and administrative spending will continue to increase to support commercialization of the INTERCEPT Blood System.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2008	2007	Change		2008	2007	Change
Interest and other income (expense), net	$(1,237)	$1,334	$(2,571)	(193)%	$164	$3,418	$(3,254)	(95)%

Interest and other income (expense), net was $1.2 million of expense for the three months ended September 30, 2008, compared to $1.3 million in income during the comparable period in 2007. The decrease in income was primarily due to the changes in foreign currency exchange rates compared to the U.S. Dollar, specifically compared to the Euro, and the lower interest income during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Interest income was $0.3 million and $0.9 million for the three months ended September 30, 2008, and 2007, respectively. The decrease in interest income was primarily due to lower principal balances in our investment portfolio during the three months ended September 30, 2008, compared to the comparable period in 2007. In addition, during the three months ended September 30, 2008, we recorded other-than-temporary impairments totaling $0.2 million to our investment portfolio as a result of market deterioration resulting from the tightening global credit markets.

Interest and other income (expense), net was $0.2 million in income for the nine months ended September 30, 2008, compared to $3.4 million in income during the comparable period in 2007. The decrease in income was primarily due to lower interest income and the changes in foreign currency exchange rates compared to the U.S. Dollar, specifically compared to the Euro, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Interest income was $1.2 million and $3.1 million for the nine months ended September 30, 2008, and 2007, respectively. The decrease in interest income was primarily due to lower principal balances in our investment portfolio throughout the nine months ended September 30, 2008, compared to the comparable period in 2007. In addition, during the nine months ended September 30, 2008, we recorded other-than-temporary impairments totaling $0.3 million to our investment portfolio as a result of market deterioration resulting from the tightening global credit markets.

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

Loss from Discontinued Operations

The results of our former immunotherapy segment for the three and nine months ended September 30, 2007, are summarized in the following table:

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Revenue	$—	$524	$(524)	(100)%	$—	$4,263	$(4,263)	(100)%

Operating expenses	—	2,875	(2,875)	(100)%	—	9,255	(9,255)	(100)%

Loss from discontinued operations	$—	$(2,351)	$2,351	100%	$—	$(4,992)	$4,992	100%

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

At September 30, 2008, we had cash, cash equivalents and short-term investments of $29.5 million. Net cash used in operating activities was $28.1 million for the nine months ended September 30, 2008, compared to $24.6 million during the comparable period in 2007. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably increases in our inventory and decreases in our accrued expenses, offset by decreases in our accounts receivable balances. Net cash provided by investing activities during the nine months ended September 30, 2008, was $22.4 million compared to $15.6 million during the comparable period in 2007. The increase was primarily due to fewer purchases of short-term investments in 2008, offset by higher sales and maturities of short-term investments. Net cash provided by financing activities during the nine months ended September 30, 2008, was $1.4 million, compared to cash provided by financing activities of $0.7 million for the same period in 2007. The increase of $0.7 million was primarily due to cash received from the exercise of stock options. Working capital decreased to $35.4 million at September 30, 2008, from $55.6 million at December 31, 2007, primarily due to lower cash, cash equivalents and short-term investments and partially offset by increased inventory balances.

Our near-term capital requirements are dependent on various factors, including operating costs and capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting clinical trials of our red blood cell system, timing and magnitude of payments under grants from the U.S. government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate net cash inflows from working capital, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances along with the amounts available to us under our senior secured credit facility will be sufficient to meet our capital requirements through at least the second quarter of 2009, by which time we will need to raise additional capital.

We may borrow additional capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration arrangements, we may be required to relinquish some of our rights to our technologies or product, or grant licenses on terms that are not favorable to us. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the U.S. and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional capital due to the recent disruptions to the credit and financial markets in the U.S. and worldwide or other factors, we will need to curtail planned development activities and commercialization activities.

Historically, we had received significant awards in funding under cooperative agreements with the Department of Defense. We also received funding under grants from the National Institutes of Health, largely in support of the immunotherapy business that we spun off in late 2007. Further funding awarded under Federal grants and cooperative agreements for the INTERCEPT Blood Systems is likely to decline significantly when compared to historic levels. It is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. Historically, a significant portion of our grant revenue came from awards surrounding our former immunotherapy business. If we are unable to obtain Federal grant and cooperative agreement funding for future blood safety activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

In August 2001, we filed a shelf registration statement on Form S-3 to offer and sell up to $300.0 million of common stock and/or debt securities. Under applicable rules and regulations promulgated by the Securities and Exchange Commission, or SEC, that shelf registration statement will expire and cease to be available to us on December 1, 2008. In June 2003, we completed a public offering of 6,000,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $57.8 million under the shelf registration statement. In March 2006, we completed a public offering of 5,175,000 shares of common stock with gross proceeds, calculated for registration statement purposes, of $45.3 million under the shelf registration statement. In December 2006, we completed a registered direct offering of 3,903,952 shares of common stock, calculated for registration statement purposes, of $26.1 million under the shelf registration. In late October 2008, we filed a new shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities. That new shelf registration statement has not yet been declared effective by the SEC.

Commitments and Off-Balance Sheet Arrangements

Commitments

Our commitments are as follows (in thousands):

	Payments Due by Period from September 30, 2008
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Minimum purchase requirements	$1,525	$1,525	$—	$—	$—
Operating leases	4,571	1,539	1,765	1,230	37
Other commitment	100	23	46	31	—

Total contractual cash obligations	$6,196	$3,087	$1,811	$1,261	$37

Our minimum purchase commitments include certain components of our INTERCEPT blood safety system that we purchase from third party manufacturers and provide to Fenwal at no cost.

Operating Leases

We lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our facility leases qualify as operating leases under FAS No. 13, “Accounting for Leases” and as such, are not included on our balance sheet.

Royalties

We are obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the red blood cell system, and 6.5% for illuminators.

Credit Facility

In June 2008, we entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allows us to borrow up to $10.0 million to be used for working capital and general operating needs. The initial term of the Facility is one year, if not extended. At our option, interest on borrowings under the Facility accrues on either a fixed rate of LIBOR plus two percent (2.0%) for borrowings in excess of $0.5 million for one, two, three, or six months, or a variable prime rate. The Facility is secured by all of our assets, excluding intellectual property. The Facility also contains certain customary financial and non-financial conditions, as well as certain specific financial covenants, including covenants that require us to maintain certain minimum cash balances and incur maximum net operating losses in any given quarter during which the Facility is in place. At September 30, 2008, no amount was outstanding under the Facility and we were in compliance with all of the covenants.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains at September 30, 2008, totaled $0.1 million and unrealized gains at December 31, 2007, totaled $0.1 million.

Our cash equivalent and short-term investment portfolio as of September 30, 2008, consisted primarily of high credit, high liquidity U.S. government agency securities, commercial paper, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits maturities, our exposure to any one issuer, as well as our maximum exposure to various asset classes. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio; however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. During the three and nine months ended September 30, 2008, we recognized other than temporary impairments for certain investments in our portfolio totaling $0.2 million and $0.3 million, respectively. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

Of our cash, cash equivalent, and short-term investments balance of $29.5 million at September 30, 2008, approximately 52% had original maturity dates of less than 90 days, and approximately 3% had original maturities of 90 days to one year. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio and the consistent yields we have experienced and anticipate experiencing across our portfolio, regardless of maturity date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For logistical and financial reasons, the transfusion industry has not always integrated new technologies into its processes, even those with the potential to improve the safety of the blood supply, such as the INTERCEPT Blood System. Our products may require significant changes to our potential customers’ blood component collection methods, space and staffing requirements and potential customers may not believe that the benefits of using the INTERCEPT Blood System justify their additional cost. There is some loss of platelets as a result of our pathogen inactivation process. If the loss of platelets leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system. Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens, including prions, may limit their acceptance. In addition, our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance. In addition, our platelet system process today is not fully compatible with the common practice of collecting two units of platelets from a single apheresis donor. We may need to develop new product configurations to address market needs, which may be technically challenging, expensive and negatively affect potential contribution from product sales. If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to a shortcoming of the INTERCEPT Blood System, customers may refrain from purchasing the products.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, promote, distribute, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service, where general cost containment pressures have delayed consideration of the INTERCEPT Blood System to date. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a regional or even blood center-by-blood center basis, but depend on both local and centralized regulatory approval from the Paul Ehrlich

Institute, or PEI. Product characteristics relating to platelet dose in any final PEI marketing authorization of INTERCEPT-treated platelets may be incompatible with market requirements. While the platelet and plasma systems have received in-country regulatory approval in France, adoption throughout France has been delayed pending budget authorization from the French Ministry of Health to support a national contract with the Etablissement Français du Sang, or EFS. Blood center economics in certain European countries, including Germany and the United Kingdom, may require that we develop disposable kit configurations of the platelet system that treat larger volumes of platelets, which would serve to reduce the absolute number of kits we might sell to address market demand in those countries, even though our selling price and margin might be higher on such disposable kit configurations. The Japanese Red Cross controls a significant majority of blood transfusions in Japan and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen inactivation of blood over a number of years and has yet to make a formal determination to adopt the INTERCEPT Blood System or any other competitive approach. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities.

Our products, both those sold commercially and those under development, are subject to extensive and rigorous regulation by local, state and federal regulatory authorities in the United States and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

•	development;

•	testing;

•	manufacturing;

•	labeling;

•	storage;

•	pre-market clearance or approval;

•	sales and distribution;

•	use standards and documentation;

•	post-launch surveillance;

•	quality;

•	advertising and promotion; and

•	reimbursement.

The FDA and other agencies in the United States and in foreign countries impose substantial requirements upon the manufacturing and marketing of products such as those we are developing. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. In addition, we may be required to obtain approval from the Food and Drug Branch of the California State Department of Health for any product manufactured by us in California, including for clinical trial use. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all.

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect our approval applications to be reviewed by the Blood Products Advisory Committee, or BPAC. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. If our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practice and ISO 13485, a quality management system standard applicable to the products we sell in Europe. The failure to comply with these requirements on an ongoing basis could result in delaying or precluding commercialization efforts in certain geographies, including the United States, and could result in enforcement action, which could harm our business. The current manufacturing sites we rely upon for producing the platelet and plasma system products for international distribution and sale are not FDA-qualified facilities. Regulatory authorities may also require post-marketing testing, which can involve significant expense. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

Distribution of our products in markets outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In some countries, we may be required to register as a medical device manufacturer, even though we outsource manufacturing to third parties. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation with which we have little or no familiarity.

We were required to obtain a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, by May 2007 and will need to do so every five years thereafter. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries, including France and Switzerland, to market our products. We may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product revenue and profitability. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals. For example, we recently supplied additional clinical and commercial data to Health Canada in the context of a possible suspension of the INTERCEPT platelet system license that had been issued to Baxter. We do not know whether or not Health Canada will suspend the license that was issued to Baxter.

We have conducted many toxicology studies to demonstrate the INTERCEPT platelet and plasma systems’ safety, and we have conducted and plan to conduct toxicology studies for the INTERCEPT red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate our having to redesign our product candidates or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. We expect the FDA to require us to demonstrate a very low level of potential side effects in non-randomized data from commercial use in Europe or in additional randomized Phase III trials of the platelet system we may conduct in the United States. Trials of this type may be too large and expensive to be practical.

Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase. For example, we may need to repeat clinical trials to address regulatory or clinical questions. We may also need to retain third-party investigators and organizations in an attempt to facilitate regulatory review and approval. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

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

If we fail to obtain the capital necessary to fund our future operations, we will need to curtail planned development or sales and commercialization activities.

Our near-term capital requirements are dependent on various factors, including operating costs and capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting clinical trials of our red blood cell system, timing and magnitude of payments under grants from the U.S. government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate net cash inflows from working capital, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances along with the amounts available to us under our senior secured credit facility will be sufficient to meet our capital requirements through at least the second quarter of 2009, by which time we will need to raise additional capital.

We may borrow additional capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration arrangements, we may be required to relinquish some of our rights to our technologies or product, or grant licenses on terms that are not favorable to us. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the U.S. and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional capital due to the recent disruptions to the credit and financial markets in the U.S. and worldwide or other factors, we will need to curtail planned development activities and commercialization activities.

Historically, we had received significant awards in funding under cooperative agreements with the Department of Defense. We also received funding under grants from the National Institutes of Health, largely in support of the immunotherapy business that we spun off in late 2007. Further funding awarded under Federal grants and cooperative agreements for the INTERCEPT Blood Systems is likely to decline significantly when compared to historic levels. It is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the National Institutes of Health and regulated by Small Business Administration. Historically, a significant portion of our grant revenue came from awards surrounding our former immunotherapy business. If we are unable to obtain Federal grant and cooperative agreement funding for future blood safety activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. In addition, we are required separately to administer and account for our work under government contracts and grants on an on-going basis as a condition to accepting government funding which places administrative, accounting and reporting burdens on us beyond those we have assumed as a public company. If we fail to comply with applicable governmental administrative, accounting and reporting regulations with respect to these grants and cooperative agreements, funds currently available to us may be reduced or lost. These conditions may also result in increased selling, general, and administrative spending beyond what we have experienced.

If our preclinical and clinical data are not considered sufficient by regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue. Our red blood cell system requires extensive additional testing and development.

We have received CE mark approval and in-country regulatory approvals for the INTERCEPT platelet and plasma systems only in certain countries, mainly in Europe, Eastern Europe, the Middle East, and Asia, and have not received regulatory approval for commercial sale in the United States and many other countries around the world. Our products are in various stages of development and regulatory approval, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes before the FDA and international regulatory authorities can approve them for commercial use. We must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

In 2002, the platelet system received CE mark approval. We will need to complete validation studies and obtain in-country regulatory approvals and gain national reimbursement in certain European countries before we can market and sell our products in those countries. We expect that lengthy randomized clinical trials funded by a third party will need to be completed prior to our marketing our platelet system in The Netherlands. We also expect to conduct many smaller scale experience studies at our expense with prospective customers in a number of European countries.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and have submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. The report included conclusions from the expert physician panel. We have had several interactions with the FDA subsequent to the final report submission. We understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events. Based upon further discussions with the FDA following submission of that report, we understand that the FDA may consider non-randomized data derived from commercial use of the platelet system in Europe in conjunction with previously completed Phase III data from randomized clinical trials conducted in the United States. Such data from commercial use will need to be gathered prospectively and must be in a form and substance deemed acceptable to the FDA in its sole discretion. There is no assurance that we will be able to reach agreement with the FDA on the data to be collected, that we will be able to collect such data, or that the FDA will find such data from commercial use adequate to answer questions that the FDA has concerning the safety and efficacy of the platelet system. We may conclude that the cost of gathering such data or the time required to do so is too great or that gathering such data is logistically unachievable. The FDA may not find the data from commercial use in Europe to be acceptable for approval in the United States. As a result, the FDA may still require a significantly larger randomized, blinded clinical trial than we and Baxter completed in 2001 before a product license application can be finalized and the platelet system considered for approval in the United States. Such an additional Phase III trial would have to be designed to demonstrate no greater frequency in the incidence of such adverse events relative to a control group on a statistically significant basis. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. The additional European study or Phase III clinical trial will need to be completed and data submitted to the FDA before we can complete our regulatory submission. In addition, the FDA will require that certain manufacturing and distribution facilities operated by the third parties with whom we contract to produce the platelet system be compliant with Good Manufacturing Practice, or GMP, regulations before the FDA would consider the applications for approval.

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

As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibody reactivity to red blood cells treated with the INTERCEPT red blood cell system in one patient in the chronic arm of the trials, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results to date from these additional research activities and after consulting with regulatory authorities, we initiated a new Phase I trial in 2006 in the United States using a modified red blood cell system before potentially progressing to later-stage clinical trials. We utilized a manual processing system in the Phase I trial, which system is not in a commercially feasible form. Results of the Phase I trial suggest that the modified process in combination with a conventional additive solution results in conditions not suitable for long-term storage of red blood cells treated with the INTERCEPT system, adversely impacting their lifespan. Consequently, we are conducting in vitro and in vivo studies and plan to begin a new Phase I clinical trial in the fourth quarter of 2008 to test further modifications to the red blood cell system. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials and while those clinical trials are being conducted, including determining the appropriate design of additional Phase I or subsequent Phase II clinical trials, if deemed necessary, and Phase III clinical trials, and developing a commercially feasible red blood cell system, including disposables, hardware and software for implementing the process in blood collection centers. These development initiatives may be costly and time consuming. Even if the project proceeds on course, we would not expect to initiate a Phase III trial for our red blood cell system for approximately two years. A delay in completing such activities could result in a delay in the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program.

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

We have limited experience in marketing and sales, or in managing a commercial operation. We have limited experience in managing regulatory affairs, particularly with foreign authorities.

Following our agreements with Baxter in February 2006, we became fully responsible for sales, marketing and distribution support of the INTERCEPT Blood System worldwide, except in those Asian territories covered by our agreements with BioOne for the platelet and plasma systems. As a consequence, we no longer rely upon Baxter or Fenwal for sales, marketing, distribution, or regulatory support of the INTERCEPT Blood System. In some cases, we will need to transition regulatory approvals obtained by Baxter to approvals issued in our name, based upon new or updated data we may be required to submit. If we fail in our efforts to develop such internal competencies or establish acceptable relationships with third parties on a timely basis, our attempts to commercialize the INTERCEPT Blood System may be irreparably harmed.

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

We rely on third parties to market, sell and distribute our products and to maintain customer relationships in a number of foreign countries.

We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into national distribution agreements in Spain, Portugal and Chile, Turkey, Russia, Poland, Greece, Kuwait, Indonesia, and Malaysia, as well as regional distribution agreements in Italy. We rely on these distributors to market and sell the INTERCEPT Blood System, obtain any necessary in-country regulatory approvals beyond the CE mark, provide customer support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood Systems in their respective territories or may do so on terms that are not economic to us. They may fail to sell product inventory they have purchased from us to end customers. They may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations.

We must develop regulatory capabilities for clinical-stage and Phase IV trials involving the INTERCEPT Blood System globally.

Failure to develop regulatory capabilities in support of international commercialization of the INTERCEPT Blood System may slow the rate of adoption. We may not have adequate internal resources and capabilities to manage Phase IV and post-approval trials and to respond appropriately to possible customer complaints or required regulatory reporting of adverse events arising from the use of the platelet system. We will need to increase our regulatory and trial management resources or contract with independent regulatory consultants, which we may be unable to do on a timely basis. Adding regulatory and trial management resources will result in increased costs and may potentially delay regulatory filings. Delays or inabilities to complete regulatory filings and obtain approvals will also delay or prevent us from being able to recognize sales of our products and attaining profitability.

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

In March 2007 Baxter sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal, Inc. Fenwal has assumed Baxter’s obligations to us under the manufacturing agreement to supply illuminators and disposable kits associated with the platelet and plasma systems to us generally through 2008 and for certain components through 2009. However, Fenwal may fail to manufacture an adequate supply of components, Intersol additive solution or devices of the INTERCEPT Blood System or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below. The illuminators and certain components of the INTERCEPT Blood System are currently manufactured or assembled at facilities not owned by Fenwal or Baxter. Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources and may cause our supply chain to be less efficient. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. We will be required to redesign the illuminator used in the platelet and plasma systems to manage the risk of obsolete components. Such redesign may be expensive and lead to regulatory delays in obtaining approvals to market the redesigned device. While we have had discussions with Fenwal and third parties, we have not successfully concluded negotiations to assure an uninterrupted supply of the INTERCEPT Blood System beyond the expiration of the current supply agreement with Fenwal. Failure to do so would lead to material adverse events, including loss of contracts, customer relationships and our ability to operate as a going concern.

Fenwal manufactures our platelet and plasma systems in facilities that are not FDA-approved. In order to be sold in the United States, our systems would be required to be manufactured in FDA-approved facilities. FDA validation of manufacturing facilities, whether owned by Fenwal or by other parties, will be costly and time-consuming.

We will also be dependent on Baxter and Fenwal to transfer know-how relevant to the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal or Baxter. We may be unable to establish alternate sources of supply to Fenwal without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review, which would delay our ability to commercialize the platelet and plasma systems. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. We have recently contracted directly with third-party suppliers of certain components to the platelet and plasma systems which Fenwal had used historically in an effort to make the supply of components more reliable, though doing so will increase our investment in raw material and work-in-process inventory and subject us to minimum purchase requirements. Suppliers of these components may not meet quality specifications we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

Our potential remedies against Fenwal or other manufacturers may be inadequate in assuring that these manufacturing partners meet their contractual obligations.

In the event of a failure by Fenwal or other manufacturers to perform their obligations to supply components of the INTERCEPT Blood System to us, damages recoverable by us may be insufficient to compensate us for the full loss of business opportunity. Our supply agreement with Baxter, assumed by Fenwal, and supply agreements with others contain limitations on incidental and consequential damages that we may recover. A supplier’s potential liability in the event of non-performance may not be sufficient to compel the supplier to continue to act in conformity with our agreements.

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

Our system for platelets is designed to work with platelets collected using a proprietary platelet storage solution, called Intersol, manufactured by Fenwal. For platelets collected by apheresis, the INTERCEPT platelet system is most compatible with Fenwal’s apheresis platelet collection system, because it facilitates the use of Intersol. For platelets prepared from whole blood, our platelet system is most compatible with the buffy coat collection method, again because this method facilitates the use of Intersol as an additive solution to the platelet concentrate. As a result, we have conducted most of our clinical studies using either Baxter’s equipment or buffy coat platelets. More recently, we have begun conducting studies in Europe supporting the use of the platelet system in combination with other collection and preparation platforms and with other additive solutions. We may not be successful in developing data supportive of commercialization using other collection and preparation platforms and with other additive solutions, which would limit customer adoption of the INTERCEPT Blood System. Fenwal may be required to obtain separate regulatory approval for Intersol in the United States and in countries which do not recognize CE mark approval before we would be allowed to sell Intersol to customers of the INTERCEPT Blood System in those countries.

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

Other manufacturers supplying blood component collection platforms to the market may resist our efforts to make the INTERCEPT Blood System compatible with their platforms. Making our platelet system readily compatible with the apheresis collection system manufactured by Haemonetics Corp., a supplier of automated blood collection systems will require certain changes in the Haemonetics device, and there can be no assurance that Haemonetics will undertake this effort on a timely basis or in a commercially reasonable form. Caridian BCT, or Caridian, another major supplier of automated platelet collection systems, received a CE mark of its own system for pathogen inactivation of platelets in late 2007. For competitive reasons, Caridian may have little or no incentive to make its apheresis collection system compatible with our platelet system. Attaining compatibility with collection platforms manufactured by others may require adaptations to either the INTERCEPT Blood System or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the INTERCEPT Blood System may be delayed until the system receives regulatory approval for use on such other equipment, if required.

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

We are in the initial stages of commercializing the INTERCEPT Blood System and may not accurately forecast demand for the INTERCEPT Blood System. We have contracted with third parties to supply platelet and plasma systems and components to meet forecasted demand. However, such forecasts may prove to be either higher or lower than actual commercial demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or be inadequate to meet customer demand. If Fenwal or third-party manufacturers fail to produce our products or Intersol products satisfactorily, at acceptable costs and in sufficient quantities, we may incur delays, shortfalls and additional expenses, which may in turn result in permanent harm to our customer relations.

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

We use third-party manufacturers to produce commercial quantities of the chemical compounds used in our products. We currently do not have any third-party manufacturing agreements in place for commercial production of compounds used in our red blood cell system, which is in early stages of clinical development. Any new or additional commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations and that its compounds are equivalent to originally licensed compounds in order for us to maintain commercial licensure of our products. It may be difficult or impossible to economically manufacture our products on a commercial scale.

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

The system disposables and instruments of our red blood cell system that we used in our preclinical studies and clinical trials in the United States historically and those we are now planning to use in an upcoming Phase I red blood cell trial are prototypes of systems to be used in the final products. As a result, we expect regulatory authorities will require us to perform additional preclinical and clinical studies using the commercial versions of the systems to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial products’ design, which may increase our expenses and delay the commercialization of our products. We are testing additional modifications of the red blood cell system to improve the lifespan of treated red blood cells. In vitro and in vivo studies of such modifications to the red blood cell system may not be indicative of red blood cell lifespan in humans. Additional early-stage trials will be necessary to determine whether our modifications, including these new approaches, may lead to a product candidate with acceptable commercial characteristics. We also are assessing whether such modifications would be acceptable clinically, economically and/or operationally to potential customers. We may determine that although the modified red blood cell system may overcome technical issues encountered in the past, it may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the INTERCEPT red blood cell system on schedule, our potential revenue would be delayed or diminished and our competitors may be able to bring products to market before we do.

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

Baxter and we have licensed to BioOne rights to commercialize the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in those countries. We understand Fenwal has assumed the rights and obligations of Baxter with regard to Baxter’s agreements with BioOne. BioOne is dependent on Fenwal for the manufacture and supply of the platelet and plasma systems. We understand that Fenwal has not maintained Baxter’s CE mark registration for the platelet system after it expired in mid-2007, and does not plan to apply for CE marks for the platelet and plasma systems under its own label. If Fenwal elects not to obtain such CE marks, BioOne will be required to obtain regulatory approval or import licenses on its own in countries within its licensed territory. BioOne may be unable to qualify the platelet and plasma systems for sale in certain countries in its territory in the absence of CE marks being held by Fenwal, even if CE marks are held by us.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. Competitors in platelet pathogen inactivation may be able to offer customers systems using additive solutions other than Intersol, which we use in the INTERCEPT platelet system. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International GmbH, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. Caridian is developing a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. Caridian has also commenced trials on a pathogen inactivation system for whole blood, which may offer competitive advantages over our red blood cell system.

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

We may never achieve a profitable level of operations. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. At September 30, 2008, we had an accumulated deficit of approximately $379.9 million. Except for the platelet and plasma systems, we have not received significant revenue from product revenue. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in early stage clinical development and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. Because the contracts with large, public-sector customers, such as the EFS, for the INTERCEPT Blood System may not be confidential due to the public tender process, their terms may set contractual precedents that would not be acceptable to us if applied to contracts with our other customers. Historically, we received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements and were required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. Contribution from product sales is unlikely to exceed the costs we incur in research, development, and commercialization of the INTERCEPT Blood System for the foreseeable future. We expect our losses to continue at least until the INTERCEPT Blood System is commercialized more broadly and achieves more significant market acceptance. Costs of developing and testing the red blood cell system in later stage human clinical trials will extend the period during which we expect to operate at a loss.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of September 30, 2008, consisted primarily of high credit, high liquidity U.S. government agency securities, commercial paper, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits maturities, our exposure to any one issuer, as well as our maximum exposure to various asset classes. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio; however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. During the three and nine months ended September 30, 2008, we recognized other than temporary impairments for certain investments in our portfolio totaling $0.2 million and $0.3 million, respectively. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2005, to September 30, 2008, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $2.93 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated herein) as part of this Quarterly Report on Form 10-Q.

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.1(4)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Equity Incentive Plan.

10.2	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease – Net, by and between Cerus and California Development, Inc., dated September 18, 2008.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated June 17, 2008.

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: October 30, 2008	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.1(4)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Equity Incentive Plan.

10.2	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease – Net, by and between Cerus and California Development, Inc., dated September 18, 2008.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 0-21937), dated June 17, 2008.

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Management contract or compensatory arrangement.