Form 10-Q
period 2009-03-31
CERUS CORP
filed 2009-04-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 22, 2009, there were 32.6 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2009

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009 (Unaudited)	December 31, 2008 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,983	$10,303
Short-term investments	8,436	12,275
Accounts receivable, net of allowance of $42 and $180 at March 31, 2009 and December 31, 2008, respectively	6,346	7,152
Inventories	11,105	11,109
Prepaid and other current assets	1,350	1,204

Total current assets	34,220	42,043
Non-current assets:
Property and equipment, net	1,712	1,844
Long-term investment in related party	2,164	2,329
Restricted cash	307	315
Other assets	761	808

Total assets	$39,164	47,339

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,531	$7,963
Accrued liabilities	4,067	4,490
Accrued restructuring	652	—
Deferred revenue	410	445

Total current liabilities	11,660	12,898
Non-current Liabilities
Other non-current liabilities	142	163

Total liabilities	11,802	13,061
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	33	33
Additional paid-in capital	411,062	410,444
Accumulated other comprehensive income	75	212
Accumulated deficit	(393,304)	(385,907)

Total stockholders’ equity	$27,362	$34,278

Total liabilities and stockholders’ equity	$39,164	$47,339

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product revenue	$3,085	$4,852
Government grants and cooperative agreement	403	117

Total revenue	3,488	4,969
Cost of product revenue	2,094	1,714

Gross profit	1,394	3,255
Operating expenses:
Research and development	2,012	2,784
Selling, general and administrative	6,101	7,101
Restructuring	712	—

Total operating expenses	8,825	9,885

Loss from operations	(7,431)	(6,630)
Interest income and other, net	34	690

Net loss	$(7,397)	$(5,940)

Net loss per common share:
Net loss per share –basic	$(0.23)	$(0.18)
Net loss per share –diluted	$(0.23)	$(0.18)
Weighted average common shares outstanding used for basic and diluted net loss per share:
Basic	32,590	32,210
Diluted	32,590	32,210

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(7,397)	$(5,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	110
Stock-based compensation to employees	575	623
Changes in operating assets and liabilities:
Accounts receivable	806	139
Inventories	4	(1,813)
Other assets	74	752
Accounts payable and accrued expenses	(1,876)	(3,355)
Accrued restructuring	652	—
Deferred revenue	(35)	(1,215)

Net cash used in operating activities	(7,008)	(10,699)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(57)	(220)
Purchases of short-term investments	—	(1,297)
Sales of short-term investments	—	800
Maturities of short-term investments	3,702	12,824

Net cash provided by investing activities	3,645	12,107
Financing activities:
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units	43	717
Payments on capital lease obligations	—	(7)

Net cash provided by financing activities	43	710

Net decrease in cash and cash equivalents	(3,320)	2,118
Cash and cash equivalents, beginning of period	10,303	19,625

Cash and cash equivalents, end of period	$6,983	$21,743

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as Cerus or the Company) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation have been included, including normal recurring accrual adjustments and reclassifications. The Company has adjusted amounts previously reported for inventory and other income (expense), and net loss per share – basic and diluted for the three months ended March 31, 2008. The adjustment resulted from the translation of inventory into US Dollars. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2008, has been derived from our audited financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with the SEC’s published Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” published by the Securities and Exchange Commission, or SEC, and Emerging Issues Task Force, or EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through March 31, 2009 were product revenue from sales of the INTERCEPT Blood System, research and development activities and agreements, United States government grants and awards, and commercialization agreements.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order and signed sales contract as evidence of written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of non-conforming product. Deliverables and the units of accounting vary according to the provisions of the purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At March 31, 2009 and December 31, 2008, the Company had $0.4 million of short-term deferred revenue on its condensed consolidated balance sheets. Freight costs charged to customers are recorded as a component of revenue under EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes, or VAT, that the Company invoices to its customers and remits to governments, are recorded on a net basis, and are excluded from product revenue.

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

In accordance with Statement of Financial Accounting Standards, or FAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income and other, net. The Company’s available-for-sale securities consist primarily of United States government agency securities and corporate debt securities.

Unrealized gains at March 31, 2009, and December 31, 2008, are reported in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three months ended March 31, 2009 the Company did not recognize any other-than-temporary impairments on investments held in its portfolio. However, during the three months ended March 31, 2008, the Company recognized losses totaling $0.1 million, associated with investments that had experienced an other-than-temporary decline in fair value. These investments primarily relate to fixed income securities. At March 31, 2009, the Company recorded the fair value of these investments on its condensed consolidated balance sheet which have become the Company’s basis for recording prospective unrealized gains and losses. The cost of securities sold is based on the specific identification method.

As of March 31, 2009, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within other long-term assets on its condensed consolidated balance sheets at March 31, 2009, and December 31, 2008. In addition, the Company has certain other bank guarantees for its international operations, totaling $0.1 million at both March 31, 2009 and December 31, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At March 31, 2009, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. On a regular basis, including the point of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its balance sheet and records a charge on its statement of operations. At March 31, 2009, and December 31, 2008, the Company recorded allowances for potentially uncollectible accounts receivable of approximately $42,000 and $180,000, respectively. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations.

The Company had two customers each accounting for more than 10% of the Company’s outstanding trade receivables and aggregating approximately 40% of outstanding trade receivables at March 31, 2009. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2009, and December 31, 2008, inventory consists of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company’s supply chain for certain of these components, held as work-in-process on its condensed consolidated balance sheet, can take in excess of one year for production to be complete before the work-in-process is utilized in finished disposable kits. Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Platelet and plasma system disposable kits generally have two-year lives from date of manufacture. The Company frequently reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At March 31, 2009, and December 31, 2008, the Company had written down approximately $0.3 million and $0.1 million, respectively, associated with potentially obsolete or expiring product.

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

The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2009, or 2008.

Long-Term Investment in Related Party

At March 31, 2009, and December 31, 2008, the Company held an approximate 13% interest in the voting securities of BioOne Corporation, or BioOne, and accounted for its investment in BioOne under the cost method. The Company regularly evaluates several criteria in determining whether or not it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: the availability and frequency of access to financial information of BioOne, majority shareholder mix in BioOne, and representation on BioOne’s board of directors. As a result of its evaluations, at March 31, 2009, and December 31, 2008, the Company accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

The Company’s investment in BioOne is included in long-term investments in related party on its condensed consolidated balance sheets. The Company periodically re-evaluates the carrying value of its investment in BioOne’s equity, and to the extent that the criteria used to support the carrying change, the Company will need to reassess the recorded basis of its investment in BioOne.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations as a component of interest income and other, net.

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, contractors, members of the Board of Directors, and Scientific Advisory Board. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. The Company also maintains an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” or FAS123R. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being met.

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

Total stock-based compensation recognized on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2009, and 2008 impacted loss per share by $0.2 per share, for both periods.

See Note 9 for further information regarding our stock-based compensation assumptions and expenses.

Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” or FAS 130, establishes the standards of reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) for the three months ended March 31, 2009, and 2008 was unrealized gains or losses from the Company’s available-for-sales short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or FAS 109. Under FAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The Company did not have any recorded liabilities for unrecognized tax benefits at March 31, 2009, or December 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The adoption of FIN 48 has not resulted in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2004 through 2008 remain subject to examination by the taxing jurisdictions to which the Company is subject

Net Income (Loss) Per Share—Basic and Diluted

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

The following table sets forth the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2009	2008
Denominator:
Basic weighted average number of common shares outstanding	32,590	32,210
Effect of dilutive potential common shares resulting from convertible preferred stock, stock options, unvested restricted stock units and ESPP shares	—	—

Diluted weighted average number of common shares outstanding	32,590	32,210

The table below presents stock options, convertible preferred stock and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect (shares in thousands):

	2009	2008
Antidilutive securities—weighted average shares	6,833	5,421

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that provide for the indemnification of the counter-party to those agreements from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been no warranty costs incurred through March 31, 2009. Accordingly, at March 31, 2009, the Company has not accrued for any potential future warranty costs.

Fair Value of Financial Instruments

The Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157, on January 1, 2008, relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. The carrying amounts and fair value of the Company’s short term investments and long term investments in related parties are described in “Note 2. Financial Instruments” to these condensed consolidated financial statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or FAS 141(R). FAS 141(R) retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of FAS 141(R) on January 1, 2009 did not have an effect on the Company’s condensed consolidated financial statements but may have an impact on the Company’s condensed consolidated financial statements if and when the Company enters into a business combination.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted FSP 142-3 on January 1, 2009, however, adoption did not have an effect on its condensed consolidated financial statements.

In November 2007, the EITF ratified a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 became effective for the Company beginning January 1, 2009. Adoption of EITF 07-1 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2. Financial Instruments

The Company measures and records certain financial assets at fair value on a recurring basis, including its available-for-sale short-term investments. The Company’s available-for-sale short-term investments consist of fixed income corporate bonds and United States government agency securities. The Company classifies investments with original maturities of three months or less at the date of purchase, as cash equivalents. Cash equivalents consist of corporate commercial paper and money market funds, for which the carrying amount is a reasonable estimate of fair value.

At March 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$5,118	$5,118	$—	$—
Corporate bonds(2)	5,397	—	5,397	—
United States government agency securities(2)	3,039	—	3,039	—

	$13,554	$5,118	$8,436	$—

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

The Company classifies investments within Level 1 if quote prices are available in active markets The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: United States government agencies and corporate bonds. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category, which defines that one or more significant inputs or significant value drivers are unobservable, as of March 31, 2009.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Work in progress	$2,719	$3,750
Finished goods	8,386	7,359

	$11,105	$11,109

The Company’s inventory at March 31, 2009, and December 31, 2008, consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company is responsible for supplying Fenwal, Inc. with certain components for assembly into finished INTERCEPT disposable kits. The Company accounts for these components as work-in-process until such time as the components are used in the production of finished INTERCEPT disposable sets. The Company’s work-in-process components are manufactured over a protracted length of time before being incorporated into the finished disposable kits. As a result, work-in-process costs accumulate for a period of time which can exceed one year.

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued compensation and related	$802	$636
Accrued inventory	1,744	2,121
Accrued contract and other accrued expenses	1,521	1,733

	$4,067	$4,490

Note 5. Restructuring

During the three months ended March 31, 2009, pursuant to the Board of Directors’ approval, the Company began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce its cost structure. During the three months ended March 31, 2009, the Company incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. Effected employees receive severance consideration and continuation of benefits, as well as transition assistance. The Company also plans to consolidate facilities and incur certain other costs associated with the restructuring plan. The Company anticipates continuing to implement its restructuring plan and incurring associated costs through the year ended December 31, 2009.

A summary of the Company’s restructuring costs is as follows (in thousands):

	Balance at December 31, 2008	Restructuring Charge	Cash Payments	Balance at March 31, 2009
One-time termination benefits	$—	$712	$60	$652

Note 6. Commitments and Contingencies

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

Royalties

The Company is obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the red blood cells, or the red blood cell system, and 6.5% for illuminators.

Purchase Commitments

The Company is party to agreements with certain providers of INTERCEPT blood safety system components which the Company purchases and provides to Fenwal at no cost. Certain of these agreements require minimum purchase commitments from the Company.

Note 7. Credit Agreement

In June 2008, the Company entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allows the Company to borrow up to $10.0 million to be used for working capital and general operating needs. In December 2008 the Company amended the terms of the Facility. The initial term of the Facility is one year, if not extended. Interest on borrowings under the Facility accrues at a fixed rate LIBOR plus three and one half percent (3.5%). The Facility is secured by all of the Company’s assets, excluding intellectual property. The Facility also contains certain customary financial and non-financial conditions, as well as certain specific financial covenants, including covenants which require the Company to maintain certain minimum cash balances and incur maximum net losses and net operating losses in any given quarter for which the Facility is effective. Currently, the Company is unable to borrow under the Facility until such time as the Company has cured conditions that gave rise to a default under these financial covenants. At March 31, 2009, no amount was outstanding under the Facility.

Note 8. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. Fenwal may convert each share of Series B preferred stock into 100 shares of the Company’s common stock at any time. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents approximately 1% of the outstanding common stock of the Company at March 31, 2009. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Note 9. Stock-Based Compensation

2008 Equity Incentive Plan

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Boards. The Company currently grants awards from its 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan allows for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The 2008 Plan has 3.6 million shares available for grant. Awards under the 2008 Plan generally have a maximum term of 10 years from the date the award is granted. Employee options granted under the 2008 Plan generally vest over four years. The 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Performance-based stock options granted under the 2008 Plan are limited to either 500,000 shares or $1.0 million, in the case of performance-based cash awards, per calendar year. As of March 31, 2009, the Company had granted performance based stock options totaling 50,000 shares.

Employee Stock Purchase Plan

The Company also maintains an Employee Stock Purchase Plan, or the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering can be no more than 27 months.

Restricted Stock Units

The Company has granted restricted stock units to the Chief Executive Officer, Senior Vice Presidents, and Vice Presidents in accordance with the Bonus Plan for Senior Management of Cerus Corporation. Subject to each grantee’s continued employment shares underlying the grants vest in three annual installments and are issuable at the end of the three-year vesting term.

Restricted stock unit grants made in connection with the Bonus Plan for Senior Management of Cerus Corporation are presented in the following table:

Year Ended December 31,	Units granted	Grant date fair Value per unit	Units vested at March 31, 2009
2009	—	—	—
2008	43,086	$6.99	—
2007	60,620	5.54	20,207
2006	37,098	10.32	24,732

Total	140,804		44,939

Stock-based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The variables used to calculate the fair value of stock-based payment awards using the Black-Scholes option pricing model include the expected term of the grants, the Company’s expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends.

The Company does not recognize stock-based compensation on stock options that contain performance conditions, until such time as the performance criteria are probable of being achieved. As such, the Company had not recorded any such stock based compensation for the 50,000 performance-based stock options granted.

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

Estimated Forfeiture Rate

The Company estimates the forfeiture rate of options at the time of grant and revises those estimates in subsequent periods if actual forfeiture rates differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company estimates the historic pre-vesting forfeiture rates by groups that possess a degree of homogeneity regarding average time to vest and expected term. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

The assumptions used to value option grants for three months ended March 31:

	2009	2008
Expected term (in years)	5.25-6.50	4.16-6.73
Volatility	59.1%-84.1%	59.1%
Risk free interest rate	2.80%-4.03%	4.03%

The assumptions used to value employee stock purchase rights for the three months ended March 31:

	2009	2008
Expected term (in years)	0.50	0.50
Volatility	54.6%-78.8%	54.6%
Risk free interest rate	2.0%-4.4%	4.4%

Total stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009, and 2008, was as follows (in thousands):

	2009	2008
Research and development	$169	$200
Selling, general and administrative	406	423

	$575	$623

Activity under the Company’s equity incentive plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2008	5,063	$10.27
Granted	1,647	0.79
Cancelled	(138)	7.17
Exercised	—

Balances at March 31, 2009	6,572	$7.96

Note 10 – Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding gains on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss:
As reported	$(7,397)	$(5,940)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	75	148

Comprehensive loss	$(7,322)	$(5,792)

Note 11. Development and License Agreements

Agreements with BioOne

In April 2004, the Company made an investment in the common stock of BioOne, a privately held Japanese corporation. BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms, other corporations and individual investors.

Platelet Agreement

In June 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. In July 2004 and October 2004, Baxter and the Company each received up-front payments of $10.0 million from BioOne. The Company’s portion of the up-front payments was being deferred and recognized ratably as development funding over the development period. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Baxter and the Company. The Company did not recognize any revenue under this agreement during the three months ended March 31, 2009, or 2008.

Plasma Agreement

In December 2004, Baxter and the Company signed a letter of intent with BioOne to enter into a definitive agreement for commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the letter of intent, the Company received a payment of $3.0 million from BioOne, which was recorded as deferred revenue as of December 31, 2004. A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in June 2005, and in December 2005 the Company received additional up-front payments of $2.0 million in cash and $5.0 million in BioOne’s equity, both of which were recorded upon receipt as deferred revenue and recognized over the remaining development period. In December 2006, the Company received a milestone payment from BioOne of $4.5 million in cash and $5.0 million in BioOne’s equity, both of which were in recognition of the Company receipt of a CE mark for the plasma system. The Company evaluates several criteria to determine the fair value of the equity received and to conclude whether or not the facts and circumstances support a fair value for revenue recognition and investment balance. These criteria include, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne, and available financial information. Based on this evaluation, the Company recognized the entire $5.0 million of equity received as revenue in December 2006. Since BioOne is a privately-held Japanese company, it is only obligated to provide the Company with annual financial information at the end of its fiscal year which ends in May. Therefore, although the Company used the best available information at the time, there was and can be no absolute assurance that facts and circumstances will not change in the future. The Company did not recognize any revenue under this agreement during the three months ended March 31, 2009, or 2008.

Cooperative Agreements with the United States Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreements, the Company is conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the United States Armed Forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $0.4 million and $0.1 million of revenue under these agreements during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company has received $31.2 million of cash payments from these awards.

Note 12. Segment Information and Geographic Information

At March 31, 2009, and 2008, the Company operated only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating income (loss) of the blood safety segment.

During the three months ended March 31, 2009, and 2008, we had the following significant customers, listed as a percentage of product revenue:

Customer	2009	2008
A	29%	15%
B	26%	6%
C	5%	10%
D	2%	24%
E	0%	28%

Each of the above customers with at least 10% of product revenue operates in a separate country outside of the United States. During the three months ended March 31, 2009 and 2008, we also recognized government grants and cooperative agreement revenue which represents 12% and 2% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may occur in future periods.

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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. With the exception of the financial reporting effects of a non-recurring gain recognized in 2005, we have been generally unprofitable since inception and, as of March 31, 2009, had an accumulated deficit of approximately $393.3 million. Our INTERCEPT platelet system, or the “platelet system,” and our INTERCEPT plasma system, or the “plasma system,” have received CE marks and are being marketed in Europe, Russia, the Middle East and selected countries in other regions around the world. We have not yet received regulatory approvals for the platelet and plasma systems in the United States and other countries. The INTERCEPT red blood cell system, or the “red blood cell system,” is in early stage clinical development.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical trials of our platelet and red blood cell systems, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we can generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances will be sufficient to fund operations into the first half of 2010, by which time we may need to raise additional capital. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world over pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. We have begun implementing a restructuring plan to focus our resources, consolidate facilities and reduce our cost structure. We anticipate activities under the restructuring plan will continue throughout 2009.

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

Since February 2006, we have begun to recognize modest product revenue from the sale of our platelet and plasma systems in Europe, Russia, the Middle East, and certain other countries around the world. Prior to initiating such commercial operations, our primary sources of revenue were milestone payments, development contracts and collaborative agreements and grants from United States government agencies, including the United States Armed Forces and the National Institutes of Health, or NIH. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe, Russia, the Middle East, and selected countries in other regions around the world. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations.

Under the agreements with BioOne, we have received milestone payments in the past and may receive additional contingent milestone payments and royalties on future product sales.

We pay royalties to Fenwal on product sales, at rates of 10% of net sales for the platelet system, 3% for the plasma system, 5% for the red blood cell system, and 6.5% on sales of UVA illuminators. In December 2008, we amended and extended our manufacturing and supply agreement with Fenwal to include Fenwal’s manufacture of finished disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, we pay Fenwal a set price per kit, which is established annually plus a fixed surcharge per kit. In addition, at the end of each year, volume driven manufacturing overhead will be paid or refunded if actual manufacturing volumes are lower or higher, respectively, than the annually estimated production volumes.

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

In November 2007, we spun-off our immunotherapy business to Anza. In exchange for contributed tangible and intangible assets, we received Preferred Stock representing an equity interest of approximately 20% of Anza’s preferred equity. The terms of sale provided Anza a right to redeem up to 1,000,000 of such shares for a nominal amount upon the failure to occur of certain circumstances relating to possible research grant funding from the DoD. We were advised informally in February 2009 that, based upon such provision, Anza may seek to redeem 1,000,000 shares held by us. If such shares are redeemed by Anza, we would own fewer shares of Anza’s Preferred Stock, reducing our preferred equity interest to approximately 16.0% of Anza’s outstanding preferred equity. We are evaluating whether such clause is applicable in the present circumstances. There is no assurance that the equity will have monetary value at such time we are allowed to sell it or that we will receive any proceeds upon liquidation or sale of Anza. Anza ceased its operations during the three months ended March 31, 2009.

Because of the risks and uncertainties underlying Anza’s business we have not assigned a value to our ownership interest in Anza on our condensed consolidated balance sheets. We have provided certain transition services to Anza under terms of a transition services agreement under which Anza reimburses us for our direct costs associated with providing such services. The transition services we are providing to Anza are generally ancillary in nature and do not involve Anza’s core business or any scientific research or development. We also sublet 14,800 square feet to Anza under a month-to-month sublease that expired on March 31, 2009.

Through March 31, 2009, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from grants and cooperative agreements with the Armed Forces. As a result of selling our immunotherapy business to Anza, previously reported revenue associated with grants and cooperative agreements with the NIH are reported as a component of loss from discontinued operations for all periods presented.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•

Revenue – Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) products and/or services have been delivered or rendered, respectively; (iii) pricing is fixed or determinable; and (iv) collection is probable.

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

•

Inventory – We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our balance sheet, can take over one year to complete production before being utilized in finished disposable kits. Inventory is recorded at the lower of cost or market value, determined on a first in, first out basis. Our platelet and plasma system kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable. Our limited history selling the INTERCEPT Blood System limits the amount of historical data we have to perform this analysis. Generally, we write-down specifically identified obsolete, slow-moving, or known unsalable inventory using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts.

•

Accrued expenses – We record accrued liabilities for expenses related to certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as transition services and development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•

Stock-based compensation – We issue stock-based awards to our employees, members of our Board of Directors, members of our Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards under Statement of Financial Accounting Standards, or FAS, No. 123R, “Accounting for Stock-Based Compensation” (FAS 123R). We determine the grant-date fair value of a stock award using the Black-Scholes option pricing model. We continue to apply the provisions of Emerging Issues Task Force, or EITF,
96-18, “Accounting for Equity Instruments that are Issued to Other than

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

•

Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, became effective for us on January 1, 2007. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in Financial Accounting Standard 109, “Accounting for Income Taxes,” or FAS 109, is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at March 31, 2009 or December 31, 2008. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our statements of operations, nor have we accrued for or made payments for interest and penalties. The adoption of FIN 48 has not have a significant impact on us. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three-Month Periods Ended March 31, 2009, and 2008

Revenue

	Three months ended March 31,		Change
(in thousands, except percentage)	2009	2008
Product revenue	$3,085	$4,852	$(1,767)	(36)%
Government grant and cooperative agreements	403	117	286	244%

Total revenue	$3,488	$4,969	$(1,481)	(30)%

Product revenue decreased $1.8 million to $3.1 million during the three months ended March 31, 2009, compared to $4.9 million during the comparable period in the prior year, when $1.2 million of previously deferred product revenue was recognized. The decrease in product revenue was largely due to the lack of illuminator sales during the first quarter of 2009 compared to the first quarter of 2008. However, sales of disposable platelet and plasma system kits directly to existing customers continued growing due to increased market penetration and customer adoption of the INTERCEPT Blood System in Europe and the Middle East. We expect product revenues for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements increased $0.3 million to $0.4 million for the three months ended March 31, 2009, from $0.1 million for the comparable period in 2008. The increase was due primarily to the increased awards from the Armed Forces for research activities for our INTERCEPT Blood System programs.

Cost of Product Revenue

Our cost of product sales consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, certain order fulfillment costs and reserves for obsolete, slow-moving and scrapped inventory. Inventory is accounted for on a first-in, first-out basis.

	Three months ended March 31,		Change
(in thousands, except percentage)	2009	2008
Cost of product revenue	$2,094	1,714	380	22%

Cost of product revenue increased $0.4 million, to $2.1 million during the three months ended March 31, 2009, from $1.7 million during the comparable period in the prior year. The increase in cost of revenue was due to a higher number of platelet kits sold, increased provisions for obsolete slow-moving and scrapped inventory, offset by lower illuminator sales during the three months ended March 31, 2009 compared to March 31, 2008. We anticipate our cost of product revenue to increase in the future as a result of increased product sale volume.

Our realized gross margins on product sales were 32% during the three months ended March 31, 2009, down from 64% during the three months ended March 31, 2008. The changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments, which depending on sales volumes to those distributors receiving tiered volume discounts, may impact our gross margins.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs for licensed technologies, costs associated with our infrastructure, and laboratory chemicals and supplies.

	Three months ended March 31,		Change
(in thousands, except percentage)	2009	2008
Research and development expenses	$2,012	$2,784	$(772)	(28)%

Research and development expenses decreased $0.8 million to $2.0 million for the three months ended March 31, 2009, from $2.8 million for the comparable period in 2008. Of the total research and development costs incurred, non-cash stock-based compensation represented $0.2 million for the three months ended March 31, 2009 and 2008. The decrease in our research and development expenses during the three months ended March 31, 2009, compared to 2008 is a result of less development activities regarding our plasma system and lower clinical trial costs associated with our red blood cell system.

We anticipate our research and development spending will gradually decline as we implement our restructuring plan and focus available resources on commercialization of the INTERCEPT Blood System in Europe over pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. However, research and development spending may at times increase to the extent that we are able to find sources of funding to further those efforts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensations, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended March 31,		Change
(in thousands, except percentage)	2009	2008
Selling, general, and administrative	$6,101	$7,101	$(1,000)	(14)%

Selling, general, and administrative expenses decreased $1.0 million to $6.1 million for the three months ended March 31, 2009, from $7.1 million for the comparable period in 2008. Of the $6.1 million and $7.1 million of selling, general and administrative expenses recognized during the three months ended March 31, 2009 and 2008, $0.4 million was due to non-cash stock-based compensation recognized during the periods. Overall, the decrease in selling, general and administrative from the three months ended March 31, 2008, was primarily due to decreased personnel costs and marginally lower marketing and public affairs costs. We anticipate that selling, general, and administrative expenses will continue to decline in the near term, as we implement our restructuring plan and focus available resources on commercialization of the INTERCEPT Blood System in Europe.

Restructuring

Restructuring costs during the three months ended March 31, 2009 include one-time termination benefits which include severance, benefits and outplacement assistance for workforce reduction.

	Three months ended March 31,		Change
(in thousands, except percentage)	2009	2008
Restructuring	$712	$—	$712	N/A

During the three months ended March 31, 2009, pursuant to the Board of Directors’ approval, we began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce our cost structure. During the three months ended March 31, 2009, we incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. We also plan to consolidate facilities and incur certain other costs associated with the restructuring plan. We anticipate continuing to implement our restructuring plan and incurring associated costs through the year ended December 31, 2009. Most costs accrued as one-time termination benefits as of March 31, 2009 will be paid during the three months ended June 30, 2009, however certain of these costs will be paid over an extended period of time, into 2010.

Interest Income and Other, Net

Interest income and other, net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended March 31,		Change
(in thousands, except percentage)	2009	2008
Interest income and other, net	$34	$690	$(656)	(95)%

Net interest income and other, net decreased $0.7 million from $34,000 for the three months ended March 31, 2009, compared to $0.7 million during the comparable period in 2008. The decrease was primarily due to the decline in interest income resulting from lower cash and short-term investment balances and lower yields on those balances, as well as unfavorable foreign currency variations between the Euro and U.S. dollar, our functional currency. These decreases were partially offset by realized gains which we recognized upon maturity of certain investments in our portfolio. Interest income was $0.1 million and $0.6 million for the three months ending March 31, 2009 and 2008, respectively. The decrease in interest income was primarily due to lower cash and investment balances maintained during the three months ended March 31, 2009, compared to the comparable period in 2008.

We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. We generally hold such investments until such time as we liquidate them to meet an operating cash need.

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

At March 31, 2009, we had cash, cash equivalents and short-term investments of $15.4 million. Net cash used in operating activities was $7.0 million for the three months ended March 31, 2009, compared to $10.7 million during the comparable period in 2008. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably decreases in our accrued expenses, inventory balances, and in our accounts receivable balances. Net cash provided by investing activities during the three months ended March 31, 2009, was $3.6 million compared to $12.1 million during the comparable period in 2008. The decrease was primarily due to fewer purchases of short-term investments and maturities of short-term investments. Currently, as our investments mature, we have not reinvested the proceeds into similar investments, but have generally invested the proceeds in money market funds with original maturities less than 90 days. Net cash provided by financing activities during the three months ended March 31, 2009, was $43,000, compared to cash provided by financing activities of $0.7 million for the same period in 2008. The decrease in cash provided from financing activities in the three months ended March 31, 2009 was primarily due to less cash received from the exercise of stock options. Working capital decreased to $22.6 million at March 31, 2009, from $29.1 million at December 31, 2008, primarily due to lower cash, cash equivalents and short-term investments, partially offset by decreased liability balances.

Our near-term capital requirements are dependent on various factors, including operating costs and capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting clinical trials of our red blood cell system, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. Although our independent registered public accountants have indicated a substantial doubt as to our ability to continue as a going concern, we believe that our available cash balances will be sufficient to meet our capital requirements into the first half of 2010, by which time we may need to raise additional capital. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world, over the pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. We expect to continue efforts to establish an acceptable pathway for U.S. regulatory approval of the platelet system. We also expect to complete a Phase I clinical trial of the INTERCEPT red blood cell system by mid-2009. Further efforts to gain U.S. regulatory approval of the platelet system and significant development of the red blood cell system are dependent upon securing adequate additional funding to support such activities. Because of the numerous risks and uncertainties associated with the commercialization of the platelet and plasma systems, the time and cost involved in obtaining regulatory approval and subsequent launch of our platelet and plasma systems in the United States, and the development of the red blood cell system and other development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that may ultimately be associated with our current and anticipated clinical trials and other research and development activities.

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

Historically, we had received significant awards in funding under cooperative agreements with the Department of Defense, or DoD, for the INTERCEPT Blood system. We also received funding under grants from the NIH, largely in support of the immunotherapy business that we spun off in late 2007. Further funding awarded under Federal grants and cooperative agreements for the INTERCEPT Blood Systems may decline when compared to historic levels. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by Small Business Administration. Historically, a significant portion of our grant revenue came from awards surrounding our former immunotherapy business. If we are unable to obtain Federal grant and cooperative agreement funding for future blood safety activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

In late October 2008 we filed a shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities. This shelf registration statement was declared effective by the SEC in December 2008. However, our ability to sell shares under this shelf registration statement may be limited due to applicable rules of the Securities Act. Consequently, any offering of common stock, preferred stock, warrants, and/or debt securities will need to be accompanied by a registration statement specific to the securities offered therein.

Commitments and Off-Balance Sheet Arrangements

Commitments

Our commitments are as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase requirements	$2,325	$1,053	$807	$465	$—
Operating leases	3,827	1,338	1,578	911	—
Other commitment	80	21	42	17	—

Total contractual obligations	$6,232	$2,412	2,427	1,393	—

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

Credit Facility

In June 2008, we entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allows us to borrow up to $10.0 million to be used for working capital and general operating needs. The initial term of the Facility is one year, if not extended. In December 2008 we amended the terms of the Facility. Interest on borrowings under the Facility accrues on a fixed rate equal to LIBOR plus three and one half percent (3.5%) for borrowings in excess of $0.5 million for one, two, three, or six months. The Facility is secured by all of our assets, excluding intellectual property. The Facility also contains certain customary financial and non-financial conditions, as well as certain specific financial covenants, including covenants that require us to maintain certain minimum cash balances and incur maximum net operating losses in any given quarter during which the Facility is in place. Currently, we are unable to borrow under the Facility until such time as we have cured conditions that gave rise to a default under these financial covenants. At March 31, 2009, no amount was outstanding under the Facility.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains at March 31, 2009, and December 31, 2008, totaled $0.1 million and $0.2 million respectively.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity United States government agency securities, asset-backed securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the United States mortgage industry and financial institutions. As a result, we recognized other than temporary impairments for certain investments in our portfolio totaling $0.1 million during the three months ended March 31, 2008. There were no other-than-temporary impairments recognized for the three months ended March 31, 2009. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no contractual arrangements that create potential material risk for us and are not recognized in our condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance, not absolute assurance, that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, that based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objective of our disclosure control system were met.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

If we fail to obtain the capital necessary to fund our future operations, we will need to curtail planned development or sales and commercialization activities.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical trials of our platelet and red blood cell systems, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that we will be able to make reductions in our operating expense and working capital, which, together with our expected revenues, will result in sufficient capital to fund operations into the first half of 2010. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

Historically, we had received significant awards in funding under cooperative agreements with the DoD. We also received funding under grants from the National Institutes of Health, or NIH, largely in support of the immunotherapy business that we spun-off in late 2007. Further funding awarded under Federal grants and cooperative agreements for the INTERCEPT Blood Systems may decline when compared to historic levels. It is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding. Additionally, we no longer are deemed to be a small business for purposes of being eligible for certain grants administered by the NIH and regulated by Small Business Administration. Historically, a significant portion of our grant revenue came from awards surrounding our former immunotherapy business. If we are unable to obtain Federal grant and cooperative agreement funding for future research and development activities at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

Our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2008, were prepared on a going concern basis in accordance with United States generally accepted accounting principles, or GAAP. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Prospective and existing customers may not adopt or may cease using the INTERCEPT Blood System due to our independent registered public accountants’ opinion which expressed doubt about our ability to continue as a going concern. Should this occur, it may in turn affect market acceptance and retention of customers.

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

The restructuring of our operations could result in management distractions, operational disruptions and other difficulties.

In March 2009, our Board of Directors committed to a restructuring plan that included the dismissal of 31 employees, or approximately 30% of our workforce. Employees whose positions were eliminated in connection with this reduction may seek future employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, our ongoing restructuring efforts could divert the attention of our management away from our operations and harm our reputation. We cannot assure you that we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to continue our commercialization efforts with respect to the INTERCEPT Blood System in Europe or retain key employees.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. At March 31, 2009, we had an accumulated deficit of approximately $393.3 million. Except for sales of the platelet and plasma systems, we have not received significant revenue from product revenue. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in early stage clinical development and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which would reduce and may eliminate our gross profit on sales. Pricing levels may differ widely from country to country, depending on economic, social and industry practices specific to each country. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. We may be unable to increase sales to a level sufficient to generate profit contribution. Because the contracts with large, public-sector customers, such as the EFS in France, for the INTERCEPT Blood System may not be confidential due to the public tender process, their terms may set contractual precedents that would not be acceptable to us if applied to contracts with our other customers. Historically, we received substantially all of our revenue from our agreements with our development partners and from federal research grants and cooperative agreements and were required to conduct significant research, development, clinical testing and regulatory compliance activities for each of these products. Contribution from product sales is unlikely to exceed the costs we incur in research, development, and commercialization of the INTERCEPT Blood System for the foreseeable future. We expect our losses to continue at least until the INTERCEPT Blood System is commercialized more broadly and achieves more significant market acceptance. To the extent that we are able to secure funding from partners or government agencies for the red blood cell system, costs of developing and testing the red blood cell system in later stage human clinical trials would extend the period during which we expect to operate at a loss.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of March 31, 2009, consisted primarily of high credit, high liquidity United States government agency securities, asset backed securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio; however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. During the three months ended March 31, 2008, we recognized other-than-temporary impairments for certain investments in our portfolio totaling $0.1 million. We did not recognize any other-than-temporary impairments on our investment portfolio during the three months ended March 31, 2009. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, promote, distribute, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a regional or even blood center-by-blood center basis, but depend on both local and centralized regulatory approval from the Paul Ehrlich Institute, or PEI. Product characteristics relating to platelet dose of INTERCEPT-treated platelets that have received marketing authorization from the PEI may be incompatible with market requirements. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been delayed. Blood center economics in certain European countries, including Germany and the United Kingdom, have required that we develop and gain CE mark approval for disposable kit configurations of the platelet system that treat larger volumes of platelets, which would serve to reduce the number of kits we might sell to address market demand in those countries, even though our selling price and margin might be higher on such disposable kit configurations. The Japanese Red Cross controls a significant majority of blood transfusions in Japan and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen inactivation of blood over a number of years and has yet to make a formal determination to adopt the INTERCEPT Blood System or any other competitive approach. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly decreased.

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

In May 2007, we obtained a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, and will need to obtain an extension every five years. In April 2009 we received a CE mark on a new product configuration of our platelet system to treat larger volumes of platelets. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries to market our products. We may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in lost product revenue and profitability. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals. For example, we recently received notice from Health Canada that the license for the platelet system that was issued to Baxter had been suspended.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms, which showed statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. We have had several interactions with the FDA subsequent to the final report submission. We understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the apparent differences observed in that trial between the treatment groups in the category of pulmonary adverse events. Contrary to prior interactions with the FDA, in which we understood that the FDA might consider non-randomized, un-blinded, and non-controlled data gathered from monitoring patients transfused with INTERCEPT-treated platelets in the context of standard medical practice in Europe in conjunction with data from the previously completed Phase III trials, we now understand that a Europe-based study is not likely to answer all the questions the FDA has posed, while adhering to study logistics and protocols that the agency is recommending. The FDA has clarified in recent teleconferences with us the nature of the data needed to address the FDA’s open clinical questions. From these recent interactions with FDA, we have determined that the most feasible pathway to gain regulatory approval of the platelet system in the U.S. would be to conduct a second randomized Phase III clinical trial using U.S. sites, perhaps in conjunction with a Phase IV clinical trial in Europe. There is no assurance that we will be able to reach agreement with the FDA on the data to be collected and endpoints to be monitored, that transfusing physicians with patients in the study will adhere to post diagnostic medical procedures that may be mandated in the agreed upon study protocol, that we will be able to collect such data, or that the FDA will find such data adequate to answer questions that the FDA has concerning the safety and efficacy of the platelet system. We may conclude that the cost of gathering such data or the time required to do so is too great or that gathering such data is not logistically achievable. We understand that the FDA will likely require a larger, randomized, blinded clinical trial than we and Baxter completed in 2001 before a product license application can be finalized and the platelet system considered for approval in the United States. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. We have no plans to initiate such a trial unless adequate funding from partners or government agencies is secured. The additional Phase III clinical trial will need to be completed and data submitted to the FDA before we can complete our regulatory submission. In addition, the FDA will require that certain manufacturing and distribution facilities operated by the third parties with whom we contract to produce the platelet system be compliant with Good Manufacturing Practice, or GMP, regulations and Quality System Regulations, or QSR, before the FDA would consider the applications for approval.

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

We operate a small organization, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in geographies where the INTERCEPT platelet and plasma systems are approved. We will need to maintain and continue to increase our competence in a number of functions, including sales, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems. Many of these competencies require compliance with EU and local standards and practices, with which we have limited experience.

We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into national distribution agreements in Spain, Portugal and Chile, Russia, Poland, Greece, and Kuwait, as well as regional distribution agreements in Italy. We rely on these distributors to market and sell the INTERCEPT Blood System, obtain any necessary in-country regulatory approvals beyond the CE marks, provide customer support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories or may do so on terms which are not economic to us. They may fail to sell product inventory they have purchased from us to end customers. Initial purchases of UVA illuminators or disposable kits by these third parties may not lead to follow-on purchases of disposable platelet and plasma system kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. These third parties may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations

We must develop regulatory capabilities for clinical-stage and post-approval trials involving the INTERCEPT Blood System globally.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States.

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

Fenwal and we purchase certain key components of the INTERCEPT Blood System from a limited number of suppliers. It would be expensive and time-consuming to establish additional or replacement suppliers for these components. Some components of the INTERCEPT Blood System, including components of the UVA illuminator device, are no longer manufactured, which will require us to identify and qualify replacement components and may require that we conduct additional studies, which could include clinical trials, to demonstrate equivalency or validate any required design or component changes. We understand that a raw material supplier to Baxter, which in turn supplies Fenwal, for a proprietary plastic used in the platelet and plasma systems’ disposable kits has ceased production, and that Baxter may be unable to identify an alternate supplier on a timely basis, if at all. If Fenwal or we are unable to identify and supply replacement components, we may be unable to supply products to our customers. If we were required to redesign the products, our development costs would increase, and our programs and commercialization efforts could be delayed significantly.

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

Our platelet and plasma system disposables have received regulatory approval for two-year shelf lives. We and our distributors may be unable to ship product to customers prior to the expiration of product shelf life, which would require that we destroy or consume the outdated inventory in product demonstration activities at our expense.

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

Several companies are developing technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. Competitors in platelet pathogen inactivation may be able to offer customers systems using additive solutions other than Intersol, which we use in the INTERCEPT platelet system. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. CaridianBCT is developing a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. CaridianBCT also commenced trials on a pathogen inactivation system for whole blood, which may offer competitive advantages over our INTERCEPT Blood System, with its three distinct components for platelets, plasma and red blood cells.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2006, to March 31, 2009, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $0.55 to a high of $14.76. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

On October 17, 2008, Nasdaq temporarily suspended one of the listing requirements for continued listing on the Nasdaq Global Market that requires a company’s minimum bid price to be above $1.00 per share. This suspension has been further extended by Nasdaq several times and is currently set to expire on July 19, 2009. Our stock price is currently trading around $1.00 per share. If our stock price does not establish and maintain a minimum bid price above $1.00 per share before July 19, 2009, we may be subject to delisting by Nasdaq for failure to meet the continued listing requirements. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.31(5)†	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.40(5)†	Form of Restricted Stock Unit Agreement under the 1999 Equity Incentive Plan, as amended.

10.41(4)(5)	Form of Indemnity Agreement, adopted April 24, 2009.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated April 26, 2007

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated April 24, 2009.

(5)	Management contract or compensatory arrangement.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: April 30, 2009	/s/ William J. Dawson
William J. Dawson
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

10.31(5)†	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.40(5)†	Form of Restricted Stock Unit Agreement under the 1999 Equity Incentive Plan, as amended.

10.41(4)(5)	Form of Indemnity Agreement, adopted April 24, 2009.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated November 3, 1999.

(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated April 26, 2007.

(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated April 24, 2009.

(5)	Management contract or compensatory arrangement.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Filed herewith.