Form 10-Q
period 2009-09-30
CERUS CORP
filed 2009-11-06
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 21, 2009, there were 38.7 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands)

	September 30, 2009 (Unaudited)	December 31, 2008 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,466	$10,303
Short-term investments	3,194	12,275
Accounts receivable, net of allowance of $97 and $180 at September 30, 2009 and December 31, 2008, respectively	6,124	7,152
Inventories	8,354	11,109
Prepaid expenses and other current assets	1,177	1,204

Total current assets	38,315	42,043
Non-current assets:
Property and equipment, net	1,352	1,844
Long-term investment in related party	2,340	2,329
Restricted cash	334	315
Other assets	686	808

Total assets	$43,027	$47,339

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,096	$7,963
Accrued liabilities	5,641	4,490
Accrued restructuring	209	—
Capital lease obligations	8	—
Warrant liability	2,800	—
Deferred revenue	303	445

Total current liabilities	17,057	12,898
Non-current liabilities
Capital lease obligations	18	—
Other non-current liabilities	130	163

Total liabilities	17,205	13,061
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	38	33
Additional paid-in capital	421,381	410,444
Accumulated other comprehensive income	60	212
Accumulated deficit	(405,153)	(385,907)

Total stockholders’ equity	$25,822	$34,278

Total liabilities and stockholders’ equity	$43,027	$47,339

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product revenue	$4,567	$3,095	$11,523	$11,977
Government grants and cooperative agreement	247	787	985	904

Total revenue	4,814	3,882	12,508	12,881
Cost of product revenue	4,242	1,913	8,856	6,704

Gross profit	572	1,969	3,652	6,177
Operating expenses:
Research and development	1,230	2,483	4,867	7,937
Selling, general and administrative	5,340	7,067	16,850	21,607
Restructuring	15	—	856	—

Total operating expenses	6,585	9,550	22,573	29,544

Loss from operations	(6,013)	(7,581)	(18,921)	(23,367)
Other income (expense), net	376	(199)	(325)	700

Net loss	$(5,637)	$(7,780)	$(19,246)	$(22,667)

Per share information:
Net loss per share – basic and diluted	$(0.16)	$(0.24)	$(0.58)	$(0.70)
Weighted average common shares outstanding used for basic and per share information:
Basic and diluted	35,000	32,530	33,420	32,400

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(19,246)	$(22,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	445
Gain on sales of fixed assets	109	—
Stock-based compensation	1,539	1,584
Changes in operating assets and liabilities:
Accounts receivable	1,028	694
Inventories	2,720	(3,782)
Other assets	119	1,268
Accounts payable and accrued expenses	1,279	(4,210)
Accrued restructuring	209	—
Deferred revenue	(142)	(1,419)

Net cash used in operating activities	(11,827)	(28,087)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(140)	(684)
Purchases of short-term investments	—	(2,285)
Sales of short-term investments	—	5,026
Maturities of short-term investments	8,929	20,345

Net cash provided by investing activities	8,789	22,402
Financing activities:
Net proceeds from issuance of common stock, ESPP, and stock options	68	1,290
Proceeds from public offering	12,135	—
Payments on capital lease obligations	(2)	(23)
Issuance cost for credit facility	—	(25)
Proceeds from note payable	—	124

Net cash provided by financing activities	12,201	1,366

Net increase (decrease) in cash and cash equivalents	9,163	(4,319)
Cash and cash equivalents, beginning of period	10,303	19,625

Cash and cash equivalents, end of period	$19,466	$15,306

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V., which are collectively referred to hereinafter as Cerus or the Company, after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation have been included, including normal recurring accrual adjustments and reclassifications. In connection with filing its Annual Report on Form 10-K, the Company adjusted the quarterly amounts originally reported in its Form 10-Q for the quarter ended September 30, 2008 for inventory and other income (expense) and net loss per share – basic and diluted as of and for the three and nine month periods ended September 30, 2008. The adjustment resulted from the translation of inventory into U.S. dollars. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2008 has been derived from the Company’s audited financial statements as of that date.

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

Revenue

The Company recognizes revenue when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through September 30, 2009 were product revenue from sales of the INTERCEPT Blood System and United States government grants and awards.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order and signed sales contract as evidence of written agreement. The Company sells the INTERCEPT Blood System directly to blood banks, hospitals, universities and government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of non-conforming product. Deliverables and the units of accounting vary according to the provisions of the purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At September 30, 2009 and December 31, 2008, the Company had $0.3 million and $0.4 million of short-term deferred revenue on its condensed consolidated balance sheets, respectively. Freight costs charged to customers are recorded as a component of revenue. Value-added-taxes, or VAT, that the Company invoices to its customers and remits to governments, are recorded on a net basis, and are excluded from product revenue.

Research and Development Expenses

The Company receives certain United States government grants that support the Company’s efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as the costs under each grant are incurred. These costs largely consist of research and development expenses which include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

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

The Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income and other, net. At September 30, 2009, the Company’s available-for-sale securities consist primarily of corporate debt securities and certain United States government agency securities.

Unrealized gains at September 30, 2009 and December 31, 2008, are reported in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three and nine months ended September 30, 2009, the Company did not recognize any other-than-temporary impairments on investments held in its portfolio. However, during the three and nine months ended September 30, 2008, the Company recognized losses totaling $0.2 million and $0.3 million, respectively, associated with investments that had experienced an other-than-temporary decline in fair value. These investments primarily related to fixed income securities. The cost of securities sold is based on the specific identification method.

As of September 30, 2009, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded within other long-term assets on its condensed consolidated balance sheets at September 30, 2009 and December 31, 2008. In addition, the Company has certain other bank guarantees for its international operations, totaling $0.1 million at both September 30, 2009 and December 31, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At September 30, 2009, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. On a regular basis, including the point of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its balance sheet and records a charge on its statement of operations. At September 30, 2009 and December 31, 2008, the Company recorded allowances for potentially uncollectible accounts receivable of approximately $97,000 and $180,000, respectively. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations.

The Company had four and three customers each accounting for more than 10% of the Company’s outstanding trade receivables and aggregating approximately 58% and 60% of outstanding trade receivables at September 30, 2009 and December 31, 2008, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2009 and December 31, 2008, inventory consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company’s supply chain for certain of these components, held as work-in-process on its condensed consolidated balance sheet, can take in excess of one year for production to be complete before the work-in-process is utilized in finished disposable kits. Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Platelet and plasma system disposable kits generally have two-year lives from date of manufacture. The Company frequently reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. The Company evaluates manufacturing variances incurred during periods of abnormally low production by considering a variety of factors including the reasons for low production volumes, anticipated future production levels that correlate to and offset volumes experienced during abnormally low production cycles, and contractual requirements. The Company records manufacturing variances incurred during periods of abnormally low production volumes as a component of cost of product revenue when production volumes are abnormally low and are not expected to reverse in future periods in a given production year. At September 30, 2009 and December 31, 2008, the Company had a balance of approximately $0.5 million and $0.1 million, respectively, associated with potentially obsolete or expiring product.

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

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2009 or 2008.

Long-Term Investment in Related Party

At September 30, 2009 and December 31, 2008, the Company held an approximate 13% interest in the voting securities of BioOne Corporation, or BioOne, and accounted for its investment in BioOne under the cost method. The Company regularly evaluates several criteria in determining whether it has the ability to exercise significant influence over the operating and financial policies of BioOne. These criteria include but are not limited to: the availability and frequency of access to financial information of BioOne, majority shareholder mix in BioOne, and representation on BioOne’s board of directors. As a result of its evaluations, at September 30, 2009 and December 31, 2008, the Company accounted for its investment under the cost method, as it has concluded that predominant evidence exists to support this conclusion.

The Company’s investment in BioOne is included in long-term investments in related party on its condensed consolidated balance sheets. On an ongoing basis, and at September 30, 2009, the Company evaluates several criteria to determine whether facts and circumstances support the carrying value of its investment in BioOne. These criteria include, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne and available financial information. The Company periodically re-evaluates the carrying value of its investment in BioOne’s equity, and to the extent that the criteria used to support the carrying value change, the Company will need to reassess the recorded basis of its investment in BioOne.

At September 30, 2009, the Company has been advised by BioOne that it will need to raise additional financing before December 31, 2009, in order to support its operations and that there is investor interest in such a financing. If BioOne raises additional financing at or below the Company’s per share carrying value of its BioOne equity, or if the Company’s understanding of the facts and circumstances regarding BioOne’s business or its proposed financing change, the Company will reassess the carrying value of its investment in BioOne which may result in an impact on its condensed consolidated balance sheets and income statements.

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

The Company accounts for stock-based compensation in accordance with “Share Based Payment” Topic of FASB ASC 718. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being met.

For its non-employee stock-based awards the Company considers the measurement date at which the fair value of the stock-based award is measured to be the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in its condensed consolidated statements of operations.

See Note 10 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Warrant Liability

In August 2009, the Company issued warrants to purchase an aggregate of 2.4 million shares of common stock of the Company in connection with a registered direct offering. The outstanding warrants are classified as a liability, and as such the fair value of the warrants are recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrants will be recorded in the condensed consolidated statements of operations as a component of other income (expense). The fair value of the warrants are estimated using the binomial-lattice option-pricing model. The warrants will continue to be reported as a liability until such time as the instruments are exercised or are otherwise modified to remove the provisions which require this treatment, at which time the warrants are adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrants are reclassified as permanent equity, the fair value of the warrants would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

See Note 9 for further information regarding the Company’s warrant liability valuation.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was unrealized gains or losses from the Company’s available-for-sale short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company did not have any recorded liabilities for unrecognized tax benefits at September 30, 2009 or December 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2004 through 2008 remain subject to examination by the taxing jurisdictions to which the Company is subject

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities, such as options, warrants, restricted stock units and convertible preferred stock.

The following table sets forth the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(5,637)	$(7,780)	$(19,246)	$(22,667)
Denominator:
Basic and diluted weighted average number of common shares outstanding	35,000	32,530	33,420	32,400

Net loss per common share – basic and diluted	$(0.16)	$(0.24)	$(0.58)	$(0.70)

The table below presents stock options, convertible preferred stock and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect (shares in thousands) at September 30:

	2009	2008
Antidilutive securities – weighted average shares	6,568	5,279

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements of the Company contain provisions that provide for the indemnification of the counter-party to those agreements from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been no warranty costs incurred through September 30, 2009. Accordingly, at September 30, 2009, the Company has not accrued for any potential future warranty costs.

Fair Value of Financial Instruments

The Company adopted the provisions of “Fair Value Measurements” Topic of FASB ASC, on January 1, 2008, relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. The carrying amounts and fair value of the Company’s short term investments and long term investments in related parties and warrants are described in “Note 2. Financial Instruments” to these condensed consolidated financial statements.

New Accounting Pronouncements

Statement of Financial Accounting Standards, or FAS, 157, “Fair value Measurements,” which is codified in FASB ASC Topic 820-10-65-4, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 provided additional guidance on identifying circumstances when a transaction may not be considered orderly. In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•

FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.” which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2.

•	FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10.

•	FAS 107 and Accounting Principles Bulletin, or APB, 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.

FAS 107-1 and APB 28-1 amends FAS 107, “ Disclosures about Fair Value of Financial Instruments,” which are codified in FASB ASC Topic 825-10-50, require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, “ Interim Financial Reporting ,” to require those disclosures in summarized financial information at interim reporting periods.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, or FAS 165, codified in FASB ASC Topic 855-10, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted the provisions of FAS 165 for the quarter ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s condensed consolidated financial statements. See Note 14, “Subsequent Events,” to the Notes to Condensed Consolidated Financial Statements for more detailed discussion.

On September 29, 2009, the FASB issued FAS 168 Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States generally accepted accounting principles. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted FAS 168 for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

At September 30, 2009, the fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds(1)	$13,973	$13,973	$—	$—
Corporate bonds(2)	883	—	883	—
United States government agency securities(2)	2,311	—	2,311	—

Total Assets	$17,167	$13,973	$3,194	$—

Liabilities
Warrant Liability(3)	$2,800	$—	$—	$2,800

At December 31, 2008, the fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds(1)	$7,183	$7,183	$—	$—
Corporate bonds(2)	8,813	—	8,813	—
United States government agency securities(2)	3,462	—	3,462	—

Total Assets	$19,458	$7,183	$12,275	$—

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments on our condensed consolidated balance sheet.
(3)	Included in short-term liabilities on condensed consolidated balance sheet. For further discussion, see Note 9.

The Company classifies investments within Level 1 if quote prices are available in active markets. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: United States government agencies and corporate bonds. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company did not hold financial assets which were recorded at fair value in the Level 3 category, which defines that one or more significant inputs or significant value drivers are unobservable, as of September 30, 2009 and December 31, 2008. The Company’s warrant liability is recorded at fair value and classified in the Level 3 category. Details about those inputs can be found in Note 9.

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2009
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Cash	$5,493	$—	$5,493
Money market funds	13,973	—	13,973

Total cash and cash equivalents	$19,466	$—	$19,466

Short-term investments
Corporate debt securities	$874	$9	$883
United States government agency securities	2,260	51	2,311

Total short-term investments	$3,134	$60	$3,194

	$22,600	$60	$22,660

	December 31, 2008
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Cash	$3,120	$—	$3,120
Money market funds	7,183	—	7,183

Total cash and cash equivalents	$10,303	$—	$10,303

Short-term investments
Corporate debt securities	$8,741	$72	$8,813
United States government agency securities	3,322	140	3,462

Total short-term investments	$12,063	$212	$12,275

	$22,366	$212	$22,578

	2009	2008
Due in one year or less	$13,973	$7,183
Due greater than one year and less than three years	3,194	12,275

Total	$17,167	$19,458

Realized gains and losses from the sale of available-for-sale investments and from other-than-temporary declines in market value are recorded in Interest income (expense) and other, net. Gross proceeds and the realized losses from the sale of available-for sale investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross Proceeds	—	—	—	$4,585
Realized Loss Upon Sale	—	—	—	277

Note 4. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Work in progress	$2,884	$3,750
Finished goods	5,470	7,359

	$8,354	$11,109

The Company’s inventories at September 30, 2009 and December 31, 2008 consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company is responsible for supplying Fenwal, Inc., or Fenwal, with certain components for assembly into finished INTERCEPT disposable kits. The Company accounts for these components as work-in-process until such time as the components are used in the production of finished INTERCEPT disposable sets. The Company’s work-in-process components are manufactured over a protracted length of time before being incorporated into the finished disposable kits. As a result, work-in-process costs accumulate for a period of time which can exceed one year.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued compensation and related	$1,259	$636
Accrued inventory	2,125	2,121
Accrued contract and other accrued expenses	2,257	1,733

	$5,641	$4,490

Note 6. Restructuring

In March 2009, pursuant to the Board of Directors’ approval, the Company began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce its cost structure. During the nine months ended September 30, 2009, the Company incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan, consolidation of facility and related moving costs. Effected employees received severance consideration and continuation of benefits, as well as transition assistance. The Company anticipates continuing to implement its restructuring plan and incurring associated costs through the year ended December 31, 2009. However, certain of these costs will be paid over an extended period of time into 2010.

A summary of the Company’s restructuring costs is as follows (in thousands):

	Balance at December 31, 2008	Restructuring Charge	Cash Payments	Balance at September 30, 2009
One-time termination benefits	$—	$712	$503	$209
Other	—	144	144	—

Total	$—	$856	$647	$209

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

Royalties

The Company is obligated to pay royalties on certain INTERCEPT product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the INTERCEPT Blood System for platelets, or platelet system, 3% for the INTERCEPT Blood System for plasma, or plasma system, 5% for the INTERCEPT Blood System for red blood cells, or the red blood cell system, and 6.5% for illuminators. These royalties are recorded as part of cost of product revenue.

Purchase Commitments

The Company is party to agreements with certain providers of INTERCEPT blood safety system components which the Company purchases and provides to Fenwal at no cost. Certain of these agreements require minimum purchase commitments from the Company.

Note 8. Credit Agreement

In June 2008, the Company entered into a senior secured revolving credit facility with Wells Fargo Bank, N.A., or the Facility, which allowed the Company to borrow up to $10.0 million for working capital and general operating needs. In December 2008, the Company amended the terms of the Facility. The initial term of the Facility was one year. The Facility expired in June 2009, with no amounts drawn against the Facility.

Note 9. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. Fenwal may convert each share of Series B preferred stock into 100 shares of the Company’s common stock at any time. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents approximately 1% of the outstanding common stock of the Company at September 30, 2009. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Common Stock and Warrant Liability

In August 2009, the Company received net proceeds of approximately $12.1 million in a registered direct offering of units, made pursuant to our shelf registration statement on Form S-3, after deducting placement agent’s fees and stock issuance costs of approximately $1.1 million, from the sale of 6.0 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 4/10 of a share of common stock. Each unit was sold for $2.20, resulting in the issuance of 6.0 million shares of common stock and warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share. The warrants contain certain provisions that, under certain circumstances which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The warrants contain certain provisions that could require the Company to settle an exercise by cash payment rather than issuance of common stock.

The offering was made pursuant to the Company’s shelf registration statement on Form S-3. These warrants are exercisable beginning on February 25, 2010 and are exercisable for a period of five years thereafter. The fair value on the date of issuance of the warrants was determined to be $2.8 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 2.48%,

(ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 77%. The warrants are classified as a liability pursuant to “Accounting for Derivative Instruments and Hedging Activities” and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of FASB ASC. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter until the earlier of exercise or expiration. At September 30, 2009, the fair value of the warrants was determined to be approximately $2.8 million.

Note 10. Stock-Based Compensation

2008 Equity Incentive Plan

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Board. The Company currently grants awards from its 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan allows for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. The 2008 Plan has 2.1 million shares available for grant. Awards under the 2008 Plan generally have a maximum term of 10 years from the date the award is granted. Employee options granted under the 2008 Plan generally vest over four years, subject to each optionee’s continued employment. The 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Performance-based stock options granted under the 2008 Plan are limited to either 500,000 shares or $1.0 million, in the case of performance-based cash awards, per calendar year. As of September 30, 2009, the Company had granted a performance based stock option totaling 50,000 shares.

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

Restricted stock unit grants made in connection with the Bonus Plan for Senior Management of Cerus Corporation are presented in the following table:

Nine Months Ended September 30,	Units granted	Grant date fair value per unit	Units vested at September 30, 2009
2009	—	—	—
2008	37,544	$6.99	—
2007	48,293	5.54	7,880
2006	32,279	10.32	19,913

Total	118,116		27,793

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

The Company does not recognize stock-based compensation on stock options that contain performance conditions, until such time as the performance criteria are probable of being achieved. As such, the Company had not recorded any such stock based compensation for the 50,000 share performance-based stock option granted as of September 30, 2009.

Expected Term

The Company estimates the expected term of options granted using a variety of factors. Where possible, the Company estimates the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, the Company analyzes the population of options granted by discreet, homogeneous groups. If the Company is unable to obtain sufficient information to estimate the expected term for a particular group, it estimates the expected term of the options granted by taking the average of the vesting term and the contractual term of the option, as illustrated under the “Share-Based Payment” Topic of FASB ASC. The expected term of employee stock purchase plan shares is the term of each purchase period.

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

The assumptions used to value option grants for three and nine months ended September 30:

	2009	2008
Expected term (in years)	5.25-6.50	4.16-6.73
Volatility	59.1%-84.1%	59.1%
Risk free interest rate	2.80%-4.03%	4.03%

The assumptions used to value employee stock purchase rights for the three and nine months ended September 30:

	2009	2008
Expected term (in years)	0.50	0.50
Volatility	54.6%-78.8%	54.6%
Risk free interest rate	2.0%-4.4%	4.4%

Total stock-based compensation recognized on the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Option Grants and Stock Purchase Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$121	$157	$395	$454
Selling, general and administrative	382	398	1,095	1,130
Restructuring	$—	$—	$59	$—

	$503	$555	$1,549	$1,584

Activity under the Company’s stock option plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2008	5,063	$10.27
Granted	1,725	0.81
Cancelled	(696)	7.87
Exercised	—

Balances at September 30, 2009	6,092	$7.87

Note 11. Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding gains on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss:
As reported	$(5,637)	$(7,780)	$(19,246)	$(22,667)
Other comprehensive loss:
Net unrealized gain/(loss) on available-for-sale securities	13	(19)	(152)	46

Comprehensive loss	$(5,624)	$(7,799)	$(19,398)	$(22,621)

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

Platelet Agreement

In September 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement also provides for contingent milestone payments and royalties on future product sales, which would be shared equally by Fenwal (Baxter’s assignee) and the Company. The Company did not recognize any revenue under this agreement during the three and nine months ended September 30, 2009 or 2008.

Plasma Agreement

A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in September 2005 for the commercialization of the INTECEPT Blood System for plasma in parts of Asia, and in December 2005 the Company received additional up-front payments of $2.0 million in cash and $5.0 million in BioOne’s equity. In December 2006, the Company received a milestone payment in the form of $5.0 million in BioOne’s equity. The Company did not recognize any revenue under this agreement during the three and nine months ended September 30, 2009 or 2008.

Cooperative Agreements with the United States Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreements, the Company is conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the United States Armed Forces. This funding also supports advanced development of the Company’s blood safety technologies. The Company recognized $0.2 million and $1.0 million of revenue under these agreements during the three and nine months ended September 30, 2009, respectively, and $0.8 and $0.9 million during the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the Company had received a cumulative $32.0 million of cash payments from awards with the Department of Defense.

Note 13. Segment and Geographic Information

At September 30, 2009 and 2008, the Company operated only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating income (loss) of the blood safety segment.

During the nine months ended September 30, 2009 and 2008, the Company had the following significant customers, listed as a percentage of product revenue:

Customer	2009	2008
Movaco, S.A.	27%	32%
Etablissement Francais du Sang	23%	18%
Service du Sang	12%	1%
Delrus, Inc	6%	13%
Fenwal, Inc.	—	11%

Each of the customers above represent relative product sales made in Europe, including Russian and CIS countries. During the nine months ended September 30, 2009 and 2008, the Company also recognized government grants and cooperative agreement revenue which represented 8% and 7% of total revenue, respectively, and such revenue was generated in the United States.

Note 14. Subsequent Events

Subsequent events have been evaluated through November 5, 2009, which is the date the financial statements were issued.

Investment in Anza Therapeutics

In November 2007, the Company spun-off its former immunotherapy business to Anza Therapeutics, Inc., or Anza, for preferred stock representing an equity interest of approximately 20% of Anza’s preferred equity. The Company was informed that Anza had ceased operations by March 31, 2009. In November 2009, Anza transferred all of its intellectual property to Aduro BioTech, or Aduro. In exchange for agreeing to the transfer and for relinquishing the Company’s shares in Anza, the Company received $0.7 million in cash, forgiveness of $0.1 million in net amounts owed to Anza, preferred stock representing 10% of Aduro’s capital and a royalty on any future sales resulting from the transferred technology. Because Aduro’s technology and efforts are in the very early stage of research and development, there is no assurance that the equity the Company has received in Aduro will have monetary value at such time, and in the event that the Company may choose to sell the equity, or that the Company will receive any royalties from Aduro.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may occur in future periods.

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

Overview

Since our inception in 1991, we have devoted a substantial portion of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems. Our INTERCEPT Blood System for platelets, or the platelet system, and our INTERCEPT Blood System for plasma, or the plasma system, have received CE marks and are being marketed in Europe, Russia, the Middle East and selected countries in other regions around the world. We have not yet received regulatory approvals for the platelet and plasma systems in the United States and other countries. The INTERCEPT Blood System for red blood cells, or the red blood cell system, is in early stage clinical development.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical trials of our platelet and red blood cell systems, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we can generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash collections from customers and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances will be sufficient to meet our capital requirements for at least the next twelve months. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world over pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. We expect to continue efforts to establish an acceptable pathway for United States regulatory approval of the platelet system. We also expect to complete a Phase I clinical trial of the INTERCEPT red blood cell system in 2009. Further efforts to gain United States regulatory approval of the platelet system and significant development of the red blood cell system are dependent upon securing adequate additional funding to support such activities. In March 2009, we announced plans to restructure our operations, including reducing our workforce and consolidating facilities We anticipate activities under the restructuring plan will continue throughout 2009.

We recognize product revenue from the sale of our platelet and plasma systems in Europe, Russia, the Middle East, and certain other countries around the world. Prior to initiating such commercial operations, our primary sources of revenue were milestone payments, development contracts and collaborative agreements and grants from United States government agencies, including the United States Armed Forces and the National Institutes of Health, or NIH. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products that, together with anticipated general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe, Russia, the Middle East, and selected countries in other regions around the world. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations.

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

In November 2007, we spun-off our immunotherapy business to Anza Therapeutics, Inc., or Anza for preferred stock representing an equity interest of approximately 20% of Anza’s preferred equity. We were informed that Anza had ceased its operations by March 31, 2009. In November, 2009, Anza transfered all of its intellectual property to Aduro BioTech, or Aduro. In exchange for agreeing to the transfer and for relinquishing our shares in Anza and releasing any claims against Anza, we received $0.7 million in cash, preferred stock representing 10% of Aduro’s capital and a royalty on any future sales resulting from the transferred technology. Because Aduro’s technology and efforts are in the very early stage of research and development, there is no assurance that the equity we have received in Aduro will have monetary value at such time we are allowed to sell it or that we will receive any royalties from Aduro.

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

Through September 30, 2009, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from grants and cooperative agreements with the Armed Forces.

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

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order and signed sales contract as evidence of a written agreement. We sell the INTERCEPT Blood System for platelets and plasma directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements we evaluate whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within our control. When all of these conditions are met, we recognize the revenue on the delivered elements. If these conditions are not met, we defer revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair market value method. Freight costs charged to customers are recorded as a component of revenue and value-added-taxes, or VAT, that we invoice to our customers and remit to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

• Inventory – We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our condensed consolidated balance sheet, can take over one year to complete production before being utilized in finished disposable kits. Under our manufacturing agreement with Fenwal, our carrying value of INTERCEPT disposable kits is dependent on an annually set price. In addition, at the end of each year, volume driven manufacturing overhead is either paid or refunded by or to us if manufacturing volumes are higher or lower than the anticipated manufacturing volumes at the time the price is established. As a result, at each interim period, manufacturing overhead can fluctuate and requires us to use judgment in accruing the manufacturing overhead. In addition, we use judgment in determining whether the manufacturing overhead is a cost of our inventory and recoverable when product is sold. We use significant judgment and evaluate manufacturing variances incurred during periods of abnormally low production by considering a variety of factors including the reasons for low production volumes, anticipated future production levels that correlate to and offset volumes experienced during abnormally low production cycles, and contractual requirements. We record manufacturing variances incurred during periods of abnormally low production volumes as a component of cost of product revenue when production volumes are abnormally low.

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

• Stock-based compensation – We issue stock-based awards to our employees, members of our Board of Directors, our Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards in accordance with ASC 718, “Accounting for Stock-Based Compensation”. We use the Black-Scholes option pricing model to determine the grant-date fair value of a stock award. We continue to apply the provisions of “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services,” for our non-employee stock-based awards. Under the provisions, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

The Black-Scholes option pricing model calculates the grant-date fair value using certain variables. These variables are impacted by our stock price, award exercise behaviors, the risk free interest rate and our expected dividends and many of these variables require us to use significant judgment.

Expected Term. We estimate the expected term of options granted using a variety of factors. Where possible, we estimate the expected term of options granted by analyzing employee exercise and post-vesting termination behavior. To make this estimation, we analyze the population of options granted by discrete homogeneous groups. For those homogeneous groups where we are unable to obtain sufficient information to estimate the expected term in this manner, we estimate the expected term of the options granted by taking the average of the vesting term and the contractual term of the option. The expected term of employee stock purchase plan shares is the term of each offering period.

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

• Income Taxes – Since our inception we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that have a lower than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at September 30, 2009 or December 31, 2008. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three and Nine-Month Periods Ended September 30, 2009 and 2008

Revenue

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2009	2008	Change		2009	2008	Change
Product revenue	$4,567	$3,095	$1,472	48%	$11,523	$11,977	$(454)	(4)%
Government grants and cooperative agreement	247	787	(540)	(69)%	985	904	81	9%

Total revenue	$4,814	$3,882	$932	24%	$12,508	$12,881	$(373)	(3)%

Product revenue increased $1.5 million to $4.6 million during the three months ended September 30, 2009, compared to $3.1 million during the comparable period in the prior year. The increase was largely driven by an increase in the number of disposable platelet and plasma system kits sold. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future. We anticipate product revenue for both the platelet and plasma systems will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway.

We recognized $0.2 million of revenue from government grants and cooperative agreements for the three months ended September 30, 2009, compared to $0.8 million for the comparable period in 2008. The decrease was due primarily to decreased activities covered under the award with the U.S. Department of Defense, or Department of Defense, or DoD. We anticipate recognizing $0.7 million, the remainder of the award, throughout 2009 and possibly into 2010. We anticipate applying for new awards with the Department of Defense to the extent such awards become available. However, we can provide no assurance that should such awards become available, our bids will be accepted by the Department of Defense or at what funding levels.

Product revenue decreased $0.5 million to $11.5 million during the nine months ended September 30, 2009, compared to $12.0 million during the comparable period in the prior year. The decrease in product revenue was primarily due to the recognition in 2008 of $1.5 million in revenue originally deferred in 2007.

Government grant revenue increased by $0.1 million to $1.0 million during the nine months ended September 30, 2009, compared to $0.9 million during the comparable period in the prior year. The increase in government grant revenue was primarily due to an award with the Department of Defense, received in 2009 relating to the research and development of the red blood cell system.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, and certain order fulfillment costs. Inventory is accounted for on a first-in, first-out basis.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2009	2008	Change		2009	2008	Change
Cost of product revenue	$4,242	$1,913	$2,329	122%	$8,856	$6,704	$2,152	32%

Cost of product revenue increased $2.3 million to $4.2 million during the three months ended September 30, 2009, from $1.9 million during the comparable period in the prior year. The increase in cost of revenue was largely due to an increase in the number of disposable platelet and plasma system kits sold and certain period costs incurred as a result of abnormally low manufacturing volumes during the three months ended September 30, 2009. The low manufacturing volumes resulted from our decision to sell down existing inventory and optimize inventory levels.

Similarly, cost of product revenue increased $2.2 million to $8.9 million during the nine months ended September 30, 2009, from $6.7 million during the comparable period in the prior year. The increase in cost of product revenue was due to the higher number of consumable units sold during the nine months ended September 30, 2009, and certain period costs which resulted from our decision to sell down existing inventory and optimize inventory levels.

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

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2009	2008	Change		2009	2008	Change
Research and development	$1,230	$2,483	$(1,253)	(50)%	$4,867	$7,937	$(3,070)	(39)%

Research and development expenses decreased $1.3 million to $1.2 million for the three months ended September 30, 2009, from $2.5 million for the comparable period in 2008. Of our total research and development costs incurred, non-cash stock based compensation represented $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in our research and development expenses during the three months ended September 30, 2009, compared to 2008 was the result of reduced research and development activities driven primarily by our March 2009 restructuring plan and the associated reduction in force.

Research and development expenses decreased $3.1 million to $4.9 million for the nine months ended September 30, 2009, from $7.9 million for the comparable period in 2008. Of our total research and development expenses incurred, non-cash stock based compensation represented $0.4 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in our research and development expenses during the nine months ended September 30, 2009, compared to 2008 was a result of the effect of our March 2009 restructuring and the associated reduction in force.

We anticipate our research and development spending will continue at approximately the current level and at times may increase as a result of ongoing and later stage preclinical and clinical trials, and as potential new products move to clinical trials. Because of the numerous risks and uncertainties associated with research and development activities, including but not limited to, the time and cost involved in obtaining regulatory approval and subsequent launch of our platelet and plasma systems in the United States, and the development of the red blood cell system and other development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that may ultimately be associated with our current and anticipated clinical trials and other research and development activities. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, including the risks described in “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensations, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2009	2008	Change		2009	2008	Change
Selling, general, and administrative	$5,340	$7,067	$(1,727)	(24)%	$16,850	$21,607	$(4,757)	(22)%

Selling, general, and administrative expenses decreased $1.7 million to $5.3 million for the three months ended September 30, 2009, from $7.1 million for the comparable period in 2008. Of these amounts, non-cash stock-based compensation represented $0.4 million for each of the three months ended September 30, 2009 and 2008. Overall, the decrease in selling, general and administrative expenses from the three months ended September 30, 2009, was primarily due to decreased personnel costs and lower marketing and public affairs costs driven by our March 2009 restructuring plan and the associated reductions in force.

Selling, general, and administrative expenses decreased $4.8 million to $16.9 million for the nine months ended September 30, 2009, from $21.6 million for the comparable period in 2008. Of the $16.9 million and $21.6 million of selling, general and administrative expenses recognized during the nine months ended September 30, 2009 and 2008, $1.1 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the decrease in selling, general and administrative expenses for the nine months ended September 30, 2009, was primarily due to decreased personnel costs and lower marketing and public affairs costs driven primarily by our March 2009 restructuring plan and the associated reductions in force. We anticipate that selling, general, and administrative expenses will continue to level-out as the full effect of our restructuring plan is realized.

Restructuring

Restructuring costs during three and nine months ended September 30, 2009, include one-time termination benefits, facility consolidation and related moving costs.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2009	2008	Change		2009	2008	Change
Restructuring	$15	$—	$15	100%	$856	$—	$856	100%

In March 2009, pursuant to the Board of Directors’ approval, we began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce our cost structure. During the nine months ended September 30, 2009, we incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. During the three and nine months ended September 30, 2009, we also incurred costs associated with consolidating facilities and certain other costs associated with the restructuring plan. We anticipate continuing to implement our restructuring plan and incurring associated costs through the year ended December 31, 2009. Most costs accrued as one-time termination benefits as of March 31, 2009 were paid by September 30, 2009. However, certain of these costs will be paid over an extended period of time, into 2010.

Other Income (Expense), Net

Other income (expense), net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), and other non-operating gains and losses.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentage)	2009	2008	Change		2009	2008	Change
Other Income (Expense), Net	$376	$(199)	$575	289%	$(325)	$700	$(1,025)	(146)%

Other income (expense), net was $0.4 million of income for the three months ended September 30, 2009, compared to $0.2 million of expense during the comparable period in 2008. The increase was primarily due to the favorable foreign currency variations between the Euro and U.S. dollar, our functional currency, and the realized gains which we recognized upon maturity of certain investments in our portfolio, offset by the decline in interest income resulting from lower cash and short-term investment balances and lower yields on those balances. Interest income was $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in interest income was primarily due to lower cash and investment balances maintained during the three months ended September 30, 2009, compared to the comparable period in 2008.

Other income (expense), net was $0.3 million of expense for the nine months ended September 30, 2009, compared to $0.7 million of income during the comparable period in 2008. The decrease was primarily due to the unfavorable foreign currency variations between the Euro and U.S. dollar, our functional currency, as well as the decline in interest income resulting from lower cash and short-term investment balances and lower yields on those balances. These decreases were partially offset by realized gains which we recognized upon maturity of certain investments in our portfolio. Interest income was $0.2 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest income was primarily due to lower cash and investment balances maintained during the nine months ended September 30, 2009, compared to the comparable period in 2008.

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

At September 30, 2009, we had cash, cash equivalents and short-term investments of $22.7 million. Net cash used in operating activities was $11.9 million for the nine months ended September 30, 2009, compared to $28.1 million during the comparable period in 2008. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably decreases in our inventory and accounts receivable balances. Net cash provided by investing activities during the nine months ended September 30, 2009 was $8.8 million compared to $22.4 million during the comparable period in 2008. The decrease was primarily due to less cash generated from the maturity of investments in our portfolio. Currently, as our investments mature, we have not reinvested the proceeds into similar investments, but have generally invested the proceeds in money market and other highly liquid funds with original maturities less than 90 days. Net cash provided by financing activities during the nine months ended September 30, 2009 was $12.2 million compared to cash provided by financing activities of $1.4 million for the same period in 2008. The increase in cash provided from financing activities in the nine months ended September 30, 2009 was primarily related to net proceeds of approximately $12.1 million from our August 2009 registered direct offering of 6.0 million units, where each unit sold consisted of one share of common stock and a warrant to purchase 4/10 of a share of common stock. Each unit was sold for $2.20, resulting in the issuance of 6.0 million shares of common stock and warrants to purchase 2.4 million shares of our common stock at an exercise price of $2.90 per share. Warrants are exercisable after six months from issuance. Working capital decreased to $21.3 million at September 30, 2009, from $29.1 million at December 31, 2008, primarily due to lower inventory and accounts receivable balances at September 30, 2009.

Our near-term capital requirements are dependent on various factors, including operating costs and capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting clinical trials, in the event we elect to proceed with such clinical trials, of both our platelet system in the United States and our red blood cell system, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash collected from customers and interest income earned on the investment of our cash balances and short-term investments. Although our independent registered public accountants have indicated that substantial doubt exists as to our ability to continue as a going concern, we believe that our available cash balances will be sufficient to meet our capital requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world over the pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. We expect to continue efforts to establish an acceptable pathway for U.S. regulatory approval of the platelet system. We also expect to complete a Phase I clinical trial of the INTERCEPT red blood cell system in 2009. Further efforts to gain U.S. regulatory approval of the platelet system and significant development of the red blood cell system are dependent upon securing adequate additional funding to support such activities. Because of the numerous risks and uncertainties associated with the commercialization of the platelet and plasma systems, the time and cost involved in obtaining regulatory approval and subsequent launch of our platelet and plasma systems in the United States, and the development of the red blood cell system and other development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that may ultimately be associated with our current and anticipated clinical trials and other research and development activities.

We may borrow additional capital from institutional and commercial sources to fund future growth on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or product, or grant licenses on terms that are not favorable to us. The global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms reasonable to us or our stockholders. If we are unable to raise additional capital, we may need to curtail planned development activities.

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

In late October 2008 we filed a shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities. This shelf registration statement was declared effective by the SEC in December 2008. In August 2009, we completed a registered direct offering under our shelf registration, netting proceeds of approximately $12.2 million. All of our authorized common stock have been either issued or reserved for issuance in connection with convertible preferred stock, warrants, our employee stock purchase plan, and our equity incentive plan. Accordingly, in order to have shares available for future sale, we and our stockholders will need to approve an amendment to increase the number of shares of common stock that are authorized under our certificate of incorporation.

Commitments and Off-Balance Sheet Arrangements

Commitments

Our commitments are as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase requirements	$2,283	$1,011	$807	$465	$—
Operating leases	3,122	1,101	1,468	553	—
Other commitment	431	378	46	7	—

Total contractual obligations	$5,836	$2,490	$2,321	$1,025	$—

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

Warrants

In conjunction with our August 2009 registered direct stock offering, we issued warrants to purchase an aggregate of 2.4 million common shares, exercisable after six months from issuance at an exercise price of $2.90 per share. The warrants are exercisable until August 25, 2014. The warrants contain certain provisions that, under certain circumstances which may be out of our control, could require us to pay cash to settle the exercise of the warrants or may require us to redeem the warrants.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains at September 30, 2009 and December 31, 2008, totaled $60,000 and $212,000 respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no contractual arrangements that create potential material risk for us and are not recognized in our condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer (who perform the functions of the principal executive officer and principal financial officer, respectively) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and our Vice President, Finance and Chief Accounting Officer (in their capacities as principal executive officer and principal financial officer, respectively) have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may encounter governmental and transfusion medicine community resistance to commercial adoption for any or all of our products. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products. In addition to blood banks, our direct customers, we must also address issues and concerns from broad constituencies involved in the healthcare system, from patients, to transfusing physicians, hospitals, private and public sector payors, regulatory bodies and public health authorities. Any one of these constituencies may be able to delay or block adoption of the INTERCEPT Blood System. We may be unable to adequately demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical.

For logistical and financial reasons, the transfusion medicine industry has not always integrated new technologies into its processes, even those with the potential to improve the safety of the blood supply, such as the INTERCEPT Blood System. Our products may require significant changes to our potential customers’ blood component collection methods, space and staffing requirements and potential customers may not believe that the benefits of using the INTERCEPT Blood System justify their cost. There is some loss of platelets as a result of our pathogen inactivation process. If the loss of platelets leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. While studies also demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or efficacy.

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

Our products may not demonstrate economic value sufficient to offset their price, imposing a financial burden on the healthcare system that may limit market acceptance. We may need to develop new product configurations to address market needs, which may be technically challenging, expensive and negatively affect potential contribution from product sales. If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to a shortcoming of the INTERCEPT Blood System, customers may refrain from purchasing the products. In addition, there is a risk that further studies we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products, and existing customers may cease use of our products.

Market acceptance of our products may also be affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we will have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept, or may not have the budget to purchase, INTERCEPT-treated blood products. Since our products do not eliminate the practice of screening donors or testing blood for pathogens prior to transfusion, some blood centers may not be able to afford to purchase our products. Furthermore, it is difficult to predict the reimbursement status of newly approved, novel medical device products. In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. There also have been proposals in the United States, at both the Federal and state government level, to implement similar controls. The widespread adoption of managed care in the United States has also placed downward pressure on the pricing of medical products. These pressures, as well as proposed health care reform measures in the United States, can be expected to continue and may limit the prices we can obtain for our products.

Product adoption in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products. In addition, failure to gain approval or achieve widespread product adoption in key European countries for reasons within and outside our control may limit adoption in other countries.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to properly market, promote, distribute, price or sell our products to any of these large customers could significantly diminish potential product revenue in those geographies. The market for our pathogen inactivation systems in the United States is highly concentrated, dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in England, Germany and France. Decisions on product adoption in England are centralized with the National Blood Service. In Germany, decisions on product adoption and subsequent reimbursement are expected to be on a regional or even blood center-by-blood center basis, but depend on both local and centralized regulatory approval from the Paul Ehrlich Institute, or PEI. Product characteristics relating to platelet dose of INTERCEPT-treated platelets that have received marketing authorization from the PEI may be incompatible with market requirements. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers. The Japanese Red Cross controls a significant majority of blood transfusions in Japan and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen inactivation of blood over a number of years and has yet to make a formal determination to adopt the INTERCEPT Blood System or any other competitive approach. If approvals are not obtained to market our products in these countries, or if the products are not adopted in these countries, our potential product revenue will be significantly impaired.

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

We have received CE mark approval for the INTERCEPT platelet and plasma systems, which, is sufficient to allow us to sell our platelet and plasma systems in the European Union and allows us to sell the INTERCEPT platelet and plasma systems under import licenses to many countries outside of the European Union. In Germany, France, and Switzerland, additional regulatory approval of the blood products treated by our products has been required before those blood products can be transfused into a human patient. We have obtained those additional regulatory approvals from the Paul Ehrlich Institute in Germany (as to the largest branch of the German Red Cross), the Agence Française de Sécurité Sanitaire Des Produits de Santé, or Afssaps, in France, and SwissMedic in Switzerland. We have also obtained in-country regulatory approvals for the sale of INTERCEPT platelet and plasma systems in Russia. We have not received regulatory approval for commercial sale of the INTERCEPT Blood System in the United States and many other countries around the world. Our products are in various stages of development and regulatory approval, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes before the FDA and international regulatory authorities can approve them for commercial use. We must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. We will need to complete validation studies and obtain in-country regulatory approvals and gain national reimbursement in certain European countries before we can market and sell our products in those countries.

Distribution of our products in markets outside the United States also is subject to extensive government regulation. These regulations vary by country, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations. In some countries, we may be required to register as a medical device manufacturer, even though we outsource manufacturing to third parties. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation.

In May 2007, we obtained a CE mark extension in our name from European Union regulators for our platelet system, originally obtained by Baxter in 2002, and will need to obtain an extension every five years. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries to market our products. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to inconsistent event reporting. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms and had shown statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. We have had numerous interactions with the FDA subsequent to the final report submission. We understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the FDA’s questions. From recent interactions with FDA, we have determined that the most feasible pathway to gain regulatory approval of the platelet system in the U.S. would be to conduct a second randomized Phase III clinical trial using U.S. sites, for which we submitted a proposal for a clinical trial protocol to the FDA. We plan to present a proposed clinical trial protocol to the FDA’s Blood Product Advisory Committee, or BPAC, in November 2009. There is no assurance that BPAC will recommend approval of such a protocol or that we will be able to reach agreement with the FDA on the data to be collected and endpoints to be monitored, that transfusing physicians with patients in the study will adhere to post diagnostic medical procedures that may be mandated in the agreed upon study protocol, that we will be able to collect such data, or that the FDA will find such data adequate to answer questions that the FDA has concerning the safety and efficacy of the platelet system. We may conclude that the cost of gathering such data or the time required to do so is too great or that gathering such data is not logistically achievable. We understand that the FDA will likely require a larger, randomized, blinded clinical trial than we and Baxter completed in 2001 before a product license application can be finalized and the platelet system considered for approval in the United States. The dimensions of such a Phase III trial may be prohibitively large due either to prospective cost, logistics or both. We have no plans to initiate such a trial unless adequate funding from partners or government agencies is secured. The additional Phase III clinical trial will need to be completed and data submitted to the FDA before we can complete our regulatory submission. In addition, the FDA will require that certain manufacturing and distribution facilities operated by the third parties with whom we contract to produce the platelet system be compliant with Good Manufacturing Practice, or GMP, regulations and Quality System Regulations, or QSR, before the FDA would consider the applications for approval.

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

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect our approval applications to be reviewed by BPAC. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products.

If our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practice, or GMP, and Quality System Regulations, or QSR, before the FDA would consider the applications for approval. The failure to comply with these requirements on an ongoing basis could result in delaying or precluding commercialization efforts in certain geographies, including the United States, and could result in an enforcement action, which could harm our business. The current manufacturing sites we rely upon for producing the platelet and plasma system products for international distribution and sale are not FDA-qualified facilities.

We expect the FDA to require, and other regulatory authorities may also require, post-marketing testing, which can involve significant expense. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

We have conducted many toxicology studies to demonstrate the INTERCEPT platelet and plasma systems’ safety, and we have conducted and plan to conduct toxicology studies for the INTERCEPT red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate our having to redesign our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. We expect the FDA to require us to demonstrate a very low level of potential side effects in an additional randomized Phase III trials of the platelet system. Trials of this type may be too large and expensive to be practical.

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

We have limited experience operating a commercial organization. We rely on third parties to market, sell, and distribute our products and to maintain customer relationships in a certain countries.

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

We operate a small organization, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in geographies where the INTERCEPT platelet and plasma systems are approved or can be imported through the import license process. We will need to maintain and continue to increase our competence in a number of functions, including sales, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems. Many of these competencies require compliance with EU and local standards and practices, with which we have limited experience.

We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into national distribution agreements in Spain, Italy, Portugal and Chile, Russia, Poland, Greece, Kuwait, and Qatar. We rely on these distributors to market and sell the INTERCEPT Blood System, obtain any necessary in-country regulatory approvals, provide customer support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. They may fail to sell product inventory they have purchased from us to end customers. Initial purchases of UVA illuminators or disposable kits by these third parties may not lead to follow-on purchases of disposable platelet and plasma system kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. These third parties may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations

We rely on third parties for manufacturing and supplying components of our platelet and plasma systems. We are dependent on Fenwal to manufacture disposable kits for the platelet and plasma systems through the end of 2013. Over a longer period, we may need to identify, select and qualify alternate third party sources of supply for the INTERCEPT Blood System,.

In March 2007 Baxter sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal, Inc. Fenwal has agreed, through an agreement signed with us in December 2008, to manufacture disposable kits for the platelet and plasma systems for us through the end of 2013. However, Fenwal may fail to manufacture an adequate supply of disposable kits and Intersol additive solution or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. In addition, because the components of the INTERCEPT Blood System are manufactured and assembled at multiple facilities owned by both Fenwal and Baxter leading up to final assembly, Fenwal and Baxter will remain interdependent with respect to the INTERCEPT Blood System supply chain. Fenwal and Baxter may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below. We contract with independent suppliers, including NOVA Biomedical Corporation, or NOVA, for the manufacture of UVA illuminators and certain components of the INTERCEPT Blood System which are manufactured or assembled at facilities not owned by Fenwal or Baxter. Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons, causing at least temporary interruptions in supply. For our product components, including assembly, we do not qualified suppliers beyond those on whom we currently rely. If we need to or choose to identify and qualify alternate suppliers, the process will be time consuming and costly. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources and may cause our supply chain to be less efficient. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. We will likely be required to redesign the illuminator used in the platelet and plasma systems to manage the risk of obsolete components. Such redesign may be expensive and lead to regulatory delays in obtaining approvals to market the redesigned device.

Fenwal manufactures our platelet and plasma systems in facilities that are not FDA-approved. In order to be sold in the United States, our systems would be required to be manufactured in FDA-approved facilities. FDA validation of manufacturing facilities, whether owned by Fenwal or by other parties, will be costly and time-consuming.

If we determine to establish alternate manufacturers, we will also be dependent on Fenwal to transfer know-how relevant to the manufacture of the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal. We may be unable to establish alternate sources of supply to Fenwal, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review, which would delay our ability to commercialize the platelet and plasma systems. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Raw material and component suppliers may not meet quality specifications we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

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

Our system for platelets is designed to work with platelets collected using platelet storage solutions, called Intersol and SSP+, and for platelets suspended in plasma. For platelets collected by apheresis, the INTERCEPT platelet system is most compatible with Fenwal’s apheresis platelet collection system, because it facilitates the use of Intersol. For platelets prepared from whole blood, our platelet system is most compatible with the buffy coat collection method, again because this method facilitates the use of Intersol as an additive solution to the platelet concentrate. As a result, we have conducted most of our clinical studies using either Fenwal’s equipment or buffy coat platelets. Fenwal may be required to obtain separate regulatory approval for Intersol in the United States and in countries which do not recognize CE mark approval before customers would be able to use Intersol with the INTERCEPT Blood System in those countries.

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

Because the INTERCEPT Blood System products have not been manufactured on commercial large scale, we face manufacturing uncertainties that could limit their commercialization. If our third-party manufacturers fail to produce our products or components satisfactorily, at acceptable cost and in sufficient quantities, we may incur delays, shortfalls and additional expenses, which may in turn result in permanent harm to our customer relations.

The INTERCEPT Blood System products, including many of the components, have been manufactured on a commercial scale on only a limited basis. Fenwal relies on third parties, including Baxter, to manufacture and assemble some of the platelet and plasma system components, many of which are customized. Fenwal has produced some pathogen inactivation systems in modest commercial quantities, but may not be able to manufacture and assemble other systems or in larger quantities, or do so economically. Because of low sales volumes and other reasons, Fenwal’s costs to manufacture commercial components for the platelet and plasma systems have been greater than we previously anticipated and may continue to rise.

We are in the early stages of commercializing the INTERCEPT Blood System and may not accurately forecast demand for the INTERCEPT Blood System. We have contracted with third parties to supply platelet and plasma systems and components to meet forecasted demand. However, such forecasts may prove to be either higher or lower than actual commercial demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. If Fenwal or third-party manufacturers fail to produce our products or Intersol products satisfactorily, at acceptable costs and in sufficient quantities, we may incur delays, shortfalls and additional expenses, which may in turn result in permanent harm to our customer relations.

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

Our platelet and plasma system disposables have received regulatory approval for two-year shelf lives. We and our distributors may be unable to ship product to customers prior to the expiration of product shelf life, which would require that we destroy or consume the outdated inventory in product demonstration activities. Product expiration may in turn lead to elevated product demonstration costs or reduced gross margins.

We have used prototype components in our preclinical studies and clinical trials of the INTERCEPT red blood cell system and have not completed the components’ commercial design. We will be required to identify and enter into agreements with third parties to manufacture the red blood cell system and related blood component storage solutions.

Our red blood cell system that we used in our preclinical studies and clinical trials historically and those we are now using in the current Phase I red blood cell trial are prototypes of systems to be used in the final products. As a result, we expect regulatory authorities will require us to perform additional preclinical and clinical studies using the commercial versions of the systems to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial products, which may increase our expenses and delay the commercialization of our products. We have tested additional modifications of the red blood cell system to improve the lifespan of treated red blood cells. In vitro and in vivo studies of such modifications to the red blood cell system may not be indicative of red blood cell performance or lifespan in humans. Additional early-stage trials will be necessary to determine whether our modifications, including these new approaches, may lead to a product with acceptable commercial characteristics. We also are assessing whether such modifications would be acceptable clinically, economically and/or operationally to potential customers. We may determine that although the modified red blood cell system may overcome technical issues encountered in the past, it may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the INTERCEPT red blood cell system on schedule, our potential revenue would be delayed or diminished and our potential competitors may be able to bring products to market before we do.

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

Fenwal is not obligated to provide manufacturing related to the red blood cell system. We will need to identify parties to provide those manufacturing related to our red blood cell system. It may be difficult to enter into these types of agreements on reasonable terms. In particular, it will be time-consuming for other manufacturers to develop the capability to manufacture the INTERCEPT Blood System products and blood component storage solutions economically and to gain regulatory approval to do so for commercial use. We may be unable to identify and contract with manufacturers that can make our products cost-effectively, which would delay our efforts to commercialize the red blood cell system, even if we successfully complete clinical development.

BioOne may fail to take advantage of commercialization rights for our platelet and plasma systems in many Asian countries.

Baxter and we have licensed to BioOne rights to commercialize the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore. BioOne is subject to similar risks in its territories regarding commercialization of the INTERCEPT Blood System as we are. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in countries where it holds licenses to commercialize the INTERCEPT platelet and plasma systems. We understand Fenwal has assumed the rights and obligations of Baxter with regard to Baxter’s agreements with BioOne. BioOne is dependent on Fenwal and us for the manufacture and supply of the platelet and plasma systems. BioOne may be unable to qualify the platelet and plasma systems for sale in certain countries in its territory.

BioOne has made little progress to date in commercializing the platelet and plasma systems in Asian territories. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are reliant on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require our platelet and plasma systems to be widely adopted commercially in Europe or approved by the FDA before the platelet and plasma systems are considered for approval in Japan, which would delay or prevent BioOne from achieving significant product revenue. In July 2007, BioOne raised limited additional capital in order to fund curtailed operations. At these reduced operating levels, we expect that BioOne’s abilities to commercialize the platelet and plasma systems in its Asian territories will be compromised. We understand that BioOne may need to raise additional capital to continue its operations beyond the near term. There is no assurance that BioOne will be able to attract additional required capital in the future to successfully commercialize those products licensed from Fenwal and us. Even if BioOne fails to commercialize the INTERCEPT Blood System in its territories, we may be unable to assert contractual rights to regain commercialization rights on satisfactory terms, if at all.

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

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including non-lipid-enveloped pathogens, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, for which our products have not demonstrated a high level of inactivation. While our products can effectively inactivate a broad spectrum of pathogens in blood components, including more robust inactivation of many pathogens than has been shown by other companies, market acceptance of our products may be reduced if customers determine that competitor’s products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. CaridianBCT is developing a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that CaridianBCT has also commenced trials on a pathogen inactivation system for whole blood, which if successful, may offer competitive advantages over our INTERCEPT Blood System.

New methods of testing whole blood for specific pathogens have been approved by the FDA and in Europe, as have tests for bacteria in platelets. Other companies are developing rapid, point-of-care bacterial tests, synthetic blood product substitutes and products to stimulate the growth of platelets. Development and commercialization of any of these or other related technologies could limit the potential market for our products.

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

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical trials of our platelet and red blood cell systems, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We may borrow additional capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to product revenues, our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

Our ability to raise additional capital by selling common stock is limited. All of our authorized common stock have been either issued or reserved for issuance in connection with convertible preferred stock, warrants, our employee stock purchase plan, and our equity incentive plan. Accordingly, in order to have shares available for future sale, we and our shareholders will need to approve an authorization to increase the number of shares that are issuable under our certificate of incorporation. Our ability to raise additional capital may also be adversely impacted by global, regional or national economic conditions. In addition, our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern. This opinion may make it more difficult for us to raise funds when needed. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional capital we may need to curtail planned development. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world over pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system.

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

Prospective and existing customers may not adopt or may cease using the INTERCEPT Blood System due to our independent registered public accountants’ opinion which expressed doubt about our ability to continue as a going concern. Should this occur, it may in turn affect market acceptance and retention of customers. In addition, as a result of our independent registered public accountants’ opinion, we may face difficulties attracting key personnel, which may in turn affect our ability to successfully operate our business. Moreover, key vendors may restrict the amount of credit they extend to us, which in turn may result in the consumption of cash sooner than we expect.

The restructuring of our operations could result in management distractions, operational disruptions and other difficulties.

In March 2009, our Board of Directors approved a restructuring plan that included a reduction in force and the consolidation of facilities. Employees whose positions were eliminated in connection with this reduction may seek future employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, our ongoing restructuring efforts could divert the attention of our management away from our operations and harm our reputation. We cannot make assurances that we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize sustained cost savings and other anticipated benefits from our previous or future restructuring plans.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. At September 30, 2009, we had an accumulated deficit of approximately $405.2 million. Through September 30, 2009, we had only recognized modest revenue from product sales. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in early stage clinical development and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present low unit sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development, and commercialization of the INTERCEPT Blood System for the foreseeable future. We expect our losses to continue at least until the INTERCEPT Blood System achieves more significant market acceptance. To the extent that we are able to secure funding from partners or government agencies for an additional Phase III clinical trial of the platelet system in the United States, or further development of the red blood cell system, costs of such activities would extend the period during which we expect to operate at a loss.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of September 30, 2009 consisted primarily of high credit, high liquidity United States government agency securities, asset backed securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

As a result of adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio; however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. We did not recognize any other-than-temporary impairments on our investment portfolio during the three or nine months ended September 30, 2009. The recent global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

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

In November 2007, we spun-off our immunotherapy business to Anza Therapeutics, Inc. for preferred stock representing an equity interest of approximately 20% of Anza’s preferred equity. We were informed that Anza had ceased operations by March 31, 2009. In November, 2009, we and Anza’s remaining stockholders agreed that Anza would transfer all of its intellectual property to Aduro BioTech Inc, or Aduro. In exchange for the transfer, we received $0.7 million in cash, preferred stock representing 10% of Aduro’s capital and a royalty on any future sales resulting from the transferred technology. There is no assurance that the equity we have received in Aduro will have monetary value at such time we are allowed to sell it or that we will receive any royalties from Aduro.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2007 to September 30, 2009, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $0.55 to a high of $10.29. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

Provisions of our charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders.

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.2(†)	Specimen Stock Certificate.

4.3(3)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between the Registrant and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.)

4.4(4)	Amendment to Rights Agreement, dated as of October 28, 2009, between the Registrant and Wells Fargo Bank, N.A. (which includes the Form of Right Certificate as Exhibit B thereto).

4.5(5)	Form of Registered Direct Common Warrant.

10.44(6)	Employment Letter, by and between the Company and Laurence Corash, dated July 30, 2009.

10.45(7)	Form of Subscription Agreement.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President, Finance and Chief Accounting Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Vice President, Finance and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Filed as Exhibit 3.2 to the Registrant’s the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on April 30, 2007
(3)	Filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-21937), filed with the SEC on August 10, 2009, and incorporated by reference herein.
(4)	Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on October 30, 2009, and incorporated by reference herein.
(5)	Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on August 20, 2009, and incorporated by reference herein.
(6)	Filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on August 5, 2009, and incorporated by reference herein.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on August 20, 2009, and incorporated by reference herein.
(†)	Filed herewith
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 6, 2009	/S/ KEVIN D. GREEN
Kevin D. Green
Vice President, Finance and Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

Exhibit Index

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.2(†)	Specimen Stock Certificate.

4.3(3)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between the Registrant and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.)

4.4(4)	Amendment to Rights Agreement, dated as of October 28, 2009, between the Registrant and Wells Fargo Bank, N.A. (which includes the Form of Right Certificate as Exhibit B thereto).

4.5(5)	Form of Registered Direct Common Warrant.

10.44(6)	Employment Letter, by and between the Company and Laurence Corash, dated July 30, 2009.

10.45(7)	Form of Subscription Agreement.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President, Finance and Chief Accounting Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Vice President, Finance and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Filed as Exhibit 3.2 to the Registrant’s the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on April 30, 2007
(3)	Filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (No. 000-21937), filed with the SEC on August 10, 2009, and incorporated by reference herein.
(4)	Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on October 30, 2009, and incorporated by reference herein.
(5)	Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on August 20, 2009, and incorporated by reference herein.
(6)	Filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on August 5, 2009, and incorporated by reference herein.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 000-21937), filed with the SEC on August 20, 2009, and incorporated by reference herein.
(†)	Filed herewith
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.