Form 10-Q
period 2010-03-31
CERUS CORP
filed 2010-05-12
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 28, 2010, there were 38.9 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2010

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010 (Unaudited)	December 31, 2009 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,813	$17,287
Short-term investments	2,173	2,644
Accounts receivable, net of allowance of $62 and $66 at March 31, 2010 and December 31, 2009, respectively	3,639	3,625
Inventories	6,842	7,707
Prepaid and other current assets	1,049	1,096

Total current assets	30,516	32,359
Non-current assets:
Property and equipment, net	1,116	1,217
Restricted cash	326	332
Other assets	539	583

Total assets	$32,497	34,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,898	$4,423
Accrued liabilities	3,564	5,286
Accrued restructuring	24	113
Deferred revenue	375	345
Current portion of long-term debt	367	—
Current portion of capital lease obligations	9	9
Warrant liability	3,699	2,737

Total current liabilities	10,936	12,913
Non-current Liabilities
Long-term debt	4,511	—
Other non-current liabilities	62	130

Total liabilities	15,509	13,043
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	39	39
Additional paid-in capital	422,412	421,897
Accumulated other comprehensive income	105	58
Accumulated deficit	(415,064)	(410,042)

Total stockholders’ equity	$16,988	$21,448

Total liabilities and stockholders’ equity	$32,497	$34,491

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue:
Product revenue	$5,500	$3,085
Government grants and cooperative agreement	222	403

Total revenue	5,722	3,488
Cost of product revenue	3,158	2,094

Gross profit	2,564	1,394
Operating expenses:
Research and development	1,250	2,012
Selling, general and administrative	5,270	6,101
Restructuring	—	712

Total operating expenses	6,520	8,825

Loss from operations	(3,956)	(7,431)
Other income (expense), net	(1,066)	34

Net loss	$(5,022)	$(7,397)

Net loss per common share:
Net loss per share –basic	$(0.13)	$(0.23)
Net loss per share –diluted	$(0.13)	$(0.23)
Weighted average common shares outstanding used for basic and diluted net loss per share:
Basic	38,830	32,590
Diluted	38,830	32,590

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(5,022)	$(7,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	189
Stock-based compensation to employees	325	575
Unrealized (gain) loss on available for sale securities	47	(137)
Loss from revaluation of warrant liability	962	—
Changes in operating assets and liabilities:
Accounts receivable	(14)	806
Inventories	883	4
Other assets	54	74
Accounts payable and accrued expenses	(3,204)	(1,876)
Accrued restructuring	(89)	652
Deferred revenue	30	(35)

Net cash used in operating activities	(5,840)	(7,145)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(62)	(57)
Maturities of short-term investments	471	3,839

Net cash provided by investing activities	409	3,782
Financing activities:
Net proceeds from issuance of common stock, ESPP, stock options and restricted stock units	190	43
Payments on capital lease obligations	(44)	—
Proceeds from issuance of notes payable	4,811	—

Net cash provided by financing activities	4,957	43

Net decrease in cash and cash equivalents	(474)	(3,320)
Cash and cash equivalents, beginning of period	17,287	10,303

Cash and cash equivalents, end of period	$16,813	$6,983

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as Cerus or the Company) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2009, has been derived from our audited financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with the FASB ASC Topic 605-25, “Revenue Recognition - Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through March 31, 2010 were product revenue from sales of the INTERCEPT Blood System, research and development activities and agreements, United States government grants and awards, and commercialization agreements.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order and signed sales contract as evidence of written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product. Deliverables and the units of accounting vary according to the provisions of the purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At March 31, 2010 and December 31, 2009, the Company had $0.4 million and $0.3 million of short-term deferred revenue on its condensed consolidated balance sheets, respectively. Freight costs charged to customers are recorded as a component of revenue under FASB ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes, or VAT, that the Company invoices to its customers and remits to governments, are recorded on a net basis, and are excluded from product revenue.

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

In accordance with FASB ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of other income (expense), net. The Company’s available-for-sale securities consist primarily of United States government agency securities and corporate debt securities.

Unrealized gains and losses at March 31, 2010 and December 31, 2009, are reported in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three months ended March 31, 2010 and 2009, the Company did not recognize any losses associated with investments experiencing an other-than-temporary decline in fair value. The cost of securities sold is based on the specific identification method.

As of March 31, 2010, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded as restricted cash on its condensed consolidated balance sheets at March 31, 2010 and December 31, 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. All of the Company’s investments carry high credit quality ratings, in accordance with its investment policy. At March 31, 2010, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. On a regular basis, including the point of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its balance sheet and records a charge on its statement of operations. The Company had recorded allowances for potentially uncollectible accounts receivable of approximately $0.1 million at both March 31, 2010 and December 31, 2009. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations.

The Company had three and four customers each accounting for more than 10% of the Company’s outstanding trade receivables and aggregating approximately 55% and 73% of outstanding trade receivables at March 31, 2010 and December 31, 2009, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2010, and December 31, 2009, inventory consists of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company’s supply chain for certain of these components, held as work-in-process on its condensed consolidated balance sheet, can take in excess of one year for production to be complete before the work-in-process is utilized in finished disposable kits. Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Platelet and plasma system disposable kits generally have two-year lives from date of manufacture. The Company frequently reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized.

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

The Company evaluates its long-lived assets for impairment in accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2010 or 2009.

Long-Term Investment in Related Party

At March 31, 2010 and December 31, 2009, the Company held an approximate 13% interest in the voting securities of BioOne Corporation, or BioOne, and accounted for its investment in BioOne under the cost method. At December 31, 2009, the Company evaluated several criteria to determine whether facts and circumstances supported the carrying value of its investment in BioOne. These criteria included, but were not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne and available financial information. As a result of its evaluation of the criteria used to support its position in BioOne, the Company determined that there were no factors to support any carrying value of its investment in BioOne. As a result, at December 31, 2009, the Company completely impaired its investment in BioOne and as such recorded its investment at zero at March 31, 2010 and December 31, 2009.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s consolidated statements of operations as a component of interest income and other, net. The Company recorded foreign currency losses of $0.1 million and gains of $0.6 million during the three months ended March 31, 2010, and 2009, respectively.

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

The Company accounts for stock-based compensation in accordance with ASC Topic 505-50, “Equity Based Payment to Non-Employees.” Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being met.

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

Warrant Liability

In August 2009, the Company issued warrants to purchase an aggregate of 2.4 million shares of common stock of the Company in connection with a registered direct offering. The outstanding warrants are classified as a liability, and as such the fair value of the warrants is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrants are recorded in the condensed consolidated statements of operations as a component of other income (expense), net. The fair value of the warrants is estimated using the binomial-lattice option-pricing model. During the three months ended March 31, 2010, the Company recorded non-cash charges of $1.0 million associated with changes in the fair value of the warrants from December 31, 2009. The warrants will continue to be reported as a liability until such time as the instruments are exercised or are otherwise modified to remove the provisions which require this treatment, at which time the warrants are adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrants are reclassified as permanent equity, the fair value of the warrants would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

See Note 9 for further information regarding our warrant liability valuation.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) for the three months ended March 31, 2010 and 2009 consisted of unrealized gains or losses from the Company’s available-for-sales short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes in accordance with “Accounting for Income Taxes,” ASC Topic 740. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at March 31, 2010 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in is statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2005 through 2009 remain subject to examination by the taxing jurisdictions to which the Company is subject.

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

The following table sets forth the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2010	2009
Denominator:
Basic weighted average number of common shares outstanding	38,830	32,590
Effect of dilutive potential common shares resulting from convertible preferred stock, stock options, unvested restricted stock units and ESPP shares	—	—

Diluted weighted average number of common shares outstanding	38,830	32,590

The table below presents stock options, convertible preferred stock and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect (shares in thousands):

	2010	2009
Antidilutive securities—weighted average shares	6,502	6,833

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been very few warranty costs incurred through March 31, 2010. Accordingly, at March 31, 2010, the Company has not accrued for any potential future warranty costs.

Fair Value of Financial Instruments

The Company applies the provisions of ASC Topic 820-10-65-4, “Fair Value Measurements,” relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term debt approximates their carrying values. The carrying amounts and fair value of the Company’s short term investments and warrant liability are described in “Note 2. Financial Instruments” to these condensed consolidated financial statements.

New Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued updated revenue recognition guidance under ASC Topic 605 relating to revenue arrangements with multiple deliverables. Under the revised guidance, companies with revenue arrangements that have multiple deliverables must asses whether or not multiple deliverables exist under the revised guidance, how the deliverables should be separated and how the consideration should be allocated to the elements. In addition, the revised guidance requires an entity to allocate revenue in an arrangement using the best estimated selling price (BESP) of deliverables if a vendor does not have vendor specific objective evidence of selling price or third-party evidence (TPE) of selling price. Each unit must have standalone value to the customer, similar to previous guidance. The revised guidance is effective for the Company beginning January 1, 2011.

Variable Interest Entities

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards were effective for the Company beginning January 1, 2010. The adoption of the new standards did not have an impact on the Company’s condensed consolidated financial statements.

Note 2. Financial Instruments

The Company measures and records certain financial assets at fair value on a recurring basis, including its available-for-sale short-term investments. The Company’s available-for-sale short-term investments consist of fixed income corporate bonds and United States government agency securities. The Company classifies investments with original maturities of three months or less at the date of purchase as cash equivalents. Cash equivalents consist of corporate commercial paper and money market funds, for which the carrying amount is a reasonable estimate of fair value. Similarly, the Company measures and records certain financial liabilities at fair value.

At March 31, 2010, the fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$8,355	$8,355	$—	$—
Corporate bonds(2)	487	—	487	—
United States government agency securities(2)	1,686	—	1,686	—

	$10,528	$8,355	$2,173	$—

Liabilities
Warrant Liability(3)	$3,699	$—	$—	$3,699

At December 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$11,059	$11,059	$—	$—
Corporate bonds(2)	657	—	657	—
United States government agency securities(2)	1,987	—	1,987	—

	$13,703	$11,059	$2,644	$—

Liabilities
Warrant Liability(3)	$2,737	$—	$—	$2,737

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheet.

The Company classifies investments within Level 1 if quote prices are available in active markets. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: United States government agencies and corporate bonds. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company did not hold financial assets which were recorded at fair value in the Level 3 category, which defines that one or more significant inputs or significant value drivers are unobservable, as of March 31, 2010 and December 31, 2009. The Company’s warrant liability is recorded at fair value and classified in the Level 3 category. For further discussion, see Note 9.

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$8,458	$—	$8,458
Money Market funds	8,355	—	8,355

Total cash and cash equivalents	$16,813	$—	$16,813
Short-term investments
Corporate debt securities	$447	$40	$487
United States government agency securities	1,621	65	1,686

Total short-term investments	$2,068	$105	$2,173

	$18,881	$105	$18,986

	December 31, 2009
	Carrying Value	Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$6,228	$—	$6,228
Money Market funds	11,059	—	11,059

Total cash and cash equivalents	$17,287	$—	$17,287
Short-term investments
Corporate debt securities	$629	$28	$657
United States government agency securities	1,957	30	1,987

Total short-term investments	2,586	$58	2,644

	$19,873	$58	$19,931

Short-term investments and cash equivalents consisted of the following by original contractual maturity (in thousands):

	March 31, 2010	December 31, 2009
Due in one year or less	$8,355	$11,059
Due greater than one year and less than three years	2,173	2,644

Total	$10,528	$13,703

The Company did not have any sales of available-for-sale investments during the three months ended March 31, 2010 and 2009. The Company did not record any other-than temporary declines in market value during the three months ended March 31, 2010 or 2009.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Work in progress	$3,661	$3,638
Finished goods	3,181	4,069

	$6,842	$7,707

The Company’s inventory at March 31, 2010, and December 31, 2009, consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company is responsible for supplying Fenwal, Inc. with certain components for assembly into finished INTERCEPT disposable kits. The Company accounts for these components as work-in-process until such time as the components are used in the production of finished INTERCEPT disposable sets. The Company’s work-in-process components are manufactured over a protracted length of time before being incorporated into the finished disposable kits. As a result, work-in-process costs accumulate for a period of time which can exceed one year.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued compensation and related	$760	$942
Accrued inventory	1,301	2,366
Accrued contract and other accrued expenses	1,503	1,978

	$3,564	$5,286

Note 6. Restructuring

During the three months ended March 31, 2009, pursuant to the Board of Directors’ approval, the Company began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce its cost structure. Through March 31, 2010, cumulative restructuring costs incurred by the Company totaled $0.8 million. During the three months ended March 31, 2010, the Company paid costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. Effected employees receive severance consideration and continuation of benefits, as well as transition assistance. The Company expects to pay all remaining on-time termination benefits by June 30, 2010.

A summary of the Company’s restructuring costs is as follows (in thousands):

	Balance at December 31, 2009	Restructuring Charge	Cash Payments	Balance at March 31, 2010
One-time termination benefits	$113	$—	$89	$24

Note 7. Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. The Company’s facility leases qualify as operating leases under ASC Topic 840, “Accounting for Leases” and as such, are not included on its condensed consolidated balance sheets.

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

Note 8. Long-term Note Payable

Long-term note payable at March 31, 2010 consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Current Portion of note payable	$435	$89	$346
Long-term portion of note payable	4,565	100	4,465

Long-term note payable.	$5,000	$189	$4,811

On March 31, 2010, the Company entered into a growth capital facility agreement and immediately issued a senior secured long-term note payable for $5.0 million. The notes issued under the agreement are secured by all of the Company’s assets, except intellectual property and 35% of the shares of the Company’s wholly-owned subsidiary, Cerus Europe B.V. The note carries a fixed interest rate of 12.04%, with interest only payments for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with issuing the note, the Company agreed to paid an upfront facility fee of $0.1 million and incurred closing costs of $0.1 million. The combined facility fee and closing costs have been recorded as a discount to the note payable and will be amortized as a component of interest expense using the effective interest method over the term of the note (discount is based on implied interest rate of 13.84%).

In addition, the Company agreed to pay a $0.4 million closing fee upon maturity of the note. The closing fee will be accreted to interest expense using the effective interest method over the life of the note. Under the growth capital facility, subject to certain conditions including compliance with covenants, the Company may borrow an additional $5.0 million under an additional note payable between September 30 and December 31, 2010. The terms of the additional $5.0 million note would be identical to the first note issued under the growth capital facility except the Company would not incur any additional upfront facility fees.

The Company is required to maintain compliance with certain customary and routine financial covenants. Additionally, the note requires the Company to generate minimum revenues at certain pre-established levels. As of March 31, 2010 and through May 12, 2010, the Company was in compliance with financial covenants set forth in the growth capital facility.

Note 9. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. Fenwal may convert each share of Series B preferred stock into 100 shares of the Company’s common stock at any time. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents approximately 1% of the outstanding common stock of the Company at March 31, 2010. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Common Stock and Warrant Liability

In August 2009, the Company received net proceeds of approximately $12.1 million after deducting placement agent’s fees and stock issuance costs of approximately $1.1 million in a registered direct offering of 6.0 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 4/10 of a share of common stock. Each unit was sold for $2.20, resulting in the issuance of 6.0 million shares of common stock and warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share. The warrants contain certain provisions that, under certain circumstances which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The offering was made pursuant to the Company’s shelf registration statement on Form S-3. These warrants became exercisable on February 25, 2010 and are exercisable for a period of five years thereafter. The warrants are classified as a liability pursuant to “Accounting for Derivative Instruments and Hedging Activities” and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of FASB ASC. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter until the earlier of exercise or expiration. At December 31, 2009, the fair value of the warrants was determined to be approximately $2.7 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 2.69%, (ii) an expected term of 4.65 years, (iii) no dividend yield and (iv) a volatility of 82%. At March 31, 2010, the fair value of the warrants was determined to be approximately $3.7 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 2.55%, (ii) an expected term of 4.40 years, (iii) no dividend yield and (iv) a volatility of 70%. Because the fair value of the warrants had increased from the December, 31, 2009 valuation, during the three months ended March 31, 2010, the Company recorded a $1.0 million charge to its condensed consolidated statements of operations in other income (expense), net.

Note 10. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors and Scientific Advisory Boards. The Company also maintains an Employee Stock Purchase Plan which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings.

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

Total stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010, and 2009, was as follows (in thousands):

	2010	2009
Research and development	$62	$169
Selling, general and administrative	263	406

	$325	$575

Activity under the Company’s equity incentive plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2009	6,565	$7.38
Granted	89	1.80
Cancelled	(138)	23.94
Exercised	(128)	1.28

Balances at March 31, 2010	6,388	$7.07

Note 11 – Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding gains on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss:
As reported	$(5,022)	$(7,397)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	47	(137)

Comprehensive loss	$(4,975)	$(7,534)

Note 12. Development, License and Related Agreements

Agreements with Baxter and Fenwal

In connection with the transfer of commercialization rights to the Company in February 2006, Baxter agreed to supply, at the Company’s expense, certain transition services, including regulatory, technical and related administrative support through December 31, 2006. During that 2006 transition period, the Company recorded receivables of $2.8 million from Baxter and payables of $4.7 million to Baxter, associated with those transition services. The Company and Baxter disputed the amounts owed and due since 2006. As such, since 2006, the Company recorded the transition service receivables and payables on its condensed consolidated balance sheets. In December 2009, the Company and Baxter entered into a settlement agreement with both parties waiving all rights and obligations associated with the 2006 transition services. In consideration for agreeing to the settlement, the Company agreed to pay Baxter $0.5 million which was recorded as a payable on its December 31, 2009 consolidated balance sheet. The $0.5 million payable was paid by the Company during the three months ended March 31, 2010.

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

Agreements with BioOne

BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms, other corporations and individual investors. At March 31, 2010, the Company held 13% of the voting rights in BioOne. See Note 1 for additional information regarding the Company’s investment in BioOne.

Platelet Agreement

In September 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement provides for contingent milestone payments and royalties on future product sales, which generally would be shared equally by Fenwal (Baxter’s assignee) and the Company. The Company did not recognize any revenue under this agreement during the either the three months ended March 31, 2010 or 2009.

Plasma Agreement

A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in September 2005 for the commercialization of the INTECEPT Blood System for plasma in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for plasma in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement provides for contingent milestone payments and royalties on future product sales, which generally would be shared equally by Fenwal (Baxter’s assignee) and the Company. The Company did not recognize any revenue under this agreement during the three months ended March 31, 2010 or 2009.

Note 13. Segment Information and Geographic Information

At March 31, 2010, and 2009, the Company operated only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating income (loss) of the blood safety segment.

During the three months ended March 31, 2010, and 2009, the Company had the following significant customers, listed as a percentage of product revenue:

Customer	2010	2009
Movaco, S.A. (Spain and other EU countries)	23%	29%
Etablissement Francais du Sang (France)	16%	26%
Service Francophone du Sang (Belgium)	13%	6%

Each of the above customers with at least 10% of product revenue operates in a separate country outside of the United States. During the three months ended March 31, 2010 and 2009, the Company also recognized government grants and cooperative agreement revenue which represents 4% and 12% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood Systems, the successful completion of our research, development and clinical programs our ability to manage cost increases associated with pre-clinical and clinical development for the INTERCEPT Blood Systems, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood Systems, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. We discuss many of these risks and uncertainties in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. Our INTERCEPT platelet system, or the “platelet system,” and our INTERCEPT plasma system, or the “plasma system,” have received CE marks and are being marketed in Europe, Russia, the Middle East and selected countries in other regions around the world. We are pursuing regulatory approvals for the platelet and plasma systems in the United States and other countries. The INTERCEPT red blood cell system, or the “red blood cell system,” is in clinical development.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical development of our platelet and red blood cell systems, timing and magnitude of payments under awards from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales and our currently available cash balances and amounts available from our growth capital credit facility will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect and may need to raise additional capital. The capital markets and the financial services industry have continued to experience turmoil. We do not know whether capital will be available if and when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital we will need to curtail planned development and commercialization activities.

We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world over the development and commercialization of the red blood cell system, or pursuit of regulatory approval of the platelet or plasma systems in the United States.

We have borrowed and in the future may further borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. All of our authorized common stock have been either issued or reserved for issuance in connection with convertible preferred stock, warrants, our employee stock purchase plan, and our equity incentive plan. Accordingly, in order to have shares available for future sale, we have submitted to our stockholders a proposal to increase the number of shares that are issuable under our certificate of incorporation. We cannot guarantee that our stockholders will approve the increase. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

We recognize growing, but still relatively modest, product revenues from the sale of our platelet and plasma systems in Europe, Russia, the Middle East, and certain other countries around the world. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products that, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe, Russia, the Middle East, and selected countries in other regions around the world. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations. Subject to the availability of adequate funding from partners, government grants, and/or capital markets, we also anticipate continuing our expenditures in support of preclinical and clinical trials and device development of our red blood cell system and pursuit of regulatory approval in the United States for our platelet system over the next several years.

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

We have worldwide commercialization rights for the INTERCEPT blood systems, except in certain parts of Asia. BioOne is responsible for commercializing the platelet and plasma systems, including regulatory efforts, in those certain parts of Asia. At March 31, 2010, we owned approximately 13% of the equity interest in BioOne and evaluate the carrying value of our investment in BioOne using a variety of criteria. These criteria included, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne and available financial information. As a result of BioOne’s position relative to these criteria, at December 31, 2009, we had completely written-down our investment in BioOne and recorded the carrying value of our equity interest in BioOne at zero.

In November 2007, we spun-off our immunotherapy business to Anza Therapeutics, Inc., or Anza, in exchange for preferred stock representing approximately 20% of Anza’s preferred equity. We accounted for the immunotherapy business as a discontinued operation and restated our consolidated financial statements for 2007 and prior periods to reflect that accounting treatment. We were informed in February 2009 that Anza had ceased operations. In July 2009, we entered into a three-way license agreement with Anza and Aduro BioTech, or Aduro, and separate agreements with each of Anza and Aduro (collectively, the Assignment Agreements). In November 2009, Anza transferred all of its intellectual property to Aduro pursuant to the terms of the Assignment Agreements. In exchange for agreeing to the transfer and for relinquishing our shares in Anza and releasing any claims against Anza, we received $0.8 million in cash, preferred stock representing 10% of Aduro’s capital and a 1% royalty on any future sales resulting from the transferred technology. Because Aduro’s technology and efforts are in the very early stage of research and development, we have no basis to assign value to the equity we received in Aduro or to believe that such equity will have monetary value at such time we are allowed to sell it or that we will receive any royalties from Aduro.

Through March 31, 2010, in addition to the product revenues from sales of our platelet and plasma systems, we recognized revenue from grants and cooperative agreements with the Armed Forces.

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

         • Stock-based compensation – We issue stock-based awards to our employees, members of our Board of Directors, our Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards in accordance with ASC 505-50, “Compensation – Stock Compensation”. We use the Black-Scholes option pricing model to determine the grant-date fair value of a stock award. We continue to apply the provisions of “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services,” for our non-employee stock-based awards. Under the provisions, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

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

• Income Taxes – Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that have a lower than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at March 31, 2010 or 2009. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three-Month Periods Ended March 31, 2010, and 2009

Revenue

	Three months ended March 31,
(in thousands, except percentage)	2010	2009	Change
Product revenue	$5,499	$3,085	$2,414	78%
Government grant and cooperative agreements	222	403	(181)	(45)%

Total revenue	$5,721	$3,488	$2,233	64%

Product revenue increased $2.4 million to $5.5 million during the three months ended March 31, 2010, compared to $3.1 million during the comparable period in the prior year. The increase in product revenue was primarily a result of an increase in disposable kit sales to customers, and also impacted by an increase in illuminator sales during the first quarter of 2010 compared to the first quarter of 2009. Sales of disposable platelet and plasma system kits directly to existing customers continued to grow due to increased market penetration and customer adoption of the INTERCEPT Blood System in Europe and the Middle East. We expect product revenues for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements decreased $0.2 million to $0.2 million for the three months ended March 31, 2010, from $0.4 million for the comparable period in 2009. The decrease was due primarily to a decrease in activities subject to reimbursement under current awards with the United States Department of Defense, or DoD, for research activities related to our INTERCEPT Blood System programs.

Cost of Product Revenue

Our cost of product sales consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, certain order fulfillment costs and reserves for obsolete, slow-moving and scrapped inventory. Inventory is accounted for on a first-in, first-out basis.

	Three months ended March 31,		Change
(in thousands, except percentage)	2010	2009
Cost of product revenue	$3,158	$2,094	$1,064	51%

Cost of product revenue increased $1.1 million, to $3.2 million during the three months ended March 31, 2010, compared to $2.1 million during the comparable period in the prior year. The increase in cost of revenue was primarily due to a higher number of platelet kits sold, and also impacted by the increase in illuminator sales during the three months ended March 31, 2010 compared to March 31, 2009. We anticipate our cost of product revenue to increase in the future as a result of increased product sales.

Our realized gross margins on product sales were 43% during the three months ended March 31, 2010, up from 32% during the three months ended March 31, 2009. Our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments, which depending on sales volumes to those distributors receiving tiered volume discounts, may impact our gross margins.

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

	Three months ended March 31,
(in thousands, except percentage)	2010	2009	Change
Research and development expenses	$1,250	$2,012	$(762)	(38)%

Research and development expenses decreased $0.8 million to $1.3 million for the three months ended March 31, 2010, compared to $2.0 million for the comparable period in 2009. Of the total research and development costs incurred, non-cash stock-based compensation represented $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in our research and development expenses during the three months ended March 31, 2010, compared to 2009 was a result of reduced research and development activities driven primarily by the full period affect of our March 2009 restructuring plan and the associated reduction in force.

We anticipate our research and development spending will remain relatively stable over the near term. However, research and development spending may increase to the extent that we are able to find sources of funding to further our red blood cell system development efforts or pursue regulatory approval of the platelet system in the United States. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” in Part II, Item 1A below for more information regarding these risks and uncertainties.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensations, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended March 31,		Change
(in thousands, except percentage)	2010	2009
Selling, general, and administrative	$5,270	$6,101	$(831)	(14)%

Selling, general, and administrative expenses decreased $0.8 million to $5.3 million for the three months ended March 31, 2010, compared to $6.1 million for the comparable period in 2009. Of the $5.3 million and $6.1 million of selling, general and administrative expenses recognized during the three months ended March 31, 2010 and 2009, $0.3 million and $0.4 million, respectively, was due to non-cash stock-based compensation recognized during the respective periods. Overall, the decrease in selling, general and administrative from the three months ended March 31, 2009, was primarily due to decreased personnel costs resulting from the full period affect of our March 2009 restructuring plan.

We anticipate that we will be focused on maintaining our selling, and general and administrative spending around the current levels over the coming year, as part of a larger effort to focus our resources, contain operating expenses and conserve cash.

Restructuring

Restructuring costs during the three months ended March 31, 2009 include one-time termination benefits which include severance, benefits and outplacement assistance for the workforce reduction in March 2009.

	Three months ended March 31,		Change
(in thousands, except percentage)	2010	2009
Restructuring	$—	$712	$(712)	N/A

During the three months ended March 31, 2009, pursuant to the Board of Directors’ approval, we began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate our facilities, and to reduce our cost structure. Through March 31, 2010, we have incurred cumulative restructuring costs of $0.8 million. During the three months ended March 31, 2009, we incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. We also consolidated facilities and incurred certain other costs associated with the restructuring plan. We continued to implement our restructuring plan and incurred associated costs through the year ended December 31, 2009. We expect all of the costs accrued as one-time termination benefits at March 31, 2010 will be paid by June 30, 2010.

Other Income (Expense), net

Other Income (Expense), net consists of interest earned from our short-term investment portfolio, foreign exchange gain (loss), mark to market adjustments related to the calculated fair value of our outstanding warrants, and other non-operating gains and losses.

	Three months ended March 31,		Change
(in thousands, except percentage)	2010	2009
Other income (expense), net	$(1,066)	$34	$(1,100)	(3232)%

Other income (expense), net decreased $1.1 million to $(1.1) million for the three months ended March 31, 2010, compared to $34,000 during the comparable period in 2009. The decrease was primarily due to a $1.0 million non-cash charge to mark-to-market the value of outstanding warrants associated with our August 2009 registered direct offering. We estimate the value of the 2.4 million outstanding warrants using a binomial-lattice valuation model. Future changes in stock price will result in similar adjustments as needed. Interest income was $36,000 and $0.1 million for the three months ending March 31, 2010 and 2009, respectively. The decrease in interest income was primarily due to lower cash and investment balances, and lower yields on those balances maintained during the three months ended March 31, 2010, compared to the comparable period in 2009.

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

At March 31, 2009, we had cash, cash equivalents and short-term investments of $19.0 million. Net cash used in operating activities was $5.8 million for the three months ended March 31, 2010, compared to $7.1 million during the comparable period in 2009. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably decreases in our inventory balances and increases in our warrant liability, offset by declines in our other accrued expenses and accounts payable. Net cash provided by investing activities during the three months ended March 31, 2010, was $0.4 million compared to $3.8 million during the comparable period in 2009. The decrease was primarily due to fewer maturities of short-term investments. Over the past year, as our investments matured we did not reinvest the proceeds into similar investments, but generally invested the proceeds in money market funds with original maturities less than 90 days. Net cash provided by financing activities during the three months ended March 31, 2010, was $5.0 million. There were no financing cash flows during the three months ended March 31, 2009. The increase in cash provided from financing activities during the three months ended March 31, 2010 was primarily due to proceeds received from the issuance of a long-term note payable issued on March 31, 2010. Working capital increased to $19.6 million at March 31, 2010, from $19.4 million at December 31, 2009, primarily due to lower accounts payable and accrued liabilities balances, partially offset by decreases in cash, cash equivalents, short-term investments, inventory, and the increased balance on our warrant liability.

Our near-term capital requirements are dependent on various factors, including operating costs and capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting clinical trials of our red blood cell system, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world, over the pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. Due to the numerous risks and uncertainties associated with the commercialization of the platelet and plasma systems, the time and cost involved in obtaining regulatory approval and subsequent launch of our platelet and plasma systems in the United States, and the development of the red blood cell system and other development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that may ultimately be associated with our anticipated clinical trials and other research and development activities. However, we believe that cash received from product sales, our currently available cash balances, and amounts available under our growth capital credit facility will be sufficient to meet our capital requirements for the next twelve months.

We have borrowed and in the future may further borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. All of our authorized common stock have been either issued or reserved for issuance in connection with convertible preferred stock, warrants, our employee stock purchase plan, and our equity incentive plan. Accordingly, in order to have shares available for future sale, we have submitted to our stockholders a proposal to increase the number of shares that are issuable under our certificate of incorporation. We cannot guarantee that our stockholders will approve the increase. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or product, or grant licenses on terms that are not favorable to us. We do not know whether additional capital will be available if and when needed, or that, if available, we will be able to obtain additional capital on terms reasonable to us or our stockholders.

Historically, we had received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Further funding awarded under Federal grants and cooperative agreements for the INTERCEPT Blood Systems may decline when compared to historic levels. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight Federal budgets, has led to a general decline in the amount of government funding available. If we are unable to obtain Federal grant and cooperative agreement funding for the continued development of the INTERCEPT system in the United States at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

         In late October 2008 we filed a shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities. This shelf registration statement was declared effective by the SEC in December 2008. In August 2009, we completed a registered direct offering under our shelf registration, netting proceeds of approximately $12.1 million. We will not be able to utilize the remainder of the shelf registration statement until the number of authorized shares that are issuable under our certificate of incorporation is increased.

Commitments and Off-Balance Sheet Arrangements

Our commitments are as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase requirements	$2,133	$664	$1,469	$—	$—
Operating leases	3,011	861	1,391	759	—
Other commitment	178	139	39	—	—
Long-term note payable	6,692	840	4,652	1,200	—

Total contractual obligations	$12,014	$2,504	7,551	1,959	—

Our minimum purchase commitments include certain components of our INTERCEPT blood safety system that we purchase from third party manufacturers and supplied to Fenwal for use in manufacturing finished disposable kits.

Operating Leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. On December 10, 2009 we exercised a ten year extension option to extend the term of our lease relating to 2550 Stanwell Drive in Concord, California. By exercising this extension option, our lease payments will be increased. Our facility leases qualify as operating leases under FASB ASC Topic 840, “Leases” and as such, are not included on our balance sheet.

Other commitments

Our other commitments consist of financing obligations for payment of certain insurance premiums which expire in 2010. In addition, we financed certain of our leasehold improvements relating to our Amersfoort office. Under the terms of the financing arrangement, we are obligated to pay for these leasehold improvements on a monthly basis through the remaining lease term.

Long-term note payable

On March 31, 2010, we entered into a growth capital facility agreement and immediately issued a senior secured long-term note payable for $5.0 million. The notes issued under the agreement are secured by all of our assets, except intellectual property. The note carries a fixed interest rate of 12.04%, with interest only payments for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with issuing the note, we paid an upfront facility fee of $0.1 million and incurred closing costs of $0.1 million. The combined facility fee and closing costs have been recorded as a discount to the note payable and will be amortized as a component of interest expense using the effective interest method over the term of the note (discount is based on implied interest rate of 13.84%).

In addition, we agreed to pay a $0.4 million closing fee upon maturity of the note. The closing fee will be accreted to interest expense using the effective interest method over the life of the note. Under the growth capital facility, subject to certain conditions including compliance with covenants, we may borrow an additional $5.0 million under an additional note payable between September 30 and December 31, 2010. The terms of the additional $5.0 million note would be identical to the first note issued under the growth capital facility except that we would not incur any additional upfront facility fees.

We are required to maintain compliance with certain customary and routine financial covenants. Additionally, the note requires us to generate minimum revenues at certain pre-established levels. As of May 12, 2010, we were in compliance with financial covenants set forth in the growth capital facility.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains at March 31, 2010 and 2009 totaled $0.1 million and $0.1 million, respectively.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity United States government agency securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the United States mortgage industry and financial institutions. We did not recognize any other than temporary impairments during the three months ended March 31, 2010 or 2009. The continued global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no contractual arrangements that create potential material risk for us and are not recognized in our condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief accounting officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may encounter governmental and transfusion medicine community resistance to commercial adoption for any or all of our products. To gain market acceptance of our products, we must address issues and concerns from broad constituencies involved in the healthcare system, including blood banks, our direct customers, patients, transfusing physicians, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to adequately demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical.

For logistical and financial reasons, the transfusion medicine industry has not always integrated new technologies into its processes, even those with the potential to improve the safety of the blood supply, such as the INTERCEPT Blood System. Our products may require significant changes to our potential customers’ blood component collection methods, and potential customers may not believe that the benefits of using the INTERCEPT Blood System justify its cost. There is some loss of platelets as a result of our pathogen inactivation process. If the loss of platelets leads to increased costs, or our process requires changes in blood center or clinical regimens, customers may not adopt our platelet system. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. While studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, customers may choose not to adopt our platelet system due to concerns relating to corrected count increment or efficacy. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products. For instance, we have been informed by the largest group of blood centers in Germany that it will need to complete a clinical trial before purchasing our products on a routine basis. We cannot predict the final trial design, number of transfusions, enrollment duration, estimated time it will take to complete such a trial, or trial outcome.

Our products do not inactivate all known pathogens, and the inability of our systems to inactivate certain pathogens may limit their acceptance. For example, due to the biology of certain non-lipid enveloped viruses, including the hepatitis A virus, our products have not been demonstrated to inactivate these viruses. In addition, for human parvovirus B-19, which is also a non-lipid-enveloped virus, our testing has not demonstrated a high level of inactivation. Although we have shown high levels of inactivation of a broad spectrum of lipid-enveloped viruses, some customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited inactivation, of certain non-lipid-enveloped viruses. In addition, since prions do not contain nucleic acid, our products do not inactivate prions. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market acceptance of our products.

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

         Market acceptance of our products may also be affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we will have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept, or may not have the budget to purchase, INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for pathogens prior to transfusion, even after implementing our products some blood centers may not be able to afford to purchase our products. Furthermore, it is difficult to predict the reimbursement status of newly approved, novel medical device products. In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies. The widespread adoption of managed care in the United States has also placed downward pressure on the pricing of medical products. These pressures, as well as health care reform measures enacted in the United States, may limit the prices we can obtain for our products.

Product adoption in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products. In addition, failure to gain approval or achieve widespread product adoption in key European countries may limit adoption in other countries.

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

Our products and blood products treated with the INTERCEPT Blood System are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue. Our platelet and plasma systems are not approved in the United States. Our red blood cell system requires extensive additional testing and development.

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

We have received CE mark approval for the INTERCEPT platelet and plasma systems, which is sufficient to allow us to sell our platelet and plasma systems in the European Union and allows us to sell the INTERCEPT platelet and plasma systems under import licenses to many countries outside of the European Union. In some countries including Germany, France, Switzerland, and Austria, additional regulatory approval of the blood products treated by our products is required before those blood products can be transfused into a human patient. INTERCEPT-treated blood products have received those additional regulatory approvals from the Paul Ehrlich Institute in Germany (as to the largest branch of the German Red Cross), the Agence Française de Sécurité Sanitaire Des Produits de Santé, or Afssaps, in France, and SwissMedic in Switzerland. We have also obtained in-country regulatory approvals for the sale of INTERCEPT platelet and plasma systems in Russia. We have not received regulatory approval for commercial sale of the INTERCEPT Blood System in the United States and many other countries around the world. Our products are in various stages of development and regulatory approval, and we face the risks of failure inherent in developing medical devices and biotechnology products based on new technologies. Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes before the FDA and international regulatory authorities can approve them for commercial use. We must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale.

Clinical trials in particular are expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin and conduct planned clinical trials on schedule, if at all. Clinical trial design, including enrollment criteria, endpoints, and anticipated label claims are subject to change, even if original objectives are being met. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study. We do not know whether any clinical trials will result in marketable products.

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

A Phase III clinical trial of our red blood cell system was terminated due to the detection of antibody reactivity to red blood cells treated with the INTERCEPT red blood cell system in one patient in the chronic arm of the trials. We have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results from these additional research activities as well as additional in vitro and in vivo studies and after consulting with regulatory authorities, we initiated a new Phase I clinical trial in the fourth quarter of 2008 to test modifications to the red blood cell system. That new Phase I clinical trial was completed in early 2010, successfully meeting its primary endpoint of red cell recovery measured twenty-four hours after transfusion. In addition to red cell recovery, we also measured red cell lifespan, measured as the half-life of red cells circulating in transfusion recipients. INTERCEPT-treated red blood cells fell within the established normal reference range for red blood cells. Non-treated red cells were above the established normal reference range. Differences in the lifespan between INTERCEPT-treated red blood cells and non-treated red blood cells may inhibit our ability to obtain the necessary regulatory approvals or may impair market acceptance if the red blood cell system is successfully developed. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. While those clinical trials are being conducted and further clinical work is planned, we will need to develop a commercially feasible red blood cell system. In the aggregate, these activities will require significant funding beyond our current resources. We will not commence the next phase of clinical trial activities until we have secured adequate funds. We expect that we can continue some level of program advancement with minimal spending, by leveraging grant funding from the Department of Defense and existing and potential partners. A delay in completing such development activities could result in a delay in the timely progression to later stage trials. If we are unsuccessful in advancing a red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date.

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

At any time, the FDA and other regulatory authorities may require further studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate our having to redesign our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be less compelling in light of improved safety in the blood supply. The FDA will require us to demonstrate a very low level of potential side effects from the use of our products.

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

We have limited experience operating a commercial organization. We rely on third parties to manufacture, market, sell, and distribute our products and to maintain customer relationships in a certain countries.

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

We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into geographical distribution agreements for distribution in Spain, Italy, Portugal, Chile, the Czech Republic, Slovakia, Russia and CIS, Poland, Greece, Kuwait, Qatar, Saudi Arabia, and the United Arab Emirates. We rely on these distributors to market and sell the INTERCEPT Blood System, obtain any necessary in-country regulatory approvals, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. They may fail to sell product inventory they have purchased from us to end customers. Initial purchases of UVA illuminators or disposable kits by these third parties may not lead to follow-on purchases of disposable platelet and plasma system kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. These third parties may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations.

Our product design and manufacturing supply chain is highly technical and exposes us to significant risks.

In March 2007, Baxter sold its Transfusion Therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to a new company, Fenwal, Inc. Fenwal has agreed, through an agreement signed with us in December 2008, to manufacture disposable kits for the platelet and plasma systems through the end of 2013. However, Fenwal may fail to manufacture an adequate supply of disposable kits or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Fenwal may fail to coordinate or meet interdependent supply chain obligations, leading to a failure to manufacture an adequate supply of components or devices of the INTERCEPT Blood System, which would also subject us to the risks described below. We contract with independent suppliers, including NOVA Biomedical Corporation, or NOVA, for the manufacture of UVA illuminators and certain components of the INTERCEPT Blood System which are manufactured or assembled at facilities not owned by Fenwal or Baxter. NOVA has not manufactured UVA illuminators for a number of years. Should NOVA have difficulties manufacturing UVA illuminators, we may not be able to supply customer demand or provide replacement UVA illuminators to existing customers. Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons, causing at least temporary interruptions in supply. For our product components, including assembly, we do not have qualified suppliers beyond those on whom we currently rely, and we understand that Fenwal relies substantially on sole suppliers of certain materials for our products. If we need to or choose to identify and qualify alternate suppliers, the process will be time consuming and costly. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources and may cause our supply chain to be less efficient.

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

If we determine to establish alternate manufacturers, we will also be dependent on Fenwal to transfer know-how relevant to the manufacture of the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal. We may be unable to establish alternate sources of supply to Fenwal, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Raw material and component suppliers may not meet quality specifications we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

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

We are in the early stages of commercializing the INTERCEPT Blood System and may not accurately forecast demand for the INTERCEPT Blood System. In addition, we generally require our distributors to provide us with sales forecasts and binding purchase orders and as such, we may make inventory purchase decisions based on these forecasts. We have contracted with third parties to supply platelet and plasma systems and components to meet forecasted demand. However, such forecasts may prove to be either higher or lower than actual commercial demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If Fenwal or third-party manufacturers fail to produce components or our finished products satisfactorily, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Our platelet and plasma system disposables have received regulatory approval for two-year shelf lives. We and our distributors may be unable to ship product to customers prior to the expiration of product shelf life, which would require that we destroy or consume the outdated inventory in product demonstration activities. Product expiration may in turn lead to elevated destruction costs or reduced gross margins.

The platelet and plasma systems are not compatible with some commercial collection methods and practices.

The equipment and materials used to collect platelets and plasma vary by manufacturer and by geographic region. Blood component collection and preparation practices also differ from country to country and blood center to blood center. Platelets and plasma may be collected from a single donor by apheresis, using an automated collection machine, or prepared from whole blood collections. Our system for platelets is designed for both apheresis platelets and pooled whole blood-derived platelets.

We estimate that most of platelet components used in the United States are collected by apheresis, and a portion of those components are collected in volumes outside the range of our current products. Accordingly, in addition to the clinical study for our platelet system currently under discussion with the FDA, we would need to develop and test additional configurations of the platelet system in order to address the entire apheresis market in the United States. Further, in order to address the market for whole blood-derived platelets, we would need to perform additional product development and testing, including additional clinical trials. Other countries, notably Japan, have collection and preparation practices that may require development and testing of additional product configurations. These development activities would increase our costs significantly, and may not be successful.

Our platelet system is suitable for platelets collected and stored in Intersol and SSP+ storage solutions and for platelets suspended in plasma. If we need to qualify our product with new storage solutions, additional development and testing will be required.

Our system for plasma is designed for single donor apheresis collections or for pooling of multiple units prepared from whole blood collections. Some blood centers, notably those in Belgium, do not currently permit pooling of whole blood-derived plasma components, which prevents use of our plasma system by those centers.

Certain manufacturers supplying blood component collection platforms to the market may resist our efforts to make the INTERCEPT Blood System compatible with their platforms. Attaining compatibility with collection platforms manufactured by others may require adaptations to either the INTERCEPT Blood System or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly, and may not be successful. Market acceptance of the INTERCEPT Blood System may be delayed until the system receives regulatory approval for use on such other equipment, if required.

We have used prototypes of the INTERCEPT red blood cell system in our preclinical studies and clinical trials and have not completed the commercial system design. We will be required to identify and enter into agreements with third parties to develop and manufacture the commercial red blood cell system.

The red blood cell system that we used in our preclinical studies and recently completed Phase I red blood cell trial is a prototype of systems to be used in the final products. As a result, we expect regulatory authorities will require us to perform additional preclinical and clinical studies using the commercial versions of the systems to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial products, which may increase our expenses and delay the commercialization of our products. We may determine that although the modified red blood cell system may overcome technical issues encountered in the past, it may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the INTERCEPT red blood cell system on schedule, our potential revenue would be delayed or diminished and our potential competitors may be able to bring products to market before we do.

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

Fenwal and we have licensed to BioOne rights to commercialize the platelet and plasma systems in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore. BioOne is subject to similar risks in its territories regarding commercialization of the INTERCEPT Blood System as we are. BioOne is solely responsible for obtaining regulatory approvals, marketing and selling the platelet and plasma systems in countries where it holds licenses to commercialize the INTERCEPT platelet and plasma systems. BioOne is dependent on Fenwal and us for the manufacture and supply of the platelet and plasma systems. BioOne may be unable to qualify the platelet and plasma systems for sale in certain countries in its territory.

BioOne has made little progress to date in commercializing the platelet and plasma systems in Asian territories. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are reliant on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require our platelet and plasma systems to be widely adopted commercially in Europe or approved by the FDA before the platelet and plasma systems are considered for approval in Japan, which would delay or prevent BioOne from achieving significant product revenue. BioOne has been operating with limited capital and resources and at very diminished capacity. At these reduced operating levels, we expect that BioOne’s ability to commercialize the platelet and plasma systems in its Asian territories is significantly compromised. We understand that BioOne will need to raise additional capital to continue its operations beyond the near term. BioOne may be unable to successfully commercialize those products licensed from Fenwal and us. Even if BioOne fails to commercialize the INTERCEPT Blood System in its territories, we may be unable to assert contractual rights to regain commercialization rights on satisfactory terms, if at all.

If our competitors develop and market products that are more effective, convenient, or economical than our products and product candidates, our commercial opportunity will be reduced or eliminated.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical development of our platelet and red blood cell systems, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances and funds under our growth capital credit facility will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may further borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to product revenues, our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

Our ability to raise additional capital by selling common stock is limited. All of our authorized common stock have been either issued or reserved for issuance in connection with convertible preferred stock, warrants, our employee stock purchase plan, and our equity incentive plan. Accordingly, in order to have shares available for future sale, we have submitted our stockholders a proposal to increase the number of shares that are issuable under our certificate of incorporation. We cannot guarantee that our stockholders will approve the increase. Our ability to raise additional capital may also be adversely impacted by global, regional or national economic conditions. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional capital we may need to curtail planned development. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, Russia, the Middle East and in selected countries in other regions around the world over development and commercialization of the red blood cell system and pursuit of regulatory approval of the platelet or plasma system in the United States.

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

We have issued long-term notes payable containing certain covenants that we may be unable to comply with. Our operations may not provide sufficient cash to meet the repayment obligations of the note

On March 31, 2010, we entered into a growth capital credit agreement (the “Growth Agreement”) for $10.0 million and immediately issued a note payable for $5.0 million. The agreement and note are secured by all of our assets, except for intellectual property. The agreement and note require that we comply with certain customary and routine covenants, including the requirement to meet minimum revenue levels at certain pre-established levels. If we are unable to comply with these minimum revenue levels, the lender may call the note which would require us to repay the principal of the note sooner than we have anticipated. In the event that the note was called, we may be unable to pay back the principal, which would allow the lender to liquidate collateralized assets.

In addition, our operations may not reach the levels needed to meet the scheduled repayment obligations of the note. If we are unable to meet the scheduled repayment obligations of the note using our available cash, we may be forced to liquidate other assets, refinance the notes or issue equity securities to raise the necessary cash to meet our obligations. There is no assurance that we would be able to sufficiently or timely liquidate assets to meet the note’s repayment obligations or that we would be able to refinance the notes or issue equity.

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

As a result of adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio; however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. We did not recognize any other-than-temporary impairments on our investment portfolio during the three months ended March 31, 2010. The recent global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

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

In November 2007, we spun-off our immunotherapy business to Anza Therapeutics, Inc. for preferred stock representing an equity interest of approximately 20% of Anza’s preferred equity. We were informed that Anza had ceased operations by March 31, 2009. In July 2009, we and Anza’s remaining stockholders agreed that we would relinquish our ownership in Anza and that Anza would transfer all of its intellectual property to Aduro BioTech Inc, or Aduro. In November 2009, in exchange for the transfer, we received $0.8 million in cash, preferred shares representing 10% of Aduro’s capital and a royalty on any future sales resulting from the transferred technology. There is no assurance that the equity we have received in Aduro will have monetary value at or that we will receive any royalties from Aduro.

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

Our product sales are generally invoiced to customers in Euros. In addition, we purchase finished disposable kits for our platelet and plasma systems and incur operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially affect our results of operations. For example, continued weakening of the Euro relative to the U.S. dollar would impact the amount of product revenue and portions of our cost of goods sold and operating expenses that we report. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2007 to March 31, 2010, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $0.55 to a high of $10.29. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of Registered Direct Common Warrant.

10.43(7)(9)	Employment Letter, by and between Cerus Corporation and Laurence M. Corash, M.D. dated March 2, 2010.

10.44(7)(9)	Bonus Plan for Senior Management of Cerus Corporation, as amended on March 3, 2010.

10.45(8)(†)	Loan and Security Agreement, by and between Cerus Corporation and Oxford Finance Corporation, dated March 31, 2010.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on April 30, 2007
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to Cerus’ Quarterly Report on form 10-Q, for the quarter ended June 30, 2009.
(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(8)	Filed herewith.
(9)	Management contract or compensatory arrangement.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 12, 2010	/s/ Kevin D. Green
Kevin D. Green
Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

Exhibit Index

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of Registered Direct Common Warrant.

10.43(7)(9)	Employment Letter, by and between Cerus Corporation and Laurence M. Corash, M.D. dated March 2, 2010.

10.44(7)(9)	Bonus Plan for Senior Management of Cerus Corporation, as amended on March 3, 2010.

10.45(8)(†)	Loan and Security Agreement, by and between Cerus Corporation and Oxford Finance Corporation, dated March 31, 2010.

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on April 30, 2007
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to Cerus’ Quarterly Report on form 10-Q, for the quarter ended June 30, 2009.
(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(8)	Filed herewith.
(9)	Management contract or compensatory arrangement.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.