Form 10-Q
period 2010-06-30
CERUS CORP
filed 2010-08-16
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File Number 0-21937

CERUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 Stanwell Drive

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

As of July 13, 2010, there were 38.9 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010 (Unaudited)	December 31, 2009 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,139	$17,287
Short-term investments	1,725	2,644
Accounts receivable, net of allowance of $7 and $66 at June 30, 2010 and December 31, 2009, respectively	3,467	3,625
Inventories	6,267	7,707
Prepaid expenses and other current assets	1,303	1,096

Total current assets	26,901	32,359
Non-current assets:
Property and equipment, net	1,691	1,217
Restricted cash	339	332
Other assets	961	583

Total assets	$29,892	$34,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,513	$4,423
Accrued liabilities	4,147	5,286
Accrued restructuring	—	113
Deferred revenue	212	345
Current portion of long-term debt	797	—
Current portion of capital lease obligations	9	9
Warrant liability	4,352	2,737

Total current liabilities	13,030	12,913
Non-current liabilities
Long-term debt	4,036	—
Long-term portion of capital lease obligations	11	15
Other non-current liabilities	737	115

Total liabilities	17,814	13,043
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	39	39
Additional paid-in capital	422,890	421,897
Accumulated other comprehensive income	144	58
Accumulated deficit	(420,491)	(410,042)

Total stockholders’ equity	$12,078	$21,448

Total liabilities and stockholders’ equity	$29,892	$34,491

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product revenue	$5,690	$3,871	$11,190	$6,956
Government grants and cooperative agreement	245	335	467	738

Total revenue	5,935	4,206	11,657	7,694
Cost of product revenue	2,934	2,520	6,092	4,614

Gross profit	3,001	1,686	5,565	3,080
Operating expenses:
Research and development	1,244	1,625	2,494	3,637
Selling, general and administrative	5,304	5,409	10,575	11,510
Restructuring	—	129	—	841

Total operating expenses	6,548	7,163	13,069	15,988

Loss from operations	(3,547)	(5,477)	(7,504)	(12,908)
Non-operating income (expense):
Warrant liability revaluation	(653)	—	(1,615)	—
Foreign exchange gain (loss)	(975)	(730)	(1,073)	(839)
Other income (expense), net	(252)	(5)	(257)	138

Total non-operating income (expense)	(1,880)	(735)	(2,945)	(701)

Net loss	$(5,427)	$(6,212)	$(10,449)	$(13,609)

Per share information:
Net loss per share – basic and diluted	$(0.14)	$(0.19)	$(0.27)	$(0.42)
Weighted average common shares outstanding basic and diluted	38,940	32,650	38,880	32,620

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(10,449)	$(13,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	370
Stock-based compensation	798	1,046
Revaluation of warrant liability	1,615	—
Other-than-temporary loss on marketable securities	35	—
Non-cash interest expense	51	—
Loss on sale of fixed assets	39	109
Changes in operating assets and liabilities:
Accounts receivable	158	1,019
Inventories	1,440	1,354
Other assets	(208)	96
Accounts payable and accrued expenses	(1,447)	(668)
Accrued restructuring	(113)	361
Deferred revenue	(133)	214

Net cash used in operating activities	(7,845)	(9,708)
Investing activities:
Purchases of furniture, equipment and leasehold improvements	(797)	(100)
Purchases and refunds of long-term investments and other assets	(469)	214
Maturities of marketable securities	970	7,038

Net cash (used in) provided by investing activities	(296)	7,152
Financing activities:
Net proceeds from issuance of common stock, and exercise of stock options	196	43
Payments on capital lease obligations and notes	(55)	—
Proceeds from note payable, net of discount	4,852	—

Net cash provided by financing activities	4,993	43

Net decrease in cash and cash equivalents	(3,148)	(2,513)
Cash and cash equivalents, beginning of period	17,287	10,303

Cash and cash equivalents, end of period	$14,139	$7,790

Supplemental disclosures:
Cash paid for interest	$154	$1

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as Cerus or the Company) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation have been made, including normal recurring adjustments and reclassifications. Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any future period.

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

Revenue

The Company recognizes revenue in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition - Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through June 30, 2010 were product revenue from sales of the INTERCEPT Blood System, research and development activities and agreements, United States government grants and awards, and commercialization agreements.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order and signed sales contract as evidence of written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of the purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Consideration received is allocated to elements that are identified as discrete units of accounting based on the relative fair value method. At June 30, 2010 and December 31, 2009, the Company had $0.2 million and $0.3 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets. Freight costs charged to customers are recorded as a component of revenue under FASB ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes, or VAT, that the Company invoices to its customers and remits to governments, are recorded on a net basis, and are excluded from product revenue.

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

Unrealized gains and losses at June 30, 2010 and December 31, 2009, are reported in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three and six months ended June 30, 2010, the Company recorded other-than-temporary impairment losses of $0.04 million. During three and six months ended June 30, 2009, the Company did not recognize any losses associated with investments experiencing an other-than-temporary decline in fair value. See Note 2 regarding the inputs used to determine the fair value of the Company’s investments. The cost of securities sold is based on the specific identification method.

As of June 30, 2010, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded as restricted cash on its condensed consolidated balance sheets at June 30, 2010 and December 31, 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. Generally, all of the Company’s remaining investments carry high credit quality ratings, in accordance with its investment policy. At June 30, 2010, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its balance sheet and records a charge on its statement of operations. The Company had recorded allowances for potentially uncollectible accounts receivable of approximately $0.01 million and $0.1 million at June 30, 2010 and December 31, 2009, respectively. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations.

        The Company had four customers each accounting for more than 10% of the Company’s outstanding trade receivables and aggregating approximately 63% and 73% of outstanding trade receivables at June 30, 2010 and December 31, 2009, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2010 and December 31, 2009, inventory consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company’s supply chain for certain of these components, held as work-in-process on its condensed consolidated balance sheet, can take in excess of one year for production to be complete before the work-in-process is utilized in finished disposable kits. Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Platelet and plasma system disposable kits generally have two-year lives from date of manufacture. The Company frequently reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At June 30, 2010 and December 31, 2009, the Company had $0.2 million and $0.3 million, respectively, reserved for potential obsolete or expiring product.

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

The Company evaluates its long-lived assets for impairment in accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2010 or 2009.

Long-Term Investment in Related Party

At June 30, 2010 and December 31, 2009, the Company held an approximate 13% interest in the voting securities of BioOne Corporation, or BioOne, and accounted for its investment in BioOne under the cost method. At December 31, 2009, the Company evaluated several criteria to determine whether facts and circumstances supported the carrying value of its investment in BioOne. These criteria included, but were not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne and available financial information. As a result of its evaluation of the criteria used to support its position in BioOne, the Company determined that there were no factors to support any carrying value of its investment in BioOne. As a result, at December 31, 2009, the Company completely impaired its investment in BioOne and as such recorded its investment at zero at June 30, 2010 and December 31, 2009.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s consolidated statements of operations. The Company recorded foreign currency losses of $1.0 million and $0.7 million during the three months ended June 30, 2010, and 2009, respectively. The Company recorded foreign currency losses of $1.1 million and $0.8 million during the six months ended June 30, 2010, and 2009, respectively.

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being met.

For its non-employee stock-based awards the Company accounts for these in accordance with ASC Topic 505-50, “Equity Based Payment to Non-Employees” and considers the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counter party to earn the equity instrument is reached or 2) the date at which the counter party’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in its consolidated statements of operations.

See Note 10 for further information regarding our stock-based compensation assumptions and expenses.

Warrant Liability

In August 2009, the Company issued warrants to purchase an aggregate of 2.4 million shares of common stock of the Company in connection with a registered direct offering. The outstanding warrants are classified as a liability, and as such, the fair value of the warrants is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The changes in fair value of the warrants are recorded in the condensed consolidated statements of operations. The fair value of the warrants is estimated using the binomial-lattice option-pricing model. During the three and six months ended June 30, 2010, the Company recorded non-cash charges of $0.7 million and $1.6 million, respectively, associated with changes in the fair value of the warrants from December 31, 2009. The warrants will continue to be reported as a liability until such time as the instruments are exercised or are otherwise modified to remove the provisions which require this treatment, at which time the warrants are adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrants are reclassified as permanent equity, the fair value of the warrants would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

See Note 9 for further information regarding our warrant liability valuation.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 consisted of unrealized gains or losses from the Company’s available-for-sales short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes in accordance with “Accounting for Income Taxes,” ASC Topic 740. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at June 30, 2010 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2005 through 2009 remain subject to examination by the taxing jurisdictions to which the Company is subject.

Net Loss Per Share—Basic and Diluted

Basic and diluted loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The following table sets forth the reconciliation of the denominator used in the computation of basic and diluted net loss per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(5,427)	$(6,212)	$(10,449)	$(13,609)
Denominator:
Basic and diluted weighted average number of common shares outstanding	38,940	32,650	38,880	32,620

Net loss per common share – basic and diluted	$(0.14)	$(0.19)	$(0.27)	$(0.42)

The table below presents stock options, convertible preferred stock and restricted stock units that are excluded from the diluted net loss per common share due to their anti-dilutive effect (shares in thousands):

	2010	2009
Antidilutive securities—weighted average shares	6,358	6,894

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become probable and estimable. There have been very few warranty costs incurred through June 30, 2010. Accordingly, at June 30, 2010, the Company has not accrued for any potential future warranty costs.

Fair Value of Financial Instruments

The Company applies the provisions of ASC Topic 820-10-65-4, “Fair Value Measurements,” relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term debt approximates their carrying amounts. The carrying amounts and fair value of the Company’s short term investments and warrant liability are described in “Note 2. Financial Instruments” to these condensed consolidated financial statements.

New Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued updated revenue recognition guidance under ASC Topic 605 relating to revenue arrangements with multiple deliverables. Under the revised guidance, companies with revenue arrangements that have multiple deliverables must assess whether or not multiple deliverables exist under the revised guidance, how the deliverables should be separated and how the consideration should be allocated to the elements. In addition, the revised guidance requires an entity to allocate revenue in an arrangement using the best estimated selling price (BESP) of deliverables if a vendor does not have vendor specific objective evidence of selling price or third-party evidence (TPE) of selling price. Each unit must have standalone value to the customer, similar to previous guidance. The revised guidance is effective for the Company beginning January 1, 2011.

Variable Interest Entities

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards were effective for the Company beginning January 1, 2010. The adoption of the new standards did not have an impact on the Company’s condensed consolidated financial statements.

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

At June 30, 2010, the fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$8,832	$8,832	$—	$—
Corporate bonds(2)	312	—	312	—
United States government agency securities(2)	1,413	—	1,413	—

	$10,557	$8,832	$1,725	$—

Liabilities
Warrant Liability(3)	$4,352	$—	$—	$4,352

At December 31, 2009, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$11,059	$11,059	$—	$—
Corporate bonds(2)	657	—	657	—
United States government agency securities(2)	1,987	—	1,987	—

	$13,703	$11,059	$2,644	$—

Liabilities
Warrant Liability(3)	$2,737	$—	$—	$2,737

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheet.

The Company classifies investments within Level 1 if quote prices are available in active markets. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: United States government agencies and corporate bonds. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company did not hold financial assets which were recorded at fair value in the Level 3 category, which defines that one or more significant inputs or significant value drivers are unobservable, as of June 30, 2010 and December 31, 2009. The Company’s warrant liability is recorded at fair value and classified in the Level 3 category. For further discussion, see Note 9.

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2010
	Carrying Value	Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$5,307	$—	$5,307
Money Market funds	8,832	—	8,832

Total cash and cash equivalents	$14,139	$—	$14,139

Short-term investments
Corporate debt securities	$258	$54	$312
United States government agency securities	1,323	90	1,413

Total short-term investments	$1,581	$144	$1,725

	$15,720	$144	$15,864

	December 31, 2009
	Carrying Value	Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$6,228	$—	$6,228
Money Market funds	11,059	—	11,059

Total cash and cash equivalents	$17,287	$—	$17,287

Short-term investments
Corporate debt securities	$629	$28	$657
United States government agency securities	1,957	30	1,987

Total short-term investments	$2,586	$58	$2,644

	$19,873	$58	$19,931

	June 30, 2010	December 31, 2009
Due in one year or less	$8,832	$11,059
Due greater than one year and less than three years	1,725	2,644

Total	$10,557	$13,703

Realized gains and losses from the sale of available-for-sale investments and from other-than-temporary declines in market value are recorded in Interest income (expense) and other, net. The Company did not have any sales of available-for-sale investments during the six months ended June 30, 2010 and 2009. During the six months ended June 30, 2010, the Company recorded other-than temporary impairment losses of $0.04 million. During the six months ended June 30, 2009, the Company did not recognize any losses associated with investments experiencing an other-than-temporary decline in fair market value.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Work in progress	$3,375	$3,638
Finished goods	2,892	4,069

	$6,267	$7,707

The Company’s inventories at June 30, 2010 and December 31, 2009 consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company is responsible for supplying its manufacturer, Fenwal, Inc., with certain components for assembly into finished INTERCEPT disposable kits. The Company accounts for these components as work-in-process until such time as the components are used in the production of finished INTERCEPT disposable kits. The Company’s work-in-process components are manufactured over a protracted length of time before being incorporated into the finished disposable kits. As a result, work-in-process costs accumulate for a period of time which can exceed one year.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued compensation and related	$1,178	$942
Accrued inventory	976	2,366
Accrued contract and other accrued expenses	1,993	1,978

	$4,147	$5,286

Note 6. Restructuring

In March 2009, pursuant to the Board of Directors’ approval, the Company began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce its cost structure. Effected employees received severance consideration and continuation of benefits, as well as transition assistance. All one-time termination benefits have been paid as of June 30, 2010. No additional costs are expected to be incurred by the Company under this restructuring plan.

A summary of the Company’s restructuring costs is as follows (in thousands):

	Balance at December 31, 2009	Restructuring Charge	Cash Payments	Balance at June 30, 2010
One-time termination benefits	$113	$—	$113	$—

Note 7. Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. The Company’s facility leases qualify as operating leases under FASB ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

In addition to the operating leases themselves, certain of the Company’s leases provided for lease incentives and landlord-financed leasehold improvements. At June 30, 2010, the Company had financed $0.3 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to pay interest and reimburse its landlords over the remaining life of the respective leases.

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

Note 8. Long-term Note Payable

Long-term note payable at June 30, 2010 consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Current portion of note payable	$884	$87	$797
Long –term portion of note payable	4,116	80	4,036

Long-term note payable.	$5,000	$167	$4,833

On March 31, 2010, the Company entered into a growth capital facility agreement and immediately issued a senior secured long-term note payable for $5.0 million. The note issued under the agreement is secured by all of the Company’s assets, except intellectual property. The note carries a fixed interest rate of 12.04%, with interest only payments for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with issuing the note, the Company paid an upfront facility fee of $0.1 million and incurred closing costs of $0.1 million. The combined facility fee and closing costs have been recorded as a discount to the note payable and will be amortized as a component of interest expense using the effective interest method over the term of the note (discount is based on implied interest rate of 13.84%). In addition, the Company agreed to pay a $0.4 million closing fee upon maturity of the note. The closing fee will be accreted to interest expense using the effective interest method over the life of the note.

Under the growth capital facility, subject to certain conditions including compliance with covenants, the Company may borrow an additional $5.0 million under an additional note payable between September 30, 2010 and December 31, 2010. The terms of the additional $5.0 million note would be identical to the first note issued under the growth capital facility except the Company would not incur any additional upfront facility fees.

The Company is required to maintain compliance with certain customary and routine financial covenants. Additionally, the note requires the Company to generate minimum revenues at certain pre-established levels. As of June 30, 2010 and through August 13, 2010, the Company was in compliance with financial covenants set forth in the growth capital facility. Non-compliance with the covenants may result in the principal of the note becoming due and payable.

Note 9. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. Fenwal may convert each share of Series B preferred stock into 100 shares of the Company’s common stock at any time. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents approximately 1% of the outstanding common stock of the Company at June 30, 2010. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Common Stock and Warrant Liability

In August 2009, the Company received net proceeds of approximately $12.1 million after deducting placement agent’s fees and stock issuance costs of approximately $1.1 million, from a registered direct offering of 6.0 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 4/10 of a share of common stock. Each unit was sold for $2.20, resulting in the issuance of 6.0 million shares of common stock and warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share. The warrants contain certain provisions that, under certain circumstances which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The offering was made pursuant to the Company’s shelf registration statement on Form S-3. These warrants became exercisable on February 25, 2010 and are exercisable for a period of five years from the issuance date. The warrants are classified as a liability pursuant to “Accounting for Derivative Instruments and Hedging Activities” and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of FASB ASC. Therefore, the fair value of the warrants is recorded on the condensed consolidated balance sheet as a liability and will be adjusted to fair value at each financial reporting date thereafter until the earlier of exercise or expiration. At December 31, 2009, the fair value of the warrants was determined to be approximately $2.7 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 2.69%, (ii) an expected term of 4.65 years, (iii) no dividend yield and (iv) a volatility of 82%. At June 30, 2010, the fair value of the warrants was determined to be approximately $4.4 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 0.01%, (ii) an expected term of 4.15 years, (iii) no dividend yield and (iv) a volatility of 73%. Because the fair value of the warrants had increased from the December 31, 2009 valuation, during the six months ended June 30, 2010, the Company recorded a $1.6 million charge to its condensed consolidated statements of operations.

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

Total stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010, and 2009, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$99	$105	$162	$274
Selling, general and administrative	374	366	636	772

	$473	$471	$798	$1,046

Activity under the Company’s equity incentive plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2009	6,565	$7.38
Granted	99	1.92
Cancelled	(286)	15.34
Exercised	(134)	1.27

Balances at June 30, 2010	6,244	$7.07

Note 11. Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding gains on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2009	2009
Net loss:
As reported	$(5,427)	$(6,212)	$(10,449)	$(13,609)
Other comprehensive loss:
Net unrealized gain/(loss) on available-for-sale securities	39	(28)	86	(165)

Comprehensive loss	$(5,388)	$(6,240)	$(10,363)	$(13,774)

Note 12. Development and License Agreements

Agreements with Baxter and Fenwal

In connection with the transfer of commercialization rights to the Company in February 2006, Baxter International Inc., or Baxter agreed to supply, at the Company’s expense, certain transition services, including regulatory, technical and related administrative support through December 31, 2006. During that 2006 transition period, the Company recorded receivables of $2.8 million from Baxter and payables of $4.7 million to Baxter, associated with those transition services. The Company and Baxter disputed the amounts owed and due since 2006. As such, since 2006, the Company recorded the transition service receivables and payables on its condensed consolidated balance sheets. In December 2009, the Company and Baxter entered into a settlement agreement with both parties waiving all rights and obligations associated with the 2006 transition services. In consideration for agreeing to the settlement, the Company agreed to pay Baxter $0.5 million which was recorded as a payable on its December 31, 2009 consolidated balance sheet. The $0.5 million payable was paid by the Company during the first quarter of 2010.

As a result of Baxter’s sale of its transfusion therapies division in 2007 to Fenwal, the Company has certain agreements with Fenwal which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% for the plasma system and 5% for the red blood cell system. During the three months ended June 30, 2010 and June 30, 2009, the Company made royalty payments to Fenwal of $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2010 and June 30, 2009, the Company made royalty payments of $0.8 million and $0.6 million, respectively. At December 31, 2009 and June 30, 2010, the Company owed royalties to Fenwal of $0.8 million and $0.8 million, respectively.

In December 2008, the Company extended its agreement with Fenwal to manufacture finished disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing agreement, the Company pays Fenwal a set price per kit, which is established annually plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is be paid or refunded if actual manufacturing volumes are lower or higher than the annually estimated production volumes. The Company made payments to Fenwal of $1.3 million and $0.7 million relating to the manufacturing of the Company products during the three months ended June 30, 2010 and June 30, 2009, respectively, and $4.7 million and $2.6 million during the six months ended June 30, 2010 and June 30, 2009, respectively. At December 31, 2009 and June 30, 2010, the Company owed Fenwal of $3.7 million and $2.0 million, respectively, for INTERCEPT disposable kits manufactured.

Agreements with BioOne

BioOne was formed in 2004 to develop technologies to improve the safety of blood products in Asia, and is funded by equity investments from Japanese venture capital firms, other corporations and individual investors. At June 30, 2010, the Company held 13% of the voting rights in BioOne. See Note 1 for additional information regarding the Company’s investment in BioOne.

Platelet Agreement

In September 2004, Baxter and the Company entered into an agreement with BioOne for commercialization of the INTERCEPT Blood System for platelets in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for platelets in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement provides for contingent milestone payments and royalties on future product sales, which generally would be shared equally by Fenwal (Baxter’s assignee) and the Company. The Company did not recognize any revenue under this agreement during the either the six months ended June 30, 2010 or 2009.

Plasma Agreement

A definitive agreement with BioOne for the plasma system was signed by Baxter and the Company in September 2005 for the commercialization of the INTERCEPT Blood System for plasma in parts of Asia. Under the terms of the agreement, BioOne is responsible, at its expense, for seeking regulatory approvals and will have exclusive rights to market and distribute the INTERCEPT Blood System for plasma in Japan, China, Taiwan, South Korea, Thailand, Vietnam and Singapore, following their receipt of regulatory approval in each of those countries. The agreement provides for contingent milestone payments and royalties on future product sales, which generally would be shared equally by Fenwal (Baxter’s assignee) and the Company. The Company did not recognize any revenue under this agreement during the six months ended June 30, 2010 or 2009.

Note 13. Segment Information and Geographic Information

At June 30, 2010 and 2009, the Company operated only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating income (loss) of the blood safety segment.

During the six months ended June 30, 2010 and 2009, the Company had the following significant customers, listed as a percentage of product revenue:

Customer	2010	2009
Establishment Francais du Sang	22%	19%
Movaco, S.A.	20%	28%
Delrus Inc	16%	*
Service Du Sang	13%	*
Grifols Italia S.P.A.	*	10%

*	Represents amounts less than 10%

During the six months ended June 30, 2010 and 2009, the Company also recognized government grants and cooperative agreement revenue which represented 4% and 10% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood Systems, the successful completion of our research, development and clinical programs our ability to manage costs associated with pre-clinical and clinical development for the INTERCEPT Blood Systems, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood Systems, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, the Community of Independent States, or CIS countries, the Middle East and in selected countries in other regions around the world over pursuit of development and commercialization of the red blood cell system, or regulatory approval of the platelet or plasma systems in the United States.

We have borrowed and in the future may borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The credit markets and the financial services industry have continued to experience turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. We do not know whether capital will be available if and when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital we will need to curtail planned development and may need to curtail commercialization activities.

We recognize growing, but still relatively modest, product revenues from the sale of our platelet and plasma systems in Europe, the CIS countries, the Middle East, and certain other countries around the world. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products that, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial acceptance in Europe, Russia, the Middle East, and selected countries in other regions around the world. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations. Subject to the availability of adequate funding from partners, government grants, and/or capital markets, we also anticipate continuing our expenditures in support of preclinical and clinical trials and device development of our red blood cell system over the next several years.

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

We have worldwide commercialization rights for the INTERCEPT blood systems, except in certain parts of Asia. BioOne is responsible for commercializing the platelet and plasma systems, including regulatory efforts, in those certain parts of Asia. At June 30, 2010, we owned approximately 13% of the equity interest in BioOne. We evaluate the carrying value of our investment in BioOne using a variety of criteria, including, but are not limited to: third-party investor interest and participation in recent equity offerings at current pricing, business outlook of BioOne and available financial information. As a result of BioOne’s position relative to these criteria, at December 31, 2009, we have completely written down our investment in BioOne and recorded the carrying value of our equity interest in BioOne at zero.

In November 2007, we spun-off our immunotherapy business to Anza Therapeutics, Inc., or Anza, for preferred stock representing an equity interest of approximately 20% of Anza’s preferred equity. We accounted for the immunotherapy business as a discontinued operation and restated our consolidated financial statements for 2007 and prior periods to reflect that accounting treatment. We were informed in February 2009 that Anza had ceased operations. In July 2009, we entered into a three-way license agreement with Anza and Aduro BioTech, or Aduro, and separate agreements with each of Anza and Aduro BioTech (collectively, the Assignment Agreements). In November 2009, Anza transferred all of its intellectual property to Aduro, pursuant to the terms of the Assignment Agreements. In exchange for agreeing to the transfer and for relinquishing our shares in Anza and releasing any claims against Anza, we received $0.8 million in cash, preferred shares representing 10% of Aduro’s capital and a 1% royalty on any future sales resulting from the transferred technology. Because Aduro’s technology and efforts are in the very early stage of research and development, we have no basis to assign value to the equity we have received in Aduro or that such equity will have monetary value at such time as we are allowed to sell it or that we will receive any royalties from Aduro.

Through June 30, 2010, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from grants and cooperative agreements with the Armed Forces.

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accrued liabilities, stock-based compensation assumptions, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue— Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

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

        •Accrued expenses - We record accrued liabilities for expenses related to certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as transition services and development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•Stock-based compensation – We issue stock-based awards to our employees, members of our Board of Directors, our Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards in accordance with ASC 505-50, “Equity Based Payments to Non-Employees”. We use the Black-Scholes option pricing model to determine the grant-date fair value of a stock award. We continue to apply the provisions of “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services,” for our non-employee stock-based awards. Under the provisions, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

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

Risk-Free Interest Rate. We base the risk-free interest rate that we use in the option pricing model on United States Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

If factors change and we utilize different assumptions in determining the grant-date fair value of stock-based compensation expense in the future, or if we utilize a different option pricing model in the future, then those results may differ significantly from what we have recorded in the current period and could materially affect our operating results. There is significant risk that the Black-Scholes option pricing model and the judgment we have used in ascertaining the variables will yield results that differ materially from the actual values realized upon the exercise, expiration, termination or forfeitures of the awards in the future. Historical results were utilized in deriving our variables, which may not be indicative of the future.

Income Taxes – Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that have a lower than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at June 30, 2010 or 2009. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three and Six -Month Periods Ended June 30, 2010 and 2009

Revenue

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2010	2009	Change		2010	2009	Change
Product revenue	$5,690	$3,871	$1,819	47%	$11,190	$6,956	$4,234	61%
Government grants and cooperative agreement	245	335	(90)	(27)%	467	738	(271)	(37)%

Total revenue	$5,935	$4,206	$1,729	41%	$11,657	$7,694	$3,963	52%

Product revenue increased $1.8 million to $5.7 million during the three months ended June 30, 2010, compared to $3.9 million during the comparable period in the prior year. The increase in product revenue was primarily a result of an increase in disposable kit sales to customers. Product revenue increased $4.2 million to $11.2 million during the six months ended June 30, 2010, compared to $7.0 million during the comparable period in the prior year. The increase in product revenue was primarily a result of an increase in disposable kit sales to customers, and was also driven by an increase in illuminator sales compared to 2009. Sales of disposable platelet and plasma system kits directly to existing customers continued to grow due to increased market penetration and customer adoption of the INTERCEPT Blood System in Europe and the Middle East. We expect that product revenues for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements decreased $0.1 million to $0.2 million for the three months ended June 30, 2010, from $0.3 million for the comparable period in 2009. The decrease was due primarily to a decrease in activities subject to reimbursement under current awards with the United States Department of Defense, or DoD, for research activities for our INTERCEPT Blood System programs. Government grant revenue decreased by $0.3 million to $0.5 million during the six months ended June 30, 2010, compared to $0.7 million during the comparable period in the prior year. The decrease in government grant revenue was primarily due to a decrease in activities subject to reimbursement under current awards with the DoD. As a result of our March 2009 restructuring plan we had fewer employees performing research and development work during 2010 compared to 2009. We anticipate applying for new awards with the DoD to the extent such awards become available. However, we can provide no assurance that should such awards become available, our bids will be accepted by the DoD or at what funding levels.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, certain order fulfillment costs and reserves for obsolete, slow-moving and scrapped inventory. Inventory is accounted for on a first-in, first-out basis.

	Three months ended June 30,		Change		Six months ended June 30,
(in thousands, except percentage)	2010	2009			2010	2009	Change
Cost of product revenue	$2,934	$2,520	$414	16%	$6,092	$4,614	$1,478	32%

Cost of product revenue increased $0.4 million to $2.9 million during the three months ended June 30, 2010, from $2.5 million during the comparable period in the prior year. The increase in cost of revenue was primarily due to higher number of kits sold, partially offset by lower per-unit carrying costs of the inventory sold. Cost of product revenue increased $1.4 million to $6.1 million during the six months ended June 30, 2010, from $4.6 million during the comparable period in the prior year. The increase in cost of revenue was primarily due to a higher number of kits sold, and was also impacted by an increase in illuminator sales. We anticipate our cost of product revenue will increase in the future as a result of increased product sales volume.

Our realized gross margins on product sales were 48% during the three months ended June 30, 2010, up from 35% during the three months ended June 30, 2009. For the six months ending June 30, 2010, our realized gross margins on product sales were 46%, up from 34% for the six months ended June 30, 2009. The changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments, which depending on sales volumes to those distributors receiving tiered volume discounts, may impact our gross margins.

Research and Development Expenses

        Our research and development expenses include salaries and related expenses for our scientific personnel, stock-based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs for licensed technologies, costs associated with our infrastructure, and laboratory chemicals and supplies.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2010	2009	Change		2010	2009	Change
Research and development	$1,244	$1,625	$(381)	(23)%	$2,494	$3,637	$(1,143)	(31)%

Research and development expenses decreased $0.4 million to $1.2 million for the three months ended June 30, 2010, from $1.6 million for the comparable period in 2009. Of our total research and development costs incurred, non-cash stock-based compensation represented $0.1 million for each of the three months ended June 30, 2010 and 2009. The decrease in our research and development expenses during the three months ended June 30, 2010, compared to 2009 was the result of reduced research and development activities driven primarily by our March 2009 restructuring plan and the associated reduction in force.

Research and development expenses decreased $1.1 million to $2.5 million for the six months ended June 30, 2010, from $3.6 million for the comparable period in 2009. Of our total research and development expenses incurred, non-cash stock-based compensation represented $0.2 million and $0.3 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The decrease in our research and development expenses during the six months ended June 30, 2010, compared to 2009, was a result of the effect of our March 2009 restructuring and the associated reduction in force.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, stock-based compensations, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2010	2009	Change		2010	2009	Change
Selling, general, and administrative	$5,304	$5,409	$(105)	(2)%	$10,575	$11,510	$(935)	(8)%

Selling, general, and administrative expenses decreased $0.1 million to $5.3 million for the three months ended June 30, 2010, from $5.4 million for the comparable period in 2009. Of these amounts, non-cash stock-based compensation represented $0.4 million for each of the three months ended June 30, 2010 and 2009. Overall, the decrease in selling, general and administrative expenses from the three months ended June 30, 2010, was primarily due to the decreased personnel costs driven primarily by our March 2009 restructuring plan and the associated reductions in force.

Selling, general, and administrative expenses decreased $0.9 million to $10.6 million for the six months ended June 30, 2010, from $11.5 million for the comparable period in 2009. Of the $10.6 million and $11.5 million of selling, general and administrative expenses recognized during the six months ended June 30, 2010 and 2009, respectively, $0.6 million and $0.8 million was due to non-cash stock-based compensation recognized during the respective periods. Overall, the decrease in selling, general and administrative expenses for the six months ended June 30, 2010, was primarily due to the decreased personnel costs driven primarily by our March 2009 restructuring plan and the associated reductions in force.

We anticipate that we will be focused on maintaining our selling general, and administrative spending at or around the current levels over the coming year, as part of a larger effort to focus our resources, contain operating expenses and conserve cash.

Restructuring

Restructuring costs during three and six months ended June 30, 2009, include one-time termination benefits, facility consolidation and related moving costs.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2010	2009	Change		2010	2009	Change
Restructuring	$—	$129	$(129)	(100)%	$—	$841	$(841)	(100)%

During the three months ended March 31, 2009, pursuant to the Board of Directors’ approval, we began implementing a plan to focus resources on commercializing the INTERCEPT Blood System in Europe, to consolidate facilities, and to reduce our cost structure. During the three and six months ended June 30, 2009, we incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. We also consolidated facilities and incurred certain other costs associated with the restructuring plan. We continued to implement our restructuring plan and incurred associated costs through the year ended December 31, 2009. All of the costs accrued as one-time termination benefits at March 31, 2009 were paid by June 30, 2010.

Non-Operating Income (Expense)

Non-Operating Income (Expense) consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our note payable, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentage)	2010	2009	Change		2010	2009	Change
Warrant liability revaluation	$(653)	$—	$(653)	(100)%	$(1,615)	$—	$(1,615)	(100)%
Foreign Exchange loss	(975)	(730)	(245)	(34)%	(1,073)	(839)	(234)	(28)%
Other income (expense), net	(252)	(5)	(247)	(4,940)%	(257)	138	(395)	(286)%

Total non-operating income (expense)	$(1,880)	$(735)	$(1,145)	(156)%	$(2,945)	$(701)	$(2,244)	(320)%

In August 2009, we issued warrants to purchase an aggregate of 2.4 million shares of common stock in connection with a registered direct offering. The fair value of the warrants is estimated using the binomial-lattice option-pricing model. The warrants will continue to be reported as a liability until such time as the instruments are exercised or are otherwise modified to remove the provisions which require this treatment, at which time the warrants are adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrants are reclassified as permanent equity, the fair value of the warrants would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods. A non-cash charge to mark-to-market the value of outstanding warrants of $0.7 million was recognized for the three months ended June 30, 2010, and $1.6 million for the six months ended June 30, 2010. Future changes in stock price will result in similar adjustments as needed.

We recorded foreign currency losses of $1.0 million and $0.7 million during the three months ended June 30, 2010, and 2009, respectively. We recorded foreign currency losses of $1.1 million and $0.8 million during the six months ended June 30, 2010, and 2009, respectively. The decrease was primarily due to the unfavorable foreign currency variations between the Euro and U.S. dollar, our functional currency.

Other income (expense), net was $0.3 million of expense for the three months ended June 30, 2010, compared to $5,000 of expenses during the comparable period in 2009. Other income (expense), net was $0.3 million of expense for the six months ended June 30, 2010, compared to $0.1 million of income during the comparable period in 2009. The increase in other expense was due to interest from borrowings on our credit facility.

Liquidity and Capital Resources

Our sources of capital to date have primarily consisted of public offerings and private placements of equity securities, debt financing, United States government grants and cooperative agreements, and, contribution from product sales, net of expenses, and interest income.

At June 30, 2010, we had cash, cash equivalents and short-term investments of $15.9 million. Net cash used in operating activities was $7.8 million for the six months ended June 30, 2010, compared to $9.7 million during the comparable period in 2009. The decrease in net cash used in operating activities was primarily due to lower operating costs offset by changes in our operating assets and liabilities. Net cash provided by investing activities during the six months ended June 30, 2010, was $0.3 million compared to $7.1 million during the comparable period in 2009. The decrease was primarily due to fewer maturities of short-term investments. Over the past year, as our investments mature we have not reinvested the proceeds into similar investments, but have generally invested the proceeds in money market funds with original maturities of less than 90 days. Net cash provided by financing activities during the six months ended June 30, 2010, was $5.0 million. Compared to $43,000, during the six months ended June 30, 2009. The increase in cash provided from financing activities during the six months ended June 30, 2010 was primarily due to proceeds received from the issuance of a long-term note payable issued on March 31, 2010. Working capital decreased to $13.9 million at June 30, 2010, from $19.4 million at December 31, 2009, primarily due to decreases in cash, cash equivalents, short-term investments, inventory, and the increased balance on our warrant liability, which was partially offset by lower accounts payable and accrued liabilities balances.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting clinical trials of our red blood cell system, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, the CIS countries, the Middle East and in selected countries in other regions around the world, over the pursuit of regulatory approval of the platelet system in the United States and development and commercialization of the red blood cell system. Because of the numerous risks and uncertainties associated with the commercialization of the platelet and plasma systems, the time and cost involved in obtaining regulatory approval and subsequent launch of our platelet and plasma systems in the United States, and the development of the red blood cell system and other development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures that may ultimately be associated with our anticipated clinical trials and other research and development activities.

We have borrowed and in the future may borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or product, or grant licenses on terms that are not favorable to us. We do not know whether additional capital will be available if and when needed, or that, if available, we will be able to obtain additional capital on terms reasonable to us or our stockholders.

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

In late October 2008 we filed a shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities. This shelf registration statement was declared effective by the SEC in December 2008. In August 2009, we completed a registered direct offering under our shelf registration, with net proceeds of approximately $12.1 million, after deducting placement agent’s fees and stock issuance costs of $1.1 million.

Commitments and Off-Balance Sheet Arrangements

Commitments

Our commitments are as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase requirements	$2,133	$664	$1,469	$—	$—
Operating leases	2,731	765	1,319	647	—
Other commitment	258	99	159	—	—
Long-term note payable	6,591	1,320	4,652	619	—

Total contractual obligations	$11,713	$2,848	7,599	1,266	—

Our minimum purchase commitments include certain components of our INTERCEPT blood safety system that we purchase from third party manufacturers and supply to Fenwal for use in manufacturing finished disposable kits.

Operating Leases

        We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. On December 10, 2009, we exercised a ten year extension option to extend the term of our lease relating to 2550 Stanwell Drive in Concord, California. By exercising this extension option, our lease payments will be increased. Our facility leases qualify as operating leases under FASB ASC Topic 840, “Leases” and as such, are not included on our balance sheet.

Other commitments

Our other commitments consist of financing obligations for payment of certain insurance premiums which expire in 2010. In addition to the operating leases we have for office and laboratory space, certain of our leases provided for landlord-financed leasehold improvements. At June 30, 2010, we had financed $0.3 million of leasehold improvements. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases

Long-term note payable

On March 31, 2010, we entered into a growth capital facility agreement and immediately borrowed $5.0 million and issued a senior secured long-term note payable for $5.0 million. The notes issued under the agreement are secured by all of our assets, except intellectual property. The note carries a fixed interest rate of 12.04%, with interest only payments for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with issuing the note, we agreed to pay an upfront facility fee of $0.1 million and incurred closing costs of $0.1 million. The combined facility fee and closing costs have been recorded as a discount to the note payable and will be amortized as a component of interest expense using the effective interest method over the term of the note (discount is based on an implied interest rate of 13.84%). In addition, we agreed to pay a $0.4 million closing fee upon maturity of the note. The closing fee will be accreted to interest expense using the effective interest method over the life of the note.

Under the growth capital facility, subject to certain conditions including compliance with covenants, we may borrow an additional $5.0 million under an additional note payable between September 30, 2010 and December 31, 2010. The terms of the additional $5.0 million note would be identical to the first note issued under the growth capital facility except that we would not incur any additional upfront facility fees.

We are required to maintain compliance with certain customary and routine financial covenants. Additionally, the note requires us to generate minimum revenues at certain pre-established levels. As of August 13, 2010, we were in compliance with financial covenants set forth in the growth capital facility.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains totaled $0.1 million at both June 30, 2010 and December 31, 2009.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity United States government agency securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the United States mortgage industry and financial institutions. During the three and six months ended June 30, 2010, we recorded other-than-temporary impairment losses of $0.04 million. During three and six months ended June 30, 2009, we did not recognize any losses associated with investments experiencing an other-than-temporary decline in fair value. See Note 2 of our “Notes to Condensed Consolidated Financial Statements” contained herein regarding the inputs used to determine the fair value of our investments. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no contractual arrangements that create potential material risk for us and are not recognized in our condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief accounting officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief accounting officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may encounter governmental and transfusion medicine community resistance to commercial adoption for any or all of our products. In addition to blood banks, our direct customers, we must also address issues and concerns from broad constituencies involved in the healthcare system, from patients, to transfusing physicians, hospitals, private and public sector payors, regulatory bodies and public health authorities. Any one of these constituencies may be able to delay or block adoption of the INTERCEPT Blood System. We may be unable to adequately demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products. For instance, we have been informed by the largest group of blood centers in Germany that it will complete a clinical trial before purchasing our products on a routine basis. We cannot predict the final trial design, number of transfusions, enrollment duration, estimated time it will take to complete such a trial, or trial outcome.

For logistical and financial reasons, the transfusion medicine industry has not always integrated new technologies into its processes, even those with the potential to improve the safety of the blood supply, such as the INTERCEPT Blood System. Our products may require significant changes to our potential customers’ blood component collection methods, space and staffing requirements and potential customers may not believe that the benefits of using the INTERCEPT Blood System justify their cost. Use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs for our customers, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. While studies also demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or efficacy.

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

Our products may not demonstrate economic value sufficient to offset their price, which may limit market acceptance. We may need to develop new product configurations to address market needs, which may be technically challenging, expensive and negatively affect potential contribution from product sales. If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to a shortcoming of the INTERCEPT Blood System, customers may refrain from purchasing the products. In addition, there is a risk that further studies we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products, and existing customers may cease use of our products.

Market acceptance of our products may also be affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we will have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept, or may not have the budget to purchase, INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for pathogens prior to transfusion, even after implementing our products some blood centers may not be able to afford to purchase our products. Budgetary concerns may be further exacerbated by recently enacted economic austerity programs implemented in European countries. The economic austerity programs may limit the adoption of new technologies, including our products. Furthermore, it is difficult to predict the reimbursement status of newly approved, novel medical device products. In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical products companies.

Product adoption in Europe and other regions may be negatively affected because we do not have Food and Drug Administration, or FDA approval for any of our products. In addition, failure to gain approval or achieve widespread product adoption in key European countries for reasons within and outside our control may limit adoption in other countries.

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

Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue in that country. Our red blood cell system requires extensive additional testing and development.

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

In May 2007, we obtained a CE mark extension in our name from European Union regulators for our platelet system and will need to obtain an extension every five years. In addition to European Union-level approval, we must obtain regulatory and reimbursement approvals in some individual European countries to market our products. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to discrepancies in safety results. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms and had shown statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. We now understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the FDA’s questions. In November 2009, we and the FDA presented a proposed clinical trial protocol for a second Phase III clinical trial to the FDA’s Blood Product Advisory Committee, or BPAC. Although the BPAC agreed with the proposed trial design, safety endpoints and efficacy endpoints, we believe we will need to reach agreement with the FDA on the means necessary to satisfy the BPAC’s request for more stringent safety margins than we had proposed. In order to meet the more stringent safety margins, we may need to enroll and collect data from more patients than what we had initially proposed to BPAC. Until the final study size and design requirements are determined, we will not be able to assess the feasibility of a second Phase III trial. The dimensions of such a Phase III trial may be prohibitive due either to prospective cost, availability of patients in the target population, or logistics. We have no plans to initiate such a trial unless adequate funding from partners or government agencies is secured. The additional Phase III clinical trial will need to be completed and data submitted to the FDA before we can complete our regulatory submission.

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

        As a result of the termination of Phase III clinical trials of our red blood cell system due to the detection of antibody reactivity to red blood cells treated with the INTERCEPT red blood cell system in two patients in the chronic arm of the trials, we have been conducting additional research activities on our red blood cell system to determine if the system can be reconfigured to reduce the potential for antibody reactivity to treated red blood cells. Based upon an internal evaluation of the results from these additional research activities as well as additional in vitro and in vivo studies and after consulting with regulatory authorities, we initiated a new Phase I clinical trial in the fourth quarter of 2008 to test modifications to the red blood cell system. That new Phase I clinical trial was completed in early 2010, successfully meeting its primary endpoint of red cell recovery measured twenty-four hours after transfusion. In addition to red cell recovery, we also measured red cell lifespan, measured as the half-life of red cells circulating in transfusion recipients. INTERCEPT-

treated red blood cells fell within the established normal reference range for red blood cells. Non-treated red cells were above the established normal reference range. Differences in the lifespan between INTERCEPT-treated red blood cells and non-treated red blood cells may inhibit our ability to obtain the necessary regulatory approvals or may impair market acceptance if the red blood cell system is successfully developed. A number of trial design, process and product design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. While those clinical trials are being conducted and further clinical work is planned, we will need to develop a commercially feasible red blood cell system. In the aggregate, these activities will require significant funding beyond our current resources. We will not commence the next phase of clinical trial activities until we have secured adequate funds. We expect that we can continue some level of program advancement with minimal spending, by leveraging grant funding from the Department of Defense and existing and potential partners. A delay in completing such development activities could result in a delay in the timely progression to later stage trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our development expenses incurred to date in the red blood cell system program.

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

We are responsible for sales, marketing, distribution and regulatory support of the INTERCEPT Blood System worldwide, except in those Asian territories covered by our agreements with BioOne for the platelet and plasma systems. If we fail in our efforts to develop or maintain such internal competencies or establish acceptable relationships with third parties on a timely basis, our attempts to commercialize the INTERCEPT Blood System may be irreparably harmed.

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

        We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into geographical distribution agreements for distribution in Spain, Italy, Portugal, Chile, the Czech Republic, Slovakia, Russia, Poland, Greece, Kuwait, and Qatar. We rely on these distributors to market and sell the INTERCEPT Blood System, obtain any necessary in-country regulatory approvals, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. They may fail to sell product inventory they have purchased from us to end customers. Initial purchases of UVA illuminators or disposable kits by these third parties may not lead to follow-on purchases of disposable platelet and plasma system kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

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

Some components of the UVA illuminator device are no longer manufactured, which will require us to identify and qualify replacement components and may require that we conduct additional studies, which could include clinical trials, to demonstrate equivalency or validate any required design or component changes. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. We will likely be required to redesign the illuminator used in the platelet and plasma systems to manage the risk of obsolete components. Such redesign may be expensive and lead to regulatory delays in obtaining approvals to market the redesigned device.

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

The platelet system is not compatible with some commercial platelet collection methods.

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

We will need to contract with third-parties to perform manufacturing related to our red blood cell system, including the chemical compounds used in the red blood cell system. It may be difficult to enter into these types of agreements on reasonable terms. We may be unable to identify and contract with manufacturers that can make our products cost-effectively, which would delay our efforts to commercialize the red blood cell system, even if we successfully complete clinical development. Any new or additional commercial manufacturer will need to develop new methods and processes to manufacture these compounds on a commercial scale and demonstrate to us, the FDA and foreign regulatory authorities that its commercial scale manufacturing processes comply with government regulations and that its compounds are equivalent to originally licensed compounds in order for us to maintain commercial licensure of our products. It may be difficult or impossible to economically manufacture our products on a commercial scale.

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

        BioOne has made little progress to date in commercializing the platelet and plasma systems in Asian territories. Because we only have a minority investment interest in BioOne, we lack the ability to significantly influence BioOne, and are reliant on BioOne’s performance to realize milestone and royalty revenue from commercialization of our platelet and plasma systems in those countries. In Japan, regulatory authorities may require our platelet and plasma systems to be widely adopted commercially in Europe or approved by the FDA before the platelet and plasma systems are considered for approval in Japan, which would delay or prevent BioOne from achieving significant product revenue. BioOne has been operating with limited capital and resources and at very diminished capacity. At these reduced operating levels, we expect that BioOne’s ability to commercialize the platelet and plasma systems in its Asian territories is significantly compromised. We understand that BioOne will need to raise additional capital to continue its operations beyond the near term. There is no assurance that BioOne will be able to successfully commercialize those products licensed from Fenwal and us. Even if BioOne fails to commercialize the INTERCEPT Blood System in its territories, we may be unable to assert contractual rights to regain commercialization rights on satisfactory terms, if at all.

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

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including non-lipid-enveloped pathogens, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, for which our products have not demonstrated a high level of inactivation. While our products can effectively inactivate a broad spectrum of pathogens in blood components, including more robust inactivation of many pathogens than has been shown by other companies, market acceptance of our products may be reduced if customers determine that competitor’s products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. CaridianBCT is developing a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that CaridianBCT has also conducted a clinical trial on a pathogen inactivation system for whole blood. Caridian’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System.

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

We have borrowed and in the future may borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to product revenues, our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

Our ability to raise additional capital may be adversely impacted by global, regional or national economic conditions. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional capital we may need to curtail planned development. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, the CIS countries, the Middle East and in selected countries in other regions around the world over development and commercialization of the red blood cell system and pursuit of regulatory approval of the platelet or plasma system in the United States.

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

We may never achieve a profitable level of operations. Our development and selling, general, and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in clinical development and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development, and commercialization of the INTERCEPT Blood System for near-term. We expect our losses to continue at least until the INTERCEPT Blood System achieves more significant market acceptance. To the extent that we are able to secure funding from partners or government agencies for further development of the red blood cell system or an additional Phase III clinical trial of the platelet system in the United States, we will incur costs of such activities would extend the period during which we expect to operate at a loss.

We have issued long-term notes payable containing certain covenants that we may be unable to comply with. Our operations may not provide sufficient cash to meet the repayment obligations of the note

On March 31, 2010, we entered into a growth capital credit agreement (the “Growth Agreement”) for $10.0 million, immediately borrowed $5.0 million and issued a note payable for $5.0 million. The agreement and loan are secured by all of our U.S. assets, except for intellectual property. The agreement and note require that we comply with certain customary and routine covenants, including the requirement to meet growing revenue levels set at pre-established levels. If we are unable to increase our product revenues to comply with the covenants, the lender may call the note which would require us to repay the principal of the note sooner than we have anticipated. In the event that the note was called due to non-compliance with the covenants, we may be unable to pay back the principal which would allow the lender to liquidate collateralized assets. This in turn, would harm our business.

        In addition, our operations may not reach the levels needed to meet the scheduled repayment obligations of the note. If we are unable to meet the scheduled repayment obligations of the note using our available cash, we may be forced to liquidate other assets, refinance the notes or issue equity securities to raise the necessary cash to meet our obligations. There is no assurance that we would be able to sufficiently or timely liquidate assets to meet the note’s repayment obligations or that we would be able to refinance the notes or issue equity, in which case our business would be significantly harmed and may force the Company into bankruptcy.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of June 30, 2010 consisted primarily of high credit, high liquidity United States government agency securities, asset backed securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

As a result of adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities, auction rate securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio; however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. We recognized other-than-temporary impairments of $0.04 million on our investment portfolio during the three months ended June 30, 2010. The recent global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems, if and when those products are sold in the United States. Our key blood safety patents generally expire at various dates between 2012 and 2026. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fenwal to United States and foreign patents relating to the INTERCEPT Blood System, which expire from 2010 to 2023. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2008 to June 30, 2010, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $0.55 to a high of $7.29. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1.1(7)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of Registered Direct Common Warrant.

31.1(7)	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(7)	Certification of the Chief Accounting Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)(*)	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), filed with the SEC on April 30, 2007.
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Filed herewith.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 13, 2010	/s/ Kevin D. Green
Kevin D. Green
Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

Exhibit Index

3.1.1(7)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of Registered Direct Common Warrant.

31.1(7)	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(7)	Certification of the Chief Accounting Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)(*)	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), filed with the SEC on April 30, 2007.
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Filed herewith.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.