Form 10-Q
period 2011-03-31
CERUS CORP
filed 2011-05-06
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 27, 2011, there were 47.6 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011 (Unaudited)	December 31, 2010 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,599	$28,948
Short-term investments	758	1,061
Accounts receivable, net of allowance of $67 and $51 at March 31, 2011 and December 31, 2010, respectively	4,800	4,792
Inventories	9,126	5,957
Prepaid and other current assets	1,190	997

Total current assets	39,473	41,755
Non-current assets:
Property and equipment, net	2,274	2,390
Goodwill	1,316	1,316
Purchased intangible, net	1,899	1,950
Restricted cash	310	305
Other assets	408	451

Total assets	$45,680	$48,167

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,231	$3,230
Accrued liabilities	5,353	6,003
Deferred revenue	161	248
Current portion of long-term debt	1,811	1,747
Current portion of capital lease obligations	10	10
Warrant liability	9,743	8,465

Total current liabilities	22,309	19,703
Non-current Liabilities
Long-term debt	2,654	3,131
Long-term portion of capital lease obligations	3	6
Other non-current liabilities	1,595	1,595

Total liabilities	26,561	24,435
Stockholders’ equity
Preferred stock	9,496	9,496
Common stock	48	47
Additional paid-in capital	441,515	441,034
Accumulated other comprehensive income	23	108
Accumulated deficit	(431,963)	(426,953)

Total stockholders’ equity	$19,119	$23,732

Total liabilities and stockholders’ equity	$45,680	$48,167

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product revenue	$6,183	$5,500
Government grants and cooperative agreements	436	222

Total revenue	6,619	5,722
Cost of product revenue	3,445	3,158

Gross profit	3,174	2,564
Operating expenses:
Research and development	1,808	1,250
Selling, general and administrative	5,528	5,270
Amortization of intangible assets	50	—
Acquisition related costs, net	—	251

Total operating expenses	7,386	6,771

Loss from operations	(4,212)	(4,207)

Non-operating income (expense):
Revaluation of warrant liability	(1,278)	(962)
Foreign exchange gain (loss)	697	(98)
Interest expense	(233)	(5)
Other income (expense), net	16	(1)

Total non-operating expense	(798)	(1,066)

Net loss	$(5,010)	$(5,273)

Net loss per common share:
Net loss per share –basic	$(0.11)	$(0.14)
Net loss per share –diluted	$(0.11)	$(0.14)
Weighted average common shares outstanding used for basic and diluted net loss per share:
Basic	47,450	38,830
Diluted	47,450	38,830

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31
	2011	2010
Operating activities
Net loss	$(5,010)	$(5,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	187
Stock-based compensation	472	325
(Gain)/loss on sale of fixed assets	(9)	1
Revaluation of warrant liability	1,278	962
Non-cash interest expense	49	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(8)	(14)
Inventories	(3,169)	883
Other assets	(193)	326
Accounts payable	2,001	(1,525)
Accrued restructuring	—	(89)
Accrued liabilities	(651)	(1,707)
Deferred revenue	(87)	30

Net cash used in operating activities	(5,058)	(5,894)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(51)	(62)
Net (increase) decrease in other assets	(4)	7
Maturities of investments	218	518

Net cash provided by investing activities	163	463
Financing activities
Net proceeds from issuance of common stock and, exercise of stock options and purchases from ESPP	10	190
Proceeds from note payable, net of discount	—	4,811
Payments on capital lease and loan obligations	(464)	(44)

Net cash provided by (used in) financing activities	(454)	4,957

Net decrease in cash and cash equivalents	(5,349)	(474)
Cash and cash equivalents, beginning of period	28,948	17,287

Cash and cash equivalents, end of period	$23,599	$16,813

Supplemental disclosures:
Cash paid for interest	$162	$2

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as Cerus or the Company) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made for the three-month period ended March 31, 2011. As previously reported in our 2010 Annual Report on Form 10-K in “Note 18. Quarterly Financial Information” to the Notes to Consolidated Financial Statements, adjustments relating to the acquisition of certain assets from BioOne Corporation, or BioOne, were made to previously reported financial statements for the three-month period ended March 31, 2010. These adjustments reduced long-term assets by $0.3 million and increased operating expenses by the same amount. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any future period.

These condensed consolidated financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2010, has been derived from our audited financial statements as of that date.

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

Revenue

In October 2009, the FASB issued updated revenue recognition guidance under ASC Topic 605 relating to revenue arrangements with multiple deliverables. Under the revised guidance, companies with revenue arrangements that have multiple deliverables must assess whether or not multiple deliverables exist under the revised guidance, how the deliverables should be separated and how the consideration should be allocated to the elements. In addition, the revised guidance requires an entity to allocate revenue in an arrangement using the best estimated selling price, or BESP, of deliverables if a vendor does not have vendor specific objective evidence of selling price or third-party evidence, or TPE, of selling price. Each unit must have stand-alone value to the customer, similar to previous guidance. Effective January 1, 2011, the Company adopted the revised guidance for revenue recognition in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition - Arrangements with Multiple Deliverables,” on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. This guidance does not change the units of accounting for the Company’s revenue transactions. The adoption of this revised guidance did not have a material impact on the Company’s results of operations for the three-month period ended March 31, 2011 nor is it currently anticipated to have a material impact on future periods.

Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

The Company’s main sources of revenues through March 31, 2011 were product revenue from sales of the INTERCEPT Blood System and United States government grants and awards.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System sales, the Company uses a binding purchase order and signed sales contract as evidence of a written agreement. The Company sells INTERCEPT Blood System directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective product or non-conforming product. Deliverables and the units of accounting vary according to the provisions of the purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have stand-alone value to the customer, whether the value of the undelivered elements is reliably determinable under the guidance of the Accounting Standards Update, or ASU, No. 2009-13, and whether the delivery of the remaining elements is probable and within the Company’s control. When all of these conditions are met, the Company recognizes the revenue on the delivered elements. If these conditions are not met, the Company defers revenue until such time as all of the conditions have been met or all of the elements have been delivered. Prior to adoption of ASU No. 2009-13, consideration received was allocated to elements that were identified as discrete units of accounting based on the relative fair value method. Beginning January 1, 2011, consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price as consistent vendor specific objective evidence of selling price, or VSOE, is not discernable. We have determined that VSOE is not discernable due to our limited history of selling our products and variability in our pricing. Since the Company’s products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable.

At both March 31, 2011 and December 31, 2010, the Company had $0.2 million of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs”. Value-added-taxes, or VAT, that the Company invoices to its customers and remits to governments, are recorded on a net basis, and are excluded from product revenue.

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

Unrealized gains and losses at March 31, 2011 and December 31, 2010, are reported in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. During the three months ended March 31, 2011 and 2010, the Company did not recognize any losses associated with investments experiencing an other-than-temporary decline in fair value. The cost of securities sold is based on the specific identification method.

As of March 31, 2011, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded as restricted cash on its condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. Generally, all of the Company’s remaining investments carry high credit quality ratings, in accordance with its investment policy. At March 31, 2011, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the condensed consolidated financial statements. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its balance sheet and records a charge on its statement of operations. The Company had recorded allowances for potentially uncollectible accounts receivable of approximately $0.1 million at both March 31, 2011 and December 31, 2010. Actual collection losses may differ from management’s estimate, and such differences could be material to the Company’s financial position and results of operations.

The Company had three customers each accounting for more than 10% of the Company’s outstanding trade receivables and aggregately accounting for approximately 50% and 54% of the Company’s outstanding trade receivables at March 31, 2011 and December 31, 2010, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2011 and December 31, 2010, inventory consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company’s supply chain for certain of these components, held as work-in-process on its consolidated balance sheet, can take in excess of one year for production to be complete before the work-in-process is utilized in finished disposable kits. Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Platelet and plasma system disposable kits generally have two-year lives from date of manufacture. The Company frequently reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At March 31, 2011 and December 31, 2010, the Company had approximately $0.2 million and $0.4 million, respectively, reserved for potential obsolete or expiring product.

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

The Company evaluates its long-lived assets for impairment in accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2011 or 2010.

Intangible Assets and Goodwill

In August 2010, as part of the acquisition of certain BioOne assets, the Company acquired a commercialization license for the INTERCEPT Blood System for both platelets and plasma in parts of Asia. The Company accounted for the acquisition as a business combination under the guidance of ASC Topic 805, “Business Combinations,” and ASC Topic 350, “Intangibles – Goodwill and Other.” Accordingly, the Company assigned the total consideration transferred to the acquired assets based on each asset’s fair value, and the residual to an indefinite life intangible asset, goodwill.

The Company periodically reviews its amortizable intangible assets for events or changes in circumstances indicating that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. The Company evaluates goodwill on an annual basis as of the end of the third quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Management has determined that it operates as a single reporting unit and therefore evaluates goodwill impairment at the enterprise level. There were no impairment charges during the three months ended March 31, 2011.

See Note 5 for further information on intangible asset valuation.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains of $ 0.7 million during the three months ended March 31, 2011 and foreign currency losses of $0.1 million during the three months ended March 31, 2010.

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

Warrant Liability

The Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, in August 2009 and November 2010, respectively. Except for the exercise price and date of issuance, the terms of the warrants are identical. The outstanding warrants are classified as a liability, and as such, the fair value of the warrants is recorded on the condensed consolidated balance sheet. At each subsequent reporting period, the fair value of the warrants are adjusted, with changes in fair value of the warrants reflected on the condensed consolidated balance sheet and gains or losses recognized in the condensed consolidated statements of operations. Gains and losses from warrant revaluation are recorded as a component of non-operating income (expense).

The fair value of the warrants is estimated using the binomial-lattice option-pricing model. During the three months ended March 31, 2011, the Company recorded non-cash charges of $1.3 million associated with changes in the fair value of the warrants from December 31, 2010. During the three months ended March 31, 2010, the Company recorded non-cash charges of $1.0 million associated with changes in the fair value of the warrants from December 31, 2009. The warrants will continue to be reported as a liability until such time as the instruments are exercised or are otherwise modified to remove the provisions which require this treatment, at which time the warrants are adjusted to fair value and reclassified from liabilities to stockholders’ equity. If the warrants are reclassified from a liability to equity, the fair value of the warrants would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods.

See Note 9 for further information regarding our warrant liability valuation.

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss) and other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 consisted of unrealized gains or losses from the Company’s available-for-sales short-term investments. Other comprehensive income (loss) is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at March 31, 2011 or December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 2006 through 2010 remain subject to examination by the taxing jurisdictions to which the Company is subject.

Net Loss Per Share—Basic and Diluted

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the assumed conversion of all dilutive securities, such as options, restricted stock units, warrants and convertible preferred stock.

The following table sets forth the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Denominator:
Basic weighted average number of common shares outstanding	47,450	38,830
Effect of dilutive potential common shares resulting from convertible preferred stock, stock options, restricted stock units, warrants, and ESPP shares	—	—

Diluted weighted average number of common shares outstanding	47,450	38,830

The table below presents stock options, convertible preferred stock, warrants and restricted stock units that are excluded from the diluted net loss per common share due to their anti-dilutive effect (shares in thousands):

	2011	2010
Anti-dilutive securities—weighted average shares	13,434	9,234

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements that the Company is a party to, contain provisions that indemnify the counter party from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. There have been very few warranty costs incurred through March 31, 2011, and the Company is unaware of any future warranty claims. Accordingly, at March 31, 2011 and December 31, 2010, the Company did not accrue for any potential future warranty costs.

Fair Value of Financial Instruments

The Company applies the provisions of ASC Topic 820, “Fair Value Measurements,” relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term debt approximates their carrying values. The carrying amounts and fair value of the Company’s short term investments and warrant liability are described in “Note 2. Financial Instruments” to these condensed consolidated financial statements.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending March 31, 2011 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the company are set forth in the Company’s Annual report on Form 10K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

At March 31, 2011, the fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$6,445	$6,445	$—	$—
Corporate bonds(2)	21	—	21	—
United States government agency securities(2)	737	—	737	—

	$7,203	$6,445	$758	$—

Liabilities
Warrant Liability(3)	$9,743	$—	$—	$9,743

At December 31, 2010, the fair values of certain of the Company’s financial assets were determined using the following inputs (in thousands):

Fixed income available-for-sale-securities		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$6,178	$6,178	$—	$—
Corporate bonds(2)	73	—	73	—
United States government agency securities(2)	988	—	988	—

	$7,239	$6,178	$1,061	$—

Liabilities
Warrant Liability(3)	$8,465	$—	$—	$8,465

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheet.

The Company classifies investments within Level 1 if quote prices are available in active markets. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: United States government agencies and corporate bonds. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. As of March 31, 2011 and December 31, 2010, the Company did not hold financial assets which were recorded at fair value in the Level 3 category, which defines that one or more significant inputs or significant value drivers are unobservable. The Company’s warrant liability is recorded at fair value and classified in the Level 3 category. For further discussion, see Note 9.

A reconciliation of the beginning and ending balances for warrant liabilities using significant unobservable inputs (Level 3) as of March 31, 2011 and December 31, 2010, was as follows (in thousands):

Balance as of December 31, 2010	$8,465
Issuance of warrants	—
Loss from revaluation	1,278

Balance as of March 31, 2011	$9,743

The Company did not have any transfers between fair value measurement levels during the three months ended March 31, 2011.

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2011
	Carrying Value		Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash		$17,154	$—	$17,154
Money Market funds		6,445	—	6,445

Total cash and cash equivalents		$23,599	$—	$23,599

Short-term investments
Corporate debt securities	$		$21	$21
United States government agency securities		735	2	737

Total short-term investments		$735	$23	$758

		$24,334	$23	$24,357

	December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$22,770	$—	$22,770
Money Market funds	6,178	—	6,178

Total cash and cash equivalents	$28,948	$—	$28,948

Short-term investments
Corporate debt securities	$14	$59	$73
United States government agency securities	939	49	988

Total short-term investments	953	$108	1,061

	$29,901	$108	$30,009

Short-term investments and cash equivalents consisted of the following by original contractual maturity (in thousands):

	March 31, 2011	December 31, 2010
Due in one year or less	$6,445	$6,178
Due greater than one year and less than three years	758	1,061

Total	$7,203	$7,239

Realized gains and losses from the sale of available-for-sale investments and from other-than-temporary declines in market value are recorded in other income (expense), net. The Company did not record any other-than-temporary declines in market value during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, gross proceeds and the realized gains from the maturity of available-for-sale investments previously impaired were $0.05 million and $0.04 million, respectively. Gross proceeds were $0.1 million and there were no realized gains from the maturity of available-for-sale investments previously impaired during the three months ended March 31, 2010.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Work in progress	$3,275	$2,652
Finished goods	5,851	3,305

	$9,126	$5,957

The Company’s inventory at March 31, 2011, and December 31, 2010, consisted of finished goods of INTERCEPT disposable kits, components thereof, UVA illumination devices, and certain replacement parts for the illumination devices. The Company is responsible for supplying Fenwal, Inc. with certain components for assembly into finished INTERCEPT disposable kits. The Company accounts for these components as work-in-process until such time as the components are used in the production of finished INTERCEPT disposable kits. The Company’s work-in-process components are manufactured over a protracted length of time before being incorporated into the finished disposable kits. As a result, work-in-process costs accumulate for a period of time which can exceed one year.

Note 5. Goodwill and Other Intangible Assets

Intangible Assets

In August 2010, the Company acquired certain assets of BioOne a privately held Japanese company established to develop technologies to improve the safety of blood products in Asia. The purchased assets included the commercialization rights that the Company had previously granted to BioOne for both the platelet and plasma systems, illuminators held as saleable inventory and demonstration illuminators. No liabilities were assumed in the acquisition. As consideration for the acquired BioOne assets, at the closing of the acquisition, the Company issued 937,886 shares of its common stock to BioOne and relinquished all shares of BioOne that had been held by the Company. In addition, on February 25, 2011, the Company issued an additional 234,471 shares of common stock to BioOne. The total value of the consideration provided was $3.7 million which includes approximately $0.3 million associated with the fair value of the Company’s non-controlling equity interest in BioOne, relinquished in connection with the acquisition. The shares issued in February 2011 were not contingent on future events, and were included in the total consideration and recorded in additional paid in capital as of December 31, 2010. The INTERCEPT Asia license shown on the Company’s condensed consolidated balance sheet as an intangible asset is subject to periodic amortization over the estimated useful life of 10 years. During the three months ended March 31, 2011, there were no impairment charges and the Company did not renew or extend the term of the acquired intangible assets.

The following is a summary of intangible assets at March 31, 2011 (in thousands):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
License – INTERCEPT Asia	$2,017	$118	$1,899

Total	$2,017	$118	$1,899

The Company recognized $0.05 million in amortization expense for the three months ended March 31, 2011. Estimated annual amortization expense for each of the ensuing years is $0.2 million.

Goodwill

In August 2010, as part of the acquisition of certain BioOne assets accounted for as a business combination, the Company assigned the total consideration transferred based on each asset’s fair value, and the residual to an indefinite life intangible asset, goodwill. During the three months ended March 31, 2011, there were no impairment charges recognized and the Company did not dispose of or recognize additional goodwill. At March 31, 2011, the carrying amount of goodwill was $1.3 million and the Company had no accumulated impairment loss.

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued compensation and related	$955	$1,861
Accrued inventory	2,109	1,424
Accrued contract and other accrued expenses	2,289	2,718

	$5,353	$6,003

Note 7. Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. The Company’s facility leases qualify as operating leases and as such, are not included on its condensed consolidated balance sheets.

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

Note 8. Long-term Note Payable

Long-term note payable at March 31, 2011 consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Current Portion of note payable	$1,878	$67	$1,811
Long –term portion of note payable	2,687	33	2,654

Long-term note payable	$4,565	$100	$4,465

Long-term note payable at December 31, 2010 consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Current portion of note payable	$1,822	$75	$1,747
Long-term portion of note payable	3,178	47	3,131

Long-term note payable	$5,000	$122	$4,878

On March 31, 2010, the Company entered into a growth capital facility agreement and immediately issued a senior secured long-term note payable for $5.0 million. Notes issued under the agreement are secured by all of the Company’s assets, except intellectual property. The note carries a fixed interest rate of 12.04%, with interest only payments for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with issuing the note, the Company paid an upfront facility fee of $0.1 million and incurred closing costs of $0.1 million. The combined facility fee and closing costs have been recorded as a discount to the note payable and will be amortized as a component of interest expense using the effective interest method over the term of the note (discount is based on implied interest rate of 13.84%).

Principal and interest payments on the long-term note payable at March 31, 2011 for each of the following five years are as follows (in thousands):

Year ended December 31,	Long-Term Debt
2011	$1,745
2012	2,326
2013	1,782
2014	—
2015	—

In March 2011, the Company entered into an amendment to its growth capital facility. Under the terms of the amendment, the Company may borrow an additional $5.0 million through September 30, 2011. The terms of the additional $5.0 million note would be identical to the first note issued under the growth capital facility except the Company would not incur any additional upfront facility fees. In addition, the amendment modifies the covenants under which the Company must comply. Under the amended agreement, 2011 revenues, on a trailing six-month basis, are required to be at least 80% of projected revenues. Revenues for 2012 and beyond are required to be at least €5.7 million per quarter. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2011, the Company was in compliance with financial covenants set forth in the amended growth capital facility.

Note 9. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 shares of the Company’s common stock. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents approximately 1% of the outstanding common stock of the Company at March 31, 2011. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

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

In November 2010, the Company received net proceeds of approximately $19.7 million, after deducting placement agent’s fees and stock issuance costs of approximately $1.3 million, from a public offering of 7.4 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 1/2 of a share of common stock. Each unit was sold for $2.85, resulting in the issuance of 7.4 million shares of common stock and warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share. The warrants contain certain provisions that, under certain circumstances that may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

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

At March 31, 2011, the fair value of the warrants issued in August 2009 was determined to be approximately $3.8 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 1.29%, (ii) an expected term of 3.40 years, (iii) no dividend yield and (iv) a volatility of 79%.

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

At March 31, 2011 the fair value of the warrants issued in November 2010 was determined to be approximately $6.0 million using the binomial-lattice option valuation model applying the following assumptions: (i) a risk-free rate of 2.24%, (ii) an expected term of 4.62 years, (iii) no dividend yield and (iv) a volatility of 71%.

For the three months ended March 31, 2011 and March 31, 2010, due to the increase in fair value of the warrants, the Company recorded losses of $1.3 million and $1.0 million, respectively, on its condensed consolidated statement of operations in non-operating income (expense), net. At March 31, 2011 no warrants had been exercised.

Stockholder Rights Plan

In October 2009, the Company’s Board of Directors adopted an amendment to its 1999 stockholder rights plan, commonly referred to as a “poison pill.” that the stockholder right plan is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company’s common stock, or the common stock of an acquirer, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company’s common stock without the approval of the Board of Directors under certain circumstances. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan.

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

The Company does not recognize stock-based compensation on stock options that contain performance conditions, until such time as the performance criteria are probable of being achieved. As such, the Company had not recorded any such stock based compensation for the 50,000 performance-based stock options granted, which remain outstanding at March 31, 2011.

Total stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011, and 2010, was as follows (in thousands):

	2011	2010
Research and development	$109	$62
Selling, general and administrative	363	263

	$472	$325

Activity under the Company’s equity incentive plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share ($)
Balances at December 31, 2010	7,007	$6.42
Granted	144	2.48
Cancelled	(207)	36.59
Exercised	—	—

Balances at March 31, 2011	6,944	$5.44

Note 11 – Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss for all periods presented comprises unrealized holding gains and losses on our available-for-sale securities, which are excluded from net loss and included as a component of stockholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss:
As reported	$(5,010)	$(5,273)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	(85)	47

Comprehensive loss	$(5,095)	$(5,226)

Note 12. Development and License Agreements

Agreements with Baxter and Fenwal

In connection with the transfer of commercialization rights to the Company in February 2006, Baxter International Inc., or Baxter, agreed to supply, at the Company’s expense, certain transition services, including regulatory, technical and related administrative support through December 31, 2006. During that 2006 transition period, the Company recorded receivables of $2.8 million from Baxter and payables of $4.7 million to Baxter, associated with those transition services. The Company and Baxter had disputed the amounts owed, although the Company recorded the transition service receivables and payables on its condensed consolidated balance sheets. In December 2009, the Company and Baxter entered into a settlement agreement with both parties waiving all rights and obligations associated with the 2006 transition services. In consideration for agreeing to the settlement, the Company agreed to pay Baxter $0.5 million which was recorded as a payable on its December 31, 2009 consolidated balance sheet. The $0.5 million payable was paid by the Company in 2010.

As a result of Baxter’s sale of its transfusion therapies division in 2007 to Fenwal, the Company has certain agreements with Fenwal which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% for the plasma system, 5% for the red blood cell system, and 6.5% on sales of UVA illuminators. During the three months ended March 31, 2011, and March 31, 2010, the Company made royalty payments to Fenwal of $0.5 million and $0.4 million, respectively. At March 31, 2011 and December 31, 2010, the Company owed royalties to Fenwal of $0.6 million and $0.5 million, respectively.

In December 2008, the Company extended its agreement with Fenwal to manufacture finished disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing agreement, the Company pays Fenwal a set price per kit, which is established annually plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the annually estimated production volumes. The Company made payments to Fenwal of $2.2 million and $3.4 million, relating to the manufacturing of the Company products during the three months ended March 31, 2011 and March 31, 2010, respectively. At March 31, 2011 and December 31, 2010, the Company owed Fenwal $4.1 million and $2.3 million, respectively, for INTERCEPT disposable kits manufactured. The Company had a receivable due from Fenwal of $0.03 million and $0.2 million, at March 31, 2011 and December 31, 2010, respectively.

Cooperative Agreements with the United States Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreements, the Company is conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the United States Armed Forces. This funding supports advanced development of the Company’s red blood cell system. The Company recognized $0.4 million and $0.2 million of revenue under these agreements during the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 13. Segment Information and Geographic Information

At March 31, 2011 and 2010, the Company operated only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating income (loss) of the blood safety segment.

During the three months ended March 31, 2011, and 2010, the Company had the following significant customers, listed as a percentage of product revenue:

Customer	2011	2010
Movaco, S.A. (Spain and other EU countries)	27%	23%
Etablissement Francais du Sang (France)	23%	16%
Service Francophone du Sang (Belgium)	10%	13%

Each of the above customers accounts for at least 10% of product revenue and operates in a country outside of the United States. During the three months ended March 31, 2011 and 2010, the Company also recognized government grants and cooperative agreement revenue which represents 7% and 4% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood Systems, the anticipated progress of our research, development and clinical programs, our ability to manage cost increases associated with pre-clinical and clinical development for the INTERCEPT Blood Systems, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood Systems, the ability of our products to inactivate pathogens that may emerge in the future, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, market acceptance of our products, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, the complexity of our supply chain and our reliance on suppliers, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, our use of hazardous materials in the development of our products, product liability, our need for additional financing, our limited operating history and expectation of continuing losses, our need to maintain compliance with loan covenants, business interruption due to earthquake, protection of our intellectual property rights, volatility in foreign currencies and our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, and other factors discussed below and under the caption “Risk Factors,” in Item 1A of this Quarterly Report on Form 10-Q and in our other documents filed with the Securities and Exchange Commission. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of blood safety systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. Our INTERCEPT platelet system, or the “platelet system,” and our INTERCEPT plasma system, or the “plasma system,” have received CE marks and are being marketed in a number of countries in Europe, The Commonwealth of Independent States, or CIS, and the Middle East and selected countries in other regions around the world. In addition, we plan to continue development of our INTERCEPT red blood cell system. Subject to the availability of adequate funding from partners, government grants and/or capital markets, we also plan to pursue regulatory approval of the INTERCEPT platelet and plasma systems in the United States.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical development of our red blood cell system, costs associated with pursuing regulatory approval in geographies where we do not currently sell INTERCEPT, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances net of debt owed, will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We may borrow additional capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The overall economic turmoil has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the disruptions to the credit and financial markets in the United States and worldwide, or as a result of other factors, we may need to curtail planned development or commercialization activities.

Historically, we have received significant awards in funding under cooperative agreements with the United States Department of Defense, or DoD for the INTERCEPT Blood System. Further funding awarded under federal grants and cooperative agreements for the INTERCEPT Blood System may decline when compared to historic levels. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount of government funding available. If we are unable to obtain federal grant and cooperative agreement funding for the continued development of the INTERCEPT system in the United States at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs. We recognize growing, but still relatively modest, product revenues from the sale of our platelet and plasma systems in Europe, the CIS countries, the Middle East, and certain other countries around the world. We must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses at least until after our platelet and plasma systems gain widespread commercial adoption in markets where our products are approved for commercialization and in other regions around the world. Our ability to achieve a profitable level of operations in the future will depend on our ability to successfully commercialize and achieve market acceptance of our blood safety products. We may never achieve a profitable level of operations.

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

Through March 31, 2011, in addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from grants and cooperative agreements with the Armed Forces.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue— We recognize revenue in accordance with the ASC Topic 605-25, “Revenue Recognition - Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order and signed sales contract as evidence of a written agreement. We sell INTERCEPT Blood System for platelets and plasma directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, we evaluate whether the delivered elements have stand-alone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within our control. When all of these conditions are met, we recognize the revenue on the delivered elements. If these conditions are not met, we defer revenue until such time as all of the conditions have been met or all of the elements have been delivered. Prior to adoption of ASU No. 2009-13, consideration received was allocated to elements that were identified as discrete units of accounting based on the relative fair value method. Beginning January 1, 2011, consideration received is allocated to elements that are identified as discrete units of accounting based on BESP, as consistent VSOE, is not discernable. We have determined that VSOE is not discernable due to our limited history of selling our products and variability in our pricing. Since the Company’s products are novel and unique and are not sold by others, TPE is unavailable. Freight costs charged to customers are recorded as a component of revenue and value-added-taxes, or VAT, that we invoice to our customers and remit to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

•Inventory – We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our condensed consolidated balance sheet, can take over one year to complete production before being utilized in finished disposable kits. Under our manufacturing agreement with Fenwal, our carrying value of INTERCEPT disposable kits is dependent on an annually set price. In addition, at the end of each year, volume driven manufacturing overhead is either paid or refunded by or to us if manufacturing volumes are higher or lower than the anticipated manufacturing volumes at the time the price is established. As a result, manufacturing overhead can fluctuate and requires us to use judgment in accruing the manufacturing overhead. In addition, we use judgment in determining whether the manufacturing overhead is a cost of our inventory and recoverable when product is sold. We use significant judgment and evaluate manufacturing variances incurred during periods of abnormally low production by considering a variety of factors including the reasons for low production volumes, anticipated future production levels that correlate to and offset volumes experienced during abnormally low production cycles, and contractual requirements. We record manufacturing variances incurred during periods without production as a component of cost of product revenue.

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

•Purchased intangible assets and goodwill – We purchased certain assets from BioOne in 2010. For accounting purposes, we accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with of the acquisition, we used significant judgment in identifying the assets acquired and in determining the fair values to record the purchased assets on our balance sheet. Some areas requiring significant judgment include cash flows, discount rates, and economic lives. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to Cerus as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We will perform an impairment test on goodwill annually or when indicators of impairment exist.

•Warrants – In 2009 and 2010, we issued warrants to purchase 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price and date issued. The outstanding warrants are classified as a liability, and as such, the fair value of the warrants is recorded on the consolidated balance sheet. At each subsequent reporting period, the fair value of the warrants are adjusted, with changes in fair value of the warrants reflected on the consolidated balance sheet and gains and losses recognized in the consolidated statements of operations as a component of non-operating income (expense). The fair value of the warrants is estimated using the binomial-lattice option-pricing model. This model requires that we use significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that we rely on include probability of a change of control occurring, the volatility of our stock over the life of the warrant, and assumptions and inputs used to value the warrants under the Black-Scholes model should a change of control occur.

•Stock-based compensation – We issue stock-based awards to our employees, members of our Board of Directors, our Scientific Advisory Board and certain contractors as strategic, long-term incentives. We recorded stock-based compensation expense for employee awards in accordance with ASC Topic 505-50, “Compensation – Stock Compensation”. We use the Black-Scholes option pricing model to determine the grant-date fair value of a stock award. We continue to apply the provisions of “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunctions with Selling, Goods or Services,” for our non-employee stock-based awards. Under the provisions, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations.

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

•Income Taxes – Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that have a lower than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at March 31, 2011 or 2010. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed.

Results of Operations

Three-Month Periods Ended March 31, 2011, and 2010

Revenue

	Three months ended March 31,
(in thousands, except percentages)	2011	2010	Change
Product revenue	$6,183	$5,500	$683	12%
Government grant and cooperative agreements	436	222	214	96%

Total revenue	$6,619	$5,722	$897	16%

Product revenue increased $0.7 million to $6.2 million during the three months ended March 31, 2011, compared to $5.5 million during the comparable period in the prior year. The increase in product revenue was primarily a result of an increase in disposable kit sales to customers, which was slightly offset by lower illuminator sales during the three months ended March 31, 2011 compared to same period in 2010. Sales of disposable platelet and plasma system kits directly to existing customers continued growing due to increased market penetration and customer adoption of the INTERCEPT Blood System in Europe, the CIS countries, and the Middle East. We expect product revenues for both the platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements increased $0.2 million to $0.4 million for the three months ended March 31, 2011, from $0.2 million for the comparable period in 2010. The increase was due primarily to an increase in activities subject to reimbursement under current awards with the DoD for research activities related to our INTERCEPT Blood System for red blood cells program.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three months ended March 31,
(in thousands, except percentage)	2011	2010	Change
Cost of product revenue	$3,445	$3,158	$287	9%

Cost of product revenue increased $0.3 million to $3.4 million during the three months ended March 31, 2011, from $3.2 million during the comparable period in the prior year. The increase in cost of revenue was primarily due to a higher number of disposable kits sold during the three months ended March 31, 2011 compared to March 31, 2010. We anticipate our cost of product revenue will increase in the future as a result of increased product sales.

Our realized gross margins on product sales were 44% during the three months ended March 31, 2011, up from 43% during the three months ended March 31, 2010. Changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments, which, depending on sales volumes to those distributors receiving tiered volume discounts, may impact our gross margins.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock-based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs for licensed technologies, costs associated with our infrastructure, and laboratory chemicals and supplies.

	Three months ended March 31,
(in thousands, except percentage)	2011	2010	Change
Research and development expenses	$1,808	$1,250	$558	45%

Research and development expenses increased $0.6 million to $1.8 million for the three months ended March 31, 2011, from $1.3 million for the comparable period in 2010. Of the total research and development costs incurred, non-cash stock-based compensation was $0.1 million for both the three months ended March 31, 2011 and 2010. The increase in our research and development expenses during the three months ended March 31, 2011 compared to 2010 was a result of development work relating to the red blood cell program.

We anticipate our research and development spending will continue to increase over the near term to further our red blood cell system development efforts or pursue regulatory approval for our products in the United States. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future pre-clinical and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; see “Risk Factors” in Part II, Item 1A below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock- based compensation, expenses for our commercialization efforts in Europe, expenses for accounting, tax, and internal control, legal and facility-related expenses, and insurance premiums.

	Three months ended March 31,		Change
(in thousands, except percentage)	2011	2010
Selling, general, and administrative	$5,528	$5,270	$258	5%

Selling, general, and administrative expenses increased $0.3 million to $5.5 million for the three months ended March 31, 2011, from $5.3 million for the comparable period in 2010. Of the $5.5 million and $5.3 million of selling, general and administrative expenses recognized during the three months ended March 31, 2011 and 2010, respectively, $0.4 million and $0.3 million was non-cash stock-based compensation recognized during the respective periods. Overall, this slight increase in selling, general and administrative resulted from the increase in expenses relating to expansion of our marketing efforts in Europe.

We anticipate that we will be focused on maintaining our selling, and general and administrative spending around the current levels over the coming year as part of a larger effort to focus our resources, contain operating expenses and conserve cash.

Amortization of Intangible Assets

In August 2010, we acquired certain assets of BioOne in a transaction accounted for as a business combination under ASC Topic 805, Business Combinations. The total consideration of $3.7 million was allocated to the assets acquired based on their fair values. We determined that we had acquired certain intangible assets consisting of a license to commercialize INTERCEPT in certain Asian countries and assigned a value of $2.0 million to the license. The license is being amortized over an estimated useful life of 10 years and will be reviewed for impairment as facts and circumstances warrant.

	Three months ended March 31,		Change
(in thousands, except percentage)	2011	2010
Intangible asset amortization	$50	$—	$50	100%

Intangible asset amortization costs incurred relating to the Asia license were $0.05 million, during the three months ended March 31, 2011. There were no intangible asset amortization related costs recorded during the comparable period in 2010, as the acquisition occurred during the second half of 2010. The intangible asset is subject to periodic amortization over the estimated useful life of 10 years.

Acquisition-Related Costs, Net

We incurred transactions costs associated with our acquisition of certain assets of BioOne in 2010. The business combination related costs include, but are not limited to, legal fees, transfer agent fees, accounting fees, and consulting fees directly attributable to the business combination.

	Three months ended March 31,		Change
(in thousands, except percentage)	2011	2010
Acquisition-related costs, net	$—	$251	$(251)	(100)%

There were no acquisition related costs recorded during the three months ended March 31, 2011. There were $0.3 million of acquisition-related costs incurred during the comparable period in 2010. All costs related to the acquisition of certain assets from BioOne were recorded in 2010.

Non-Operating Income (Expense)

Non-operating income (expense) consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our note payable, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three months ended March 31,
(in thousands, except percentages)	2011	2010	Change
Revaluation of warrant liability	$(1,278)	$(962)	$(316)	(33)%
Foreign exchange gain (loss)	697	(98)	795	811%
Interest expense	(233)	(5)	(228)	(4,560)%
Other income (expense), net	16	(1)	17	1,700%

Total non-operating income (expense)	$(798)	$(1,066)	$268	25%

Warrant liability

Warrant liability revaluation loss was $1.3 million for the three months ended March 31, 2011, compared to $1.0 million during the comparable period in 2010. The increased loss of $0.3 million was primarily due to the change in the underlying stock price of the Company. We issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock in August 2009 and November 2010, respectively, in connection with offerings of our common stock. The fair value of the warrants is estimated using the binomial-lattice option-pricing model. The warrants will continue to be reported as a liability until such time as the instruments are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. At March 31, 2011, no warrants had been exercised. If the warrants are reclassified from a liability to equity, the fair value of the warrants would be recorded in stockholders’ equity and no further adjustment would be made in subsequent periods. Future changes in stock price will result in similar adjustments as needed.

Foreign exchange gain (loss)

We recorded foreign currency gains of $0.7 million for the three months ended March 31, 2011, compared to losses of $0.1 million for the comparable period of 2010. The increased gain of $0.8 million in foreign currency was primarily attributable to favorable foreign currency variations between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense was $0.2 million for the three months ended March 31, 2011, compared to an expense of $0.01 million for the comparable period of 2010. The increase in interest expense was due to interest incurred from borrowings on our credit facility, entered into on March 31, 2010. Accordingly, relatively little interest expense was incurred during the three months ended March 31, 2010 compared to March 31, 2011. In addition, during the three months ended March 31, 2011, we incurred increased interest expense as a result of recently financed leasehold improvements for our headquarters.

Other income (expense), net

Other income (expense), net was income of $0.02 million for the three months ended March 31, 2011, compared to $0.001 million of expense during the comparable period in 2010. The increase in income was primarily due to a realized gain on a maturing investment, offset by lower interest income resulting from lower cash and short-term investment balances and lower yields on those balances.

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

At March 31, 2011, we had cash, cash equivalents and short-term investments of $24.4 million. Net cash used in operating activities was $5.1 million for the three months ended March 31, 2011, compared to $5.9 million during the comparable period in 2010. The decrease in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably inventory, accounts payable and accrued liabilities. We significantly increased our inventory balances during the three months ended March 31, 2011. Offsetting this cash consumption was the effect of increases to our accounts payable balances. Net cash provided by investing activities during the three months ended March 31, 2011 was $0.2 million compared to $0.5 million during the comparable period in 2010. The decrease was primarily due to fewer maturities of short-term investments. Over the past year, as our investments have matured we have not reinvested the proceeds into similar investments, but have generally invested the proceeds in money market funds with original maturities less than 90 days. Net cash used in financing activities during the three months ended March 31, 2011, was $0.5 million compared to $5.0 million of net cash provided by financing activities during the comparable period in 2010. The decrease in cash provided from financing activities during the three months ended March 31, 2011 was primarily due to proceeds received during the three months ended March 31, 2010 from the issuance of a long-term note payable. Working capital decreased to $17.2 million at March 31, 2011 from $22.1 million at December 31, 2010, primarily due to lower balances in cash and investments and increased balances on accounts payable and on our warrant liability, which was only partially offset by higher inventories and increased prepaid assets.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical development of our red blood cell system, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances, net of debt owed, will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We may borrow additional capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The overall economic turmoil has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital, we may need to curtail planned development or commercialization activities.

Historically, we have received substantial funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Further funding awarded under federal grants and cooperative agreements for the INTERCEPT Blood Systems may decline when compared to historic levels. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount of government funding available. If we are unable to obtain federal grant and cooperative agreement funding for the continued development of the INTERCEPT system in the United States at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

In late October 2008 we filed a shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities. We have issued approximately $34.2 million of the securities registered for issuance pursuant to the shelf registration statement.

Commitments and Off-Balance Sheet Arrangements

Commitments

Our commitments are as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase requirements	$4,507	$3,764	$743	$—	$—
Operating leases	2,152	737	1,108	307	—
Other commitment	1,400	281	306	287	526
Long-term note payable	5,852	2,326	3,526	—	—

Total contractual obligations	$13,911	$7,108	5,683	594	526

Our minimum purchase commitments include certain components of our INTERCEPT blood safety system that we purchase from third party manufacturers and supplied to Fenwal for use in manufacturing finished disposable kits.

Operating Leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. On December 10, 2009 we exercised a ten year extension option to extend the term of our lease relating to 2550 Stanwell Drive in Concord, California. By exercising this extension option, our lease payments have increased. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheet.

Other commitments

Our other commitments consist of financing obligations for payment of recently financed leasehold improvements for our headquarters and certain insurance premiums that expire in 2011. In addition to the operating leases we have for office and laboratory space, certain of our leases provide for landlord-financed leasehold improvements. At March 31, 2011, we had financed $1.1 million of leasehold improvements. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. Our Concord California lease may be canceled no earlier than December 2015, at which time we would be required to pay for any remaining portion of the landlord financed leasehold improvements.

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

Under the growth capital facility, subject to certain conditions including compliance with covenants, an additional $5.0 million was available to be drawn between September 30, 2010 and December 31, 2010. As of December 31, 2010, we had not drawn down on the additional $5.0 million, and we incurred a non-utilization fee of $0.1 million as a result. In March 2011, we entered into an amendment with the lender. Under the terms of the amended agreement, we may borrow an additional $5.0 million through September 30, 2011. The terms of the additional $5.0 million note would be identical to the first note issued under the growth capital facility. We would not incur any additional upfront facility fees. As of March 31, 2011, we had not drawn down on the additional $5.0 million.

We are required to maintain compliance with certain customary and routine financial covenants. Additionally, the note requires us to generate minimum revenues at certain pre-established levels. Under the amended agreement, our 2011 revenues are required to be at least 80% of our projected revenues on a trailing six-month basis. For 2012 and beyond, our revenues are required to be at least €5.7 million per quarter. As of March 31, 2011 we were in compliance with financial covenants set forth in the growth capital facility.

Financial Instruments

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains at March 31, 2011 and 2010 totaled $0.02 million and $0.1 million, respectively.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity United States government agency securities, corporate debt securities, money market funds and interest-bearing accounts with financial institutions. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the United States mortgage industry and financial institutions. We did not recognize any other than temporary impairments during the three months ended March 31, 2011 or 2010. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no contractual arrangements that create potential material risk for us and are not recognized in our condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief accounting officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and our chief accounting officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have not submitted any applications for regulatory approval of the plasma system in the United States or any other regions other than in Europe. INTERCEPT-treated plasma was recently granted orphan drug status by the FDA for the treatment of thrombotic thrombocytopenic purpura. Although we have completed clinical trials in this patient population, the FDA may require us to complete additional clinical trials before approval would be granted. Should the FDA require us to complete additional clinical trials, we would need to secure adequate funding before we would initiate a trial.

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

We plan to initiate a Phase III clinical trial in Europe upon acceptance of a clinical trial application by European regulators. Regulators could require that an additional recovery and lifespan study would need to be completed prior to initiating our planned Phase III clinical trial, which could prolong development of the red blood cell program. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase.

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

We have entered into contracts, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our pathogen inactivation products directly. We have entered into geographical distribution agreements for distribution in a number of countries in Europe, the CIS countries, the Middle East, and Australia. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. They may fail to sell product inventory they have purchased from us to end customers. Initial purchases of UVA illuminators or disposable kits by these third parties may not lead to follow-on purchases of disposable platelet and plasma system kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

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

Our product supply chain requires us to purchase certain components in minimum quantities and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash.

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

We will need to identify and contract with manufacturers who can develop processes to manufacture the compounds used in the red blood cell system. For commercial manufacturing, we will need to demonstrate to regulatory authorities that the commercial scale manufacturing processes comply with government regulations and that the compounds are equivalent to originally licensed compounds. It may be difficult to economically manufacture the red blood cell system on a commercial scale.

If our competitors develop superior products to ours or market their products more effectively than we market our products, our commercial opportunities could be reduced or eliminated.

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

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including non-lipid-enveloped pathogens, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, for which our products have not demonstrated a high level of inactivation. While our products can effectively inactivate a broad spectrum of pathogens in blood components, including more robust inactivation of many pathogens than has been shown by other companies, market acceptance of our products may be reduced if customers determine that competitor’s products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitor’s products are safer or more cost effective than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. CaridianBCT is developing a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that CaridianBCT has also conducted a clinical trial on a pathogen inactivation system for whole blood. CaridianBCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. We understand CaridianBCT was recently acquired by Terumo Corporation, a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly Japan, may be impaired we may be unable to compete effectively with Terumo’s resources and their pre-existing relationships with regulators and customers. Other companies developing competing products may also offer and sell other blood-banking products and services. As a result, competitors may have pre-existing long-term relationships with customers and may be able to offer synergies for both pathogen inactivation and non-pathogen inactivation products that we are unable to offer.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical development of our red blood cell system, costs associated with pursuing regulatory approval in geographies where we do not currently sell the INTERCEPT Blood System, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that our available cash balances, net of debt owed will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow capital from institutional and commercial banking sources. Potential borrowings may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to product revenues, our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

Our ability to raise additional capital may be adversely impacted by global, regional or national economic conditions. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional capital we may need to curtail planned development. We expect to prioritize continued commercialization of the platelet and plasma systems in Europe, the CIS, and the Middle East and in selected countries in other regions around the world. In addition, we are developing and plan to perform the required clinical trials for product approval and commercialization of the red blood cell system. To the extent that we are able to find funding, we will seek regulatory approval of the platelet or plasma systems in the United States.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2009 to March 31, 2011, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $0.59 to a high of $4.01. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of Registered Direct Common Warrant.

4.6(7)	Form of Warrant to Purchase Common Stock.

10.38(8) ††	Amendment to Credit Facility

10.39(8)(**)	2011 Named Executive Officer Compensation

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (No. 000-21937), for the quarter ended June 30, 2010.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated June 17, 2008.
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated October 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated August 20, 2009.
(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated November 12, 2010.
(8)	Filed herewith.
††	Registrant has requested confidential treatment for portions of this exhibit.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(**)	Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 6, 2011	/s/ Kevin D. Green
Kevin D. Green
Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1.1(1)	Restated Certificate of Incorporation of Cerus Corporation, as amended to date.

3.2(2)	Amended and Restated Bylaws of Cerus.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of Registered Direct Common Warrant.

4.6(7)	Form of Warrant to Purchase Common Stock.

10.38(8) ††	Amendment to Credit Facility

10.39(8)(**)	2011 Named Executive Officer Compensation

31.1	Certification of the Chief Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (No. 000-21937), for the quarter ended June 30, 2010.
(2)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated June 17, 2008.
(3)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated October 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated August 20, 2009.
(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 000-21937), dated November 12, 2010.
(8)	Filed herewith.
††	Registrant has requested confidential treatment for portions of this exhibit.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(**)	Compensatory Plan.