Form 10-Q/A
period 2011-06-30
CERUS CORP
filed 2011-08-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Cerus Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed on August 8, 2011 (the “Original Filing”), solely to (1) re-file Exhibit 10.42 thereto and (2) furnish Interactive Data Files as Exhibits 101 in accordance with Rule 405(a)(2) of Regulation S-T. In connection therewith, this Form 10-Q/A also amends Part II, Item 6 of the Original Filing and the Exhibit Index thereto. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

This Form 10-Q/A does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the Original Filing, except as specified above. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

ITEM 6. EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Cerus Corporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(3)	Amended and Restated Bylaws of Cerus.

4.2(4)	Specimen Stock Certificate.

4.3(5)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(7)	Form of Registered Direct Common Warrant.

4.6(8)	Form of Warrant to Purchase Common Stock.

10.40(9)(**)	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.41(10)	At-The-Market Issuance Sales Agreement, dated June 3, 2011, by and between Cerus Corporation and McNicoll, Lewis & Vlak LLC.

10.42(11)(**)	2008 Equity Incentive Plan, as amended.

31.1(12)	Certification of the Principal Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(12)	Certification of the Principal Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(11)	Certification of the Principal Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(11)	Certification of the Principal Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(12)(*)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(13)	XBRL Instance Document.

101.SCH(13)	XBRL Taxonomy Extension Schema Document.

101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(13)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 333-72185), filed with the SEC on November 12, 1999.

(2)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended June 30, 2010.

(3)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), dated June 17, 2008.

(4)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(5)	Incorporated by reference to Cerus’ Quarterly Report on form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.

(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.

(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

(8)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.

(9)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on May 18, 2011.

(10)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 6, 2011.

(11)	Filed herewith.

(12)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended June 30, 2011.

(13)	Furnished herewith. Pursuant to applicable securities laws and regulations, Cerus Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as Cerus Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(**)	Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 30, 2011	/s/ Kevin D. Green
Kevin D. Green
Chief Accounting Officer
(on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Restated Certificate of Incorporation of Cerus Corporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(3)	Amended and Restated Bylaws of Cerus.

4.2(4)	Specimen Stock Certificate.

4.3(5)	Stockholder Rights Plan, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(7)	Form of Registered Direct Common Warrant.

4.6(8)	Form of Warrant to Purchase Common Stock.

10.40(9)(**)	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.41(10)	At-The-Market Issuance Sales Agreement, dated June 3, 2011, by and between Cerus Corporation and McNicoll, Lewis & Vlak LLC.

10.42(11)(**)	2008 Equity Incentive Plan, as amended.

31.1(12)	Certification of the Principal Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(12)	Certification of the Principal Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(11)	Certification of the Principal Executive Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(11)	Certification of the Principal Financial Officer of Cerus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(12)(*)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(13)	XBRL Instance Document.

101.SCH(13)	XBRL Taxonomy Extension Schema Document.

101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(13)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 333-72185), filed with the SEC on November 12, 1999.

(2)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended June 30, 2010.

(3)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), dated June 17, 2008.

(4)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(5)	Incorporated by reference to Cerus’ Quarterly Report on form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.

(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.

(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

(8)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.

(9)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on May 18, 2011.

(10)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 6, 2011.

(11)	Filed herewith.

(12)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended June 30, 2011.

(13)	Furnished herewith. Pursuant to applicable securities laws and regulations, Cerus Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as Cerus Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(**)	Compensatory plan.