Form 10-Q
period 2011-09-30
CERUS CORP
filed 2011-11-03
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 26, 2011, there were 48.1 million shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER  30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011 (Unaudited)	December 31, 2010 (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,761	$28,948
Short-term investments	457	1,061
Accounts receivable, net of allowance of $48 and $51 at September 30, 2011 and December 31, 2010, respectively	4,783	4,792
Inventories	9,591	5,957
Prepaid and other current assets	1,082	997

Total current assets	30,674	41,755
Non-current assets:
Property and equipment, net	2,045	2,390
Goodwill	1,316	1,316
Intangible assets, net	1,798	1,950
Restricted cash	306	305
Other assets	413	451

Total assets	$36,552	$48,167

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,780	$3,230
Accrued liabilities	5,687	6,003
Deferred revenue	74	248
Current portion of long-term debt	0	1,747
Current portion of capital lease obligations	0	10
Warrant liability	4,643	8,465

Total current liabilities	14,184	19,703
Non-current liabilities:
Long-term debt	4,910	3,131
Long-term portion of capital lease obligations	0	6
Other non-current liabilities	1,290	1,595

Total liabilities	20,384	24,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock	9,496	9,496
Common stock	48	47
Additional paid-in capital	442,561	441,034
Accumulated other comprehensive income	1	108
Accumulated deficit	(435,938)	(426,953)

Total stockholders’ equity	$16,168	$23,732

Total liabilities and stockholders’ equity	$36,552	$48,167

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$7,770	$4,521	$20,706	$15,712
Government grants and cooperative agreements	1,479	470	1,915	936

Total revenue	9,249	4,991	22,621	16,648
Cost of product revenue	4,650	2,324	12,073	8,416

Gross profit	4,599	2,667	10,548	8,232
Operating expenses:
Research and development	1,814	1,282	5,616	3,776
Selling, general and administrative	5,380	5,089	17,115	15,664
Amortization of intangible assets	51	0	152	0
Acquisition related costs, net	0	(201)	0	182

Total operating expenses	7,245	6,170	22,883	19,622

Loss from operations	(2,646)	(3,503)	(12,335)	(11,390)

Non-operating income (expense):
Gain (Loss) from revaluation of warrant liability	5,439	(721)	3,822	(2,336)
Foreign exchange gain (loss)	(39)	827	400	(246)
Interest expense	(394)	(226)	(847)	(458)
Other expense, net	(22)	(8)	(25)	(33)

Total non-operating income (expense), net	4,984	(128)	3,350	(3,073)

Net income (loss)	$2,338	$(3,631)	$(8,985)	$(14,463)

Net income (loss) per common share:
Basic	$0.05	$(0.09)	$(0.19)	$(0.37)
Diluted	$0.05	$(0.09)	$(0.19)	$(0.37)
Weighted average common shares outstanding used for calculating net income (loss) per common share:
Basic	47,710	39,310	47,600	39,020
Diluted	48,820	39,310	47,600	39,020

See notes to condensed consolidated financial statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(8,985)	$(14,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761	561
Stock-based compensation	1,386	1,300
(Gain) Loss from revaluation of warrant liability	(3,822)	2,336
(Gain) Loss on sale of fixed assets	(20)	143
Gain on non-controlling equity interest	0	(315)
Non-cash interest expense	0	101
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	9	113
Inventories	(3,634)	643
Other assets	(85)	(149)
Accounts payable	550	(1,347)
Accrued restructuring	0	(113)
Accrued liabilities	(472)	1,091
Deferred revenue	(174)	(112)

Net cash used in operating activities	(14,486)	(10,211)
Investing activities
Purchase of furniture, equipment and leasehold improvements	(117)	(1,690)
Purchase of certain other assets	(90)	(37)
Sales of investments	0	88
Maturities of investments	497	1,293

Net cash provided by (used in) investing activities	290	(346)
Financing activities
Net proceeds from issuance of common stock due to exercise of stock options and purchase from ESPP	142	356
Proceeds from note payable, net of discount	4,910	4,855
Payments on capital lease obligations and notes	(5,043)	(57)

Net cash provided by financing activities	9	5,154

Net decrease in cash and cash equivalents	(14,187)	(5,403)
Cash and cash equivalents, beginning of period	28,948	17,287

Cash and cash equivalents, end of period	$14,761	$11,884

Supplemental disclosures:
Common stock issued in connection with the acquisition of certain assets of BioOne	$0	$3,423
Cash paid for interest	$835	$379

See notes to condensed consolidated financial statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as Cerus or the Company) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made for the three and nine months ended September 30, 2011. As previously reported in the Company’s 2010 Annual Report on Form 10-K in “Note 18. Quarterly Financial Information” in the Notes to Consolidated Financial Statements, adjustments relating to the acquisition of certain assets from BioOne Corporation (“BioOne”) were made to previously reported financial statements for the three and nine months ended September 30, 2010. These adjustments increased long-term assets and reduced operating expenses by $0.2 million for the three months ended September 30, 2010, and reduced long-term assets and increased operating expenses by $0.2 million for the nine months ended September 30, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any future periods.

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

Revenue

The Company recognizes revenue in accordance with the ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable. The Company’s main sources of revenues through September 30, 2011 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelets and plasma systems”) and United States government grants and awards.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all INTERCEPT Blood System products, the Company uses a binding purchase order and signed sales contract as evidence of written agreement. The Company sells its platelets and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company evaluates whether the delivered elements have stand-alone value to the customer. Effective January 1, 2011, the Company adopted the revised guidance in Accounting Standard Update (“ASU”) No. 2009-13, which was issued by the Financial Accounting Standards Board (“FASB,”) in October 2009 related to revenue recognition in accordance with the Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition—Arrangements with Multiple Deliverables,” on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. Under the revised guidance, companies must assess whether or not revenue arrangements with multiple deliverables exist under the revised guidance, how the deliverables should be separated and how the consideration should be allocated to the elements. Prior to adoption of ASU No. 2009-13, consideration received was allocated to elements that were identified as discrete units of accounting based on the relative fair value method. Beginning January 1, 2011, upon the adoption of ASU No. 2009-13, consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price. The Company has determined that vendor specific objective evidence is not discernable due to the

Company’s limited history of selling its products and variability in its pricing. Since the Company’s products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable. The adoption of the revised guidance did not have a material impact on the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2011 nor is it currently anticipated to have a material impact on future periods.

At September 30, 2011 and December 31, 2010, the Company had $0.1 million and $0.2 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments, are recorded on a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. The Company receives certain United States government grants and contracts that support research in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. Investments with original maturities of greater than three months but less than one year from the date of purchase are classified as short-term investments. These investments primarily consist of marketable debt securities, which include money market instruments and United States government agency securities, and are classified as available-for-sale.

In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheets. Realized gains and losses from the sale or maturity of available-for-sale investments are recorded in “Other expense, net” on the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest expense.

The Company also reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value are recorded in “Other expense, net” on the Company’s condensed consolidated statements of operations.

As of September 30, 2011, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded as restricted cash on its condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. Generally, all of the Company’s remaining investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2011, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist. However, in connection with the Company’s revolving line of credit, as discussed in Note 9 in the Notes to condensed consolidated financial statements, the Company purchased a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its balance sheet and records a charge on its condensed consolidated statement of operations.

The Company had recorded allowances for potentially uncollectible accounts receivable of approximately $0.1 million at both September 30, 2011 and December 31, 2010. Actual collection losses may differ from management’s estimate, and such differences could have a material impact to the Company’s financial position and results of operations.

The Company had three customers each accounting for more than 10% of the Company’s outstanding trade receivables, which accounted for approximately 66% of outstanding trade receivables, at September 30, 2011. The Company had four customers each accounting for more than 10% of the Company’s outstanding trade receivables, which accounted for approximately 63% of outstanding trade receivables at December 31, 2010. To date, the Company has not experienced collection difficulties from these customers.

Inventories

Inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fenwal, Inc. (“Fenwal”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. In addition, it is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2011 and December 31, 2010, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheet based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company frequently reviews the composition of inventory to identify obsolete, slow-moving or otherwise unsalable items. To the extent unsalable items are observed and there is no alternative use, the Company writes-down its inventory to net realizable value in the period that it is first recognized. The write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2011 and December 31, 2010, the Company had $0.2 million and $0.4 million, respectively, reserved for potential obsolete or expiring product.

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

Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. The Company evaluates goodwill on an annual basis on August 31 of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported by NASDAQ. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

See Note 6 in the Notes to condensed consolidated financial statements for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2011 and 2010.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States Dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of less than $(0.1) million and $0.8 million during the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $(0.2) million during the nine months ended September 30, 2011 and 2010, respectively.

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

See Note 11 in the Notes to condensed consolidated financial statements for further information regarding the Company’s stock-based compensation assumptions and expenses.

Warrant Liability

In August 2009 and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. The Company classified the warrants as a liability on its condensed consolidated balance sheets as the warrants contain certain material terms which require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants (as determined in accordance with the Black-Scholes option pricing model) in connection with certain change of control transactions. In addition, the Company may also be required to pay cash to a warrant holder under certain circumstances if the Company is unable to timely deliver the shares acquired upon warrant exercise to such holder.

The fair value of these outstanding warrants is calculated using the binomial-lattice option-pricing model and is adjusted accordingly at each reporting period. The binomial-lattice option-pricing model requires that the Company uses significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that the Company relies on include the probability of a change of control occurring, the volatility of the Company’s stock over the life of the warrant and assumptions and inputs used to value the warrants under the Black-Scholes model should a change of control occur.

Gains and losses from warrant revaluation are recorded in “Gain (Loss) from revaluation of warrant liability” on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2011, the Company recorded non-cash gains of $5.4 million and $3.8 million, respectively, associated with changes in the fair value of the warrants from December 31, 2010. During the three and nine months ended September 30, 2010, the Company recorded non-cash charges of $0.7 million and $2.3 million, respectively, associated with changes in the fair value of the warrants from December 31, 2009. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 10 in the Notes to condensed consolidated financial statements for further information regarding the Company’s valuation of warrant liability.

Other Comprehensive Income

The components of comprehensive income (loss) include net income (loss) and other comprehensive income. The Company’s only component of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 consisted of unrealized gains from the Company’s available-for-sales short-term investments. Other comprehensive income is reported as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at September 30, 2011 or December 31, 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 2006 through 2010 remain subject to examination by the taxing jurisdictions.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income per share would assume conversion of all potentially dilutive securities, such as stock options, convertible preferred stock, ESPP, warrants and restricted stock units. If the Company recorded a net loss, diluted loss per share uses the same weighted average number of common shares outstanding for the period as calculated for the basic loss per share as the inclusion of any commons stock equivalents would be anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for Basic and Diluted:
Net income (loss)	$2,338	$(3,631)	$(8,985)	$(14,463)
Denominator:
Basic weighted average number of common shares outstanding	47,710	39,310	47,600	39,020
Effect of dilutive potential common shares resulting from convertible preferred stock, stock options, restricted stock units, warrants and ESPP shares	1,110	0	0	0

Diluted weighted average number of common shares outstanding	48,820	39,310	47,600	39,020

Net income (loss) per common share:
Basic	$0.05	$(0.09)	$(0.19)	$(0.37)
Diluted	$0.05	$(0.09)	$(0.19)	$(0.37)

The table below presents stock options, convertible preferred stock, ESPP, warrants and restricted stock units that are excluded from the diluted net income (loss) per common share due to their anti-dilutive effect for the three and nine months ended September 30, 2011 and 2010 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average of anti-dilutive common shares	11,259	9,314	13,543	9,242

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. There have been very few warranty costs incurred through September 30, 2011, and the company is unaware of any future warranty claims. Accordingly, at September 30, 2011 and December 31, 2010, the Company did not accrue for any potential future warranty costs.

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

See Note 3 in the Notes to condensed consolidated financial statements for further information regarding the Company’s valuation on financial instruments.

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

In September 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment,” which allows a company to test goodwill for impairment by first assessing the qualitative factors, which has also been updated under this guidance, to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. Under ASU No. 2011-08, the qualitative assessment is optional, such that a company has the choice to perform the goodwill impairment test under the original quantitative two-step approach only. The optional qualitative procedure for testing goodwill impairment under this guidance is effective for interim and annual periods beginning after December 15, 2011, which will begin for the Company on January 1, 2012; however, early adoption is permitted. The Company does not anticipate that the update to this accounting standard will have a material impact on the condensed consolidated financial statements.

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

As consideration for the acquired BioOne assets, the Company relinquished all shares of BioOne that had been held by the Company and issued 1,172,357 shares of the Company’s common stock to BioOne, of which 937,886 shares were issued at the close of the acquisition on August 24, 2010 and the remaining 234,471 shares were issued six months from the close of the acquisition date (February 25, 2011). The fair value of the Company’s common stock issued to BioOne on both dates was measured based on the closing price of the Company’s common stock on August 24, 2010, the date of acquisition, and was recorded as part of the total consideration.

The total value of the consideration provided was $3.7 million, of which approximately $3.4 million related to the fair value of the 1,172,357 shares of the Company’s common stock issued to BioOne and approximately $0.3 million related to the fair value of the Company’s non-controlling equity interest in BioOne relinquished as a result of the acquisition. The Company recognized a gain of $0.3 million, which represented the difference between the assumed fair value of the pre-acquisition non-controlling equity interest of BioOne and its carrying value. The Company carried its 13% investment in BioOne at zero as it had previously fully impaired its investment in BioOne. The assumed fair value of the pre-acquisition non-controlling equity interest was calculated by applying the Company’s 13% ownership investment in BioOne to the estimated fair value of the acquired assets (excluding goodwill) of $2.4 million as noted in the table below.

The Company also incurred acquisition related costs of $0.5 million, which were recorded as a component in “Acquisition related costs and impairment of long-term investment in related parties, net” on the consolidated statements of operations during the year ended December 31, 2010.

The BioOne acquisition was accounted for as an acquisition of a business in accordance with ASC 805, “Business Combinations.” The Company allocated the acquired tangible and intangible assets based on their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill recognized is not expected to be deductible for income tax purposes. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies to increase revenue and profits through the commercialization of the INTERCEPT Blood System worldwide. By acquiring these commercialization rights in certain Asian countries, the Company was able to complete the global commercialization rights for its platelets and plasma systems.

The following table summarizes the final allocation of fair value of assets acquired at the acquisition date (in thousands):

Commercialization rights - Asia	$2,017
Illuminators - Inventory	270
Demonstration Illuminators	135
Goodwill	1,316

Total	$3,738

The commercialization rights in Asia represent the reacquisition of contractual rights originally granted to BioOne to market the Company’s products in certain countries in Asia. The contractual term of this original agreement was perpetual and the Company estimated the fair value of these acquired rights based on future expected cash flows to be generated over the expected life of the underlying technology. As a result, these intangible assets are subject to periodic amortization over the estimated useful life of ten years. The estimated fair value of inventory illuminators and demonstration illuminators was based on the expected sales price of the inventory, less reasonable profit margins.

The Company’s operating results included the impact of the BioOne acquisition beginning from the acquisition date. The pro forma disclosures for historical periods have not been presented as the impact of the BioOne acquisition was not significant to the results of operations of the Company since BioOne did not have any significant revenues or expenses due to their limited operating activities as a result of a deteriorating financial situation.

Note 3. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$6,761	$6,761	$0	$0
United States government agency securities (2)	457	0	457	0

Total financial assets	$7,218	$6,761	$457	$0

Warranty liability (3)	$4,643	$0	$0	$4,643

Total financial liabilities	$4,643	$0	$0	$4,643

The fair values of certain of the Company’s financial assets were determined using the following inputs at December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds (1)	$6,178	$6,178	$0	$0
Corporate debt securities (2)	73	0	73	0
United States government agency securities (2)	988	0	988	0

Total financial assets	$7,239	$6,178	$1,061	$0

Warranty liability (3)	$8,465	$0	$0	$8,465

Total financial liabilities	$8,465	$0	$0	$8,465

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheet.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheet.

A reconciliation of the beginning and ending balances for warrant liabilities using significant unobservable inputs (Level 3) from December 31, 2010 to September 30, 2011 was as follows (in thousands):

Balance at December 31, 2010	$8,465
Issuance of warrants	0
Decrease in value of warrants	(3,822)

Balance at September 30, 2011	$4,643

The Company did not have any transfers amongst fair value measurement levels during the nine months ended September 30, 2011.

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments at September 30, 2011 (in thousands):

	Carrying Value	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$8,000	$0	$8,000
Money market funds	6,761	0	6,761

Total cash and cash equivalents	14,761	0	14,761
Short-term investments:
United States government agency securities	456	1	457

Total short-term investments	456	1	457

Total cash, cash equivalents and short-term investments	$15,217	$1	$15,218

The following is a summary of cash, cash equivalents and short-term investments at December 31, 2010 (in thousands):

	Carrying Value	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$22,770	$0	$22,770
Money market funds	6,178	0	6,178

Total cash and cash equivalents	28,948	0	28,948
Short-term investments:
Corporate debt securities	14	59	73
United States government agency securities	939	49	988

Total short-term investments	953	108	1,061

Total cash, cash equivalents and short-term investments	$29,901	$108	$30,009

Cash equivalents and short-term investments consisted of the following by original contractual maturity (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$6,761	$6,761	$6,178	$6,178
Due greater than three years and less than five years	456	457	953	1,061

Total cash equivalents and short-term investments	$7,217	$7,218	$7,131	$7,239

The maturities of certain short-term investments were estimated primarily based upon assumed prepayment features and credit enhancement characteristics.

Gross realized gains from the sale or maturity of available-for-sale investments were minimal during the nine months ended September 30, 2011. The Company did not record any gains from the sale or maturity of available-for-sale investments during the three months ended September 30, 2011 and during the three and nine months ended September 30, 2010. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value during the three and nine months ended September 30, 2011 and 2010, nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2011. However, the Company recorded minimal gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2010.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Work-in-process	$4,008	$2,652
Finished goods	5,583	3,305

Total inventories	$9,591	$5,957

Note 6. Goodwill and Intangible Assets, net

Goodwill

During the three and nine months ended September 30, 2011, the Company did not dispose of or recognize additional goodwill. On August 31, 2011, the Company performed its annual review of goodwill. As described in Note 1 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported by NASDAQ to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired during the three or nine months ended September 30, 2011. Therefore, the carrying amount of goodwill was $1.3 million, which resulted from the August 2010 acquisition of certain assets from BioOne, at both September 30, 2011 and December 31, 2010.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
License - INTERCEPT Asia	$2,017	$(219)	$1,798

Total intangible assets	$2,017	$(219)	$1,798

The following is a summary of intangible assets, net at December 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
License - INTERCEPT Asia	$2,017	$(67)	$1,950

Total intangible assets	$2,017	$(67)	$1,950

The Company recognized $0.05 million and $0.2 million in amortization expense related to intangible assets for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, there were no impairment charges recognized and the Company did not renew or extend the term of the acquired intangible assets.

The expected annual amortization expense of the intangible assets, net at September 30, 2011 are $0.05 million for the remaining three months of 2011, $0.2 million each subsequent year thereafter through December 31, 2019 and $0.1 million in 2020.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Accrued compensation and related	$1,589	$1,861
Accrued inventory	1,939	1,424
Accrued contract and other accrued expenses	2,159	2,718

Total accrued liabilities	$5,687	$6,003

Note 8. Commitments and Contingencies

Operating Leases

The Company generally leases its office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. The Company’s facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

Royalties

The Company is obligated to pay royalties on certain INTERCEPT Blood System product sales based on a percentage of net sales generated. The royalty rates vary by product, with a rate of 10% of net sales for the platelet system, 3% of net sales for the plasma system, 5% of net sales for the red blood cells, or the red blood cell system, and 6.5% of net sales for UVA illuminators.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fenwal at no cost for use in manufacturing finished disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 9. Long-term Note Payable

Long-term note payable at September 30, 2011 consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Current portion of long-term debt	$0	$0	$0
Long-term debt	5,000	(90)	4,910

Total long-term note payable	$5,000	$(90)	$4,910

Long-term note payable at December 31, 2010 consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Current portion of long-term debt	$1,822	$(75)	$1,747
Long-term debt	3,178	(47)	3,131

Total long-term note payable	$5,000	$(122)	$4,878

Principal and interest payments on the long-term note payable at September 30, 2011 are expected to be as follows for each of the following five years (in thousands):

Year ended December 31,
2011	53
2012	571
2013	1,835
2014	1,835
2015	1,580

Loan and Security Agreement

In September 2011, the Company entered into a loan and security agreement (the “Credit Agreement”) with Comerica Bank (“Comerica”). The Credit Agreement provides for a growth capital loan of up to $8.0 million (“Growth Capital Loan”) and a formula based revolving line of credit (“RLOC”) of up to $4.0 million plus any unused amounts from the Growth Capital Loan. Under the Credit Agreement, the Company is limited to an aggregate borrowing of up to $10.0 million at any time. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Credit Agreement.

Growth Capital Loan

Concurrent with the execution of the Credit Agreement, in September 2011, the Company borrowed $5.0 million of the Growth Capital Loan (“Growth Capital Loan A”), substantially all of which was used to repay the Company’s prior debt with Oxford Finance Corporation (“Oxford”), as discussed in further detail below, with the remainder used for general corporate purposes. Growth Capital Loan A, which matures in 48 months, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

The Company may draw up to an additional $3.0 million of the Growth Capital Loan (“Growth Capital Loan B”) between December 31, 2011 and June 30, 2012. Growth Capital Loan B will bear a fixed interest rate based on the higher of (i) 6.25% or (ii) 6.00% plus the three month LIBOR rate at the date of draw, with interest–only payments due for the first six months followed by equal principal and interest payments for the remaining 36 months.

In September 2011, the Company incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to its Growth Capital Loan A and are being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan A (discount was based on an implied interest rate of 7.07%). The Company will also be required to make a final payment fee of 1% of the amounts drawn under

Growth Capital Loan A and Growth Capital Loan B due on the earlier of (i) prepayment of the Growth Capital Loan or (ii) the maturity of the Growth Capital Loan. The final payment fee will be accreted to interest expense using the effective interest method over the life of the Growth Capital Loan A and B upon draw.

Revolving Line of Credit

The Credit Agreement also provides for a RLOC of up to $4.0 million plus any unused amounts from Growth Capital Loan B (“RLOC Loan Amount”). The amount available under the RLOC, which is available to the Company until September 30, 2013, is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. The RLOC will bear a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. The Company will be required to repay the principal drawn from the RLOC at the end of the RLOC term. In September 2011, the Company incurred a commitment fee of $20,000, and will pay the same commitment fee at each annual anniversary of the RLOC. As of September 30, 2011, the Company had not drawn down any amounts under the RLOC.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Credit Agreement. Throughout the term of the Credit Agreement, the Company is also obligated to meet certain conditions which include maintaining a minimum cash balance of $2.5 million and achieving minimum revenue levels, which will be measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of September 30, 2011, the Company was in compliance with the financial covenants as set forth in the Credit Agreement.

Growth Capital Facility Agreement

In March 2010, the Company entered into a growth capital facility agreement with Oxford and immediately borrowed and issued a senior secured long-term note payable for $5.0 million. The note carried a fixed interest rate of 12.04%, with interest–only payments due for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with the issuance of the note, the Company paid an upfront facility fee of $0.1 million and incurred closing costs of $0.1 million, which was recorded as a discount to the note payable and was amortized as a component of interest expense using the effective interest method over the term of the note (discount was based on an implied interest rate of 13.84%). In addition, the Company agreed to pay a $0.4 million closing fee upon maturity of the note, which was being accreted to interest expense using the effective interest method over the life of the note. In September 2011, the Company repaid the outstanding balance of the long-term note payable owed to Oxford using the proceeds received from the Credit Agreement as discussed in further detail above. The Company also accelerated and expensed the remaining closing cost and fees of $0.2 million to interest expense during the three and nine months ended September 30, 2011.

Note 10. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The holder of Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 shares of the Company’s common stock. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents approximately 1% of the outstanding common stock of the Company at September 30, 2011. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

Common Stock and Associated Warrant Liability

In August 2009, the Company received net proceeds of approximately $12.1 million, after deducting placement agent’s fees and stock issuance costs of approximately $1.1 million, from a registered direct offering of 6.0 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 4/10 of a share of common stock. Each unit was sold for $2.20, resulting in the issuance of 6.0 million shares of common stock and warrants to purchase 2.4 million shares of common stock (“2009 Warrants”), exercisable at an exercise price of $2.90 per share. The warrants issued in August 2009 (“2009 Warrants”) are exercisable for a period of five years from the issue date. The fair value on the date of issuance of the 2009 Warrants was determined to be $2.8 million using the binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 2.48%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 77%. At September 30, 2011, the fair value of the 2009 Warrants was determined to be approximately $1.7 million using the binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 0.42%, (ii) an expected term of 2.90 years, (iii) no dividend yield and (iv) a volatility of 65%.

In November 2010, the Company received net proceeds of approximately $19.7 million, after deducting underwriting discounts and commissions and stock issuance costs of approximately $1.3 million, from an underwritten public offering of 7.4 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 1/2 of a share of common stock. Each unit was sold for $2.85, resulting in the issuance of 7.4 million shares of common stock and warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share. The warrants issued in November 2010 (“2010 Warrants”) became exercisable on May 15, 2011 and are exercisable for a period of five years from the issue date. The fair value on the date of issuance of the 2010 Warrants was determined to be $5.8 million using the binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 1.23%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 85%. At September 30, 2011, the fair value of the 2010 Warrants was determined to be approximately $2.9 million using the binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 0.69%, (ii) an expected term of 4.12 years, (iii) no dividend yield and (iv) a volatility of 63%.

The fair value of the 2009 Warrants and 2010 Warrants was recorded on the consolidated condensed balance sheets as a liability pursuant to “Accounting for Derivative Instruments and Hedging Activities” and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of ASC and will be adjusted to fair value at each financial reporting date thereafter until the earlier of exercise or expiration, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2009 Warrants and 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

These offerings were made pursuant to the Company’s shelf registration statement on Form S-3.

For the three months ended September 30, 2011 and 2010, due to the changes in fair value of the warrants, the Company recorded gains of $5.4 million and losses of $0.7 million, respectively, on its condensed consolidated statement of operations within non-operating income (expense), net. For the nine months ended September 30, 2011 and 2010, due to the changes in fair value of the warrants, the Company recorded gains of $3.8 million and losses of $2.3 million, respectively, on its condensed consolidated statement of operations within non-operating income (expense), net. At September 30, 2011, no warrants had been exercised.

At-the-Market Agreement

In June 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which allows the Company to issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million through MLV. In conjunction with the Sales Agreement, MLV will act as the Company’s sales agent and will receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. Any sales made pursuant to the Sale Agreement are deemed an “at-the-market” offering and would be made pursuant to the effectiveness of the Company’s shelf registration statements on Form S-3, initially filed with the SEC in October 2008 and August 2009. The Company did not place any common stock under the Sales Agreement during the three and nine months ended September 30, 2011.

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

Note 11. Stock-Based Compensation

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

The Company currently uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and employee stock purchase plan shares. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected term of the grants, the Company’s expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends.

Total stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense by caption:
Research and development	$112	$104	$332	$266
Selling, general and administrative	351	398	1,054	1,034

Total stock-based compensation expense	$463	$502	$1,386	$1,300

The Company did not record any stock-based compensation associated with the stock options exercisable for 50,000 shares of Common Stock with performance based vesting during the three and nine months ended September 30, 2011 and 2010 as the performance criteria was not probable of being achieved. These performance-based stock options remain outstanding at September 30, 2011.

Activity under the Company’s equity incentive plans is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2010	7,007	$6.42
Granted	1,954	2.30
Cancelled	(1,674)	8.51
Exercised	(111)	0.81

Balances at September 30, 2011	7,176	$4.90

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss) and its components for the three and nine months ended September 30, 2011, and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,338	$(3,631)	$(8,985)	$(14,463)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	0	(24)	(107)	62

Comprehensive income (loss)	$2,338	$(3,655)	$(9,092)	$(14,401)

Note 13. Development and License Agreements

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

As a result of Baxter’s sale of its transfusion therapies division in 2007 to Fenwal, the Company has certain agreements with Fenwal which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system and 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During the three months ended September 30, 2011 and 2010, the Company made royalty payments to Fenwal of $0.6 million and $0.4 million, respectively, and $1.6 million and $1.3 million during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, the Company owed royalties to Fenwal of $0.6 million and $0.5 million, respectively.

In December 2008, the Company extended its agreement with Fenwal to manufacture finished disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing agreement, the Company pays Fenwal a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fenwal of $2.1 million and $2.2 million relating to the manufacturing of the Company products during the three months ended September 30, 2011, and 2010, respectively, and $8.5 million and $6.7 million during the nine months ended September 30, 2011 and 2010, respectively. At both September 30, 2011 and December 31, 2010, the Company owed Fenwal $2.3 million for INTERCEPT disposable kits manufactured.

Cooperative Agreements with the United States Armed Forces

Since February 2001, the Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the conditions of the agreements, the Company is conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the United States Armed Forces. This funding supports advanced development of the Company’s red blood cell system. The Company recognized $1.5 million and $0.5 million of revenue under these agreements during the three months ended September 30, 2011, and 2010, respectively, and $1.9 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 14. Segment, Customer and Geographic Information

At September 30, 2011 and 2010, the Company operated in only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating loss of the blood safety segment. The Company considers the sale of all of its INTERCEPT Blood System products to be similar in nature and function, and any revenue earned from services are minimal.

During the three and nine months ended September 30, 2011 and 2010, the Company had the following significant customers, all of which operate in a country outside of the United States, listed as a percentage of product revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Movaco, S.A.	24%	22%	26%	20%
Etablissement Francais du Sang	20%	23%	20%	22%
Delrus Inc.	12%	13%	*	15%
Service Francophone du Sang	*	11%	*	12%

*	Represents an amount less than 10% of product revenue.

During the three months ended September 30, 2011 and 2010, the Company also recognized government grants and cooperative agreements revenue which represented 16% of total revenue and 9% of total revenue, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized government grants and cooperative agreements revenue which represented 8% of total revenue and 6% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may occur in future periods.

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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood Systems and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. The INTERCEPT Blood System is designed for three blood components. The INTERCEPT Blood System for platelets, or platelet system, and our INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries in Europe, The Commonwealth of Independent States, or CIS, and the Middle East and selected countries in other regions around the world. In addition, we are developing and plan to perform the required clinical trials for our INTERCEPT Blood System for red blood cells, or red blood cell system, in Europe. Subject to the availability of adequate funding from partners, government grants and/or capital markets, we intend to complete development activities for the red blood cell system necessary for regulatory approval in Europe and we may seek regulatory approval of our products in the United States.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting studies and clinical development of our red blood cell system, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. We believe that cash received from product sales and government grants, our available cash balances, and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We may borrow additional capital from institutional and commercial banking sources to fund future growth outside of the Credit Agreement, as described below, on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent that we raise additional capital by issuing equity securities, including common stock issued pursuant to the Sales Agreement, as described below, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital due to disruptions to the global credit and financial markets and general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

We recognize product revenues from the sale of our platelet and plasma systems in Europe, the CIS countries, the Middle East, and certain other countries around the world. Our product revenues increased by $3.2 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of an increase in volume sales to existing customers and sales to new customers due to increased market penetration and customer adoption of the INTERCEPT Blood System in Europe, the CIS countries, and the Middle East. Although our revenues have grown over time, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we anticipate that we may have difficulties achieving profitability. As such, we may never achieve a profitable level of operations in the future as we must conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses.

In addition to the product revenues from sales of our platelet and plasma systems, we recognize revenue from government grants and cooperative agreements. Historically, we have received significant awards in funding under cooperative agreements with the United States Department of Defense, or DoD, for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. In August 2011, we were awarded a $2.1 million grant from the DoD to support the development of our red blood cell system. We will recognize revenue associated with this award as qualified costs are incurred for reimbursement over the performance period of one year from the date of issuance. While we expect to continue to occasionally receive grants from the DoD, we cannot assure you that further funding will be awarded to us in the future under federal grants and cooperative agreements for the INTERCEPT Blood System. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If we are unable to obtain further funding for federal grants and cooperative agreements for the continued development of the INTERCEPT Blood System in the United States at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

In 2007, we spun-off our immunotherapy business, and in 2009 entered into agreements to license the immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received and currently hold preferred shares representing less than 10% of Aduro’s capital. Pursuant to these license agreements, we will obtain a 1% royalty fee on any future sales resulting from certain technology. Because Aduro’s technology and efforts are in the very early stage of research and development, we have no basis to assign value to the equity we have received in Aduro or to determine that such equity will have any monetary value at such time we are allowed to sell it or that we will receive any royalties in the future from Aduro.

We pay royalties to Fenwal Inc., or Fenwal, on future INTERCEPT Blood System product sales under certain agreements which arose from the sale of Baxter International Inc.’s, or Baxter’s, transfusion therapies division in 2007 to Fenwal, at rates of 10% of net sales for our platelet system, 3% of net sales for our plasma system, 5% of net sales for our red blood cell system, and 6.5% on net sales of illumination devices, or illuminators. We also pay Fenwal certain costs associated with the amended manufacturing and supply agreement we executed with Fenwal in December 2008 for the manufacture of INTERCEPT finished disposable kits for our platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, we pay Fenwal a set price per disposable kit, which is established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead will be paid or refunded if actual manufacturing volumes are higher or lower than the annually estimated production volumes. We are also obligated to provide certain disposable kit components at no cost to Fenwal under the amended manufacturing and supply agreement. This required us to enter into manufacturing and supply arrangements with certain other manufacturers for those components, some of which contain minimum purchase commitments. As a result, our supply chain for certain of these components, held as work-in-process on our condensed consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished disposable kits.

In August 2010, we completed an acquisition of certain assets of BioOne Corporation, or BioOne, including the commercialization rights that both Baxter (later Fenwal) and we granted to BioOne for both the platelet and plasma systems. Concurrent with the acquisition, Fenwal and we terminated such commercialization rights. As a consequence of the termination, and pursuant to a pre-existing agreement with Fenwal, our commercialization rights to the platelet and plasma systems under our 2005 and 2006 agreements with Baxter became worldwide. As consideration for the acquired BioOne assets for $3.7 million, at the close of the acquisition, we relinquished all shares we held in BioOne valued at approximately $0.3 million and issued 1,172,357 shares of our common stock to BioOne valued at approximately $3.4 million, of which 937,886 shares were issued at the close of the acquisition on August 24, 2010 and the remaining 234,471 shares were issued six months from the close of the acquisition date on February 25, 2011. Accordingly, at the acquisition date, we recorded the fair value of the assets acquired, consisting of commercialization rights in Asia of $2.0 million and illuminators of $0.4 million, with the excess of the purchase price over the fair value of the asset acquired was recorded as goodwill of $1.3 million. The recognition of goodwill was attributable to the buyer-specific value derived by us as a result of acquiring the commercialization rights in certain Asian countries in order to complete the global commercialization rights for our platelets and plasma systems.

In June 2011, we entered into an At-The-Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may, but are not required to, issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We did not place any common stock under the Sales Agreement during the three and nine months ended September 30, 2011.

In September 2011, we entered into a loan and security agreement, or Credit Agreement, with Comerica Bank, or Comerica, which provides for a growth capital loan of up to $8.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $4.0 million plus any unused amounts from the Growth Capital Loan. Under the Credit Agreement, we are limited to an aggregate borrowing of up to $10.0 million at any time. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Credit Agreement. We are also required to maintain compliance with certain customary and routine financial covenants. Throughout the term of the Credit Agreement, we are obligated to meet certain conditions which include maintaining a minimum cash balance and achieving certain minimum revenue levels. As of September 30, 2011, we borrowed $5.0 million of the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

Revenue – We recognize revenue in accordance with the ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order and signed sales contract as evidence of a written agreement. We sell INTERCEPT Blood System for platelets and plasma directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, we evaluate whether the delivered elements have stand-alone value to the customer. Prior to adoption of ASU No. 2009-13, consideration received was allocated to elements that were identified as discrete units of accounting based on the relative fair value method. Beginning January 1, 2011, consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price. We have determined that vendor specific objective evidence is not discernable due to our limited history of selling our products and variability in our pricing. Since our products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs” and value-added-taxes, or VAT, that we invoice to our customers and remit to governments, are recorded on a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. We receive certain United States government grants and contracts that support research in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants.

Inventory – We own certain components of INTERCEPT disposable kits in the form of work-in-process inventory and finished goods, UVA illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our condensed consolidated balance sheet, can potentially take over one year to complete production before being utilized in finished disposable kits. We maintain an inventory balance based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. In addition, it is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year.

Under our manufacturing and supply agreement with Fenwal, our carrying value of INTERCEPT disposable kits is dependent on an annually set price. In addition, at the end of each year, volume driven manufacturing overhead is either paid or refunded by or to us if manufacturing volumes are higher or lower than the anticipated manufacturing volumes at the time the price is established. As a result, manufacturing overhead can fluctuate and requires us to use judgment in accruing the manufacturing overhead. In addition, we use judgment in determining whether the manufacturing overhead is a cost of our inventory and recoverable when product is sold. We use significant judgment and evaluate manufacturing variances incurred during periods of abnormally low production by considering a variety of factors including the reasons for low production volumes, anticipated future production levels that correlate to and offset volumes experienced during abnormally low production cycles and contractual requirements. We record manufacturing variances incurred during periods without production as a component of “Cost of product revenue” on our condensed consolidated statements of operations.

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

Accrued expenses – We record accrued liabilities for expenses related to certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

Goodwill and Intangible assets – In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our condensed consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to Cerus as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We will perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported by NASDAQ. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2011, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the three or nine months ended September 30, 2011. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the three or nine months ended September 30, 2011 which would require us to test the recoverability of our intangible assets.

Warrants – In August 2009 and November 2010, we issued warrants to purchase 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. We classified the warrants as a liability on our condensed consolidated balance sheets as the warrants contain certain material terms which require us (or our successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants (as determined in accordance with the Black-Scholes option pricing model) in connection with certain change of control transactions. In addition, we may also be required to pay cash to a warrant holder under certain circumstances if we are unable to timely deliver the shares acquired upon warrant exercise to such holder.

The fair value of these outstanding warrants is calculated using the binomial-lattice option-pricing model and is adjusted accordingly at each reporting period. The binomial-lattice option-pricing model requires that we use significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that we rely on include the probability of a change of control occurring, the volatility of our stock over the life of the warrant and assumptions and inputs used to value the warrants under the Black-Scholes model should a change of control occur.

Gains and losses from warrant revaluation are recorded in “Gain (Loss) from revaluation of warrant liability” on the condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on our condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

Stock-based compensation – We issue stock-based awards to our employees, contractors and members of our Board of Directors, as strategic, long-term incentives. We also maintain an active employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. We record stock-based compensation expense for employee awards in accordance with ASC Topic 718, “Compensation – Stock Compensation.” We use the Black-Scholes option pricing model to determine the grant-date fair value of stock-based awards. The Black-Scholes option pricing model requires that we use assumptions regarding a number of complex and subjective variables to determine appropriate inputs to the model, which include the expected term of the grants, our expected stock price volatility, actual and projected employee stock option exercise behaviors, including forfeitures, the risk-free interest rate and expected dividends. The grant-date fair value of stock-based awards is then recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved. We continue to apply the provisions of ASC Topic 505-50, “Equity Based Payment to Non-Employees” for our stock-based awards issued to non-employees. Under the provisions, the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

Income taxes – Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that have a lower than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at September 30, 2011 or December 31, 2010. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our tax years 2006 through 2010 remain subject to examination by the taxing jurisdictions.

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Product revenue	$7,770	$4,521	$3,249	72%	$20,706	$15,712	$4,994	32%
Government grants and cooperative agreements	1,479	470	$1,009	215%	1,915	936	979	105%

Total revenue	$9,249	$4,991	$4,258	85%	$22,621	$16,648	$5,973	36%

Product revenue increased by $3.2 million and $5.0 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, primarily as a result of an increase in sales volume of our disposable platelet and plasma system kits sold to existing customers due to increased market penetration and customer adoption of the INTERCEPT Blood System in Europe, the CIS countries, and the Middle East, which was partially offset by a decline in the sales volume of our illuminators. We expect that product revenues for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. These quarterly results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements increased by $1.0 million for both the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. This increase was partly attributable to higher reimbursable development efforts related to our red blood cell system during the three and nine months ended September 30, 2011 compared to the corresponding periods of 2010. In addition, in August 2011, we were awarded a new grant by the DoD totaling $2.1 million.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Cost of product revenue	$4,650	$2,324	$2,326	100%	$12,073	$8,416	$3,657	43%

Cost of product revenue increased by $2.3 million and $3.7 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, primarily due to a higher number of disposable kits sold. During the three and nine months ended September 30, 2011, we incurred period costs of $0.5 million related to fees associated with contractual minimum purchases with certain of our suppliers.

Our realized gross margins on product sales were 40% during the three months ended September 30, 2011 down from 49% during the three months ended September 30, 2010. For the nine months ended September 30, 2011, our realized gross margins on product sales were 42%, down from 46% for the nine months ended September 30, 2010. Changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold and the mix of customers to which product is sold. During the three months ended September 30, 2011, we incurred certain supplier costs associated with our inventory manufacturer. These costs impacted gross margins on product sales by 7% and 2% for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010, respectively. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments, which, depending on sales volumes to those distributors receiving tiered volume discounts, may impact our gross margins.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Research and development	$1,814	$1,282	$532	41%	$5,616	$3,776	$1,840	49%

Research and development expenses increased by $0.5 million and $1.8 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, primarily due to increased costs related to our efforts to further advance the development of our red blood cell system program. Of the total research and development costs incurred, non-cash stock-based compensation represented $0.1 million for both the three months ended September 30, 2011 and 2010 and $0.3 million for both the nine months ended September 30, 2011 and 2010.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Selling, general and administrative	$5,380	$5,089	$291	6%	$17,115	$15,664	$1,451	9%

Selling, general, and administrative expenses increased by $0.3 million and $1.5 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, primarily due to increased spending related to the expansion of our marketing efforts in Europe. Of these amounts, non-cash stock-based compensation represented $0.4 million for both the three months ended September 30, 2011 and 2010 and $1.1 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Amortization of intangible assets	$51	$0	$51	100%	$152	$0	$152	100%

Amortization of intangible assets increased by $0.05 million and $0.2 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, as the acquisition of purchased intangible assets related to our license to commercialize the INTERCEPT Blood System in certain Asian countries occurred during the second half of 2010.

Acquisition Related Costs, net

Acquisition related costs, net represented transaction costs associated with our acquisition of certain assets of BioOne in 2010. These transaction costs included, but were not limited to, legal fees, transfer agent fees, accounting fees, and consulting fees directly attributable to the business combination.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Acquisition related costs, net	$0	$(201)	$201	(100)%	$0	$182	$(182)	(100)%

All acquisition related costs, net related to the acquisition of certain assets from BioOne were recorded in 2010, in which $(0.2) million and $0.2 million were recorded during the three and nine months ended September 30, 2010, respectively. There were no acquisition related costs, net recorded during the three and nine months ended September 30, 2011.

Non-Operating Income (Expense), net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our note payable, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	Change		2011	2010	Change
Gain (Loss) from revaluation of warrant liability	$5,439	$(721)	$6,160	854%	$3,822	$(2,336)	$6,158	264%
Foreign exchange gain (loss)	(39)	827	(866)	(105)%	400	(246)	646	263%
Interest expense	(394)	(226)	(168)	74%	(847)	(458)	(389)	85%
Other expense, net	(22)	(8)	(14)	175%	(25)	(33)	8	(24)%

Total non-operating income (expense), net	$4,984	$(128)	$5,112	3,994%	$3,350	$(3,073)	$6,423	209%

Warrant liability

Gain (loss) from revaluation of warrant liability improved by $6.2 million for both the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, primarily due to the change in our underlying stock price, which declined during the three months ended September 30, 2011, as compared to the strike price of the warrants. In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants, which uses the binomial-lattice option-pricing model, is classified as a liability on the condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

Foreign exchange gain (loss)

Foreign exchange gain (loss) declined by $0.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which was primarily attributable to unfavorable foreign currency variations between the Euro and U.S. dollar, our functional currency. Foreign exchange gain (loss) improved by $0.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which was primarily attributable to favorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense increased by $0.2 million and $0.4 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, primarily due to the acceleration of the closing cost and fees associated with the repayment of our prior debt and interest incurred from borrowings on our prior credit facility, and to a lesser extent, from the financing of leasehold improvements for our headquarters.

Other expense, net

Other expense, net was relatively consistent during the three and nine months ended September 30, 2011 and 2010.

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

At September 30, 2011, we had cash, cash equivalents and short-term investments of $15.2 million. Our cash equivalents and short-term investments primarily consist of marketable debt securities, which primarily include money market instruments and, to a lesser extent, United States government agency securities, and are classified as available-for-sale.

Operating Activities

Net cash used in operating activities was $14.5 million for the nine months ended September 30, 2011 compared to $10.2 million during the nine months ended September 30, 2010. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, notably inventory, which increased significantly during the nine months ended September 30, 2011 from December 31, 2010. We increased inventory levels in order to be able to fulfill anticipated future customer demand for our products, coupled with the management of our supply chain.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2011 was $0.3 million compared to $0.3 million net cash used in investing activities during the nine months ended September 30, 2010. The increase in investing activities was primarily due to purchasing less furniture, equipment and leasehold improvements during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, in which we incurred costs related to the consolidation and improvement of our facilities. This change was offset by a decrease in our investment activities during the nine months ended September 30, 2011 as the proceeds received from the maturities of our existing investments are generally reinvested in money market funds with original maturities of less than 90 days.

Financing Activities

Net cash provided by financing activities were minimal during the nine months ended September 30, 2011 compared to $5.2 million during the nine months ended September 30, 2010. The decrease in financing activities was primarily due to the repayment of our prior debt associated with a growth capital facility agreement with Oxford, which was issued in March 2010. The repayment of our prior debt was a result of using substantially all of the proceeds we received from the Credit Agreement in September 2011.

Working Capital

Working capital decreased to $16.5 million at September 30, 2011, from $22.1 million at December 31, 2010, primarily due to lower balances in cash and investments, which were used for our operations, and increases in the combined total for our accounts payable and accrued liabilities balances as a result of the timing of payments to our vendors. This was partially offset by decreases in our warrant liability, which involves calculating the fair value using the binomial-lattice option-pricing model, increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain and decreases in the current portion of our long-term debt, as we entered into a new credit facility that allows for interest–only payments due for the first twelve months.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting studies and clinical development of our red blood cell system, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales and government grants, our available cash balances, and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We may borrow additional capital from institutional and commercial banking sources to fund future growth on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, including common stock issued pursuant to the Sales Agreement, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The disruptions to the global credit and financial markets and general economic uncertainty has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets and general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

Other Information

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If we are unable to obtain further funding for federal grants and cooperative agreements for the continued development of the INTERCEPT Blood System in the United States at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

In late October 2008, we filed a shelf registration statement on Form S-3 to offer and sell up to $200.0 million of common stock, preferred stock, warrants, and/or debt securities, which registration statement expires in December 2011. We have issued approximately $34.2 million of the securities registered for issuance pursuant to the shelf registration statement.

In June 2011, we entered into the Sales Agreement with MLV, pursuant to which we may, but are not required to, issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the Sales Agreement, if any, is subject to the effectiveness of our shelf registration statements on Form S-3, initially filed with the SEC in October 2008 and August 2009. Sales of our common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement and (2) termination of the Sales Agreement. The Sales Agreement may be terminated by MLV or us at any time upon 10 days notice to the other party, or by MLV at any time in certain circumstances, including our undergoing a material adverse change. We will pay MLV an aggregate commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the Sales Agreement. We did not place any common stock under the Sales Agreement during the three and nine months ended September 30, 2011.

Commitments and Off-Balance Sheet Arrangements

Commitments

The following summarizes our commitments at September 30, 2011 (in thousands):

	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Minimum purchase requirements	$2,861	$1,918	$843	$100	$0
Operating leases	1,759	711	971	77	0
Other commitments	1,502	466	294	287	455
Long-term note payable	5,874	292	3,544	2,038	0

Total contractual obligations	$11,996	$3,387	$5,652	$2,502	$455

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fenwal at no cost for use in manufacturing finished disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our Concord California lease. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheet.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. Our Concord California lease may be canceled no earlier than December 2014, at which time we would be required to pay for any remaining portion of the landlord financed leasehold improvements. At September 30, 2011, we had an outstanding liability of $1.0 million related to these leasehold improvements.

Long-term note payable

In September 2011, we entered into a Credit Agreement with Comerica. The Credit Agreement provides for a growth capital loan of up to $8.0 million, or Growth Capital Loan, and a formula based revolving line of credit, or RLOC, of up to $4.0 million plus any unused amounts from the Growth Capital Loan. Under the Credit Agreement, we are limited to an aggregate borrowing of up to $10.0 million at any time. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Credit Agreement.

Concurrent with the execution of the Credit Agreement, in September 2011, we borrowed and issued $5.0 million of the Growth Capital Loan, or Growth Capital Loan A, substantially all of which was used to repay our prior debt with Oxford, with the remainder used for general corporate purposes. Growth Capital Loan A, which matures in 48 months, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

We may draw up to an additional $3.0 million of the Growth Capital Loan, or Growth Capital Loan B between December 31, 2011 and June 30, 2012. Growth Capital Loan B will bear a fixed interest rate based on the higher of (i) 6.25% or (ii) 6.00% plus the three month LIBOR rate at the date of draw, with interest–only payments due for the first six months followed by equal principal and interest payments for the remaining 36 months.

In September 2011, we paid a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to our Growth Capital Loan A and are being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan A (discount was based on an implied interest rate of 7.07%). We will also be required to make a final payment fee of 1% of the amounts drawn under Growth Capital Loan A and Growth Capital Loan B due on the earlier of (i) prepayment of the Growth Capital Loan or (ii) the maturity of the

Growth Capital Loan. The final payment fee will be accreted to interest expense using the effective interest method over the life of the Growth Capital Loan A and B upon draw.

The Credit Agreement also provides for a RLOC of up to $4.0 million plus any unused amounts from the Growth Capital Loan B, or the RLOC Loan Amount. The amount available under the RLOC, which is available to us until September 30, 2013, is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. The RLOC will bear a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. We will be required to repay the principal drawn from the RLOC at the end of the RLOC term. In September 2011, we paid a commitment fee of $20,000, and will pay the same commitment fee at each annual anniversary of the RLOC. As of September 30, 2011, we had not drawn down any amounts under the RLOC.

We are required to maintain compliance with certain customary and routine financial covenants under the Credit Agreement. Throughout the term of the Credit Agreement, we are also obligated to meet certain conditions which include maintaining a minimum cash balance of $2.5 million and achieving minimum revenue levels, which will be measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of September 30, 2011, we were in compliance with the financial covenants as set forth in the Credit Agreement.

Financial Instruments

We maintain an investment portfolio of various securities, which are classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. Unrealized gains were minimal at September 30, 2011. Unrealized gains totaled $0.1 million at December 31, 2010.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity United States government agency securities, money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to United States government agencies and corporate debt securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the United States mortgage industry and financial institutions. We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2011 and 2010. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no contractual arrangements that create potential material risk for us and are not recognized in our condensed consolidated balance sheets.

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

In September 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment,” which allows a company to test goodwill for impairment by first assessing the qualitative factors, which has also been updated under this guidance, to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If a company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. Under ASU No. 2011-08, the qualitative assessment is optional, such that a company has the choice to perform the goodwill impairment test under the original quantitative two-step approach only. The optional qualitative procedure for testing goodwill impairment under this guidance is effective for interim and annual periods beginning after December 15, 2011, which will begin for us on January 1, 2012; however, early adoption is permitted. We do not anticipate that the update to this accounting standard will have a material impact on the condensed consolidated financial statements.

Additional recent accounting pronouncements that are of significance, or potential significance, to us are set forth in the our Annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011 under Note 1 of the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three and nine months ended September 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We plan to initiate a Phase III clinical trial in Europe upon acceptance of a clinical trial application by European regulators. We understand that the FDA will likely require us to complete an additional recovery and lifespan study and at least one additional Phase III clinical trial before we would be able to potentially obtain approval in the United States. Such studies could prolong development of the red blood cell program. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We also understand that the planned Phase III clinical trial in Europe may be sufficient to receive CE mark but it would need to be supplemented by additional Phase III clinical trials for approval in certain countries in Europe, including France and Germany. These additional Phase III clinical trials will likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in-vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving regulatory approvals in Europe or the United States. Many of these activities will require capital beyond that which we currently have. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase.

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

We will need to identify and contract with manufacturers who can develop processes to manufacture components and the compounds used in the red blood cell system. For commercial manufacturing, we will need to demonstrate to regulatory authorities that the commercial scale manufacturing processes comply with government regulations and that the compounds are equivalent to originally licensed compounds. It may be difficult to economically manufacture the red blood cell system on a commercial scale.

If our competitors develop superior products to ours or market their products more effectively than we market our products, our commercial opportunities could be reduced or eliminated.

We expect our products to encounter significant competition. The INTERCEPT Blood System products compete with other approaches to blood safety currently in use, and may compete with future products that may be developed by others. Our success will depend in part on our ability to respond quickly to customer and prospective customer needs and medical and technological changes brought about by the development and introduction of new products. Competitors’ products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. In addition, competitors or potential competitors may have substantially greater financial and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. If competitors’ products experience significant problems, customers and potential customers may question the safety and efficacy of all pathogen inactivation technologies, including the INTERCEPT Blood System. Such questions and concerns may impair our ability to market and sell the INTERCEPT Blood System.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with planning and conducting studies and clinical development of our red blood cell system, costs associated with pursuing regulatory approval in geographies where we do not currently sell the INTERCEPT Blood System, timing and magnitude of payments under grants from the United States government, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on competitive developments and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales and government grants, our available cash balances, and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Access to federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. While we expect to continue to occasionally receive grants from the DoD, we cannot assure you that further funding will be awarded to use in the future under federal grants and cooperative agreements for the INTERCEPT Blood System. If we are unable to obtain further funding for federal grants and cooperative agreements for the continued development of the INTERCEPT Blood System in the United States at levels similar to past funding, we may need to reduce our operating expenses, which would delay progress in some of our development programs.

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

We have issued debt containing certain covenants that we may be unable to comply with. Our operations may not provide sufficient cash to meet the repayment obligations of the note.

In September 2011, we entered into a loan and security agreement, or Credit Agreement, for $10.0 million, of which we immediately borrowed $5.0 million. The Credit Agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The Credit Agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which will be measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the six-month period. If we are unable to increase our revenues to comply with the covenants in the Credit Agreement, the lender may call the note which would require us to repay the principal of the note sooner than we have anticipated. In the event that the note was called due to non-compliance with the covenants, we may be unable to pay back the principal, which would allow the lender to liquidate collateralized assets. This in turn, would harm our business.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems, if and when those products are sold in the United States. Our key patents generally expire at various dates between 2012 and 2027. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fenwal to United States and foreign patents relating to the INTERCEPT Blood System, which expire from 2017 to 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from January 1, 2009 to September 30, 2011, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $0.59 to a high of $4.01. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(3)	Amended and Restated Bylaws of Cerus Corporation.

4.2(4)	Specimen Stock Certificate.

4.3(5)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(7)	Form of Registered Direct Common Warrant.

4.6(8)	Form of Warrant to Purchase Common Stock.

10.1(9)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.2(9)†	Loan and Security Agreement, dated as of September 30, 2011, by and between Cerus Corporation and Comerica Bank.

31.1(9)	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(9)	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(9)(*)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(10)	XBRL Instance Document

101.SCH(10)	XBRL Taxonomy Extension Schema Document

101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(4)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(5)	Incorporated by reference to Cerus’ Quarterly Report on form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(8)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(9)	Filed herewith.
(10)	Furnished herewith. Pursuant to applicable securities laws and regulations, Cerus Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as Cerus Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Registrant has requested confidential treatment for portions of this exhibit.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 3, 2011	/s/ Kevin D. Green
Kevin D. Green
Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(3)	Amended and Restated Bylaws of Cerus Corporation.

4.2(4)	Specimen Stock Certificate.

4.3(5)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.4(6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(7)	Form of Registered Direct Common Warrant.

4.6(8)	Form of Warrant to Purchase Common Stock.

10.1(9)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.2(9)†	Loan and Security Agreement, dated as of September 30, 2011, by and between Cerus Corporation and Comerica Bank.

31.1(9)	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(9)	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(9)(*)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(10)	XBRL Instance Document

101.SCH(10)	XBRL Taxonomy Extension Schema Document

101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Cerus’ Current Report on Form 8-K (No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to Cerus’ Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(4)	Incorporated by reference to Cerus’ Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(5)	Incorporated by reference to Cerus’ Quarterly Report on form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(6)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(7)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(8)	Incorporated by reference to Cerus’ Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(9)	Filed herewith.
(10)	Furnished herewith. Pursuant to applicable securities laws and regulations, Cerus Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as Cerus Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Registrant has requested confidential treatment for portions of this exhibit.
(*)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Cerus Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.