Form 10-Q
period 2012-03-31
CERUS CORP
filed 2012-05-07
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to

Commission File Number 000-21937

CERUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 Stanwell Dr. Concord, California	94520
(Address of principal executive offices)	(Zip Code)

(925) 288-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 23, 2012, there were 54,411,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,449	$25,497
Short-term investments	87	287
Accounts receivable, net of allowance of $0 and $5 at March 31, 2012 and December 31, 2011, respectively	5,022	6,096
Inventories	8,903	6,444
Prepaid expenses and other current assets	1,137	1,415

Total current assets	46,598	39,739
Non-current assets:
Property and equipment, net	1,917	2,032
Goodwill	1,316	1,316
Intangible assets, net	1,698	1,748
Restricted cash	305	303
Other assets	186	229

Total assets	$52,020	$45,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,150	$4,680
Accrued liabilities	7,497	5,825
Deferred revenue	197	111
Debt - current	3,099	2,519
Warrant liability	12,440	7,979

Total current liabilities	27,383	21,114
Non-current liabilities:
Debt - non-current	4,126	4,697
Other non-current liabilities	1,203	1,243

Total liabilities	32,712	27,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock	9,496	9,496
Common stock	54	51
Additional paid-in capital	462,527	452,701
Accumulated deficit	(452,769)	(443,935)

Total stockholders’ equity	19,308	18,313

Total liabilities and stockholders’ equity	$52,020	$45,367

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Product revenue	$8,691	$6,183
Government grants and cooperative agreements	91	436

Total revenue	8,782	6,619
Cost of product revenue	5,514	3,529

Gross profit	3,268	3,090
Operating expenses:
Research and development	1,824	1,808
Selling, general and administrative	5,966	5,528
Amortization of intangible assets	50	50

Total operating expenses	7,840	7,386

Loss from operations	(4,572)	(4,296)

Non-operating expense, net:
Loss from revaluation of warrant liability	(4,461)	(1,278)
Foreign exchange gain	330	693
Interest expense	(139)	(233)
Other income, net	8	16

Total non-operating expense, net	(4,262)	(802)

Net loss	$(8,834)	$(5,098)

Net loss per common share:
Basic	$(0.17)	$(0.11)
Diluted	$(0.17)	$(0.11)
Weighted average common shares outstanding used for calculating net loss per common share:
Basic	53,088	47,450
Diluted	53,088	47,450

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(8,834)	$(5,098)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of taxes	0	(85)

Comprehensive loss	$(8,834)	$(5,183)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net loss	$(8,834)	$(5,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	269
Stock-based compensation	542	472
Loss from revaluation of warrant liability	4,461	1,278
Gain on sale of fixed assets	(8)	(9)
Non-cash interest expense	6	49
Changes in operating assets and liabilities:
Accounts receivable	1,074	(8)
Inventories	(2,459)	(3,081)
Other assets	(124)	(193)
Accounts payable	(530)	2,001
Accrued liabilities	1,674	(651)
Deferred revenue	86	(87)

Net cash used in operating activities	(3,904)	(5,058)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(2)	(51)
Purchases of certain other assets	(2)	(4)
Maturities of investments	200	218

Net cash provided by investing activities	196	163
Financing activities
Net proceeds from equity incentive plans	77	10
Net proceeds from public offering	9,612	0
Payments on debt and landlord provided leasehold incentives	(29)	(464)

Net cash provided by (used in) financing activities	9,660	(454)

Net increase (decrease) in cash and cash equivalents	5,952	(5,349)
Cash and cash equivalents, beginning of period	25,497	28,948

Cash and cash equivalents, end of period	$31,449	$23,599

Supplemental disclosures:
Cash paid for interest	$83	$114

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as Cerus or the Company) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future periods.

As previously reported in Note 20, Quarterly Financial Information, in the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 5, 2012, the Company restated previously reported financial statements for the three months ended March 31, 2011. The adjustments related to previously capitalized inventory costs, which should have been charged to cost of product revenue as products were sold. Although the correction was immaterial to the three months ended March 31, 2011, the Company decided to restate the amounts previously reported to better reflect the actual operating trends of the Company’s business for 2011. The adjustments reduced inventory and primarily increased cost of product revenue by $0.1 million for the three months ended March 31, 2011.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, which were included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 5, 2012. The accompanying balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable. The Company’s main sources of revenues for the three months ended March 31, 2012 and 2011 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order and signed sales contract as evidence of a written agreement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price. The Company has determined that vendor specific objective evidence is not discernible due to the Company’s limited history of selling its products and variability in its pricing across the broad regions into which it sells its products. Since the Company’s products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable.

At March 31, 2012 and December 31, 2011, the Company had $0.2 million and $0.1 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. The Company receives certain United States government grants and contracts that support research in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants.

Research and Development Expenses

The Company has received certain United States government grants in support of the Company’s efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue associated with these grants is recognized as costs under each grant are incurred. In addition, in accordance with ASC Topic 730, “Accounting for Research and Development Expenses,” research and development expenses are charged to expense when incurred. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for research and development activities (see “Use of Estimates” above) affects the amounts of research and development expenses recorded and revenue recorded from development funding and government grants and collaborative agreements. Actual results may differ from those estimates under different assumptions or conditions.

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

In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value based on quoted market prices. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheets. Realized gains and losses from the sale or maturity of available-for-sale investments are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest expense.

The Company also reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations.

As of March 31, 2012, the Company also maintained a certificate of deposit for approximately $0.2 million with a domestic bank. The Company holds this certificate of deposit for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s condensed consolidated balance sheets at March 31, 2012 and December 31, 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained pursuant to the Company’s investment policy at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and type of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2012, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist. However, in connection with the Company’s revolving line of credit, as discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements, the Company purchased a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations.

The Company had three and two customers that each accounted for more than 10% of the Company’s outstanding trade receivables, which cumulatively represented approximately 68% and 58% of the Company’s outstanding trade receivables, at March 31, 2012 and December 31, 2011, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2012 and December 31, 2011, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fenwal, Inc. (“Fenwal”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2012 and December 31, 2011, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company’s limited history selling the INTERCEPT Blood System limits the amount of historical data the Company has to perform this analysis. Generally, the Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2012 and December 31, 2011, the Company had $0.3 million and $0.6 million, respectively, reserved for potential obsolete or expiring product.

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

Goodwill and Intangible Assets, net

Additions to goodwill and intangible assets, net are derived at the time of a business acquisition, in which the Company assigns the total consideration transferred to the acquired assets based on each asset’s fair value and any residual amount becomes goodwill, an indefinite life intangible asset. Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to periodic amortization over the estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s condensed consolidated statements of operations.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2012 and 2011.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains of $0.3 million and $0.7 million during the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

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

Gains and losses from warrant revaluation are recorded in “Loss from revaluation of warrant liability” on the condensed consolidated statements of operations. During the three months ended March 31, 2012 and 2011, the Company recorded non-cash losses of $4.5 million and $1.3 million, respectively, associated with changes in the fair value of the warrants. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at March 31, 2012 or December 31, 2011. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 2007 through 2011 remain subject to examination by the taxing jurisdictions.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share uses the same weighted average number of common shares outstanding for the period as calculated for the basic loss per share as the inclusion of any commons stock equivalents would be anti-dilutive. If the Company earned net income, diluted earnings per share would assume conversion of all potentially dilutive securities, such as stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerator for Basic and Diluted:
Net loss	$(8,834)	$(5,098)
Denominator:
Basic weighted average number of common shares outstanding	53,088	47,450
Effect of dilutive potential common shares resulting from convertible preferred stock, stock options, restricted stock units, warrants and employee stock purchase plan rights	0	0

Diluted weighted average number of common shares outstanding	53,088	47,450

Net loss per common share:
Basic	$(0.17)	$(0.11)
Diluted	$(0.17)	$(0.11)

The table below presents common shares underlying stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2012 and 2011 (shares in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted average of anti-dilutive common shares	14,399	13,548

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. There have been very few warranty costs incurred through March 31, 2012, and the Company is unaware of any future warranty claims. Accordingly, at March 31, 2012 and December 31, 2011, the Company had not accrued for any potential future warranty costs.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies instruments within Level 1 if quote prices are available in active markets, which include its money market funds as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s available-for-sale securities related to United States government agencies. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, which include its warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Note 2 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation on financial instruments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending March 31, 2012 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, under Note 2 in the Notes to Consolidated Financial Statements.

Note 2. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2012 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$8,945	$8,945	$0	$0
United States government agency securities (2)	87	0	87	0

Total financial assets	$9,032	$8,945	$87	$0

Warrant liability (3)	$12,440	$0	$0	$12,440

Total financial liabilities	$12,440	$0	$0	$12,440

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$8,683	$8,683	$0	$0
United States government agency securities (2)	287	0	287	0

Total financial assets	$8,970	$8,683	$287	$0

Warrant liability (3)	$7,979	$0	$0	$7,979

Total financial liabilities	$7,979	$0	$0	$7,979

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2011 to March 31, 2012 was as follows (in thousands):

Balance at December 31, 2011	$7,979
Increase in fair value of warrants	4,461

Balance at March 31, 2012	$12,440

See Note 1 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2012.

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments at March 31, 2012 (in thousands):

	March 31, 2012
	Carrying Value	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$22,504	$0	$22,504
Money market funds	8,945	0	8,945

Total cash and cash equivalents	31,449	0	31,449
Short-term investments:
United States government agency securities	87	0	87

Total short-term investments	87	0	87

Total cash, cash equivalents and short-term investments	$31,536	$0	$31,536

The following is a summary of cash, cash equivalents and short-term investments at December 31, 2011 (in thousands):

	December 31, 2011
	Carrying Value	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Cash	$16,814	$0	$16,814
Money market funds	8,683	0	8,683

Total cash and cash equivalents	25,497	0	25,497
Short-term investments:
United States government agency securities	287	0	287

Total short-term investments	287	0	287

Total cash, cash equivalents and short-term investments	$25,784	$0	$25,784

Cash equivalents and short-term investments at March 31, 2012 and December 31, 2011 consisted of the following by original contractual maturity (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$8,945	$8,945	$8,683	$8,683
Due greater than three years and less than five years	87	87	287	287

Total cash equivalents and short-term investments	$9,032	$9,032	$8,970	$8,970

The maturities of certain short-term investments were estimated primarily based upon assumed prepayment features and credit enhancement characteristics.

Gross realized gains from the sale or maturity of available-for-sale investments were zero during the three months ended March 31, 2012. Gross realized gains from the sale or maturity of available-for-sale investments were minimal during the three months ended March 31, 2011. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2012 and 2011.

Note 4. Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Work-in-process	$3,198	$2,742
Finished goods	5,705	3,702

Total inventories	$8,903	$6,444

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three months ended March 31, 2012, the Company did not dispose of or recognize additional goodwill. Accordingly, at both March 31, 2012 and December 31, 2011, the carrying amount of goodwill was $1.3 million. The Company expects to perform its annual review of goodwill on August 31, 2012, unless indicators of impairment are identified prior to that date.

Intangible Assets, net

The following is a summary of intangible assets, net at March 31, 2012 (in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(319)	$1,698

Total intangible assets	$2,017	$(319)	$1,698

The following is a summary of intangible assets, net at December 31, 2011 (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(269)	$1,748

Total intangible assets	$2,017	$(269)	$1,748

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, there were no impairment charges recognized related to the acquired intangible assets.

At March 31, 2012, the expected annual amortization expense of the intangible assets, net is $0.15 million for the remaining nine months of 2012, $0.2 million each subsequent year thereafter beginning with the year ending December 31, 2013 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares, which represented less than 10% of Aduro’s capital. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. In April 2011, Aduro completed a subsequent round of financing, issuing Series B preferred stock, and as a result of this financing, the Company’s ownership in Aduro was reduced to less than 3%. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheet as the Company believes that it will never receive any economic benefit from its equity ownership in Aduro.

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Accrued compensation and related	$1,134	$2,027
Accrued inventory	3,906	1,417
Accrued contract and other accrued expenses	2,457	2,381

Total accrued liabilities	$7,497	$5,825

Note 8. Debt

Debt at March 31, 2012 consisted of the following (in thousands):

	March 31, 2012
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$5,000	$(75)	$4,925
Comerica - Revolving Line of Credit, due 2013	2,300	0	2,300

Total debt	7,300	(75)	7,225
Less: debt - current	(3,134)	35	(3,099)

Debt - non-current	$4,166	$(40)	$4,126

Debt at December 31, 2011 consisted of the following (in thousands):

	December 31, 2011
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$5,000	$(84)	$4,916
Comerica - Revolving Line of Credit, due 2013	2,300	0	2,300

Total debt	7,300	(84)	7,216
Less: debt - current	(2,554)	35	(2,519)

Debt - non-current	$4,746	$(49)	$4,697

Principal and interest payments on debt at March 31, 2012 are expected to be as follows for each of the following five years (in thousands):

Year ended December 31,
2012 (remaining nine months)	$741
2013	4,306
2014	1,805
2015	1,334
2016	0

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

Growth Capital Loan

Concurrent with the execution of the Credit Agreement, in September 2011, the Company borrowed $5.0 million of the Growth Capital Loan (“Growth Capital Loan A”), substantially all of which was used to repay the Company’s prior debt with Oxford Finance Corporation (“Oxford”), with the remainder used for general corporate purposes. Growth Capital Loan A, which matures in 48 months, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

The Company may draw up to an additional $3.0 million of the Growth Capital Loan (“Growth Capital Loan B”) until June 30, 2012. If drawn, Growth Capital Loan B will bear a fixed interest rate based on the higher of (i) 6.25% or (ii) 6.00% plus the three month LIBOR rate at the date of draw, with interest–only payments due for the first six months followed by equal principal and interest payments for the remaining 36 months. As of March 31, 2012, the Company had not drawn down any amounts under the Growth Capital Loan B.

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

Revolving Line of Credit

The Credit Agreement also provides for a RLOC of up to $4.0 million plus any unused amounts from Growth Capital Loan B (“RLOC Loan Amount”). The amount available under the RLOC, which is available to the Company until September 30, 2013, is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. In December 2011, the Company drew down $2.3 million under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both March 31, 2012 and December 31, 2011, the floating rate of the RLOC was at 4.75%. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on September 30, 2013. In September 2011, the Company incurred a commitment fee of $20,000, and will pay the same commitment fee at each annual anniversary of the RLOC. At both March 31, 2012 and December 31, 2011, the Company had $2.3 million outstanding under the RLOC.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Credit Agreement, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2012, the Company was in compliance with the financial covenants as set forth in the Credit Agreement.

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

Note 9. Commitments and Contingencies

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

Financed Leasehold Improvements

At December 31, 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2012, the Company had an outstanding liability of $0.9 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.8 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fenwal at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Series B Preferred Stock

Fenwal holds 3,327 shares of the Company’s Series B preferred stock. The Series B preferred stock has no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair market value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder may convert each share of Series B preferred stock into 100 shares of the Company’s common stock. If all shares of Series B preferred stock were converted to common stock, 332,700 shares of common stock would be issued, which represents less than 1% of the outstanding common stock of the Company at March 31, 2012. The Company has the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million.

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

The fair value of the 2009 Warrants and 2010 Warrants was recorded on the condensed consolidated balance sheets as a liability pursuant to “Accounting for Derivative Instruments and Hedging Activities” and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of ASC and will be adjusted to fair value at each financial reporting date thereafter until the earlier of exercise or modification to remove the provisions which require the warrants to be treated as a liability, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2009 Warrants and 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The fair value of the warrants at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
2009 Warrants	$4,269	$3,010
2010 Warrants	8,171	4,969

Total warrant liability	$12,440	$7,979

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
2009 Warrants:
Expected term (in years)	2.40	2.65
Estimated volatility	54%	74%
Risk-free interest rate	0.33%	0.36%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	3.61	3.86
Estimated volatility	69%	70%
Risk-free interest rate	0.78%	0.60%
Expected dividend yield	0%	0%

For the three months ended March 31, 2012 and 2011, the Company recorded non-cash charges of $4.5 million and $1.3 million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. At March 31, 2012, no warrants had been exercised. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability.

At-the-Market Issuance Sales Agreement

The Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) in June 2011, as amended in January 2012, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of its common stock over the term of the Sales Agreement having an aggregate offering price of up to $20.0 million through MLV. In conjunction with the Sales Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2011, approximately 3.5 million shares of the Company’s common stock were sold under the Sales Agreement for aggregate net proceeds of $9.7 million. During the three months ended March 31, 2012, the Company sold approximately 3.0 million additional shares of its common stock for aggregate net proceeds of $9.2 million.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. At March 31, 2012, the Company had an aggregate of approximately 10.1 million shares of its common stock reserved for issuance under the 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 9.0 million shares were subject to outstanding options and other stock-based awards, and approximately 1.1 million shares were available for future issuance under the 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. At March 31, 2012, the Company had 97,261 shares available for future issuance.

The Company has granted restricted stock units to its senior management in accordance with the 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2011	7,362	$4.70
Granted	1,714	3.69
Forfeited	(19)	2.26
Expired	(193)	49.66
Exercised	(6)	0.92

Balances at March 31, 2012	8,858	$3.53

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock-based compensation expense by caption:
Research and development	$131	$109
Selling, general and administrative	411	363

Total stock-based compensation expense	$542	$472

The Company did not record any stock-based compensation associated with performance-based stock options during the three months ended March 31, 2012 and 2011 as the performance criteria was not probable of being achieved. Performance-based stock options of 100,000 remained outstanding at March 31, 2012.

Note 12. Related Party Transactions

As a result of Baxter International Inc.’s sale of its transfusion therapies division in 2007 to Fenwal, Inc. (“Fenwal”), the Company has certain agreements with Fenwal which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During the three months ended March 31, 2012 and 2011, the Company made royalty payments to Fenwal of $0.7 million and $0.5 million, respectively. At both March 31, 2012 and December 31, 2011, the Company owed royalties to Fenwal of $0.7 million.

In December 2008, the Company extended its agreement with Fenwal to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fenwal a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fenwal of $3.6 million and $2.2 million relating to the manufacturing of the Company products during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company owed Fenwal $4.3 million and $3.4 million, respectively, for INTERCEPT disposable kits manufactured.

Note 13. Segment, Customer and Geographic Information

The Company continues to operate in only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating loss of the blood safety segment. The Company considers the sale of all of its INTERCEPT Blood System products to be similar in nature and function, and any revenue earned from services are minimal.

The Company’s operations outside of the United States include a wholly-owned subsidiary headquartered in Europe. The Company’s operations in the United States are responsible for the research and development and global commercialization of the INTERCEPT Blood System, as discussed in further detail below, while operations in Europe are responsible for the commercialization efforts of the platelet and plasma systems in Europe, The Commonwealth of Independent States and the Middle East. Product revenues are attributed to each region based on the location of the customer, and in the case of non-product revenues, on the location of the collaboration partner.

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three months ended March 31, 2012 and 2011 (in percentages):

	Three Months Ended
	March 31,
	2012	2011
Etablissement Francais du Sang	30%	23%
Movaco, S.A.	18%	27%
Delrus Inc.	17%	*
Service Francophone du Sang	*	10%

*	Represents an amount less than 10% of product revenue.

The Company also recognized government grants and cooperative agreements revenue of $0.1 million, which represented 1% of total revenue, during the three months ended March 31, 2012 and $0.4 million, which represented 7% of total revenue, during the three months ended March 31 2011. The Company has received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense since February 2001. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the terms of the cooperative agreements, the Company is conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that are of concern to the United States Armed Forces. This funding supports advanced development of the Company’s red blood cell system.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood System, the anticipated progress of our research, development and clinical programs, our ability to manage cost increases associated with preclinical and clinical development for the INTERCEPT Blood System, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System, the ability of our products to inactivate pathogens that may emerge in the future, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including our need for additional financing, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products, market acceptance of our products, reimbursement, development and testing of additional configurations of our products, regulation by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fenwal and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our limited operating history and expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have been focused on the research, development, clinical testing and commercialization of the INTERCEPT Blood System. The INTERCEPT Blood System is designed for three blood components. The INTERCEPT Blood System for platelets, or platelet system, and our INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries in Europe, The Commonwealth of Independent States, or CIS, the Middle East and selected countries in other regions around the world.

We are developing and plan to perform in vitro studies and clinical trials for our INTERCEPT Blood System for red blood cells, or the red blood cell system, in Europe and the United States. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. In addition, in March 2012, we submitted a proposed clinical trial protocol under an investigational device exemption, or IDE, supplement to the United States Food and Drug Administration, or FDA, for a Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. We understand that at least an additional Phase I clinical trial and certain other prerequisites will need to be completed satisfactorily by us before the FDA will complete its review of our proposed Phase III clinical trial protocol for the red blood cell system. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any Phase III clinical trials of the red blood cell system to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our credit agreement with Comerica Bank, as described below, on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The disruptions to the global credit and financial markets and general economic uncertainty has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions and general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets and general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

We recognize product revenues from the sale of our platelet and plasma systems in Europe, the CIS, the Middle East and certain other countries around the world. Our product revenues increased by $2.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of an increased INTERCEPT disposable kits sales to existing customers and sales to new customers due to increased market penetration and customer adoption of the INTERCEPT Blood System in countries where we sell our products. Although our revenues have grown over time, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to grow our business, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from government grants and cooperative agreements. Historically, we have received significant awards in funding under cooperative agreements with the United States Department of Defense, or DoD, for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. In August 2011, we were awarded a $2.1 million grant from the DoD to support the development of our red blood cell system. We have recognized revenue associated with this award as qualified costs were incurred for reimbursement over the performance period of one year from the date of issuance. We have recognized the full $2.1 million available under the grant through March 31, 2012, and therefore by March 31, 2012, we had exhausted the remaining availability under the grant. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

In 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. In April 2011, Aduro completed a subsequent round of financing, issuing Series B preferred stock, and as a result of this financing, our ownership in Aduro was reduced to less than 3%. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero in our consolidated balance sheet as we believe that we will never receive any economic benefit from our equity ownership in Aduro.

We pay royalties to Fenwal Inc., or Fenwal, on future INTERCEPT Blood System product sales under certain agreements which arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal, at rates of 10% of net sales for our platelet system, 3% of net sales for our plasma system, 5% of net sales for our red blood cell system, and 6.5% on net sales of illumination devices, or illuminators. We also pay Fenwal certain costs associated with the amended manufacturing and supply agreement we executed with Fenwal in December 2008 for the manufacture of finished INTERCEPT disposable kits for our platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, we pay Fenwal a set price per disposable kit, which is established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are higher or lower than the annually estimated production volumes. We are also obligated to provide certain disposable kit components at no cost to Fenwal under the amended manufacturing and supply agreement. This required us to enter into manufacturing and supply arrangements with certain other manufacturers for those components, some of which contain minimum purchase commitments. As a result, our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished INTERCEPT disposable kits.

In August 2010, we completed an acquisition of certain assets of BioOne Corporation, or BioOne, including the commercialization rights that both Baxter (later Fenwal) and we granted to BioOne for both the platelet and plasma systems. Concurrent with the acquisition, Fenwal and we terminated the commercialization rights we and Fenwal granted to BioOne. As a consequence of the termination, and pursuant to a pre-existing agreement with Fenwal, our commercialization rights to the platelet and plasma systems under our 2005 and 2006 agreements with Baxter became worldwide. As consideration for the acquired BioOne assets, we relinquished all shares we held in BioOne valued at approximately $0.3 million and issued approximately 1.2 million shares of our common stock to BioOne valued at approximately $3.4 million, of which approximately 1.0 million shares were issued at the close of the acquisition on August 24, 2010 and the remaining 0.2 million shares were issued on February 25, 2011. Accordingly, at the acquisition date, we recorded the fair value of the assets acquired, consisting of commercialization rights in Asia of $2.0 million and illuminators of $0.4 million, with the excess of the purchase price over the fair value of the asset acquired was recorded as goodwill of $1.3 million. The recognition of goodwill was attributable to the buyer-specific value derived by us as a result of acquiring the commercialization rights in certain Asian countries in order to complete the global commercialization rights for our platelet and plasma systems.

We entered into an At-The-Market Issuance Sales Agreement, or Sales Agreement, in June 2011, as amended in January 2012, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the Sales Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the Sales Agreement for aggregate net proceeds of $9.7 million. During the three months ended March 31, 2012, we sold approximately 3.0 million additional shares of our common stock for aggregate net proceeds of $9.2 million. We currently have less than $0.1 million of common stock available to be sold under the Sales Agreement.

In September 2011, we entered into a loan and security agreement, or Credit Agreement, with Comerica Bank, or Comerica, which provides for a growth capital loan of up to $8.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $4.0 million plus any unused amounts from the Growth Capital Loan. Under the Credit Agreement, we are limited to an aggregate borrowing of up to $10.0 million at any time. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. Concurrent with the execution of the Credit Agreement, we borrowed $5.0 million of the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we drew $2.3 million from the revolving line of credit in 2011.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue – We recognize revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is probable.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order and signed sales contract as evidence of a written agreement. We sell INTERCEPT Blood System for platelets and plasma directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, we determine whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once we determine if the deliverable meets the criteria for a separate unit of accounting, we must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price. We have determined that vendor specific objective evidence is not discernible due to our limited history of selling our products and variability in our pricing across the broad regions into which we sell our products. Since our products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs” and value-added-taxes, or VAT that we invoice to our customers and remit to governments, are recorded on a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts is recognized as the costs on the projects are incurred. We receive certain United States government grants and contracts that support research in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants.

•Inventory – We own certain components of INTERCEPT disposable kits in the form of work-in-process inventory and finished goods, UVA illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our condensed consolidated balance sheet, can potentially take over one year to complete production before being utilized in finished INTERCEPT disposable kits. We maintain an inventory balance based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year.

Under our manufacturing and supply agreement with Fenwal, our carrying value of INTERCEPT disposable kits is dependent on an annually set price. In addition, at the end of each year, volume driven manufacturing overhead is either paid or refunded by or to us if manufacturing volumes are higher or lower than the anticipated manufacturing volumes at the time the price is established. As a result, manufacturing overhead can fluctuate and requires us to use judgment in accruing the manufacturing overhead, which affects the per unit carrying cost of our finished goods. In addition, we use judgment in determining whether the manufacturing overhead is a cost of our inventory and recoverable when product is sold. We use significant judgment and evaluate manufacturing variances incurred during periods of abnormally low production by considering a variety of factors including the reasons for low production volumes, anticipated future production levels that correlate to and offset volumes experienced during abnormally low production cycles and contractual requirements. We record manufacturing variances incurred during periods without production as a component of “Cost of product revenue” on our condensed consolidated statements of operations.

Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Our platelet and plasma systems’ disposable kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. Our limited history selling the INTERCEPT Blood System limits the amount of historical data we have to perform this analysis. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on our condensed consolidated statements of operations.

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

•Goodwill and Intangible assets – In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2011, we performed our annual review of goodwill as described above and determined that goodwill was not impaired. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the three months ended March 31, 2012 which would require us to test the recoverability of our intangible assets.

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

•Stock-based compensation – We issue stock-based awards to our employees, contractors and members of our Board of Directors, as strategic, long-term incentives. We also maintain an active employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. We record stock-based compensation expense for employee awards in accordance with ASC Topic 718, “Compensation – Stock Compensation.” We use the Black-Scholes option pricing model to determine the grant-date fair value of stock-based awards. The Black-Scholes option pricing model requires that we use assumptions regarding a number of complex and subjective variables to determine appropriate inputs to the model, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, our expected stock price volatility, the risk-free interest rate and expected dividends. The grant-date fair value of stock-based awards is then recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved. We continue to apply the provisions of ASC Topic 505-50, “Equity Based Payment to Non-Employees” for our stock-based awards issued to non-employees. Under the provisions, the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our condensed consolidated statements of operations.

•Income taxes – Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at March 31, 2012 or December 31, 2011. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our tax years 2007 through 2011 remain subject to examination by the taxing jurisdictions.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	Change
Product revenue	$8,691	$6,183	$2,508	41%
Government grants and cooperative agreements	91	436	(345)	(79)%

Total revenue	$8,782	$6,619	$2,163	33%

Product revenue increased by $2.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of higher volumes of our platelet and plasma systems’ disposable kits sold to existing customers and new customer adoption of the INTERCEPT Blood System in countries where we sell our products.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System continues to gain market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements decreased by $0.3 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, respectively. This decrease was attributable to the relatively low remaining award balance available under our DoD grant during the three months ended March 31, 2012 compared to March 31, 2011. At March 31, 2012, we had exhausted the amounts available under our DoD grant, recognizing the final $0.1 million during the three months ended March 31, 2012. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	Change
Cost of product revenue	$5,514	$3,529	$1,985	56%

Cost of product revenue increased by $2.0 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the higher volume of INTERCEPT disposable kits sold and higher scrap charges for certain components during the three months ended March 31, 2012 compared to the comparable period in 2011. We anticipate our cost of product revenue will increase in the future as a result of increased product sales.

Our realized gross margins on product sales were 37% during the three months ended March 31, 2012, down from 43% during the three months ended March 31, 2011. Gross margins during the three months ended March 31, 2012 were negatively impacted as compared to the comparable period in 2011 by the higher proportion of plasma kits sold to customers during the three months ended March 31, 2012 and the higher inventory scrap charges taken for certain components, which were determined to be unusable. We have a limited history of overseeing the manufacture of these components and as such, have limited means to predict the frequency and magnitude of events leading to higher than expected scrap charges.

Changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments. Our gross margins may be impacted in the future based on all of these criteria.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock-based compensation, payments to consultants, costs to prepare and conduct preclinical studies and clinical trials, third-party costs for development activities, certain regulatory costs, costs for licensed technologies, costs associated with our infrastructure, and laboratory chemicals and supplies.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	Change
Research and development	$1,824	$1,808	$16	1%

Research and development expenses were relatively consistent during both the three months ended March 31, 2012 and 2011. We anticipate our research and development spending will continue to increase over the near term as we expect to initiate planned Phase III clinical trials for our red blood cell system in Europe. In addition, we plan to perform certain additional in vitro studies and clinical development in the United States for our red blood cell system which would result in increased research and development spending. Subject to our ability to fund further development, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; which is discussed in further detail under “Item 1A – Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	Change
Selling, general and administrative	$5,966	$5,528	$438	8%

Selling, general, and administrative expenses increased by $0.4 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased relative spending related to general corporate services, and to a lesser extent, higher workforce costs.

We anticipate that selling, general and administrative expenses may increase modestly over time, as we expand our commercialization efforts in the markets where we currently sell our products and as we expand commercialization efforts into new geographies.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries in connection with our acquisition of certain assets from BioOne. The BioOne transaction was accounted for as a business combination under ASC Topic 805, “Business Combination,” which determined a fair value of $2.0 million for the intangible assets in August 2010. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment as facts and circumstances arise.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	Change
Amortization of intangible assets	$50	$50	$0	0%

Amortization of intangible assets remained flat during the three months ended March 31, 2012 compared to the three months ended March 30, 2011.

Non-Operating Expense, net

Non-operating expense, net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain, interest charges incurred on our debt, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	Change
Loss from revaluation of warrant liability	$(4,461)	$(1,278)	$(3,183)	24%
Foreign exchange gain	330	693	(363)	(52)%
Interest expense	(139)	(233)	94	(40)%
Other income, net	8	16	(8)	(50)%

Total non-operating expense, net	$(4,262)	$(802)	$(3,460)	431%

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants, which uses the binomial-lattice option-pricing model, is classified as a liability on the condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised, expire or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

Loss from revaluation of warrant liability increased by $3.2 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrant.

Foreign exchange gain

Foreign exchange declined by $0.4 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, which was primarily attributable to unfavorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense decreased by $0.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to lower interest incurred from borrowings on our current credit facility with Comerica compared to our prior credit facility with Oxford.

Other income, net

Other income, net was relatively consistent during both the three months ended March 31, 2012 and 2011.

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

At March 31, 2012, we had cash, cash equivalents and short-term investments of $31.5 million. Our cash equivalents and short-term investments primarily consist of money market instruments and to a lesser extent, United States government agency securities, which are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2012 compared to $5.1 million during the three months ended March 31, 2011. The decrease in net cash used in operating activities was primarily related to the decrease in accounts receivable during the three months ended March 31, 2012 relative to the same period in 2011 and to a lesser extent, the lower rate of inventory build during the three months ended March 31, 2012 compared to the same period in 2011.

Investing Activities

Net cash provided by investing activities was relatively consistent during both the three months ended March 31, 2012 and 2011 of $0.2 million. We continue to reinvest the proceeds received from the maturities of our existing investments in money market funds with original maturities of less than 90 days. In addition, we continue to minimize our purchasing of furniture, equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 was $9.7 million compared to $0.5 million net cash used in financing activities during the three months ended March 31, 2011. The increase in financing activities was primarily due to cash proceeds received from sales of our common stock pursuant to the Sales Agreement with MLV in which we sold approximately 3.0 million shares of our common stock for aggregate net proceeds of $9.2 million during the three months ended March 31, 2012 and collected $0.4 million in cash during the three months ended March 31, 2012 from common stock offerings that occurred toward the end of the year ended December 31, 2011.

Working Capital

Working capital increased to $19.2 million at March 31, 2012, from $18.6 million at December 31, 2011, primarily due to higher balances in cash and investments, which were substantially derived from cash proceeds received from the sale of our common stock pursuant to the Sales Agreement with MLV and offset by cash used for our operations, and increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain. This was partially offset by increases in our non-cash liability for warrants, net increases in the combined total for our accounts payable and accrued liabilities balances as a result of the timing of payments to our vendors and decreases in accounts receivable due to timing of cash collections from our customers.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our credit agreement with Comerica Bank, which is described below, on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The disruptions to the global credit and financial markets and general economic uncertainty has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions and general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets and general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional Phase III clinical trials of the red blood cell, platelet or plasma systems in the United States unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Other Information

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. At March 31, 2012, we had exhausted the remaining availability under the August 2011 DoD grant. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for future government funding. We are unsure whether government funding will be available to us in the future, or if available, at what levels.

We entered into a Sales Agreement in June 2011, as amended in January 2012, that provides for the issuance and sale of shares of our common stock over the term of the Sales Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the Sales Agreement for aggregate net proceeds of $9.7 million. During the three months ended March 31, 2012, we sold approximately 3.0 million additional shares of our common stock for aggregate net proceeds of $9.2 million. We currently have less than $0.1 million of common stock available to be sold under the Sales Agreement.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Commitments

The following summarizes our commitments at March 31, 2012 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$4,975	$4,825	$100	$50	$0
Operating leases	2,005	637	1,180	188	0
Other commitments	1,225	268	287	287	383
Debt	8,186	1,256	6,031	899	0

Total contractual obligations	$16,391	$6,986	$7,598	$1,424	$383

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fenwal at no cost for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our Concord California lease and exercised a five year extension option in January 2012 to extend the term of our Amersfoort, The Netherlands lease for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our Concord California lease and our Amersfoort, The Netherlands lease, which may occur as early as January 2015 and February 2016, respectively. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2012, we had an outstanding liability of $0.9 million related to these leasehold improvements.

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

Concurrent with the execution of the Credit Agreement, in September 2011, we borrowed $5.0 million of the Growth Capital Loan, or Growth Capital Loan A, substantially all of which was used to repay our prior debt with Oxford, with the remainder used for general corporate purposes. Growth Capital Loan A, which matures in 48 months, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

We may draw up to an additional $3.0 million of the Growth Capital Loan, or Growth Capital Loan B, until June 30, 2012. If drawn, Growth Capital Loan B will bear a fixed interest rate based on the higher of (i) 6.25% or (ii) 6.00% plus the three month LIBOR rate at the date of draw, with interest–only payments due for the first six months followed by equal principal and interest payments for the remaining 36 months. As of March 31, 2012, we have not drawn down any amounts under the Growth Capital Loan B.

In September 2011, we incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to our Growth Capital Loan A and are being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan A (discount was based on an implied interest rate of 7.07%). We will also be required to make a final payment fee of 1% of the amounts drawn under Growth Capital Loan A and Growth Capital Loan B due on the earlier of (i) prepayment of the Growth Capital Loan or (ii) the maturity of the Growth Capital Loan. The final payment fee will be accreted to interest expense using the effective interest method over the life of the Growth Capital Loan A and B upon draw.

The Credit Agreement also provides for a RLOC of up to $4.0 million plus any unused amounts from the Growth Capital Loan B, or the RLOC Loan Amount. The amount available under the RLOC, which is available to us until September 30, 2013, is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. In December 2011, we drew down $2.3 million under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both March 31, 2012 and December 31, 2011, the floating rate of the RLOC was at 4.75%. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on September 30, 2013. In September 2011, we incurred a commitment fee of $20,000, and will pay the same commitment fee at each annual anniversary of the RLOC. At both March 31, 2012 and December 31, 2011, we had $2.3 million outstanding under the RLOC.

We are required to maintain compliance with certain customary and routine financial covenants under the Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2012, we were in compliance with the financial covenants as set forth in the Credit Agreement.

Financial Instruments

We maintain an investment portfolio of various securities, which are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We did not have any unrealized gains at both March 31, 2012 and December 31, 2011.

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of high credit, high liquidity United States government agency securities, money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to United States government agencies and corporate debt securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. Certain of the investments in our portfolio are subject to general market risk and more specifically, the United States mortgage industry and financial institutions. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2012 and 2011. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. There can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending March 31, 2012 that are of significance, or potential significance, to us. Any recent accounting pronouncement that are of significance, or potential significance, to us are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, under Note 2 in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance, not absolute assurance, that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief accounting officer have concluded, that based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objective of our disclosure control system were met.

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

In order to increase market acceptance of the INTERCEPT Blood System, we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and outweigh their risks.

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. While certain studies also demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or efficacy.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market acceptance. For example, our products have not been demonstrated to be effective in the inactivation of certain non-lipid-enveloped viruses, including hepatitis A virus, due to these viruses’ biology. In addition, our products have not demonstrated a high level of inactivation for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of inactivation of a broad spectrum of lipid-enveloped viruses, some customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited inactivation, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not shown to be effective in inactivating bacterial spores, once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market acceptance of our products.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing the products. In addition, there is a risk that further studies we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products.

Market acceptance of our products is affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, their hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets to afford to purchase our products. Budgetary concerns may be further exacerbated by the economic austerity programs implemented in European countries, which may limit the adoption of new technologies, including our products. Furthermore, it is difficult to predict the reimbursement status of newly approved, novel medical device products. In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Health care reform in the United States has also placed downward pressure on the pricing of medical products.

Product adoption in Europe and other regions may be negatively affected because we do not have FDA approval for any of our products. In addition, if we do not achieve widespread product adoption in key European countries, adoption in other countries may be affected.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these large customers could significantly delay or even diminish potential product revenue in those geographies. The market for pathogen inactivation systems in the United States is highly concentrated and dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product characteristics relating to platelet dose of INTERCEPT-treated platelets that have received marketing authorization from the PEI may be incompatible with market requirements. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products, and may conduct and complete their own clinical trials before adopting our products. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers. Decisions on product adoption in England are centralized with the National Blood Service and we understand that the National Blood Service has implemented bacterial detection testing for platelets before considering pathogen inactivation. The Japanese Red Cross controls a significant majority of blood transfusions in Japan and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen inactivation of blood over a number of years and has yet to make a formal determination to adopt any pathogen inactivation approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes in order to allow the INTERCEPT Blood System to integrate with the collection platforms of the Japanese Red Cross, which may be technologically or economically infeasible for us to do.

We have only a limited operating history, and we expect to continue to generate losses.

We may never achieve a profitable level of operations. Our development and selling, general and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. The platelet and plasma systems are not yet approved in the United States or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development and commercialization of the INTERCEPT Blood System in the near-term. We expect our losses to continue at least until the INTERCEPT Blood System achieves more significant market acceptance, which may never occur. To the extent that we reach agreement on a clinical pathway with the FDA for any or all of our products and if we choose to pursue such opportunities, we would expect to incur substantial costs which could extend the period during which we expect to operate at a loss.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economies and credit and financial markets, including the current sovereign debt crisis in certain countries in Europe and disruptions due to political instability or otherwise, these organizations may defer purchases, may be unable to satisfy their reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, political and economic instability in Europe may diminish the value of the Euro, which could reduce our reported product revenue.

Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes before the FDA and international regulatory authorities can approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining FDA and other required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all.

Clinical trials are particularly expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin and conduct planned clinical trials on schedule, if at all. Significant delays in clinical testing could materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving with competitive advances in the standard of care against which new product candidates are judged, as well as with changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. In addition to the reasons stated above, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

Enrollment criteria for certain of our clinical trials may be quite narrow. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and submitted data from this trial, along with several other modules of our pre-market approval application, to the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to discrepancies in safety results. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms and had shown statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. We understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the FDA’s questions. In November 2009, we and the FDA presented a proposed clinical trial protocol for a second Phase III clinical trial for platelets to the FDA’s Blood Product Advisory Committee, or BPAC. Although the BPAC agreed with the proposed trial design, safety endpoints and efficacy endpoints, we will still need to reach agreement with the FDA on the means necessary to satisfy the BPAC’s request for more stringent safety margins than we had proposed. In order to meet the more stringent safety margins, we may need to enroll and collect data from more patients than what we had initially proposed to BPAC. Until the final study size and design requirements are determined, we will not be able to assess the feasibility of a second Phase III clinical trial. The dimensions of such a Phase III clinical trial may be prohibitive due either to prospective cost, availability of patients in the target population or logistics. We have no plans to initiate such a trial unless adequate funding is secured. The additional Phase III clinical trial will need to be completed and data submitted to the FDA before we can complete our regulatory submission, which we may be unable to do.

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

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have not submitted any applications for regulatory approval of the plasma system in the United States or any other regions other than in Europe. INTERCEPT-treated plasma was granted orphan drug status in February 2011 by the FDA Office of Orphan Products Development for the treatment of thrombotic thrombocytopenic purpura. Although we have completed Phase III clinical trials in this patient population, the FDA would likely require us to compile supplemental data collected from commercial use in Europe or to complete additional Phase III clinical trials before any approval would be granted. Should the FDA require us to complete additional clinical trials, we would need to secure adequate funding before we would initiate any such trials.

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect the FDA to seek the advice of the BPAC. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily have to approve those products. If BPAC were to answer FDA questions recommending against approval of one or more of our products, the FDA would have to take into consideration the points of concern raised by BPAC which could affect the approval of the products.

If our product candidates receive approval for commercial sale in the United States, their marketing and manufacturing would be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practice, or GMP, and ISO 13485, a quality management system standard applicable to the products we sell in Europe. The failure to comply with these requirements on an ongoing basis could result in delaying or precluding commercialization efforts in certain geographies, including the United States, and could result in an enforcement action, which could harm our business. The current manufacturing sites we rely upon for producing the platelet and plasma system products for international distribution and sale are not FDA-qualified facilities. It would require both time and expense to obtain such qualification.

If one of our product candidates receives approval for commercial sale in the United States, the FDA may require a post-marketing clinical study, which can involve significant expense. Other regulatory authorities outside of the United States may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

We have conducted many toxicology studies to demonstrate the platelet and plasma systems’ safety, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be difficult or impossible to quantify. We expect the FDA would require us to demonstrate a very low level of potential side effects in the proposed second Phase III trial of the platelet system.

In 2003, we terminated Phase III clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the Phase III clinical trial for chronic anemia. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase I clinical trial to evaluate recovery and survival of treated red blood cells with the modified process that we initiated in the fourth quarter of 2008, there were no adverse events reported. Based on the results from that trial, we plan to conduct Phase III clinical trials in Europe using the modified process in patients with acute and chronic anemia, if our clinical trial applications are approved by European regulators. However, we cannot assure you that the adverse events observed in the terminated Phase III clinical trials of our red blood cell system will not be observed in any future Phase III clinical trials of our red blood cell system. In addition, although the unblinded data from our 2003 Phase III clinical trial of the red blood cell system for acute anemia patients indicated that the primary endpoint had been met, we cannot assure you that the same result will be observed in any potential future Phase III clinical trials using our modified process.

In March 2012, we submitted a proposed clinical trial protocol under an investigational device exemption, or IDE, supplement to the FDA for a proposed Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. The FDA subsequently disapproved the IDE supplement, advising us that at least an additional Phase I recovery and survival study will need to be successfully completed and reported to the FDA prior to any initiation of the proposed Phase III clinical trial. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of the proposed Phase III clinical trial.

We plan to initiate a Phase III clinical trial of our red blood cell system for acute anemia patients in Europe if the proposed clinical trial is accepted by European regulators, which we cannot assure you will occur. We are also planning to prepare a clinical trial application for a Phase III clinical trial for chronic anemia patients in Europe. We expect to conduct a further process validation study in Europe prior to commencement of such trials. Such studies, including the studies required by the FDA prior to its review of the proposed Phase III clinical trial protocol supplement filed in the IDE, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the planned acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the planned Phase III chronic anemia clinical trial in Europe would also be required for our red blood cell system to achieve market acceptance. In addition, the trials would need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. These additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase.

Regulatory agencies may limit the uses or indications for which any of our products are approved. For example, we believe that the INTERCEPT Blood System products will be able to claim the inactivation of particular pathogens only to the extent we have laboratory data to support such claims. After regulatory approval for the initial indications, further studies may be necessary to gain approval for the use of the product for additional indications.

In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the United States, Germany, Canada, Austria, and Australia, and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities in each country before making available blood products processed with our pathogen inactivation systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We have a wholly-owned subsidiary, headquartered in The Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in geographies where the platelet and plasma systems are approved or can be imported through the import license process. We will need to maintain and continue to increase our competence in a number of functions, including sales, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems. Many of these competencies require compliance with European Union and local standards and practices, with which we have limited experience.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. They may fail to sell product inventory they have purchased from us to end customers. Initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

Our manufacturing supply chain exposes us to significant risks.

INTERCEPT disposable kits for platelet and plasma are manufactured and assembled by Fenwal. Fenwal has agreed, through a manufacturing and supply agreement signed with us in December 2008, to manufacture our INTERCEPT disposable kits for the platelet and plasma systems. Our manufacturing and supply agreement with Fenwal extends through December 31, 2013, and is automatically renewed for one year terms. Fenwal may terminate the manufacturing and supply agreement, provided that Fenwal notifies us with at least thirty months’ written notice prior to termination. Fenwal is our sole supplier for the manufacture of these products. Fenwal may fail to manufacture an adequate supply of INTERCEPT disposable kits or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. If production of INTERCEPT disposable kits is produced at a facility that also produces Fenwal-branded products should production for Fenwal’s own products decline, our products may absorb more overhead, which would negatively impact our gross margins.

We also have contracts with independent suppliers, including Ash Stevens Inc., or Ash Stevens, for the manufacture of amotosalen, our proprietary compound for inactivating pathogens, Porex Corporation, or Porex, for the manufacture of components of the compound adsorption devices, and NOVA Biomedical Corporation, or NOVA, for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are our sole suppliers for such components.

Our manufacturing and supply agreement with Ash Stevens extends through December 31, 2015, and is automatically renewable thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. Although we are not subject to minimum annual purchase requirements under the manufacturing and supply agreement with Ash Stevens, we may be required to pay a maintenance fee of up to $50,000 a year if specified quantities of amotosalen are not purchased in any year. We have incurred these penalties in the past and may incur these penalties in future periods.

Our agreement with Porex expires on December 31, 2012. Prior to the expiration of that contract, we will need to negotiate an amendment or enter into a new contract with Porex, or identify, validate and contract with an alternate supplier for such components of the compound adsorption devices. Failure to reach agreement with Porex or an alternate supplier would impact our ability to manufacture and supply INTERCEPT disposable kits to existing and prospective customers. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We also have contracts with other companies who are our sole suppliers of raw materials used to make compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. Our supplier agreement with Purolite extends through December 2013, and will automatically renew each year. Purolite may terminate the supplier agreement provided that Purolite notifies us in writing at least two years in advance. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2013 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons, causing at least temporary interruptions in supply. We do not have qualified suppliers beyond those on which we currently rely, and we understand that Fenwal relies substantially on sole suppliers of certain materials for our products. If we need to or choose to identify and qualify alternate suppliers, the process will be time consuming and costly. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. If we conclude that supply of the INTERCEPT Blood System or components from Fenwal and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources and may cause our supply chain to be less efficient.

We have a limited supply of saleable illuminators. Currently NOVA is manufacturing new illuminators to supply customer demand. Should NOVA have difficulties manufacturing sufficient quantities of illuminators in a timely manner, we may not be able to supply customer demand or provide replacement illuminators to existing customers. Some components of the illuminators are no longer manufactured, which will require us to identify and qualify replacement components and may require that we conduct additional studies, which could include clinical trials, to demonstrate equivalency or validate any required design or component changes. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. We have a limited supply of spare parts for the maintenance of illuminators used by our customers. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. We will likely need to redesign the illuminators used in the platelet and plasma systems. Such redesign may be expensive and could lead to regulatory delays in obtaining approvals to market the redesigned device.

Fenwal manufactures our platelet and plasma systems in facilities that are not FDA-approved. In order to be used in clinical studies or sold in the United States, our products would be required to be manufactured in FDA-approved facilities. FDA validation of manufacturing facilities, whether owned by Fenwal or by other parties, will be costly and time-consuming.

If we attempt to establish alternate manufacturers, we will be dependent on Fenwal to transfer know-how relevant to the manufacture of the INTERCEPT Blood System; however, certain of Fenwal’s materials, manufacturing processes and methods are proprietary to Fenwal. We may be unable to establish alternate sources of supply to Fenwal, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. Fenwal is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Raw material and component suppliers may not meet quality specifications we have set, which would cause a disruption in supply and may lead to lost sales and irreparable damage to our customer relationships. In 2011, non-conformities in certain components caused delays in manufacturing of INTERCEPT disposable kits. Should similar or other non-conformities occur in the future, we may be unable to manufacture products to meet customer demands. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

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

We are in the early stages of commercializing the INTERCEPT Blood System. As such, we have limited experience overseeing the manufacture of INTERCEPT disposable kits and illuminators and may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates or delays in manufacturing products, including the high scrap rates for work-in-process inventory observed during the fourth quarter of 2011 and first quarter of 2012. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, which would require that we destroy or consume the outdated inventory in product demonstration activities. Product expiration may in turn lead to elevated product demonstration costs or reduced gross margins.

The platelet system is not compatible with some commercial platelet collection methods.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States. Our platelet system is designed to work with platelets collected and stored in storage solutions, called Intersol and SSP+, and for platelets suspended in plasma.

In order to address the entire market in the United States and Japan, we would need to develop and test additional configurations of the platelet system. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In order to gain regulatory approvals for a pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly and may not be successful.

Other manufacturers supplying blood component collection platforms to the market may resist our efforts to make the INTERCEPT Blood System compatible with their platforms and may have competing pathogen inactivation technologies. Attaining compatibility with collection platforms manufactured by others may require adaptations to either the INTERCEPT Blood System or to the collection platforms, which may be difficult to engineer, expensive to implement and test, require additional clinical trials, cause delays in regulatory approval and/or be commercially unattractive to pursue. These development activities will increase our costs significantly and may not be successful. Market acceptance of the INTERCEPT Blood System may be delayed until the system receives regulatory approval for use on such other equipment, if required.

We have used prototype components in our preclinical studies and clinical trials of the red blood cell system and have not completed the components’ commercial design. We will be required to identify and enter into agreements with third parties to manufacture the red blood cell system.

Our red blood cell system that was used in our preclinical studies and the Phase I red blood cell trial initiated in the fourth quarter of 2008 was a prototype of the system expected to be used in the final product. As a result, we plan to perform additional preclinical studies and clinical trials using the commercial version of the system to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial product, which would increase our expenses and delay the potential commercialization of our red blood cell system. We may determine that the red blood cell system may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the red blood cell system on schedule, our potential revenue would be delayed or diminished and our potential competitors may be able to bring products to market before we do.

In addition, the design and engineering effort required to complete the final commercial product will likely be substantial and time-consuming. As with any complex development effort, we expect to encounter design, engineering and manufacturing issues. Such issues have previously arisen, sometimes unexpectedly, and solutions to these issues have not always been readily forthcoming. Additional unforeseen design, engineering and manufacturing issues may arise in the future, which could increase the development cost and delay commercialization of our red blood cell system.

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

We expect our products will continue to encounter significant competition. The INTERCEPT Blood System products compete with other approaches to blood safety currently in use and may compete with future products that may be developed by others. Our success will depend in part on our ability to respond quickly to customer and prospective customer needs and medical and technological changes brought about by the development and introduction of new products. Competitors’ products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. In addition, competitors or potential competitors may have substantially greater financial and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. If competitors’ products experience significant problems, customers and potential customers may question the safety and efficacy of all pathogen inactivation technologies, including the INTERCEPT Blood System. Such questions and concerns may impair our ability to market and sell the INTERCEPT Blood System.

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, which is also a non-lipid-enveloped virus, for which our products have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market acceptance of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer or more cost effective than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. TerumoBCT (formerly CaridianBCT), a subsidiary of Terumo Corporation, has developed a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that TerumoBCT is also developing a pathogen inactivation system for whole blood. TerumoBCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Other companies developing competing products may also offer and sell other blood-banking products and services. As a result, competitors may have pre-existing long-term relationships with customers and may be able to offer synergies for both pathogen inactivation and non-pathogen inactivation products that we are unable to offer.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices. We may be liable if any of our products cause injury, illness or death. Although we will have completed rigorous preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval has been received. For example, in cases where we have obtained regulatory approval for our products, we have demonstrated pathogen inactivation to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient. For ethical reasons, we cannot conduct human testing to determine whether an individual who receives a transfusion of a blood component containing a pathogen that was inactivated using the INTERCEPT Blood System might show positive results if tested for an antibody against that pathogen. While we believe, based on the clinical experience of our scientists, that the level of inactivated pathogens would likely be too small to induce a detectable antibody response in diagnostic tests, we cannot exclude that a transfused patient might show positive results if tested for an antibody against that pathogen. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations would be harmed and we would incur unforeseen losses.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our credit agreement with Comerica Bank on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

The disruptions to the global credit and financial markets and general economic uncertainty has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions and general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets and general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional Phase III clinical trials of the red blood cell, platelet or plasma systems in the United States unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. By March 31, 2012, we had exhausted the remaining availability under the August 2011 DoD grant. Access to federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

We have issued debt containing certain covenants that we may be unable to comply with. Our operations may not provide sufficient cash to meet the repayment obligations of the note.

In September 2011, we entered into a loan and security agreement, or Credit Agreement, for $10.0 million, of which we immediately borrowed $5.0 million and subsequently drew an additional $2.3 million from the revolving line of credit under the Credit Agreement. The Credit Agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The Credit Agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. If we are unable to comply with the covenants in the Credit Agreement, the lender may call the note, which would require us to repay the principal of the note sooner than we have anticipated, and if we are unable to pay back the principal at such time, the lender would be allowed to liquidate collateralized assets. This in turn, would significantly harm our business.

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

Virtually all of our research and development activities and the significant majority of our general and administrative activities are performed in or managed from our facilities in Concord, California, which are within an active earthquake fault zone. Should a severe earthquake occur, we might be unable to occupy our facilities or conduct research and development and general and administrative activities in support of our business and products until such time as our facilities could be repaired and made operational. Our property and casualty and business interruption insurance in general does not cover losses caused by earthquakes. While we have taken certain measures to protect our scientific, technological and commercial assets, a lengthy or costly disruption due to an earthquake would have a material adverse effect on us. We have also taken measures to limit damage that may occur from the loss of computerized data due to power outage, system or component failure or corruption of data files. However, we may lose critical computerized data, which may be difficult or impossible to recreate, which may harm our business. We may be unable to make timely filings with regulatory agencies in the event of catastrophic failure of our data storage and backup systems, which may subject us to fines or adverse consequences, up to and including loss of our abilities to conduct business.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems, if and when those products are sold in the United States. As a result, in order to commercialize our platelet or plasma systems in the United States, we may be required to obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Our patents expire at various dates between 2013 and 2027. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fenwal to United States and foreign patents relating to the INTERCEPT Blood System, which expire at various dates from 2017 to 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

We may rely, in certain circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with employees, consultants and contractors. These agreements may be breached and we may not have adequate remedies for any breach or our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes also may arise as to the rights in related or resulting know-how and inventions.

As our international operations grow, we may be subject to adverse fluctuations in exchange rates between the United States dollar and foreign currencies.

Our international operations are subject to risks typical of an international business, including, among other factors: differing political, economic, and regulatory climates, different tax structures and foreign exchange volatility. We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

Product sales of the INTERCEPT blood system are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our condensed consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially affect our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros, our revenues and expenses denominated in Euros are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility.

The market price of our stock may be highly volatile.

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from April 1, 2010 to March 31, 2012, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $1.92 to a high of $4.53. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal controls. These requirements extend to the operations of our subsidiary in Europe. If we fail to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude in future periods that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot favorably assess, or our independent registered public accounting firm are unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Provisions of our charter documents, our stockholder rights plan, our compensatory arrangements and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders.

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine. In addition, our executive employment agreements, change of control severance benefit plan and equity incentive plans and agreements thereunder provide for certain severance benefits in connection with a change of control of us, including double-trigger equity vesting acceleration benefits with respect to outstanding stock options and single-trigger vesting acceleration benefits with respect to outstanding restricted stock unit awards, which could increase the costs to a third party acquiror and/or deter such third party from acquiring us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description of Exhibit

3.1	(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation

3.2	(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3	(3)	Amended and Restated Bylaws of Cerus Corporation.

4.1	(4)	Specimen Stock Certificate.

4.2	(5)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3	(6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4	(7)	Form of 2009 Warrant to Purchase Common Stock.

4.5	(8)	Form of 2010 Warrant to Purchase Common Stock.

10.1	(9)	Amendment to At-The-Market-Issuance Sales Agreement, dated January 4, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.2	(10)	Home Telephone and Internet Expenses Letter for Caspar Hogeboom dated January 11, 2012.

10.3	(10)	2012 Executive Officer Compensation Arrangements.

10.4	(10)	Non-Employee Director Compensation Policy.

10.5		Form of Option Agreement for employees under the 2008 Equity Incentive Plan, as amended.

10.6		Form of Option Agreement for non-employee directors under the 2008 Equity Incentive Plan, as amended.

10.7		Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan, as amended.

10.8		International Bonus Plan.

31.1		Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(11)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(12)	XBRL Instance Document.

101.SCH	(12)	XBRL Taxonomy Extension Schema Document.

101.CAL	(12)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(12)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(12)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(9)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-178480), filed with the SEC on January 6, 2012.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), filed with the SEC on March 5, 2012.
(11)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(12)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 4, 2012	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation

3.2	(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3	(3)	Amended and Restated Bylaws of Cerus Corporation.

4.1	(4)	Specimen Stock Certificate.

4.2	(5)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3	(6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4	(7)	Form of 2009 Warrant to Purchase Common Stock.

4.5	(8)	Form of 2010 Warrant to Purchase Common Stock.

10.1	(9)	Amendment to At-The-Market-Issuance Sales Agreement, dated January 4, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.2	(10)	Home Telephone and Internet Expenses Letter for Caspar Hogeboom dated January 11, 2012.

10.3	(10)	2012 Executive Officer Compensation Arrangements.

10.4	(10)	Non-Employee Director Compensation Policy.

10.5		Form of Option Agreement for employees under the 2008 Equity Incentive Plan, as amended.

10.6		Form of Option Agreement for non-employee directors under the 2008 Equity Incentive Plan, as amended.

10.7		Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan, as amended.

10.8		International Bonus Plan.

31.1		Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(11)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(12)	XBRL Instance Document.

101.SCH	(12)	XBRL Taxonomy Extension Schema Document.

101.CAL	(12)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(12)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(12)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.

(9)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-178480), filed with the SEC on January 6, 2012.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), filed with the SEC on March 5, 2012.
(11)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(12)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.