Form 10-Q
period 2012-06-30
CERUS CORP
filed 2012-08-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 23, 2012, there were 54,822,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,667	$25,497
Short-term investments	0	287
Accounts receivable, net of allowance of $0 and $5 at June 30, 2012 and December 31, 2011, respectively	3,725	6,096
Inventories	9,373	6,444
Prepaid expenses and other current assets	1,024	1,415

Total current assets	40,789	39,739
Non-current assets:
Property and equipment, net	1,866	2,032
Goodwill	1,316	1,316
Intangible assets, net	1,647	1,748
Restricted cash	301	303
Other assets	144	229

Total assets	$46,063	$45,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,508	$4,680
Accrued liabilities	6,575	5,825
Deferred revenue	136	111
Debt — current	3,692	2,519
Warrant liability	8,749	7,979

Total current liabilities	22,660	21,114
Non-current liabilities:
Debt — non-current	3,717	4,697
Other non-current liabilities	1,167	1,243

Total liabilities	27,544	27,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock	0	9,496
Common stock	55	51
Additional paid-in capital	473,140	452,701
Accumulated deficit	(454,676)	(443,935)

Total stockholders’ equity	18,519	18,313

Total liabilities and stockholders’ equity	$46,063	$45,367

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Product revenue	$9,224	$6,753	$17,915	$12,936
Government grants and cooperative agreements	0	0	91	436

Total revenue	9,224	6,753	18,006	13,372
Cost of product revenue	5,574	4,074	11,088	7,603

Gross profit	3,650	2,679	6,918	5,769
Operating expenses:
Research and development	1,712	1,994	3,536	3,802
Selling, general and administrative	6,686	6,207	12,652	11,735
Amortization of intangible assets	51	51	101	101

Total operating expenses	8,449	8,252	16,289	15,638

Loss from operations	(4,799)	(5,573)	(9,371)	(9,869)

Non-operating income (expense), net:
Revaluation of warrant liability	3,674	(339)	(787)	(1,617)
Foreign exchange gain (loss)	(748)	(258)	(418)	435
Interest expense	(135)	(220)	(274)	(453)
Other income (expense), net	101	(19)	109	(3)

Total non-operating income (expense), net	2,892	(836)	(1,370)	(1,638)

Net loss	$(1,907)	$(6,409)	$(10,741)	$(11,507)

Net loss per common share:
Basic	$(0.04)	$(0.13)	$(0.20)	$(0.24)
Diluted	$(0.10)	$(0.13)	$(0.20)	$(0.24)
Weighted average common shares outstanding used for calculating net loss per common share:
Basic	54,418	47,620	53,753	47,530
Diluted	55,236	47,620	53,753	47,530

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(1,907)	$(6,409)	$(10,741)	$(11,507)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of taxes	0	(22)	0	(107)

Comprehensive loss	$(1,907)	$(6,431)	$(10,741)	$(11,614)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net loss	$(10,741)	$(11,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	520
Stock-based compensation	1,216	923
Changes in revaluation of warrant liability	787	1,617
Gain on sale of fixed assets	(8)	(16)
Non-cash interest expense	10	93
Changes in operating assets and liabilities:
Accounts receivable	2,371	372
Inventories	(2,929)	(3,827)
Other assets	(14)	133
Accounts payable	(1,172)	1,452
Accrued liabilities	763	(672)
Deferred revenue	25	(125)

Net cash used in operating activities	(9,290)	(11,037)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(63)	(70)
Purchases (sales) of certain other assets	2	(90)
Maturities of investments	287	341

Net cash provided by investing activities	226	181
Financing activities
Net proceeds from equity incentives	226	20
Net proceeds from public offering	9,876	0
Proceeds from warrant exercises	17	0
Proceeds from revolving line of credit	175	0
Payments on debt and landlord provided leasehold incentives	(60)	(945)

Net cash provided by (used in) financing activities	10,234	(925)

Net increase (decrease) in cash and cash equivalents	1,170	(11,781)
Cash and cash equivalents, beginning of period	25,497	28,948

Cash and cash equivalents, end of period	$26,667	$17,167

Supplemental disclosures:
Cash paid for interest	$204	$266
Non-cash conversion of preferred stock to common stock	$9,496	$0

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any future periods.

As previously reported in Note 20, Quarterly Financial Information, in the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, the Company restated previously reported financial statements for the three and six months ended June 30, 2011. The adjustments related to previously capitalized inventory costs, which should have been charged to cost of product revenue as products were sold. Although the correction was immaterial to the three and six months ended June 30, 2011, the Company decided to restate the amounts previously reported to better reflect the actual operating trends of the Company’s business for 2011. The adjustments primarily increased cost of product revenue by $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. The offsetting adjustment entry was a reduction to the carrying value of inventory.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, which were included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 5, 2012. The accompanying balance sheet as of December 31, 2011, has been derived from the Company’s audited financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three and six months ended June 30, 2012, and 2011, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order and signed sales contract as evidence of a written agreement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price. The Company has determined that vendor specific objective evidence is not discernible due to the Company’s limited history of selling its products and variability in its pricing across the regions into which it sells its products. Since the Company’s products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable.

At both June 30, 2012, and December 31, 2011, the Company had $0.1 million of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts or United States government grants is recognized as the costs on the projects are incurred. The Company has received certain United States government grants and contracts that support research in defined research projects. These grants generally have provided for reimbursement of approved costs incurred as defined in the various grants.

Research and Development Expenses

In accordance with ASC Topic 730, “Accounting for Research and Development Expenses,” research and development expenses are charged to expense when incurred, including cost incurred under each grant that has been awarded to the Company by the United States government or development contracts. Research and development expenses include salaries and related expenses for scientific personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for research and development activities (see “Use of Estimates” above) affects the amounts of research and development expenses recorded and revenue recorded from development funding and government grants and collaborative agreements. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale.

Short-Term Investments

Investments with original maturities of greater than three months but less than one year from the date of purchase as well as available-for-sale investments with original maturities of greater than one year from the date of purchase, which included United States government agency securities, are classified as short-term investments. In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheets and/or in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains and losses from the sale or maturity of available-for-sale investments are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest expense.

The Company also reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2012, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

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

The Company had two customers that accounted for more than 10% of the Company’s outstanding trade receivables at both June 30, 2012, and December 31, 2011. These customers cumulatively represented approximately 60% and 58% of the Company’s outstanding trade receivables, at June 30, 2012, and December 31, 2011, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2012, and December 31, 2011, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fenwal, Inc. (“Fenwal”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2012, and December 31, 2011, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company’s limited history selling the INTERCEPT Blood System limits the amount of historical data the Company has to perform this analysis. Generally, the Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2012, and December 31, 2011, the Company had $0.1 million and $0.6 million, respectively, reserved for potential obsolete or expiring product.

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

Goodwill and Intangible Assets, net

Additions to goodwill and intangible assets, net are derived at the time of a business acquisition, in which the Company assigns the total consideration transferred to the acquired assets based on each asset’s fair value and any residual amount becomes goodwill, an indefinite life intangible asset. Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratably amortized over the estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s condensed consolidated statements of operations.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2012, and 2011.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of $(0.7) million and $(0.3) million during the three months ended June 30, 2012, and 2011, respectively, and $(0.4) million and $0.4 million during the six months ended June 30, 2012, and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation — Stock Compensation.” Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

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

Warrant Liability

In August 2009, and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. The Company classified the warrants as a liability on its condensed consolidated balance sheets as the warrants contain certain material terms which require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants (as determined in accordance with the Black-Scholes option pricing model) in connection with certain change of control transactions. In addition, the Company may also be required to pay cash to a warrant holder under certain circumstances if the Company is unable to timely deliver the shares acquired upon warrant exercise to such holder.

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

Changes resulting from the revaluation of warrants to fair value are recorded in “Revaluation of warrant liability” on the condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at June 30, 2012, or December 31, 2011. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 2007 through 2011 remain subject to examination by the taxing jurisdictions.

Net Loss Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants and restricted stock units, which are calculated using the treasury stock method, and convertible preferred stock, which is calculated using the if-converted method. Diluted income (loss) per common share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position if the effect would result in more dilution.

Diluted loss per common share used the same weighted average number of common shares outstanding for the six months ended June 30, 2012, and for the three and six months ended June 30, 2011, as calculated for the basic loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive. In addition, certain potential dilutive securities were excluded from the dilution calculation for the three months ended June 30, 2012, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2012, and 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net loss used for basic calculation	$(1,907)	$(6,409)	$(10,741)	$(11,507)
Effect of revaluation of warrant liability	(3,674)	0	0	0

Adjusted net loss used for diluted calculation	$(5,581)	$(6,409)	$(10,741)	$(11,507)

Denominator:
Basic weighted average number of common shares outstanding	54,418	47,620	53,753	47,530
Effect of dilutive potential common shares resulting from warrants	818	0	0	0

Diluted weighted average number of common shares outstanding	55,236	47,620	53,753	47,530

Net loss per common share:
Basic	$(0.04)	$(0.13)	$(0.20)	$(0.24)
Diluted	$(0.10)	$(0.13)	$(0.20)	$(0.24)

The table below presents common shares underlying stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2012, and 2011 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average of anti-dilutive common shares	9,165	13,635	14,828	13,592

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. There have been very few warranty costs incurred through June 30, 2012, and the Company is unaware of any future warranty claims. Accordingly, at June 30, 2012, and December 31, 2011, the Company had not accrued for any potential future warranty costs.

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

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three and six months ending June 30, 2012, that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, under Note 2 in the Notes to Consolidated Financial Statements.

Note 2. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2012 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$9,214	$9,214	$0	$0
United States government agency securities (2)	0	0	0	0

Total financial assets	$9,214	$9,214	$0	$0

Warrant liability (3)	$8,749	$0	$0	$8,749

Total financial liabilities	$8,749	$0	$0	$8,749

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

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

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2011, to June 30, 2012, was as follows (in thousands):

Balance at December 31, 2011	$7,979
Increase in fair value of warrants	787
Settlement of warrants exercised	(17)

Balance at June 30, 2012	$8,749

See Note 1 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the six months ended June 30, 2012.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2012 (in thousands):

	June 30, 2012
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$9,214	$0	$9,214
United States government agency securities	0	0	0

Total available-for-sale securities	$9,214	$0	$9,214

The following is a summary of available-for-sale securities at December 31, 2011 (in thousands):

	December 31, 2011
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$8,683	$0	$8,683
United States government agency securities	287	0	287

Total available-for-sale securities	$8,970	$0	$8,970

Available-for-sale securities at June 30, 2012, and December 31, 2011, consisted of the following by original contractual maturity (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$9,214	$9,214	$8,683	$8,683
Due greater than three years and less than five years	0	0	287	287

Total available-for-sale securities	$9,214	$9,214	$8,970	$8,970

The maturities of certain short-term investments were estimated primarily based upon assumed prepayment features and credit enhancement characteristics.

Gross realized gains from the sale or maturity of available-for-sale investments were zero during the three and six months ended June 30, 2012. Gross realized gains from the sale or maturity of available-for-sale investments were minimal during the three and six months ended June 30, 2011. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2012, and 2011.

Note 4. Inventories

Inventories at June 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Work-in-process	$4,564	$2,742
Finished goods	4,809	3,702

Total inventories	$9,373	$6,444

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and six months ended June 30, 2012, the Company did not dispose of, impair, or recognize additional goodwill. Accordingly, at both June 30, 2012, and December 31, 2011, the carrying amount of goodwill was $1.3 million. The Company expects to perform its annual review of goodwill on August 31, 2012, unless indicators of impairment are identified prior to that date.

Intangible Assets, net

The following is a summary of intangible assets, net at June 30, 2012 (in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license — INTERCEPT Asia	$2,017	$(370)	$1,647

Total intangible assets	$2,017	$(370)	$1,647

The following is a summary of intangible assets, net at December 31, 2011 (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license — INTERCEPT Asia	$2,017	$(269)	$1,748

Total intangible assets	$2,017	$(269)	$1,748

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended June 30, 2012, and 2011, respectively, and $0.1 million for each of the six months ended June 30, 2012, and 2011, respectively. During the three and six months ended June 30, 2012, and 2011, there were no impairment charges recognized related to the acquired intangible assets.

At June 30, 2012, the expected annual amortization expense of the intangible assets, net is $0.1 million for the remaining six months of 2012, $0.2 million each subsequent year thereafter beginning with the year ending December 31, 2013, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. In April 2011, Aduro completed a subsequent round of financing, issuing Series B preferred stock, and as a result of this financing, the Company’s ownership in Aduro was reduced to less than 3%. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheet.

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accrued compensation and related costs	$1,661	$2,027
Accrued inventory costs	2,323	1,417
Accrued contract and other accrued expenses	2,591	2,381

Total accrued liabilities	$6,575	$5,825

Note 8. Debt

Debt at June 30, 2012, consisted of the following (in thousands):

	June 30, 2012
	Principal	Unamortized Discount	Total
Comerica — Growth Capital Loan A, due 2015	$5,000	$(66)	$4,934
Comerica — Revolving Line of Credit, due 2014	2,475	0	2,475

Total debt	7,475	(66)	7,409
Less: debt — current	(3,725)	33	(3,692)

Debt — non-current	$3,750	$(33)	$3,717

Debt at December 31, 2011, consisted of the following (in thousands):

	December 31, 2011
	Principal	Unamortized Discount	Total
Comerica — Growth Capital Loan A, due 2015	$5,000	$(84)	$4,916
Comerica — Revolving Line of Credit, due 2014	2,300	0	2,300

Total debt	7,300	(84)	7,216
Less: debt — current	(2,554)	35	(2,519)

Debt — non-current	$4,746	$(49)	$4,697

Principal and interest payments on debt at June 30, 2012, are expected to be as follows for each of the following five years (in thousands):

Year ended December 31,
2012 (remaining six months)	$636
2013	2,033
2014	4,349
2015	1,334
2016	0

2011 Growth Capital Facility

The Company entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, with Comerica Bank (“Comerica”) (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million (“Growth Capital Loan”)

and a formula based revolving line of credit (“RLOC”) of up to $7.0 million. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement.

Growth Capital Loan

Concurrent with the execution of the Amended Credit Agreement, in September 2011, the Company borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay the Company’s prior debt with Oxford Finance Corporation (“Oxford”), with the remainder used for general corporate purposes. The Growth Capital Loan, which matures on September 30, 2015, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

In September 2011, the Company incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to its Growth Capital Loan and are being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan (discount was based on an implied interest rate of 7.07%). The Company will also be required to make a final payment fee of 1% of the amounts drawn under Growth Capital Loan due on the earlier of (i) prepayment of the Growth Capital Loan or (ii) the maturity of the Growth Capital Loan. The final payment fee will be accreted to interest expense using the effective interest method over the life of the Growth Capital Loan upon draw.

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. In June 2012 and December 2011, the Company drew down $0.2 million and $2.3 million, respectively, under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both June 30, 2012, and December 31, 2011, the floating rate of the RLOC was at 4.75%. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014. In September 2011, the Company incurred a commitment fee of $20,000, and will incur a $20,000 commitment fee at each annual anniversary of June 30, 2012. At June 30, 2012, and December 31, 2011, the Company had $2.5 million and $2.3 million, respectively, outstanding under the RLOC.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of June 30, 2012, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

2010 Growth Capital Facility

In March 2010, the Company entered into a growth capital facility agreement with Oxford and immediately borrowed and issued a senior secured note for $5.0 million. The note carried a fixed interest rate of 12.04%, with interest–only payments due for the first nine months and then equal principal and interest payments for an additional 30 months. In September 2011, the Company repaid the outstanding balance of the debt owed to Oxford using the proceeds received from the Growth Capital Loan as discussed in further detail above. The Company also accelerated and expensed the remaining closing cost and fees of $0.2 million to interest expense during the year ended December 31, 2011.

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

Financed Leasehold Improvements

In December 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2012, the Company had an outstanding liability of $0.9 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.8 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fenwal at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Series B Preferred Stock

In March 1999, the Company issued 3,327 shares of the Company’s Series B preferred stock to Fenwal, Inc. (“Fenwal”) (formerly, Baxter International Inc.). The Series B preferred stock had no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder had the ability to convert each share of Series B preferred stock into 100 shares of the Company’s common stock. The Company had the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million. In June 2012, Fenwal exercised its right to convert all 3,327 shares of the Company’s Series B preferred stock. As a result, the Company issued 332,700 shares of its common stock to Fenwal and retired the outstanding Series B preferred stock.

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

The fair value of the warrants at June 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
2009 Warrants	$2,772	$3,010
2010 Warrants	5,977	4,969

Total warrant liability	$8,749	$7,979

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011
2009 Warrants:
Expected term (in years)	2.15	2.65
Estimated volatility	52%	74%
Risk-free interest rate	0.33%	0.36%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	3.36	3.86
Estimated volatility	70%	70%
Risk-free interest rate	0.41%	0.60%
Expected dividend yield	0%	0%

For the three months ended June 30, 2012, and 2011, the Company recorded non-cash gains (losses) of $3.7 million and $(0.3) million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. For the six months ended June 30, 2012, and 2011, the Company recorded non-cash losses of $0.8 million and $1.6 million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. At June 30, 2012, the 2010 Warrants to purchase 5,084 shares of common stock were exercised. At December 31, 2011, no warrants had been exercised.

At-the-Market Issuance Sales Agreement

The Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) in June 2011, as amended in January 2012, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of its common stock over the term of the Sales Agreement having an aggregate offering price of up to $20.0 million through MLV. In conjunction with the Sales Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2011, approximately 3.5 million shares of the Company’s common stock were sold under the Sales Agreement for aggregate net proceeds of $9.7 million. During the six months ended June 30, 2012, the Company sold approximately 3.1 million additional shares of its common stock for aggregate net proceeds of $9.5 million.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999

Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012, the stockholders approved an amendment to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 shares, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 13,540,940 shares. At June 30, 2012, the Company had an aggregate of approximately 13.0 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 8.8 million shares were subject to outstanding options and other stock-based awards, and approximately 4.2 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At June 30, 2012, the Company had approximately 0.6 million shares available for future issuance under the Purchase Plan.

The Company has granted restricted stock units to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2011	7,362	$4.70
Granted	1,750	3.69
Forfeited	(29)	2.43
Expired	(276)	36.91
Exercised	(106)	1.46

Balance at June 30, 2012	8,701	$3.52

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2012, and 2011, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense by caption:
Research and development	$146	$111	$277	$220
Selling, general and administrative	528	340	939	703

Total stock-based compensation expense	$674	$451	$1,216	$923

The Company did not record any stock-based compensation associated with performance-based stock options during the three and six months ended June 30, 2012, and 2011, as the performance criteria was not probable of being achieved during these periods. Performance-based stock options of 100,000 remained outstanding at June 30, 2012.

Note 12. Related Party Transactions

As a result of Baxter International Inc.’s sale of its transfusion therapies division in 2007 to Fenwal, the Company has certain agreements with Fenwal which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During the three months ended June 30, 2012 and 2011, the Company made royalty payments to Fenwal of $0.7 million and $0.5 million, respectively, and $1.3 million and $1.0 million, during the six months ended June 30, 2012 and 2011, respectively. At both June 30, 2012, and December 31, 2011, the Company owed royalties to Fenwal of $0.7 million.

In December 2008, the Company extended its agreement with Fenwal to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fenwal a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fenwal of $3.9 million and $4.1 million relating to the manufacturing of the Company products during the three months ended June 30, 2012 and 2011, respectively, and $7.5 million and $6.3 million, during the six months ended June 30, 2012, and 2011, respectively. At June 30, 2012, and December 31, 2011, the Company owed Fenwal $2.7 million and $3.4 million, respectively, for INTERCEPT disposable kits manufactured.

Note 13. Segment, Customer and Geographic Information

The Company continues to operate in only one segment, blood safety. The Company’s chief executive officer is the chief operating decision maker who evaluates performance based on the net revenues and operating loss of the blood safety segment. The Company considers the sale of all of its INTERCEPT Blood System products to be similar in nature and function, and any revenue earned from services is minimal.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three and six months ended June 30, 2012, and 2011 (in percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Movaco, S.A.	21%	27%	19%	27%
Etablissement Francais du Sang	19%	15%	24%	20%
AUM+ LTD	13%	*	*	*
Delrus Inc.	*	*	13%	*

*	Represents an amount less than 10% of product revenue.

The Company also recognized government grants and cooperative agreements revenue of $0.1 million, which represented 1% of total revenue, during the six months ended June 30, 2012, and $0.4 million, which represented 3% of total revenue, during the six months ended June 30, 2011. The Company has historically received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense since February 2001. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the terms of the cooperative agreements, the Company conducted research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that were of concern to the United States Armed Forces. This funding supported the advanced development of the Company’s red blood cell system.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of results that may occur in future periods.

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

We are developing and plan to perform in vitro studies and clinical trials for our INTERCEPT Blood System for red blood cells, or the red blood cell system, in Europe and the United States. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. In addition, in March 2012, we submitted a proposed clinical trial protocol to the United States Food and Drug Administration, or FDA, for a Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. We understand that at least an additional Phase II clinical trial and certain other prerequisites will need to be completed satisfactorily by us and reported to the FDA before the FDA will complete its review of our proposed Phase III clinical trial protocol for the red blood cell system. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any clinical trials of the red blood cell system to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our amended credit agreement with Comerica Bank, as described below, on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The disruptions to the global credit and financial markets as well as general economic uncertainty, including the continued instability of the Eurozone, has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

We recognize product revenues from the sale of our platelet and plasma systems in Europe, the CIS, the Middle East and certain other countries around the world. Our product revenues increased by $2.5 million during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily as a result of an increased INTERCEPT disposable kits sales to existing customers and sales to new customers due to increased market penetration and customer adoption of the INTERCEPT Blood System in countries where we sell our products. Although our revenues have grown over time, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from government grants and cooperative agreements. Historically, we have received significant awards in funding under cooperative agreements with the United States Department of Defense, or DoD, for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. In August 2011, we were awarded a $2.1 million grant from the DoD to support the development of our red blood cell system. We have recognized revenue associated with this award as qualified costs were incurred for reimbursement over the performance period of one year from the date of issuance. We have exhausted the remaining availability under the grant and recognized $0.1 million during the six months ended June 30, 2012. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

In 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. In April 2011, Aduro completed a subsequent round of financing, issuing Series B preferred stock, and as a result of this financing, our ownership in Aduro was reduced to less than 3%. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero in our condensed consolidated balance sheet.

We pay royalties to Fenwal Inc., or Fenwal, on future INTERCEPT Blood System product sales under certain agreements which arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007, to Fenwal, at rates of 10% of net sales for our platelet system, 3% of net sales for our plasma system, 5% of net sales for our red blood cell system, and 6.5% on net sales of illumination devices, or illuminators. We also pay Fenwal certain costs associated with the amended manufacturing and supply agreement we executed with Fenwal in December 2008, for the manufacture of finished INTERCEPT disposable kits for our platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, we pay Fenwal a set price per disposable kit, which is established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are higher or lower than the annually estimated production volumes. We are also obligated to provide certain disposable kit components at no cost to Fenwal under the amended manufacturing and supply agreement. This required us to enter into manufacturing and supply arrangements with certain other manufacturers for those components, some of which contain minimum purchase commitments. As a result, our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished INTERCEPT disposable kits.

In August 2010, we completed a business acquisition of certain assets of BioOne Corporation, or BioOne, including the commercialization rights that both Baxter (later Fenwal) and we granted to BioOne for both the platelet and plasma systems. Concurrent with the acquisition, Fenwal and we terminated the commercialization rights we and Fenwal granted to BioOne. As a consequence of the termination, and pursuant to a pre-existing agreement with Fenwal, our commercialization rights to the platelet and plasma systems under our 2005 and 2006 agreements with Baxter became worldwide. As consideration for the acquired BioOne assets, we relinquished all shares we held in BioOne valued at approximately $0.3 million and issued approximately 1.2 million shares of our common stock to BioOne valued at approximately $3.4 million, of which approximately 1.0 million shares were issued at the close of the acquisition on August 24, 2010 and the remaining 0.2 million shares were issued on February 25, 2011. Accordingly, at the acquisition date, we recorded the fair value of the assets acquired, consisting of commercialization rights in Asia of $2.0 million and illuminators of $0.4 million, with the excess of the purchase price over the fair value of the asset acquired was recorded as goodwill of $1.3 million. The recognition of goodwill was attributable to the buyer-specific value derived by us as a result of acquiring the commercialization rights in certain Asian countries in order to complete the global commercialization rights for our platelet and plasma systems.

We entered into an At-The-Market Issuance Sales Agreement, or Sales Agreement, in June 2011, as amended in January 2012, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the Sales Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the Sales Agreement for aggregate net proceeds of $9.7 million. During the six months ended June 30, 2012, we sold approximately 3.1 million additional shares of our common stock for aggregate net proceeds of $9.5 million. At June 30, 2012, we had less than $0.1 million of common stock available to be sold under the Sales Agreement.

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or collectively, the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn an aggregate of $2.5 million from the revolving line of credit through June 2012.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue – We recognize revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order and signed sales contract as evidence of a written agreement. We sell INTERCEPT Blood System for platelets and plasma directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, we determine whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once we determine if the deliverable meets the criteria for a separate unit of accounting, we must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting based on the best estimated selling price. We have determined that vendor specific objective evidence is not discernible due to our limited history of selling our products and variability in our pricing across the regions into which we sell our products. Since our products are novel and unique and are not sold by others, third-party evidence of selling price is unavailable. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs” and value-added-taxes, or VAT that we invoice to our customers and remit to governments, are recorded on a net basis, which excludes such VAT from product revenue.

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

•Goodwill and Intangible assets – In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the three and six months ended June 30, 2012 which would require us to test the recoverability of our intangible assets.

•Warrants – In August 2009, and November 2010, we issued warrants to purchase 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. We classified the warrants as a liability on our condensed consolidated balance sheets as the warrants contain certain material terms which require us (or our successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants (as determined in accordance with the Black-Scholes option pricing model) in connection with certain change of control transactions. In addition, we may also be required to pay cash to a warrant holder under certain circumstances if we are unable to timely deliver the shares acquired upon warrant exercise to such holder.

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

Changes resulting from the revaluation of warrants to fair value are recorded in “Revaluation of warrant liability” on the condensed consolidated statements of operations Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on our condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

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

•Income taxes – Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We did not have any recorded liabilities for unrecognized tax benefits at June 30, 2012 or December 31, 2011. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our tax years 2007 through 2011 remain subject to examination by the taxing jurisdictions.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Product revenue	$9,224	$6,753	$2,471	37%	$17,915	$12,936	$4,979	38%
Government grants and cooperative agreements	0	0	0	0%	91	436	(345)	(79)%

Total revenue	$9,224	$6,753	$2,471	37%	$18,006	$13,372	$4,634	35%

Product revenue increased by $2.5 million and $5.0 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively, primarily as a result of higher volumes of our platelet and plasma systems’ disposable kits sold to existing customers and new customer adoption of the INTERCEPT Blood System in countries where we sell our products.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System continues to gain market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

There was no revenue derived from government grants and cooperative agreements during the three months ended June 30, 2012, or 2011. Revenue from government grants and cooperative agreements decreased by $0.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease was attributable to the relatively low remaining award balance available under our DoD grant at the beginning of 2012, compared to the availability at the beginning of 2011, and the level of revenue generating activities under the award during the six months ended June 30, 2012. During the six months ended June 30, 2012, we recognized the final $0.1 million available under the last remaining grant available to us. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Cost of product revenue	$5,574	$4,074	$1,500	37%	$11,088	$7,603	$3,485	46%

Cost of product revenue increased by $1.5 million and $3.5 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively, primarily due to the higher volume of INTERCEPT disposable kits sold during the three and six months ended June 30, 2012, compared to the corresponding periods in 2011. In addition, we incurred higher manufacturing overhead absorption during the three and six months ended June 30, 2012, compared to the corresponding periods in 2011 and we experienced higher scrap charges for certain components, which were determined to be unusable during the first three months of 2012. We anticipate our cost of product revenue will increase in the future as a result of anticipated increased product sales.

Our realized gross margins on product sales were 40% during the three months ended June 30, 2012, and 2011. Our realized gross margins on product sales were 38% during the six months ended June 30, 2012, down from 41% during the six months ended June 30, 2011. Gross margins during the six months ended June 30, 2012, were negatively impacted compared to the corresponding period in 2011, due to a higher proportion of plasma kits sold to customers during the six months ended June 30, 2012, and higher manufacturing overhead absorption associated with lower production volumes of our products. Our plasma kits have a higher production cost relative to our platelet kits. We have a limited history of overseeing the manufacture of components and finished goods and as such, have limited means to predict the frequency and magnitude of events leading to higher than expected manufacturing overhead variances.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Research and development	$1,712	$1,994	$(282)	(14)%	$3,536	$3,802	$(266)	(7)%

Research and development expenses decreased by $0.3 million during both the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, primarily due to higher costs incurred in 2011 associated with producing and qualifying the chemicals to be used in preclinical and clinical trials for our red blood cell system. We anticipate our research and development spending will increase over the near term as we expect to initiate planned Phase III clinical trials for our red blood cell system in Europe. In addition, we plan to perform certain additional in vitro studies and clinical development in the United States for our red blood cell system which would result in increased research and development spending. Subject to our ability to fund further development, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; which is discussed in further detail under “Item 1A – Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Selling, general and administrative	$6,686	$6,207	$479	8%	$12,652	$11,735	$917	8%

Selling, general, and administrative expenses increased by $0.5 million and $0.9 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively. The increase was primarily due to increased spending related to general corporate services, including legal fees, and higher stock-based compensation charges, and to a lesser extent, higher workforce costs.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Amortization of intangible assets	$51	$51	$0	0%	$101	$101	$0	0%

Amortization of intangible assets remained flat during the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. There were no changes to the composition of our intangible assets for the periods presented, nor were there any impairments to the intangible assets on our balance sheet. Furthermore, the assumptions used to determine the useful lives of our intangible assets were consistent for the periods presented.

Non-Operating Income (Expense), net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain, interest charges incurred on our debt, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Revaluation of warrant liability	$3,674	$(339)	$4,013	1,184%	$(787)	$(1,617)	$830	51%
Foreign exchange gain (loss)	(748)	(258)	(490)	(190)%	(418)	435	(853)	(196)%
Interest expense	(135)	(220)	85	39%	(274)	(453)	179	40%
Other income (expense), net	101	(19)	120	632%	109	(3)	112	3,733%

Total non-operating income (expense), net	$2,892	$(836)	$3,728	446%	$(1,370)	$(1,638)	$268	16%

Warrant liability

In August 2009, and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants, which uses the binomial-lattice option-pricing model, is classified as a liability on the condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised, expire or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

During the three months ended June 30, 2012, we recorded non-cash gains of $3.7 million compared to a non-cash charges of $0.3 million during the three months ended June 30, 2011, and recorded non-cash charges of $0.8 million and $1.6 million during the six months ended June 30, 2012, and 2011, respectively, associated with changes in the fair value of the warrants. Changes resulting from the revaluation of warrants to fair value were primarily impacted by the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrant.

Foreign exchange gain (loss)

Foreign exchange declined by $0.5 million and $0.9 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively, which was primarily attributable to unfavorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense decreased by $0.1 million and $0.2 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively, due to lower interest rates from borrowings on our current credit facility with Comerica compared to our prior credit facility with Oxford, offset by interest paid for draws against our revolving credit facility with Comerica during the six months ended June 30, 2012.

Other income (expense), net

Other income (expense), net was relatively consistent during both the three and six months ended June 30, 2012, and 2011. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and private placements of equity securities, debt instruments, United States government grants and cooperative agreements, and contribution from product sales, net of expenses, and interest income.

At June 30, 2012, we had cash, cash equivalents and short-term investments of $26.7 million. Our cash equivalents and short-term investments primarily consist of money market instruments and to a lesser extent, United States government agency securities, which are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $9.3 million for the six months ended June 30, 2012, compared to $11.0 million during the six months ended June 30, 2011. The decrease in net cash used in operating activities was primarily related to changes in working capital with a decrease in accounts receivable during the six months ended June 30, 2012, relative to the corresponding period in 2011 due to increased efforts in cash collections and to a lesser extent, the lower rate of inventory build during the six months ended June 30, 2012 compared to the corresponding period in 2011, and a net decrease in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments.

Investing Activities

Net cash provided by investing activities of $0.2 million was relatively consistent during both the six months ended June 30, 2012, and 2011. We have reinvested the proceeds received from the maturities of our existing investments in money market funds with original maturities of less than 90 days.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2012, was $10.2 million compared to $0.9 million of net cash used in financing activities during the six months ended June 30, 2011. The increase in financing activities was primarily due to cash proceeds received from sales of approximately 3.1 million shares of our common stock pursuant to the Sales Agreement with MLV for aggregate net proceeds of $9.5 million during the six months ended June 30, 2012, and $0.4 million in cash collections during the six months ended June 30, 2012, from common stock offerings pursuant to the Sales Agreement with MLV that occurred toward the end of 2011. We also received the benefit of making interest-only payments on our growth capital facility with Comerica during the six months ended June 30, 2012, compared to payments of both principal and interest on our prior debt during the corresponding period in 2011. In addition, we received $0.2 million during the six months ended June 30, 2012, as we drew down on our revolving line of credit and experienced a higher volume of option exercises and employee stock purchase rights under our equity compensation plans during the six months ended June 30, 2012, compared to the corresponding period in 2011.

Working Capital

Working capital decreased to $18.1 million at June 30, 2012, from $18.6 million at December 31, 2011, primarily due to decreases in accounts receivable due to our increased efforts in cash collections from our customers, increases on the current portion of our debt as our obligation to begin paying principal payments will occur in October 2012 and increases in our non-cash liability for the fair value of our warrants, which was primarily impacted by the change in our underlying stock price as compared to the strike price of the warrants. This was partially offset by increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain, higher balances in cash and investments, which were substantially derived from cash proceeds received from the sale of our common stock pursuant to the Sales Agreement with MLV and offset by cash used for our operations and net decreases in the combined total for our accounts payable and accrued liabilities balances as a result of the timing of payments to our vendors.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our Amended Credit Agreement with Comerica on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us. The disruptions to the global credit and financial markets as well as general economic uncertainty, including the continued instability of the Eurozone, has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, platelet or plasma systems in the United States unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Other Information

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. As of March 31, 2012, we had exhausted the remaining availability under the August 2011 DoD grant. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for future government funding. We are unsure whether government funding will be available to us in the future, or if available, at what levels.

We entered into a Sales Agreement in June 2011, as amended in January 2012, which provides for the issuance and sale of shares of our common stock over the term of the Sales Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the Sales Agreement for aggregate net proceeds of $9.7 million. During the six months ended June 30, 2012, we sold approximately 3.1 million additional shares of our common stock for aggregate net proceeds of $9.5 million. We currently have less than $0.1 million of common stock available to be sold under the Sales Agreement.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Commitments

The following summarizes our commitments at June 30, 2012 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$4,028	$3,878	$100	$50	$0
Operating leases	2,327	804	1,363	160	0
Other commitments	1,082	161	287	287	347
Debt	8,352	1,665	6,216	471	0

Total contractual obligations	$15,789	$6,508	$7,966	$968	$347

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fenwal at no cost for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009, to extend the term of our Concord California lease and exercised a five year extension option in January 2012, to extend the term of our Amersfoort, The Netherlands lease for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our Concord California lease and our Amersfoort, The Netherlands lease, which may occur as early as January 2015, and February 2016, respectively. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2012, we had an outstanding liability of $0.9 million related to these leasehold improvements.

Debt

The Amended Credit Agreement with Comerica provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit, or RLOC, of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement.

Concurrent with the execution of the Amended Credit Agreement, in September 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford, with the remainder used for general corporate purposes. The Growth Capital Loan, which matures on September 30, 2015, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

In September 2011, we incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to our Growth Capital Loan and are being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan (discount was based on an implied interest rate of 7.07%). We will also be required to make a final payment fee of 1% of the amounts drawn under Growth Capital Loan due on the earlier of (i) prepayment of the Growth Capital Loan or (ii) the maturity of the Growth Capital Loan. The final payment fee will be accreted to interest expense using the effective interest method over the life of the Growth Capital Loan upon draw.

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. In June 2012, and December 2011, we drew down $0.2 million and $2.3 million, respectively, under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both June 30, 2012, and December 31, 2011, the floating rate of the RLOC was at 4.75%. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014. In September 2011, we incurred a commitment fee of $20,000, and will incur a $20,000 commitment fee at each annual anniversary of June 30, 2012. At June 30, 2012, and December 31, 2011, we had $2.5 million and $2.3 million, respectively, outstanding under the RLOC.

We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of June 30, 2012, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

We maintain an investment portfolio of various securities, which are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We did not have any unrealized gains at both June 30, 2012, and December 31, 2011.

We invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to United States government agencies were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2012, and 2011. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending June 30, 2012 that are of significance, or potential significance, to us. Any recent accounting pronouncement that are of significance, or potential significance, to us are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, under Note 2 in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2012, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Market acceptance of our products is affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, their hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets to afford to purchase our products. Budgetary concerns may be further exacerbated by the economic austerity programs implemented in European countries, which may limit the adoption of new technologies, including our products. Furthermore, it is difficult to predict the reimbursement status of newly approved, novel medical device products. In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Health care reform in the United States has also placed downward pressure on the pricing of medical products and has introduced new taxation on medical devices which could further impact our profit margins if we were to gain FDA approval to begin selling our products in the United States. Should we receive FDA approval to begin selling our products in the United States, recently passed legislation surrounding health care reform may impose a 2.3% excise tax on the sale of our products, regardless of our profitability. This excise tax would reduce our operating profits.

Product adoption may be negatively affected because we do not have FDA approval for any of our products. In addition, if we do not achieve widespread product adoption in key European countries, adoption in other countries may be adversely affected.

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

We may never achieve a profitable level of operations. Our development and selling, general and administrative expenses have resulted in substantial losses each year since our inception with the exception of the year ended December 31, 2005. The platelet and plasma systems are not approved in the United States or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development and commercialization of the INTERCEPT Blood System in the near-term. We expect our losses to continue at least until the INTERCEPT Blood System achieves more significant market acceptance, which may never occur. To the extent that we reach agreement on a clinical pathway with the FDA for any or all of our products and if we choose to pursue such opportunities, we would expect to incur substantial costs which could extend the period during which we expect to operate at a loss.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economies and credit and financial markets, including the current sovereign debt crisis in certain countries in Europe and disruptions due to political instability or otherwise, these organizations may defer purchases, may be unable to satisfy their reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there are concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our reported product revenue.

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

In March 2012, we submitted a proposed clinical trial protocol to the FDA for a proposed Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. The FDA advised us that at least an additional Phase II recovery and survival study will need to be successfully completed and reported to the FDA prior to any initiation of the proposed Phase III clinical trial. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of the proposed Phase III clinical trial.

We plan to initiate a Phase III clinical trial of our red blood cell system for acute anemia patients in Europe if the proposed clinical trial is accepted by European regulators, which we cannot assure you will occur. We are also planning to prepare a clinical trial application for a Phase III clinical trial for chronic anemia patients in Europe. We expect to conduct a further process validation study in Europe prior to commencement of such trials. Such studies, including the studies required by the FDA prior to its review of the proposed United States Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the planned acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the planned Phase III chronic anemia clinical trial in Europe would also be required for our red blood cell system to achieve market acceptance. In addition, the trials would need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. These additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. Our distributors may fail to sell product inventory they have purchased from us to end customers. Initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. A concentrated number of distributors collectively comprise a significant portion of our overall product revenues. Accordingly, our product revenues may be adversely impacted with the loss of one or more of these distributors. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all, which may adversely affect our product revenues. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. Agreements with our distributors generally require compliance with local anti-corruption laws and the U.S. Foreign Corrupt Practices Act. We have limited ability to control the actions of our distributors to ensure they are compliant with both local anti-corruption laws and the U.S. Foreign Corrupt Practices Act. Noncompliance by a distributor could expose us to civil or criminal liability, and/or prohibitions on selling our products in certain countries. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

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

Our agreement with Porex expires on December 31, 2012. Prior to the expiration of that contract, we will need to negotiate an amendment or enter into a new contract with Porex, or identify, validate and contract with an alternate supplier for such components of the compound adsorption devices. Failure to reach agreement with Porex or an alternate supplier would impede the manufacture and supply INTERCEPT disposable kits to existing and prospective customers. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We also have contracts with other companies who are our sole suppliers of raw materials used to make compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. Our supplier agreement with Purolite extends through December 2013, and will automatically renew each year. Purolite may terminate the supplier agreement provided that Purolite notifies us in writing at least two years in advance. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2013 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States. Our platelet system is designed to work with platelets collected and stored in storage solutions, called Intersol and SSP+, and for platelets suspended in plasma. In addition, Fenwal is the exclusive manufacturer of Intersol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use Intersol or SSP+ in connection with INTERCEPT treatment. Should Fenwal or MacoPharma fail to obtain or maintain regulatory approval for Intersol or SSP+, respectively, or if either should decide to cease distribution of their respective additive solutions to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired.

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

Our red blood cell system that was used in our preclinical studies and the Phase I red blood cell trial initiated in the fourth quarter of 2008 was a prototype of the system expected to be used in the final product. As a result, we plan to perform additional preclinical studies and clinical trials using the commercial version of the system to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial product, which would increase our expenses and delay the potential commercialization of our red blood cell system. We may determine that the red blood cell system may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the red blood cell system in a timely manner, our potential revenue would be delayed or diminished and our potential competitors may be able to bring products to market before we do.

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

If our competitors develop superior products to ours, market their products more effectively than we market our products, or receive regulatory approval before our products, our commercial opportunities could be reduced or eliminated.

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

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, which is also a non-lipid-enveloped virus, for which our products have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market acceptance of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer or more cost effective than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. TerumoBCT , a subsidiary of Terumo Corporation, has developed a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that TerumoBCT is also developing a pathogen inactivation system for whole blood. TerumoBCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Other companies developing competing products may also offer and sell other blood-banking products and services. As a result, competitors may have pre-existing long-term relationships with customers and may be able to offer synergies for both pathogen inactivation and non-pathogen inactivation products that we are unable to offer. Regulatory agencies may mandate use of competing products which would limit our ability to sell our products in those markets.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our Amended Credit Agreement with Comerica Bank on terms that may include restrictive covenants, which may comprise of covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, or grant licenses on terms that are not favorable to us.

The disruptions to the global credit and financial markets as well as general economic uncertainty, including the continued instability of the Eurozone, has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, platelet or plasma systems in the United States unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

We currently maintain a credit agreement with Comerica that provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million and a formula based revolving line of credit of up to $7.0 million. In September 2011, we borrowed $5.0 million and subsequently drew an aggregate of $2.5 million from the revolving line of credit under the credit agreement. The credit agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The credit agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. If we are unable to comply with the covenants in the credit agreement, the lender may call the note, which would require us to repay the principal of the note sooner than we have anticipated, and if we are unable to pay back the principal at such time, the lender would be allowed to liquidate collateralized assets. This in turn, would significantly harm our business.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from July 1, 2010 to June 30, 2012, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $1.92 to a high of $4.53. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine. In addition, our executive employment agreements, change of control severance benefit plan and equity incentive plans and agreements thereunder provide for certain severance benefits in connection with a change of control of us, including single-trigger equity vesting acceleration benefits with respect to outstanding stock options and single-trigger vesting acceleration benefits with respect to outstanding restricted stock unit awards, which could increase the costs to a third party acquiror and/or deter such third party from acquiring us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2012, Fenwal, Inc., or Fenwal, exercised its right to convert 3,327 shares of our Series B preferred stock into 332,700 shares of our common stock. As a result of the conversion, we issued 332,700 shares of common stock to Fenwal on June 18, 2012. No additional commission or remuneration was paid or given in connection with the conversion. As such, the issuance of common stock to Fenwal was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.3 (3)	Amended and Restated Bylaws of Cerus Corporation.
4.1 (4)	Specimen Stock Certificate.
4.2 (5)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).
4.3 (6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).
4.4 (7)	Form of 2009 Warrant to Purchase Common Stock.
4.5 (8)	Form of 2010 Warrant to Purchase Common Stock.
10.1	2008 Equity Incentive Plan, as amended, effective June 6, 2012.
10.2	Employee Stock Purchase Plan, as amended, effective June 6, 2012.
10.3 †	First Amendment to Loan and Security Agreement, dated as of December 13, 2011, by and between Cerus Corporation and Comerica Bank.
10.4	Second Amendment to Loan and Security Agreement, effective as of June 30, 2012, by and between Cerus Corporation and Comerica Bank.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(10)	XBRL Instance Document.
101.SCH(10)	XBRL Taxonomy Extension Schema Document.
101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(9)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(10)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Registrant has requested confidential treatment for portions of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 8, 2012	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.2 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.3 (3)	Amended and Restated Bylaws of Cerus Corporation.
4.1 (4)	Specimen Stock Certificate.
4.2 (5)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).
4.3 (6)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).
4.4 (7)	Form of 2009 Warrant to Purchase Common Stock.
4.5 (8)	Form of 2010 Warrant to Purchase Common Stock.
10.1	2008 Equity Incentive Plan, as amended, effective June 6, 2012.
10.2	Employee Stock Purchase Plan, as amended, effective June 6, 2012.
10.3 †	First Amendment to Loan and Security Agreement, dated as of December 13, 2011, by and between Cerus Corporation and Comerica Bank.
10.4	Second Amendment to Loan and Security Agreement, effective as of June 30, 2012, by and between Cerus Corporation and Comerica Bank.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(10)	XBRL Instance Document.
101.SCH(10)	XBRL Taxonomy Extension Schema Document.
101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 333-72185), filed with the SEC on November 12, 1999.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(9)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(10)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Registrant has requested confidential treatment for portions of this exhibit.