Form 10-Q
period 2012-09-30
CERUS CORP
filed 2012-11-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 30, 2012, there were 55,477,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,661	$25,497
Short-term investments	0	287
Accounts receivable, net of allowance of $0 and $5 at September 30, 2012 and December 31, 2011, respectively	3,950	6,096
Inventories	9,682	6,444
Prepaid expenses and other current assets	3,243	1,415

Total current assets	43,536	39,739
Non-current assets:
Property and equipment, net	1,801	2,032
Goodwill	1,316	1,316
Intangible assets, net	1,597	1,748
Restricted cash	302	303
Other assets	101	229

Total assets	$48,653	$45,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,700	$4,680
Accrued liabilities	8,087	5,825
Deferred revenue	716	111
Debt - current	4,919	2,519
Warrant liability	7,876	7,979

Total current liabilities	27,298	21,114
Non-current liabilities:
Debt - non-current	3,307	4,697
Other non-current liabilities	1,132	1,243

Total liabilities	31,737	27,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock	0	9,496
Common stock	55	51
Additional paid-in capital	474,997	452,701
Accumulated deficit	(458,136)	(443,935)

Total stockholders’ equity	16,916	18,313

Total liabilities and stockholders’ equity	$48,653	$45,367

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Product revenue	$8,252	$7,770	$26,167	$20,706
Government grants and cooperative agreements	0	1,479	91	1,915

Total revenue	8,252	9,249	26,258	22,621
Cost of product revenue	4,411	4,726	15,499	12,329

Gross profit	3,841	4,523	10,759	10,292
Operating expenses:
Research and development	1,903	1,814	5,439	5,616
Selling, general and administrative	6,219	5,380	18,871	17,115
Amortization of intangible assets	50	51	151	152

Total operating expenses	8,172	7,245	24,461	22,883

Loss from operations	(4,331)	(2,722)	(13,702)	(12,591)

Non-operating income (expense), net:
Revaluation of warrant liability	873	5,439	86	3,822
Foreign exchange gain (loss)	206	(41)	(212)	394
Interest expense	(136)	(394)	(410)	(847)
Other income (expense), net	(72)	(22)	37	(25)

Total non-operating income (expense), net	871	4,982	(499)	3,344

Net income (loss)	$(3,460)	$2,260	$(14,201)	$(9,247)

Net income (loss) per common share:
Basic	$(0.06)	$0.05	$(0.26)	$(0.19)
Diluted	$(0.08)	$0.05	$(0.26)	$(0.19)
Weighted average common shares outstanding used for calculating net income (loss) per common share:
Basic	54,875	47,710	54,130	47,600
Diluted	55,377	48,820	54,130	47,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(3,460)	$2,260	$(14,201)	$(9,247)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of taxes	0	0	0	(107)

Comprehensive income (loss)	$(3,460)	$2,260	$(14,201)	$(9,354)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net loss	$(14,201)	$(9,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582	697
Stock-based compensation	1,911	1,386
Changes in revaluation of warrant liability	(86)	(3,822)
Gain on sale of fixed assets	(9)	(20)
Non-cash interest expense	15	0
Changes in operating assets and liabilities:
Accounts receivable	2,146	9
Inventories	(3,238)	(3,372)
Other assets	(2,006)	(85)
Accounts payable	1,020	550
Accrued liabilities	2,219	(472)
Deferred revenue	605	(174)

Net cash used in operating activities	(11,042)	(14,550)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(97)	(117)
Purchases (sales) of certain other assets	1	(90)
Maturities of investments	287	497

Net cash provided by investing activities	191	290
Financing activities
Net proceeds from equity incentives and the exercise of warrants	298	142
Net proceeds from public offering	10,823	0
Proceeds from revolving line of credit	1,219	0
Proceeds from debt, net of discount	0	4,910
Payments on revolving line of credit	(236)	0
Payments on debt and landlord provided leasehold incentives	(89)	(4,979)

Net cash provided by financing activities	12,015	73

Net increase (decrease) in cash and cash equivalents	1,164	(14,187)
Cash and cash equivalents, beginning of period	25,497	28,948

Cash and cash equivalents, end of period	$26,661	$14,761

Supplemental disclosures:
Cash paid for interest	$330	$955
Non-cash conversion of preferred stock to common stock	$9,496	$0

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any future periods.

As previously reported in Note 20, Quarterly Financial Information, in the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, the Company restated previously reported financial statements for the three and nine months ended September 30, 2011. The adjustments related to previously capitalized inventory costs, which should have been charged to cost of product revenue as products were sold. Although the correction was immaterial to the three and nine months ended September 30, 2011, the Company decided to restate the amounts previously reported to better reflect the actual operating trends of the Company’s business for 2011. The adjustments primarily increased cost of product revenue by $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively. The offsetting adjustment entry was a reduction to the carrying value of inventory.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three and nine months ended September 30, 2012, and 2011, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

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

At September 30, 2012, and December 31, 2011, the Company had $0.7 million and $0.1 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

Short-Term Investments

Investments with original maturities of greater than three months but less than one year from the date of purchase as well as available-for-sale investments with original maturities of greater than one year from the date of purchase, which included United States government agency securities, are classified as short-term investments. In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheets and/or in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s condensed consolidated statements of comprehensive income (loss). Realized gains and losses from the sale or maturity of available-for-sale investments are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest expense.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2012, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at September 30, 2012, and December 31, 2011, respectively. These customers cumulatively represented approximately 69% and 58% of the Company’s outstanding trade receivables at September 30, 2012, and December 31, 2011, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2012, and December 31, 2011, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fenwal, Inc. (“Fenwal”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2012, and December 31, 2011, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company’s limited history selling the INTERCEPT Blood System limits the amount of historical data the Company has to perform this analysis. Generally, the Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2012, and December 31, 2011, the Company had $0.3 million and $0.6 million, respectively, reserved for potential obsolete, expiring or unsalable product. At September 30, 2012, the Company also wrote-down the value of certain unsaleable inventory of $1.1 million for which the Company has an offsetting warranty claim against Fenwal. See below in Note 1 in the Notes to Condensed Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” and Note 12 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s warranty claim with Fenwal.

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

Goodwill and Intangible Assets, net

Additions to goodwill and intangible assets, net are derived at the time of a business acquisition, in which the Company assigns the total consideration transferred to the acquired assets based on each asset’s fair value and any residual amount becomes goodwill, an indefinite life intangible asset. Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s condensed consolidated statements of operations.

Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. Effective January 1, 2012, the test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performs an impairment test on its intangible assets, in accordance ASC Topic 360-10, “Property, Plant and Equipment,” if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. For further details regarding the impairment analysis, reference is made to the section below under “Long-lived Assets.” Also, see Note 5 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2012, and 2011.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of $0.2 million and less than $(0.1) million during the three months ended September 30, 2012, and 2011, respectively, and $(0.2) million and $0.4 million during the nine months ended September 30, 2012, and 2011, respectively.

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

Warrant Liability

In August 2009, and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. The Company classifies the warrants as a liability on its condensed consolidated balance sheets as the warrants contain certain material terms which require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants (as determined in accordance with the Black-Scholes option pricing model) in connection with certain change of control transactions. In addition, the Company may also be required to pay cash to a warrant holder under certain circumstances if the Company is unable to timely deliver the shares acquired upon warrant exercise to such holder.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants and restricted stock units, which are calculated using the treasury stock method, and convertible preferred stock, which is calculated using the if-converted method. Diluted net income (loss) per common share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position if the effect would result in more dilution.

Diluted net loss per common share used the same weighted average number of common shares outstanding for the nine months ended September 30, 2012, and 2011, as calculated for the basic net loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive. In addition, certain potential dilutive securities were excluded from the dilution calculation for the three months ended September 30, 2012, and 2011, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2012, and 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) used for basic calculation	$(3,460)	$2,260	$(14,201)	$(9,247)
Effect of revaluation of warrant liability	(873)	0	0	0

Adjusted net income (loss) used for diluted calculation	$(4,333)	$2,260	$(14,201)	$(9,247)

Denominator:
Basic weighted average number of common shares outstanding	54,875	47,710	54,130	47,600
Effect of dilutive potential common shares resulting from warrants	502	1,110	0	0

Diluted weighted average number of common shares outstanding	55,377	48,820	54,130	47,600

Net income (loss) per common share:
Basic	$(0.06)	$0.05	$(0.26)	$(0.19)
Diluted	$(0.08)	$0.05	$(0.26)	$(0.19)

The table below presents common shares underlying stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2012, and 2011 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average anti-dilutive common shares	8,704	11,259	14,813	13,543

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. During the three months ended September 30, 2012, the Company provided for warranty obligations related to replacement costs for certain of its products that the Company identified were defective or had the potential of being defective. Prior to this incident, there have been very few warranty costs incurred. As a result, the Company had not accrued for any potential future warranty costs at December 31, 2011. In addition, the Company believes that the defective products and those that had the potential of being defective identified during the three months ended September 30, 2012 are isolated. Accordingly, the Company has not accrued for any other incremental potential future warranty costs for its products at September 30, 2012. The product warrant liability is recorded in “Accrued liabilities” on the Company’s condensed consolidated balance sheets. A reconciliation of changes to the beginning and ending balances of the Company’s product warranty liability, from December 31, 2011, to September 30, 2012, was as follows (in thousands):

Balance at December 31, 2011	$0
Warranties provided	857
Claims settled	(787)

Balance at September 30, 2012	$70

In connection with the warranty obligations provided for in relation to certain of its products during the three months ended September 30, 2012, the Company filed a warranty claim against Fenwal, which Fenwal accepted. As a result, the Company recorded a current asset of $1.7 million on its condensed consolidated balance sheets as of September 30, 2012 representing the full amount of the warranty claim against Fenwal as Fenwal will supply the Company with replacement products or credit notes for those products. The Company also wrote-down the value of certain unsalable inventory of $1.1 million related to these products as an offsetting warranty claim against Fenwal.

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

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three and nine months ended September 30, 2012, that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, under Note 2 in the Notes to Consolidated Financial Statements.

Note 2. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2012 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,263	$10,263	$0	$0

Total financial assets	$10,263	$10,263	$0	$0

Warrant liability (2)	$7,876	$0	$0	$7,876

Total financial liabilities	$7,876	$0	$0	$7,876

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

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

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2011, to September 30, 2012, was as follows (in thousands):

Balance at December 31, 2011	$7,979
Decrease in fair value of warrants	(86)
Settlement of warrants exercised	(17)

Balance at September 30, 2012	$7,876

See Notes 1 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the nine months ended September 30, 2012.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2012 (in thousands):

	September 30, 2012
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$10,263	$0	$10,263

Total available-for-sale securities	$10,263	$0	$10,263

The following is a summary of available-for-sale securities at December 31, 2011 (in thousands):

	December 31, 2011
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$8,683	$0	$8,683
United States government agency securities	287	0	287

Total available-for-sale securities	$8,970	$0	$8,970

Available-for-sale securities at September 30, 2012, and December 31, 2011, consisted of the following by original contractual maturity (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$10,263	$10,263	$8,683	$8,683
Due greater than three years and less than five years	0	0	287	287

Total available-for-sale securities	$10,263	$10,263	$8,970	$8,970

The maturities of certain short-term investments were estimated primarily based upon assumed prepayment features and credit enhancement characteristics.

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2012 and three months ended September 30, 2011. Gross realized gains from the sale or maturity of available-for-sale investments were minimal during the nine months ended September 30, 2011. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2012, and 2011.

Note 4. Inventories

Inventories at September 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Work-in-process	$4,602	$2,742
Finished goods	5,080	3,702

Total inventories	$9,682	$6,444

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the nine months ended September 30, 2012, the Company did not dispose of or recognize additional goodwill. On August 31, 2012, the Company performed its annual review of goodwill. As described in Note 1 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired during the nine months ended September 30, 2012. Accordingly, at both September 30, 2012, and December 31, 2011, the carrying amount of goodwill was $1.3 million.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2012 (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(420)	$1,597

Total intangible assets	$2,017	$(420)	$1,597

The following is a summary of intangible assets, net at December 31, 2011 (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(269)	$1,748

Total intangible assets	$2,017	$(269)	$1,748

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended September 30, 2012, and 2011, respectively, and approximately $0.2 million for each of the nine months ended September 30, 2012, and 2011, respectively. During the three and nine months ended September 30, 2012, and 2011, there were no impairment charges recognized related to the Company’s intangible assets.

At September 30, 2012, the expected amortization expense of the intangible assets, net is $0.05 million for the remaining three months of 2012, $0.2 million annually each subsequent year thereafter beginning with the year ending December 31, 2013, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of September 2012, the Company’s ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheet.

Note 7. Accrued Liabilities

Accrued liabilities at September 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accrued compensation and related costs	$2,017	$2,027
Accrued inventory costs	3,087	1,417
Accrued contract and other accrued expenses	2,983	2,381

Total accrued liabilities	$8,087	$5,825

Note 8. Debt

Debt at September 30, 2012, consisted of the following (in thousands):

	September 30, 2012
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$5,000	$(57)	$4,943
Comerica - Revolving Line of Credit, due 2014	3,283	0	3,283

Total debt	8,283	(57)	8,226
Less: debt - current	(4,950)	31	(4,919)

Debt - non-current	$3,333	$(26)	$3,307

Debt at December 31, 2011, consisted of the following (in thousands):

	December 31, 2011
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$5,000	$(84)	$4,916
Comerica - Revolving Line of Credit, due 2014	2,300	0	2,300

Total debt	7,300	(84)	7,216
Less: debt - current	(2,554)	35	(2,519)

Debt - non-current	$4,746	$(49)	$4,697

Principal and interest payments on debt at September 30, 2012, are expected to be as follows for each of the following five years (in thousands):

Year ended December 31,
2012 (remaining three months)	$527
2013	2,072
2014 (1)	5,181
2015	1,334
2016	0

(1)	Included outstanding revolving line of credit balance based on the Company’s obligation to repay the outstanding revolving line of credit balance at the end of the revolving line of credit term.

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

Growth Capital Loan

Concurrent with the execution of the original loan and security agreement in September 2011, the Company borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay the Company’s prior debt with Oxford Finance Corporation (“Oxford”), with the remainder used for general corporate purposes. The Growth Capital Loan, which matures on September 30, 2015, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

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

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At September 30, 2012, and December 31, 2011, the Company had $3.3 million and $2.3 million, respectively, outstanding under the RLOC. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both September 30, 2012, and December 31, 2011, the floating rate of the RLOC was at 4.75%. In September 2011, the Company incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, the Company incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. The Company will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of September 30, 2012, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

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

Financed Leasehold Improvements

In December 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At September 30, 2012, the Company had an outstanding liability of $0.9 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.8 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

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

Common Stock and Associated Warrant Liability

In August 2009, the Company issued warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share (“2009 Warrants”). The 2009 Warrants are exercisable for a period of five years from the issue date. The fair value on the date of issuance of the 2009 Warrants was determined to be $2.8 million using the binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 2.48%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 77%.

In November 2010, the Company issued warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share (“2010 Warrants”). The 2010 Warrants became exercisable on May 15, 2011 and are exercisable for a period of five years from the issue date. The fair value on the date of issuance of the 2010 Warrants was determined to be $5.8 million using the binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 1.23%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 85%.

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

The fair value of the warrants at September 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
2009 Warrants	$2,712	$3,010
2010 Warrants	5,164	4,969

Total warrant liability	$7,876	$7,979

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at September 30, 2012, and December 31, 2011:

	September 30,	December 31,
	2012	2011
2009 Warrants:
Expected term (in years)	1.90	2.65
Estimated volatility	50%	74%
Risk-free interest rate	0.23%	0.36%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	3.11	3.86
Estimated volatility	58%	70%
Risk-free interest rate	0.31%	0.60%
Expected dividend yield	0%	0%

The Company recorded non-cash gains of $0.9 million and $5.4 million during the three months ended September 30, 2012, and 2011, respectively, and minimal amounts and $3.8 million during the nine months ended September 30, 2012, and 2011, respectively, in “Revaluation of warrant liability” on the condensed consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of warrant liability. In June 2012, the 2010 Warrants to purchase 5,084 shares of common stock were exercised. At December 31, 2011, no warrants had been exercised.

Sales Agreements

The Company entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012 (collectively, the “MLV Agreement”), with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million through MLV. Under the MLV Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the MLV Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2011, approximately 3.5 million shares of the Company’s common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the nine months ended September 30, 2012, the Company sold approximately 3.1 million additional shares of its common stock under the MLV Agreement for aggregate net proceeds of $9.5 million. The Company did not sell any shares of its common stock under the MLV Agreement during the three months ended September 30, 2012.

The Company also entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Agreement”) in August 2012, with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. Under the Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the three and nine months ended September 30, 2012, approximately 0.4 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $1.1 million.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012, the stockholders approved an amendment to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 shares, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 13,540,940 shares. At September 30, 2012, the Company had an aggregate of approximately 13.0 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 8.8 million shares were subject to outstanding options and other stock-based awards, and approximately 4.2 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At September 30, 2012, the Company had approximately 0.6 million shares available for future issuance under the Purchase Plan.

The Company has granted restricted stock units primarily to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units generally vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2011	7,362	$4.70
Granted	1,775	3.68
Forfeited	(42)	2.52
Expired	(291)	36.35
Exercised	(113)	1.49

Balance at September 30, 2012	8,691	$3.49

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2012, and 2011, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense by caption:
Research and development	$146	$112	$423	$332
Selling, general and administrative	549	351	1,488	1,054

Total stock-based compensation expense	$695	$463	$1,911	$1,386

The Company did not record any stock-based compensation associated with performance-based stock options during the three and nine months ended September 30, 2012, and 2011, as the performance criteria was not probable of being achieved during these periods. Performance-based stock options of 100,000 remained outstanding at September 30, 2012.

Note 12. License Agreements

As a result of Baxter International Inc.’s sale of its transfusion therapies division in 2007 to Fenwal, the Company has certain agreements with Fenwal which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During the three months ended September 30, 2012, and 2011, the Company made royalty payments to Fenwal of $0.7 million and $0.6 million, respectively, and $2.1 million and $1.6 million, during the nine months ended September 30, 2012, and 2011, respectively. At both September 30, 2012, and December 31, 2011, the Company owed Fenwal $0.7 million for royalties.

In December 2008, the Company extended its agreement with Fenwal to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fenwal a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fenwal of $1.4 million and $2.1 million relating to the manufacturing of the Company products during the three months ended

September 30, 2012, and 2011, respectively, and $8.9 million and $8.5 million, during the nine months ended September 30, 2012, and 2011, respectively. At September 30, 2012, and December 31, 2011, the Company owed Fenwal $5.1 million and $3.4 million, respectively, for INTERCEPT disposable kits manufactured. In connection with the warranty claims incurred by the Company and remediation of those claims during the three months ended September 30, 2012 (see Note 1 in the Notes to Condensed Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” for more detail), the Company filed a warranty claim against Fenwal. Fenwal has accepted the warranty claim and will supply the Company with replacement product or credit notes. As a result, the Company recorded a current asset of $1.7 million on its condensed consolidated balance sheets as of September 30, 2012 representing the full amount of the warranty claim against Fenwal.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three and nine months ended September 30, 2012, and 2011 (in percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Etablissement Francais du Sang	22%	20%	23%	20%
Movaco, S.A.	19%	24%	19%	26%
AUM+ LTD	13%	*	*	*
Delrus Inc.	*	12%	*	*

*	Represents an amount less than 10% of product revenue.

The Company also recognized government grants and cooperative agreements revenue of $0.1 million, which represented less than 1% of total revenue, during the nine months ended September 30, 2012, $1.9 million, which represented 8% of total revenue, during the nine months ended September 30, 2011, and $1.5 million, which represented 16% of total revenue, during the three months ended September 30, 2011. The Company did not recognize any revenue from government grants and cooperative agreements during the three months ended September 30, 2012. The Company has historically received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense since February 2001. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the terms of the cooperative agreements, the Company conducted research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that were of concern to the United States Armed Forces. This funding supported the development of the Company’s red blood cell system.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood System, the anticipated progress of our research, development and clinical programs, our ability to manage cost increases associated with preclinical and clinical development for the INTERCEPT Blood System, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System and the timing of anticipated regulatory submissions, the ability of our products to inactivate pathogens that may emerge in the future, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including our need for additional financing, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products, market acceptance of our products, reimbursement, development and testing of additional configurations of our products, regulation by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fenwal and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our limited operating history and expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

We are developing and plan to perform in vitro studies and clinical trials for our INTERCEPT Blood System for red blood cells, or the red blood cell system, in Europe and the United States. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. In addition, in March 2012, we submitted a proposed clinical trial protocol to the United States Food and Drug Administration, or FDA, for a Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. We understand that at least an additional Phase II clinical trial and certain other prerequisites will need to be completed satisfactorily by us and reported to the FDA before the FDA will complete its review of our proposed Phase III clinical trial protocol for the red blood cell system. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any clinical trials of the red blood cell system to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

Based on recent discussions with the United States Food and Drug Administration, or FDA, we intend to submit a Premarket Approval Application, or PMA, shell for our plasma system. Pending FDA approval of the application shell, we intend to proceed with a modular PMA approach, whereby we would submit sections, or modules, of the PMA at different times and the compilation of these sections or modules become a complete PMA. We believe that the modular approach increases the likelihood that we will be able to resolve any deficiencies identified by FDA earlier in the review process. Based on our recent discussions with the FDA, we believe that our existing clinical data is sufficient to begin the PMA submission process regarding the clinical requirements for such submission. The submission of the PMA for our plasma system will result in increased research and development expenses in future periods. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials of the plasma system to support approval in the United States would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we initiate any additional trials. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the plasma system.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with our planned modular PMA application submission to the FDA for the plasma system and pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

We recognize product revenues from the sale of our platelet and plasma systems in Europe, the CIS, the Middle East and certain other countries around the world. Although our product revenues have grown over time and increased in the three and nine months ended September 30, 2012 compared to the comparable periods in 2011, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from government grants and cooperative agreements. Historically, we have received significant awards in funding under cooperative agreements with the United States Department of Defense, or DoD, for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. In August 2011, we were awarded a $2.1 million grant from the DoD to support the development of our red blood cell system. We have recognized revenue associated with this award as qualified costs were incurred for reimbursement over the performance period of one year from the date of issuance. We have exhausted the remaining availability under the grant and recognized $0.1 million during the nine months ended September 30, 2012. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding and we do not expect any revenue from government grants and cooperative agreements for the foreseeable future, if at all.

In 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of September 2012, our ownership in Aduro was reduced to less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero in our condensed consolidated balance sheet.

We pay royalties to Fenwal Inc., or Fenwal, on future INTERCEPT Blood System product sales under certain agreements which arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007, to Fenwal, at rates of 10% of net sales for our platelet system, 3% of net sales for our plasma system, 5% of net sales for our red blood cell system, and 6.5% on net sales of illumination devices, or illuminators. We also pay Fenwal certain costs associated with the amended manufacturing and supply agreement we executed with Fenwal in December 2008, for the manufacture of finished INTERCEPT disposable kits for our platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, we pay Fenwal a set price per disposable kit, which is established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are higher or lower than the annually estimated production volumes. We are also obligated to provide certain disposable kit components at no cost to Fenwal under the amended manufacturing and supply agreement. This required us to enter into manufacturing and supply arrangements with certain other manufacturers for those components, some of which contain minimum purchase commitments. As a result, our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished INTERCEPT disposable kits. During the three months ended September 30, 2012, we provided for warranty obligations of $0.9 million related to replacement costs for certain of our products that we identified were defective or had the potential of being defective. In connection with the warranty claims incurred by us and remediation of those claims during the three months ended September 30, 2012, we filed a warranty claim against Fenwal. Fenwal has accepted the warranty claim and will supply us with replacement product or credit notes. As a result, we have recorded a current asset of $1.7 million on our condensed consolidated balance sheets as of September 30, 2012 representing the full amount of the warranty claim against Fenwal. We also wrote-down the value of certain unsalable inventory of $1.1 million related to these products as an offsetting warranty claim against Fenwal.

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

We entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012, or collectively the MLV Agreement, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor Agreement, in August 2012, with Cantor Fitzgerald & Co., or Cantor. that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the nine months ended September 30, 2012, we sold an aggregate of approximately 3.5 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $10.6 million. At September 30, 2012, we had less than $0.1 million and approximately $28.8 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively.

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or collectively, the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn an aggregate of $3.3 million from the revolving line of credit through September 30, 2012.

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

Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Our platelet and plasma systems’ disposable kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. Our limited history selling the INTERCEPT Blood System limits the amount of historical data we have to perform this analysis. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on our condensed consolidated statements of operations. We also wrote-down the value of certain unsalable inventory related to the products covered under the warranty claims against Fenwal.

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

•Goodwill and intangible assets – In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. Effective January 1, 2012, the test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2012, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the nine months ended September 30, 2012. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the three and nine months ended September 30, 2012 which would require us to test the recoverability of our intangible assets.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Product revenue	$8,252	$7,770	$482	6%	$26,167	$20,706	$5,461	26%
Government grants and cooperative agreements	0	1,479	(1,479)	(100)%	91	1,915	(1,824)	(95)%

Total revenue	$8,252	$9,249	$(997)	(11)%	$26,258	$22,621	$3,637	16%

Product revenue increased by $0.5 million and $5.5 million during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively, primarily as a result of higher volumes of our platelet and plasma systems’ disposable kits sold to existing customers, which included higher volume purchases of disposable kits for our plasma system by the Etablissement Francais du Sang, and, to a lesser extent, new customer adoption of the INTERCEPT Blood System in countries where we sell our products.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System continues to gain market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

There was no revenue derived from government grants and cooperative agreements during the three months ended September 30, 2012. Revenue from government grants and cooperative agreements decreased by $1.5 million and $1.8 million during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively. This decrease was attributable to the relatively low remaining award balance available under our DoD grant at the beginning of 2012, compared to the availability at the beginning of 2011, and the level of revenue generating activities under the award during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we recognized the final $0.1 million available under the last remaining grant available to us. We do not expect any revenue from government grants and cooperative agreements for the foreseeable future, if at all.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fenwal for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Cost of product revenue	$4,411	$4,726	$(315)	(7)%	$15,499	$12,329	$3,170	26%

Cost of product revenue decreased by $0.3 million during three months ended September 30, 2012 compared to the three months ended September 30, 2011 as we did not incur any fees associated with contractual minimum purchase requirements with certain of our suppliers during the three months ended September 30, 2012 as compared to period costs incurred of $0.5 million during the comparable period in 2011.

Cost of product revenue increased by $3.2 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the higher volume of INTERCEPT disposable kits sold during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. In addition, we incurred higher manufacturing overhead absorption and experienced higher scrap charges for certain components, which were determined to be unusable, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This was offset by fees associated with contractual minimum purchase requirements of $0.5 million that was incurred during the nine months ended September 30, 2011. We anticipate our cost of product revenue will increase in the future as a result of anticipated increased product sales.

Our gross margins on product sales were 47% during the three months ended September 30, 2012, up from 39% during the three months ended September 30, 2011. Gross margins during the three months ended September 30, 2012, were positively impacted compared to the corresponding period in 2011 primarily due to certain supplier costs incurred associated with our inventory manufacturer during the three months ended September 30, 2011, which impacted gross margins on product sales by 7%, with no comparable costs incurred during the three months ended September 30, 2012. Our gross margins on product sales were 41% during the nine months ended September 30, 2012, up slightly from 40% during the nine months ended September 30, 2011. Gross margins during the nine months ended September 30, 2012 slightly improved compared to the corresponding period in 2011, as we incurred certain supplier costs related to our inventory manufacturer during the nine months ended September 30, 2011, offset by a higher proportion of plasma kits sold to customers during the nine months ended September 30, 2012, which plasma kits have a higher production cost relative to our platelet kits.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Research and development	$1,903	$1,814	$89	5%	$5,439	$5,616	$(177)	(3)%

Research and development expenses increased by $0.1 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily as a result of increased research costs for our red blood cell system. During 2012, we have been conducting and are preparing to conduct in vitro studies, and have been preparing to conduct clinical trials in Europe that we plan to initiate towards the end of 2012 or early 2013, subject to regulatory approvals. Research and development expenses decreased by $0.2 million during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to higher costs incurred in 2011 associated with producing and qualifying the chemicals to be used in preclinical and potential clinical trials for our red blood cell system. We anticipate our research and development spending will increase over the near term as we expect to initiate planned Phase III clinical trials for our red blood cell system in Europe. In addition, we plan to perform certain additional in vitro studies and clinical development in the United States for our red blood cell system which would result in increased research and development spending. Subject to our ability to fund further development, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States, including our planned modular PMA submission for our plasma system. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A – Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Selling, general and administrative	$6,219	$5,380	$839	16%	$18,871	$17,115	$1,756	10%

Selling, general and administrative expenses increased by $0.8 million and $1.8 million during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively. The increase was primarily due to increased spending related to general corporate services, including legal fees, and higher stock-based compensation charges, and to a lesser extent, higher workforce costs.

We anticipate that selling, general and administrative expenses may increase modestly over time, as we expand our commercialization efforts in the markets where we currently sell our products and as we potentially expand commercialization efforts into new geographies.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Amortization of intangible assets	$50	$51	($1)	(2)%	$151	$152	($1)	(1)%

Amortization of intangible assets remained relatively flat during the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 as there were no changes to the composition of our intangible assets or the assumptions used to determine the useful lives for all periods presented. In addition, no impairment charges were recognized related to our intangible assets during the three and nine months ended September 30, 2012, and 2011 as no events or changes in circumstances arose which would require us to test the recoverability of our intangible assets.

Non-Operating Income (Expense), net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	Change		2012	2011	Change
Revaluation of warrant liability	$873	$5,439	$(4,566)	(84)%	$86	$3,822	$(3,736)	(98)%
Foreign exchange gain (loss)	206	(41)	247	602%	(212)	394	(606)	(154)%
Interest expense	(136)	(394)	258	65%	(410)	(847)	437	52%
Other income (expense), net	(72)	(22)	(50)	(227)%	37	(25)	62	248%

Total non-operating income (expense), net	$871	$4,982	$(4,111)	(83)%	$(499)	$3,344	$(3,843)	(115)%

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

During the three months ended September 30, 2012, we recorded non-cash gains related to the change in the fair value of our warrants of $0.9 million primarily associated with a decline in our volatility, which was derived by the movement of our underlying stock price, as compared to non-cash gains related to the change in the fair value of our warrants of $5.4 million during the three months ended September 30, 2011, which was primarily due to changes in our underlying stock price, as compared to the strike price of our warrants. During the nine months ended September 30, 2012, we recorded a non-cash gain of $0.1 million associated with changes in the fair value of the warrants, as compared to non-cash gains related to the fair value of our warrants of $3.8 million during the nine months ended September 30, 2011, primarily due to changes in our underlying stock price specifically during the three months ended September 30, 2011, as compared to the strike price of the warrants.

Foreign exchange gain (loss)

Foreign exchange increased by $0.2 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, which was primarily attributable to favorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency. Foreign exchange declined by $0.6 million during the nine months ended September 30, 2012 compared to the nine ended September 30, 2011, which was primarily attributable to unfavorable foreign currency variations over that time period between the Euro and U.S. dollar.

Interest expense

Interest expense decreased by $0.3 million and $0.4 million during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively, due to lower interest rates from borrowings on our current credit facility with Comerica compared to our prior credit facility with Oxford, offset by interest paid for draws against our revolving credit facility with Comerica during the nine months ended September 30, 2012.

Other income (expense), net

Other income (expense), net was relatively consistent during both the three and nine months ended September 30, 2012, and 2011. We expect to earn interest income at market rates in proportion to the marketable securities balances we maintain. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and private placements of equity securities, debt instruments, United States government grants and cooperative agreements, and to a lesser extent, contribution from product sales, net of expenses, and interest income.

At September 30, 2012, we had cash, cash equivalents and short-term investments of $26.7 million. Our cash equivalents and short-term investments primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $11.0 million for the nine months ended September 30, 2012, compared to $14.6 million during the nine months ended September 30, 2011. The decrease in net cash used in operating activities was primarily related to changes in working capital with a decrease in accounts receivable during the nine months ended September 30, 2012, relative to the corresponding period in 2011 due to increased efforts in cash collections, a net increase in the combined total for our accounts payable and accrued liabilities as a result on the timing of payments, and to a lesser extent, the lower rate of inventory build during the nine months ended September 30, 2012 compared to the corresponding period in 2011. In addition, we recorded a current asset at September 30, 2012, representing the accepted warranty claim we filed against Fenwal during the three months ended September 30, 2012 relating to product warranty claims incurred and remediated by us during the quarter.

Investing Activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2012, compared to $0.3 million during the nine months ended September 30, 2011. The decrease in investing activities is primarily due to the reinvestment of the proceeds received from the maturities of our then-existing investments into money market funds with original maturities of less than 90 days.

Financing Activities

Net cash provided by financing activities was $12.0 million during the nine months ended September 30, 2012, compared to $0.1 million during the nine months ended September 30, 2011. The increase in financing activities was primarily due to cash proceeds received from sales of our common stock pursuant to the MLV Agreement and the Cantor Agreement totaling $10.8 million. We also received the benefit of making interest-only payments on our growth capital facility with Comerica during the nine months ended September 30, 2012, compared to payments of both principal and interest on our prior debt during the corresponding period in 2011. In addition, we continue to utilize our revolving line of credit resulting in net cash received of $1.0 million during the nine months ended September 30, 2012, and experienced a higher volume of option exercises and employee stock purchase rights under our equity compensation plans during the nine months ended September 30, 2012, compared to the corresponding period in 2011.

Working Capital

Working capital decreased to $16.2 million at September 30, 2012, from $18.6 million at December 31, 2011, primarily due to increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain, higher balances in cash and cash equivalents, which were substantially derived from cash proceeds received from the sale of our common stock pursuant to the MLV Agreement and Cantor Agreement and offset by cash used for our operations. This was also partially offset by decreases in accounts receivable due to our increased efforts to collect cash from our customers, a net increase in the combined total for our accounts payable and accrued liabilities due to our vendors, and increases on the current portion of our debt as our obligation to begin paying principal payments will occur in October 2012.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with our planned modular PMA application submission to the FDA for the plasma system and pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

Other Information

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. As of March 31, 2012, we had exhausted the remaining availability under the August 2011 DoD grant. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding and we do not expect any revenue from government grants and cooperative agreements for the foreseeable future, if at all.

We entered into the MLV Agreement in June 2011, as amended in January 2012 and August 2012, which provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the nine months ended September 30, 2012, we sold approximately 3.1 million additional shares of our common stock for aggregate net proceeds of $9.5 million. We did not sell any shares of our common stock under the MLV Agreement during the three months ended September 30, 2012. At September 30, 2012, we have less than $0.1 million of common stock available to be sold under the MLV Agreement.

We also entered into the Cantor Agreement in August 2012 with Cantor that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. During the three and nine months ended September 30, 2012, approximately 0.4 million shares of our common stock were sold under the Cantor Agreement for aggregate net proceeds of $1.1 million. At September 30, 2012, we have approximately $28.8 million of common stock available to be sold under the Cantor Agreement. The issuance and sale of these shares by us under the Cantor Agreement is subject to the continued effectiveness of our shelf registration statement referred to below. The offering of shares of our common stock pursuant to the Cantor Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Agreement and (2) termination of the Cantor Agreement. The Cantor Agreement may be terminated by Cantor or us at any time upon 10 days notice to the other party, or by Cantor at any time in certain circumstances, including our undergoing a material adverse change.

In December 2011, we filed a shelf registration statement on Form S-3 to offer and sell up to $150.0 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the MLV Agreement following the effectiveness of the shelf registration statement. The registration statement was declared effective in January 2012 and expires in January 2015.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Commitments

The following summarizes our commitments at September 30, 2012 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$2,856	$2,009	$797	$50	$0
Operating leases	2,223	845	1,282	96	0
Other commitments	1,370	485	287	287	311
Debt	9,114	2,092	7,022	0	0

Total contractual obligations	$15,563	$5,431	$9,388	$433	$311

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

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At September 30, 2012, we had an outstanding liability of $0.9 million related to these leasehold improvements.

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

Concurrent with the execution of the original loan and security agreement in September 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford, with the remainder used for general corporate purposes. The Growth Capital Loan, which matures on September 30, 2015, bears a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months.

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

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At September 30, 2012, and December 31, 2011, we had $3.3 million and $2.3 million, respectively, outstanding under the RLOC. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both September 30, 2012, and December 31, 2011, the floating rate of the RLOC was at 4.75%. In September 2011, we incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, we incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. We will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of September 30, 2012, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

We maintain an investment portfolio of various securities, which are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We did not have any unrealized gains or losses at both September 30, 2012, and December 31, 2011.

We invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to United States government agencies were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2012, and 2011. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three and nine months ended September 30, 2012, that are of significance, or potential significance, to us. Any recent accounting pronouncement that are of significance, or potential significance, to us are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, under Note 2 in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Product adoption may be negatively affected because we do not have FDA approval for any of our products. In addition, because we have not achieved widespread product adoption in key European countries, adoption in other countries has been and may in the future be adversely affected.

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

We may never achieve a profitable level of operations. Our development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems are not approved in the United States or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development and commercialization of the INTERCEPT Blood System in the near-term. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to incur additional research development costs associated with our planned modular PMA application submission to the FDA for the plasma system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, and with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, which costs could be substantial and could extend the period during which we expect to operate at a loss.

In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Health care reform in the United States has also placed downward pressure on the pricing of medical products and has introduced new taxation on medical devices which could further impact our profit margins if we were to gain FDA approval to begin selling our products in the United States. Should we receive FDA approval to begin selling our products in the United States, recently passed legislation surrounding health care reform may impose a 2.3% excise tax on the sale of our products, regardless of our profitability. This excise tax would reduce our potential operating profits.

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

In 2007, we obtained a CE mark approval (extended in 2012) from European Union regulators for our platelet system and will need to obtain an extension every five years. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals.

We completed our Phase III clinical trial of the platelet system in the United States in March 2001 and submitted data from this trial, along with several other modules of our modular pre-market approval application, or PMA, to the FDA. The modular PMA application process is a compilation of sections or modules submitted at different times that together become a complete PMA application. The content, order and submission timing of the modules must be approved by the FDA, and a modular PMA application cannot be approved until all modules have been submitted to, reviewed by and accepted by the FDA. Based on discussions with the FDA, we performed an additional blinded analysis of the clinical trial data, under the direction of an independent expert physician panel, to determine if apparent differences between treatment groups in the category of pulmonary adverse events reported in the study were attributable to discrepancies in safety results. The reassessment of primary patient records by the expert physician panel showed no statistically significant differences between groups. This reassessment differed from the earlier analysis of adverse events that was based on clinical trial case report forms and had shown statistically significant differences in specific pulmonary events. We submitted a report of the analysis to the FDA for review. We understand that our reassessment of our previously completed Phase III clinical trial data will not be sufficient to address the FDA’s questions. In November 2009, we and the FDA presented a proposed clinical trial protocol for a second Phase III clinical trial for platelets to the FDA’s Blood Product Advisory Committee, or BPAC. Although the BPAC agreed with the proposed trial design, safety endpoints and efficacy endpoints, we will still need to reach agreement with the FDA on the means necessary to satisfy the BPAC’s request for more stringent safety margins than we had proposed. In order to meet the more stringent safety margins, we may need to enroll and collect data from more patients than what we had initially proposed to BPAC. Until the final study size and design requirements are determined, we will not be able to assess the feasibility of a second Phase III clinical trial. The dimensions of such a Phase III clinical trial may be prohibitive due either to prospective cost, availability of patients in the target population or logistics. We have no plans to initiate such a trial unless adequate funding is secured. The additional Phase III clinical trial will need to be completed and data submitted to the FDA before we can complete our modular PMA for the platelet system, which we may be unable to do.

In 2006, we obtained a CE mark approval (extended in 2011) from European Union regulators for our plasma system and final French approval of INTERCEPT-treated plasma in May 2007. SwissMedic approved INTERCEPT-treated plasma in September 2010. In February 2011, the first approval for use of INTERCEPT-treated plasma was obtained from the Paul Ehrlich Institute by a blood center in Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval.

We have completed Phase IIIa, Phase IIIb and Phase IIIc clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have not submitted any applications for regulatory approval of the plasma system in the United States. INTERCEPT-treated plasma was granted orphan drug status in February 2011 by the FDA Office of Orphan Products Development for the treatment of thrombotic thrombocytopenic purpura. Pursuant to our recent discussions with the FDA, we plan to submit a modular PMA upon FDA approval of a PMA shell for the use of our plasma system for a broad variety of indications. However, the FDA may require us to compile supplemental data or to complete additional clinical trials before any approval of our planned PMA would be granted, or for plasma derived from whole-blood collections. Our clinical trials of our plasma system were conducted solely on plasma collected by apheresis. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials of the plasma system to support approval in the United States would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we would initiate any such trials. Moreover, we must reach agreement on the content, order and submission timing of the modules for our planned plasma PMA. Should we reach agreement on the PMA shell with the FDA, the modular PMA cannot be approved until all modules have been submitted to, reviewed by, and accepted by the FDA. Should significant questions arise during the submission process or if we are required to conduct additional clinical trials to support our planned PMA submission, approval may take a significant period of time to obtain`, if ever, and we would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we could undertake any additional clinical trials.

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

We have conducted many toxicology studies to demonstrate the platelet and plasma systems’ safety, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be difficult or impossible to quantify. For example, if we determine that it is feasible for us to conduct the proposed second Phase III trial of the platelet system and adequate funding is available to us to conduct this trial, we expect that the FDA would require us to demonstrate a very low level of potential side effects in that trial.

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

We plan to initiate Phase III clinical trials of our red blood cell system for acute anemia patients and separately, chronic anemia patients, in Europe if the proposed clinical trials are accepted by European regulators, which we cannot assure you will occur. We expect to conduct a further process validation study in Europe prior to commencement of such trial for chronic anemia patients. Such studies, including the studies required by the FDA prior to its review of the proposed United States Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the planned acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the planned Phase III chronic anemia clinical trial in Europe would also be required for our red blood cell system to achieve market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. These additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In several instances over the past two years, nonconformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. During the three months ended September 30, 2012, we issued a field corrective action notice to our customers whereby we replaced certain disposable kits related to our plasma system due to non-conformities as well as for the potential of non-conformities for certain component within specific lots. Non-conformities can increase our expenses and reduce gross margins. Should similar or other non-conformities occur in the future, we may be unable to manufacture products to meet customer demand, which would result in lost sales and could cause irreparable damage to our customer relationships.

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

Octapharma AG recently received a recommendation from the FDA’s BPAC for its plasma product for the treatment of certain indications. Octapharma AG’s product may receive FDA approval and may be commercialized ahead of our own plasma product candidate. Should Octapharma enter into exclusive agreements with key customers, our plasma product candidate, should it receive approval in the United States, may encounter market resistance and have a more limited market into which we can sell.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with our planned modular PMA application submission to the FDA for the plasma system and pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

Historically, we have received significant awards in funding under cooperative agreements with the DoD for the INTERCEPT Blood System. By March 31, 2012, we had exhausted the remaining availability under the August 2011 DoD grant. Access to federal grants and cooperative agreements is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding and we do not expect any revenue from government grants and cooperative agreements for the foreseeable future, if at all.

We have issued debt containing certain covenants that we may be unable to comply with. Our operations may not provide sufficient cash to meet the repayment obligations of the note.

We currently maintain a credit agreement with Comerica that provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million and a formula based revolving line of credit of up to $7.0 million. In September 2011, we borrowed $5.0 million and subsequently drew an aggregate of $3.3 million from the revolving line of credit under the credit agreement. The credit agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The credit agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. If we are unable to comply with the covenants in the credit agreement, the lender may call the note, which would require us to repay the principal of the note sooner than we have anticipated, and if we are unable to pay back the principal at such time, the lender would be allowed to liquidate collateralized assets. This in turn, would significantly harm our business.

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

The market prices for our securities and those of other emerging medical device and biotechnology companies have been, and may continue to be, volatile. For example, during the period from October 1, 2010 to September 30, 2012, the sale price of our common stock as quoted on the Nasdaq Global Market fluctuated within a range from a low of $1.92 to a high of $4.53. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(1)	Certificate of Elimination of Series B Preferred Stock of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(3)	Specimen Stock Certificate.

4.2(4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4(6)	Form of 2009 Warrant to Purchase Common Stock.

4.5(7)	Form of 2010 Warrant to Purchase Common Stock.

10.1(8)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2(8)	Amendment No. 2 to At-The-Market Issuance Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.3(9)	Second Amendment to Loan and Security Agreement, effective as of June 30, 2012, by and between Cerus Corporation and Comerica Bank.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(10)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(11)	XBRL Instance Document.

101.SCH(11)	XBRL Taxonomy Extension Schema Document.

101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(11)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 24, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2012.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2012.
(10)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(11)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 8, 2012	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Accounting Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(1)	Certificate of Elimination of Series B Preferred Stock of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(3)	Specimen Stock Certificate.

4.2(4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4(6)	Form of 2009 Warrant to Purchase Common Stock.

4.5(7)	Form of 2010 Warrant to Purchase Common Stock.

10.1(8)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2(8)	Amendment No. 2 to At-The-Market Issuance Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.3(9)	Second Amendment to Loan and Security Agreement, effective as of June 30, 2012, by and between Cerus Corporation and Comerica Bank.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(10)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(11)	XBRL Instance Document.

101.SCH(11)	XBRL Taxonomy Extension Schema Document.

101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(11)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 24, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2012.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2012.

(10)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(11)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.