Form 10-K
period 2012-12-31
CERUS CORP
filed 2013-03-12
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $135.4 million. (1)

As of March 1, 2013, there were 60,103,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $3.32 per share on June 29, 2012. Excludes 14.0 million shares of the registrant’s common stock held by executive officers, directors and affiliates at June 29, 2012.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood System, the anticipated progress of our research, development and clinical programs, our ability to manage cost increases associated with pre-clinical and clinical development for the INTERCEPT Blood System, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System, the ability of our products to inactivate pathogens that may emerge in the future, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including our need for additional financing, whether our pre-clinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products, market acceptance of our products, reimbursement, development and testing of additional configurations of our products, regulation by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our limited operating history and expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and other factors discussed below and under the caption “Risk Factors,” in Item 1A of this Annual Report on Form 10-K and in our other documents filed with the Securities and Exchange Commission. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section entitled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 1.	Business

Overview

We are a biomedical products company focused on developing and commercializing the INTERCEPT Blood System to enhance blood safety. The INTERCEPT Blood System, which is based on our proprietary technology for controlling biological replication, is designed to inactivate blood-borne pathogens in donated blood components intended for transfusion.

We have worldwide rights for our INTERCEPT Blood System for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries around the world including those in Europe, The Commonwealth of Independent States, or CIS, and the Middle East. We sell both the platelet and plasma systems using our direct sales force and through distributors.

We are developing the INTERCEPT Blood System for red blood cells, or red blood cell system, and plan to perform in vitro studies and clinical trials. Subject to the availability of adequate funding from partners and/or capital markets, we intend to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We are currently conducting a Phase II recovery and lifespan study and plan to complete that trial and certain other prerequisites before proposing a Phase III clinical trial protocol for the red blood cell system in support of approval in the United States. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any future clinical trials of the red blood cell system to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

The United States Food and Drug Administration, or FDA, accepted our proposed modular Premarket Approval Application, or PMA, shell for review of our plasma system. We will proceed with a modular PMA approach, in which we will submit sections, or modules, of the PMA at different times and the compilation of these sections or modules will become a complete PMA. We believe that the modular approach increases the likelihood that we will be able to resolve any deficiencies identified by FDA earlier in the review process. Based on our recent discussions with the FDA, we believe that our existing clinical data is sufficient for the clinical requirements of the PMA submission process for the plasma system. In February 2013, we also reached agreement with the FDA regarding our platelet system. The FDA indicated that our existing clinical trial and European haemovigilance data will be sufficient to submit a proposal for a modular PMA submission for the platelet system without the need to complete additional Phase III clinical trials at this time. The submission of the PMA modules for our plasma system, and potentially for our platelet system, will result in increased research and development expenses in future periods. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials to support approval in the United States would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we initiate any additional trials.

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

Products, Product Candidates and Development Activities

We have worldwide commercial rights for all INTERCEPT Blood System products. The following table identifies our products, product candidates and product development activities and their current status:

Product or Product Under Development	Product or Development Status

INTERCEPT Blood System—Platelets

•    Commercialized in a number of countries in Europe, the CIS, the Middle East and selected countries in other regions around the world

•    United States: Phase III clinical trial completed; seeking FDA concurrence on modular PMA submission proposal

INTERCEPT Blood System—Plasma

•    Commercialized in a number of countries in Europe, the CIS, the Middle East and selected countries in other regions around the world

•    United States: Phase III clinical trials completed; FDA accepted proposed modular PMA shell; submission of PMA modules in process

INTERCEPT Blood System—Red Blood Cells

•    Phase I clinical trial completed in 2010; preparing for initiation of Phase III clinical trials to support CE Mark approval in Europe

•    United States: Phase II recovery and lifespan study in process and in vitro studies planned

INTERCEPT Blood System for Platelets

The platelet system is designed to inactivate blood-borne pathogens in platelets donated for transfusion. The platelet system has received CE mark approval in Europe and is marketed and sold in a number of countries around the world including those in Europe, the CIS, and the Middle East. Separate approvals for use of INTERCEPT-treated platelet products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets, several centers have obtained such approvals. Many countries outside of Europe accept the CE mark and have varying additional administrative or regulatory processes before the platelet system can be made commercially available. In general, these processes do not require additional clinical trials. In addition to regulatory approvals, some potential customers, may desire to conduct their own clinical studies before adopting the platelet system. For example, we have received indication that the German Red Cross plans to conduct their own clinical trials before adopting the platelet system.

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. In February 2013, we reached agreement with the FDA that our clinical trial and European haemovigilance data will be sufficient to submit a proposal for a modular PMA submission without the need to complete additional Phase III clinical trials at this time. However, FDA has indicated that we will need to commit to post-marketing studies. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured.

INTERCEPT Blood System for Plasma

The plasma system is designed to inactivate blood-borne pathogens in plasma donated for transfusion. The plasma system has received CE mark approval in Europe and is marketed and sold in a number of countries around the world including those in Europe, the CIS, and the Middle East. Separate approvals for use of INTERCEPT-treated plasma products have been obtained in France and Switzerland. In Germany and Austria, approvals must be obtained by individual blood centers for use of INTERCEPT-treated plasma. One such center in Germany has received such an approval. Many countries outside of Europe accept the CE mark and have varying additional administrative or regulatory processes before the plasma system can be made commercially available. In general, these processes do not require additional clinical trials. In addition to regulatory approvals, some potential customers may desire to conduct their own clinical studies before adopting the plasma system.

We have completed Phase III clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have received agreement by the FDA for our proposed modular PMA submission process for the plasma system. We are currently in the process of submitting the required modules necessary for PMA approval and expect the entire process will take in excess of one year. Although we have completed Phase III clinical trials in various patient populations, the FDA may require supportive supplemental data collected in commercial use in Europe, or they may require us to complete additional Phase III clinical trials, before approval would be granted. We do not yet know if the FDA will require any additional clinical trials. If additional clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. In order to obtain CE mark approval, we have submitted clinical trial applications to European regulators for two proposed Phase III clinical trials, one for acute anemia patients and the other for chronic anemia patients. If the clinical trial applications are approved, we expect to enroll and conduct these Phase III clinical trials in Europe using INTERCEPT-treated red blood cells. We plan on completing a further process validation study in Europe prior to commencement of such trials.

Previously, we terminated Phase III clinical trials for acute and chronic anemia for a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the trial for chronic anemia. The antibody eventually cleared and the patients had no adverse health consequences. After unblinding the data from the original Phase III clinical trials, we found that we had met the primary end-point in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. There have been no adverse events associated with INTERCEPT-treated red blood cells in any of the subsequent studies or trials we have completed since modifying the process used in the red blood cell system. Accordingly, we plan to conduct the planned acute and chronic anemia Phase III clinical trials in Europe using the modified process, if our clinical trial applications are approved by European regulators.

In the United States, the FDA has required us to complete at least an additional Phase II recovery and lifespan study, that we are currently conducting, and will likely require at least one additional Phase III clinical trial before we would be able to potentially obtain approval for INTERCEPT-treated red blood cells in the United States. We must successfully complete the additional recovery and lifespan study along with certain in vitro studies before the FDA will consider a Phase III clinical trial protocol submission from us. Even if we are able to reach agreement with the FDA on a protocol for a Phase III clinical trial evaluating the red blood cell system, we would only initiate such a trial if adequate funding can be secured.

Additional information regarding our interactions with the FDA, and potential future clinical development of the INTERCEPT Blood System in Europe and in the United States can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled “Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.”

Information regarding our revenues for the years ended December 31, 2012, 2011 and 2010 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 15(a)—Exhibits and Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

INTERCEPT Blood System Technology

Both our platelet system and plasma system employ the same technology. Platelet or plasma components collected from blood donors are transferred into plastic INTERCEPT disposable kits and are mixed with our proprietary compound, amotosalen, a small molecule compound which has an affinity for nucleic acid.

The disposable kits are then placed in an illumination device, or illuminator, where the mixture is exposed to ultra-violet A, or UVA, light. If pathogens such as viruses, bacteria or parasites are present in the platelet or plasma components, the energy from the UVA light causes the amotosalen to bond with the nucleic acid. Since platelets and plasma do not rely on nucleic acid for therapeutic efficacy, the INTERCEPT Blood System is designed to preserve the therapeutic function of the platelet and plasma components when used in human transfusions.

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

Like the platelet and plasma systems, the red blood cell system is designed to act by using a small molecule additive compound to form bonds with nucleic acid in pathogens that may be present in donated red blood cell collections. The red blood cell system is designed to preserve the therapeutic qualities of the red blood cells, which like platelets and plasma, do not rely on nucleic acid for their cellular function. The red blood cell system uses another of our proprietary compounds, S-303. Unlike the platelet and plasma systems, the chemical bonds from S-303 are not triggered by UVA light, but instead, by the pH level of the red blood cell components. After mixture with the red blood cell components in plastic disposable kits, S-303 is designed to rapidly break down into a form that is no longer chemically reactive with nucleic acid. As with the platelet and plasma systems, a high level of inactivation in a broad range of pathogens has been previously demonstrated with the red blood cell system in the clinical setting.

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

Collaborations

Baxter International, Inc., Fenwal, Inc., and Fresenius Kabi

We collaborated with Baxter International, Inc., or Baxter, on the development and commercialization of the INTERCEPT Blood System commencing in 1993. We obtained exclusive worldwide commercialization rights to the red blood cell system from Baxter in February 2005. In February 2006, we entered into a restructuring of our agreements with Baxter pursuant to which we obtained exclusive worldwide commercialization rights to the platelet and plasma systems, excluding certain Asian countries where the commercialization rights had been licensed to BioOne Corporation, or BioOne. We also agreed to pay Baxter royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of UVA illuminators. In March 2007, Baxter sold its transfusion therapies business, the unit of Baxter that has performed many of the manufacturing and supply chain activities related to our relationship with Baxter, to Fenwal, Inc., or Fenwal, which in turn, has been recently acquired by Fresenius Kabi AG, or Fresenius. Fresenius has assumed Fenwal’s rights and obligations under our agreements. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

BioOne

In August 2010, we completed an acquisition of certain assets of BioOne, including the commercialization rights that both Fresenius and we granted to BioOne for both the platelet and plasma systems. Concurrent with the acquisition, Fresenius and we terminated the commercialization rights that we and Fresenius had granted to BioOne. As a consequence of the termination, and pursuant to a pre-existing agreement with Fresenius, our commercialization rights to the platelet and plasma systems under our 2005 and 2006 agreements with Fresenius became worldwide. As consideration for the acquired BioOne assets, we relinquished all shares we held in BioOne valued at approximately $0.3 million and issued approximately 1.2 million shares of our common stock to BioOne valued at approximately $3.4 million, of which approximately 1.0 million shares were issued at the close of the acquisition on August 24, 2010 and the remaining 0.2 million shares were issued six months from the close of the acquisition date on February 25, 2011.

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

In August 2009, we entered into a three-way license agreement with Anza Therapeutics and Aduro BioTech, or Aduro, and separate agreements with each of Anza Therapeutics and Aduro, which we refer to collectively as the Assignment Agreements. In November 2009, Anza Therapeutics transferred all of its intellectual property to Aduro pursuant to the terms of the Assignment Agreements. In exchange for agreeing to the transfer and relinquishing our shares in Anza Therapeutics and releasing any claims against Anza Therapeutics, we received $0.8 million in cash, preferred stock representing 10% of Aduro’s capital, and a 1% royalty fee on any future sales resulting from the transferred technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of December 31, 2012, our ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our consolidated balance sheet.

William Greenman, our President and Chief Executive Officer, is on the Board of Directors of Aduro. Mr. Greenman does not represent Cerus on Aduro’s Board of Directors.

Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius for the manufacture of INTERCEPT Blood System disposable kits and on contract manufacturers for the production of inactivation compounds, compound adsorption components of the disposable kits and UVA illuminators used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products beyond those that we currently rely on.

In December 2008, we amended our manufacturing and supply agreement with Fresenius. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for the platelet and plasma systems for both clinical and commercial use. The agreement permits us to purchase platelet and plasma kits from third-party manufacturers provided that we meet certain annual minimum purchase obligations to Fresenius. We are responsible for developing and delivering to Fresenius our proprietary inactivation compounds and adsorption media for incorporation into the final system configuration. The term of the amended manufacturing and supply agreement with Fresenius extends through December 31, 2013, and is automatically renewed for one year terms, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. We do not currently have plans to terminate our agreement with Fresenius and understand that Fresenius currently plans to continue operating under the amended agreement.

Components of compound adsorption devices used in platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. In November 2012, we amended our agreement for the manufacture of such components with Porex, effective as of January 1, 2013. Under the amended agreement, we are obligated to meet certain annual purchase order requirements. The term of the amended supply agreement with Porex extends through December 31, 2014. We do not currently have alternate manufacturers validated for the manufacture of compound adsorption devices and may need to either identify and validate alternate suppliers for the manufacture of compound adsorption devices or agree with Porex on either a new or amended supply agreement. We also have contracts with suppliers of raw materials used to make the compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. We entered into the supplier agreement with Purolite in 2007, which extends through December 2013, and will automatically renew each year, unless terminated by either party upon providing at least two year prior written notice. We do not currently have plans to terminate our agreement with Purolite and understand that Purolite currently plans to continue operating under the agreement.

Pursuant to a contract that we and NOVA Biomedical Corporation, or NOVA, entered into in September 2008, NOVA is manufacturing illuminators for us. The term of the NOVA agreement extends through September 2013 and is automatically renewable for one year terms, subject to termination by either party upon twelve months prior written notice. We do not currently have plans to terminate our agreement with Nova upon the initial expiration and understand that Nova currently plans to continue operating under the agreement beyond September 2013.

In September 2011, we amended our manufacturing and supply agreement with Ash Stevens, Inc., or Ash Stevens, for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are not subject to minimum annual purchase requirements. However, if specified quantities of amotosalen are not purchased in any year, we are required to pay a maintenance fee of up to $50,000 for such year. In the past, we have incurred these maintenance fees. The term of the amended manufacturing and supply agreement with Ash Stevens extends through December 31, 2015 and will automatically renew thereafter for a period of two years, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Ash Stevens.

We and our contract manufacturers, including Fresenius and NOVA, purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices and UVA illuminators from a limited number of suppliers. Some of our suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Areas where we have entered into geographically exclusive distribution agreements include certain countries in the CIS, southern Europe, the Middle East and Latin America. Our success in these regions is reliant on our distributor’s ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements account for a significant amount of our revenues and as such, the loss of certain distributor relationships could harm our existing business and may impact our growth potential.

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

In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. TerumoBCT, a subsidiary of Terumo Corporation, has developed a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that TerumoBCT is also developing a pathogen inactivation system for whole blood. TerumoBCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. In addition to direct competition from other pathogen inactivation methods, we encounter indirect competition from other approaches to blood safety, including methods of testing blood products for bacterial and viral pathogens. Some of these indirect competitors have mature, well-established products and more resources than we have. Further discussion of the major competitors to our blood product business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor entitled “If our competitors develop products superior to ours, market their products more effectively than we market our products, or receive regulatory approval before our products, our commercial opportunities could be reduced or eliminated.”

In the United States, should our plasma product be approved for use, we would face competition from Octapharma AG who recently received approval from the FDA to begin selling treated fresh frozen plasma, as well as from diagnostic and testing companies currently approved for the detection of pathogens, including bacterial and viral pathogens. Should our platelet product be approved for use in the United States, we would face competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens and may face competition from other technologies if approved.

In Japan, we understand that TerumoBCTs platelet and plasma pathogen reduction product is currently being evaluated. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should TerumoBCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

We believe that the primary competitive factors in the market for pathogen inactivation of blood products include the breadth and effectiveness of pathogen inactivation processes, the amount of demonstrated reduction in transfusion related adverse events subsequent to adopting pathogen inactivation technology, robustness of treated blood components upon transfusion, ease of use, the scope and enforceability of patent or other proprietary rights, product value relative to perceived risk, product supply and marketing and sales capability. In addition, we believe the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are also important competitive factors. We believe that the INTERCEPT Blood System will compete favorably with respect to these factors, although there can be no assurance that it will be able to do so. Our success will depend in part on our ability to convince prospective customers of the benefits of and need to adopt pathogen inactivation technology and specifically our system relative to other technologies, our ability to obtain and retain regulatory approvals for our products, and our ability to continue supplying quality and effective products to our customers and prospective customers.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2012, we owned approximately 20 issued or allowed United States patents and approximately 75 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2013 and 2027. In addition, we have pending United States patent applications and have filed corresponding patent applications under the Patent Cooperation Treaty. We have a license from Fresenius to United States and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2015 and 2024. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

Seasonality

Our business is dependent on the marketing and commercialization of the INTERCEPT Blood System to customers such as blood banks, hospitals, distributors and other health care providers that have a need for a pathogen inactivation system to treat blood products for transfusion. Since our customers’ needs are not based on seasonal trends, seasonality does not have a material effect on our business although purchasing patterns and inventory levels can fluctuate.

Inventory Requirements and Product Return Rights

The platelet and plasma disposable kits have received regulatory approval for two-year shelf lives. Illuminators and replacement parts do not have regulated expiration dates. We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our consolidated balance sheet, may potentially take over one year to complete production before being utilized in finished disposable kits. We maintain an inventory balance based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and on our distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory which would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

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

Customers and Financial Information About Geographic Areas

Our customers are concentrated and consist of blood collection organizations, some of which are nationalized, public and private hospitals, and distributors. Distributors that purchase our products and sell to end-users comprise a significant amount of our existing sales. The loss of any one of these customers would have an adverse impact on our business. The following table illustrates concentration of sales over the past three years:

	Year Ended December 31,
	2012	2011	2010
Etablissement Francais du Sang	20%	24%	20%
Movaco, S.A.	19%	21%	19%
Delrus Inc.	12%	12%	16%
Service Francophone du Sang	*	*	12%

*	Represents an amount less than 10% of product revenue.

To date, we have not experienced collection difficulties from these customers. For additional details about these customers for the years ended December 31, 2012, 2011 and 2010, as well as information regarding our net revenues by geographical location and location of our long-lived assets, see Note 18 in the Notes to Consolidated Financial Statements under “Item 15 (a)—Exhibits and Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development. We have incurred total research and development expenses of $7.6 million, $7.2 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15(a)— Exhibits and Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2012, 2011 and 2010.

Government Regulation

We and our products are comprehensively regulated in the United States by the FDA and by comparable governmental authorities in other countries.

Our European investigational plan has been based on the INTERCEPT Blood System being categorized as Class III drug/device combinations under the Medical Device Directives, or the MDD, of the European Union. The European Union requires that medical devices affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with the MDD. We initially received the CE mark for our platelet system and separately for our plasma system in 2002 and 2006, respectively. We will need to obtain a CE mark extension in our name from European Union regulators for both our platelet and plasma systems every five years. The CE mark for the platelet system is effective through May 2017 while the CE mark for the plasma system is effective through September 2016. A separate CE mark certification must be received for the red blood cell system to be sold in the European Union and in other countries recognizing the CE mark. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

The FDA will require a PMA for each of the INTERCEPT systems for platelets, plasma and red blood cells because the FDA considers the INTERCEPT Blood System a biological medical device. The FDA Center for Biologics Evaluation and Research, or CBER, is principally responsible for regulating the INTERCEPT Blood System. However, before the FDA determines whether to approve our blood safety products, we expect our PMA to be reviewed by the Blood Products Advisory Committee, or BPAC, an advisory committee convened by and reporting to the FDA. Should the FDA ask questions to BPAC, we expect BPAC will answer those questions and make recommendations to the FDA. If BPAC were to answer FDA questions recommending against approval of one or more of our products, the FDA would have to take into consideration the points of concern raised by BPAC, which could affect the approval of the products.

In order to support PMAs for the INTERCEPT Blood System for platelet and plasma, we have conducted various types of studies, including toxicology studies to evaluate product safety, laboratory and animal studies to evaluate product effectiveness and human clinical trials to evaluate the safety, tolerability and effectiveness of treated blood components. We have received authorization from the FDA regarding the outline, order and submission timing for our modular plasma PMA. For our platelet and red blood cell systems, the content, order and submission timing of the modules must still be approved by the FDA. A modular PMA application cannot be approved until all modules have been submitted to, reviewed by and accepted by the FDA.

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with several other modules of our PMA, to the FDA. In February 2013, we reached agreement with the FDA that our clinical trial and European haemovigilance data will be sufficient to submit a proposal for modular PMA submission without the need to complete additional Phase III clinical trials at this time. However, FDA has indicated that we will need to commit to post-marketing studies. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured.

We have completed Phase III clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have received agreement by the FDA for the proposed modular PMA submission process for the plasma system. Under the modular PMA process, sections, or modules, of the PMA are submitted at different times and the compilation of these sections or modules become a complete PMA. We are currently in the process of submitting the required modules necessary for PMA approval and expect the entire process will take in excess of one year. Although we have completed Phase III clinical trials in various patient populations, the FDA may require supportive supplemental data collected in commercial use in Europe, or they may require us to complete additional Phase III clinical trials, before approval would be granted. We do not yet know if the FDA will require any additional clinical trials. If additional clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured.

The FDA inspects the facilities at which products are manufactured and will not permit clinical studies with a product or approve a product unless compliance with current Good Manufacturing Practice or Quality System Regulation requirements is satisfactory. The facilities of the principal third-party suppliers that manufacture our products are not currently FDA-qualified for the manufacture of our products.

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

Further discussion of our regulatory and clinical trial status can be found in under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled: “Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.”

Health Care Reimbursement and Reform

Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained. The recent United States healthcare reform act and ongoing cost saving efforts in the United States and in other regions of the world may have an impact on our ability to profitably commercialize the INTERCEPT Blood System in the United States and elsewhere. For instance, the health care reform in the United States has placed downward pressure on the pricing of medical products and has introduced new taxation on medical devices which could further impact our profit margins if we were to gain FDA approval to begin selling our products in the United States. Should we receive FDA approval to begin selling our products in the United States, recently passed legislation surrounding health care reform may impose a 2.3% excise tax on the sale of our products, regardless of our profitability. This excise tax could reduce any potential operating profits or require us to pass on the cost to our customers.

Employees

As of December 31, 2012, we had 85 employees, 25 of whom were engaged in research and development and 60 in selling, general and administrative activities. Of the 60 employees engaged in selling, general, and administrative activities, 29 were employed by our European subsidiary, Cerus Europe B.V. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

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

Financial Information

Our financial information including our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity, consolidated statements of cash flows, and the related footnotes thereto, can be found under “Item 15—Exhibits and Financial Statement Schedules” in Part IV of this Annual Report on Form 10-K.

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

The INTERCEPT Blood System may not achieve broad market adoption.

In order to increase market adoption of the INTERCEPT Blood System, we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and outweigh their risks.

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or efficacy.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the inactivation of certain non-lipid-enveloped viruses, including hepatitis A virus, due to these viruses’ biology. In addition, our products have not demonstrated a high level of inactivation for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of inactivation of a broad spectrum of lipid-enveloped viruses, some customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited inactivation, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not shown to be effective in inactivating bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form which could present a risk of infection to the transfused patient. Such uncertainty may limit the market adoption of our products.

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

Market adoption of our products is affected by blood center budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, or other third parties. In many cases, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, their hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets to afford to purchase our products. Budgetary concerns may be further exacerbated by the economic austerity programs implemented in European countries, which may limit the adoption of new technologies, including our products. Furthermore, it is difficult to predict the reimbursement status of newly approved, novel medical device products.

For countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries, product adoption may be negatively affected because we do not have FDA approval for any of our products. Even within countries that do recognize the CE Mark, the lack of widespread product adoption in key European countries has and may in the future be adversely affecting, market adoption of the INTERCEPT Blood System.

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

We may never achieve a profitable level of operations. Our development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems are not approved in the United States or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are and are expected to continue to be in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development and commercialization of the INTERCEPT Blood System in the near-term. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to incur additional research development costs associated with the modular PMA application submission process for the plasma system, the potential modular PMA submission for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, and with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, which costs could be substantial and could extend the period during which we expect to operate at a loss.

In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Health care reform in the United States has also placed downward pressure on the pricing of medical products and has introduced new taxation on medical devices which could further impact our profit margins if we were to gain FDA approval to begin selling our products in the United States. Should we receive FDA approval to begin selling our products in the United States, recently passed legislation surrounding health care reform may impose a 2.3% excise tax on the sale of our products, regardless of our profitability. This excise tax could reduce any potential operating profits or require us to pass on the costs to our customers.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin and conduct planned clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, minstery of health or ethical committee approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study. Each of these factors has adversely impacted our ability to initiate our planned European Phase III trials of the red blood cell system. Significant delays in clinical testing could materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be difficult or impossible to quantify.

If one of our product candidates receives approval for commercial sale in the United States, the FDA may require a post-marketing clinical study, which can involve significant expense. Other regulatory authorities outside of the United States may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

Outside the United States, regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan,

China, Taiwan, South Korea, Vietnam, Thailand, and Singapore and elsewhere, may require, among other requirements, that our products be widely adopted commercially in Europe or approved by the FDA before they are considered for approval.

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

Platelet System

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

We will be required to successfully submit a PMA to the FDA before the platelet product would be considered for approval by the FDA. The content, order and submission timing of PMA modules must be approved by the FDA, and a modular PMA application cannot be approved until all modules have been submitted to, reviewed by and accepted by the FDA. Under the modular PMA process, sections, or modules, of the PMA are submitted at different times and the compilation of these sections or modules will become a complete PMA. The modular PMA process requires each module to be submitted within ninety days of the previous module.

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with several other modules of our PMA, to the FDA. In February 2013, we reached agreement with the FDA that our clinical trial and European haemovigilance data will be sufficient to submit a proposal for modular PMA submission without the need to complete additional Phase III clinical trials at this time. However, FDA has indicated that we will need to commit to post-marketing studies. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured.

Plasma System

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

We have completed Phase III clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have received agreement by the FDA for the proposed modular PMA submission process for the plasma system. We are currently in the process of submitting the required modules necessary for PMA approval and expect the entire process will take in excess of one year. We have limited experience with the modular PMA process and may encounter unanticipated difficulties complying with the prescribed submission timing or other modular PMA requirements. Such difficulties could affect our ability to complete the PMA submission process successfully. Should significant questions arise during the submission process or if we are required to conduct additional clinical trials to support our planned PMA submission, approval may take a significant period of time to obtain, if ever.

Although we have completed Phase III clinical trials in various patient populations, the FDA may require supportive supplemental data collected in commercial use in Europe, or they may require us to complete additional Phase III clinical trials, before approval would be granted. The FDA may also limit the particular indications or uses for our plasma product if they believe that our clinical data is insufficient for broader usage or if the collection and storage methods supporting our clinical data are considered to be incompatible with broad usage. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials of the plasma system to support approval in the United States would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we would initiate any such trials.

Before the FDA determines whether to approve the INTERCEPT Blood System products, we expect the FDA to seek the advice of the BPAC. Even if BPAC were to recommend approval of one or more of our products, the FDA is not required to adopt BPAC’s recommendation. If BPAC were to answer FDA questions recommending against approval of one or more of our products, the FDA would have to take into consideration the points of concern raised by BPAC which could affect the approval of the products.

Red Blood Cell System

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

In March 2012, we submitted a proposed clinical trial protocol to the FDA for a proposed Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. The FDA is requiring that at least an additional Phase II recovery and survival study, that we are currently conducting, will need to be successfully completed and reported to the FDA prior to any initiation of the proposed Phase III clinical trial. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of the proposed Phase III clinical trial.

We plan to initiate Phase III clinical trials of our red blood cell system for acute anemia patients and separately, chronic anemia patients, in Europe if the proposed clinical trials are accepted by European regulators, which we cannot assure you will occur. We expect to conduct a further process validation study in Europe prior to commencement of such trial for chronic anemia patients. Such studies, including the studies required by the FDA prior to its review of the proposed United States Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the planned acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the planned Phase III chronic anemia clinical trial in Europe would also be required for our red blood cell system to achieve market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. These additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we continue to experience delays in testing, conducting trials or approvals, our product development costs will increase.

We have limited experience operating a global commercial organization. We have limited resources and experience complying with regulatory, legal, tax and political complexities as we expand into new and increasingly broad geographies.

We are responsible for worldwide sales, marketing, distribution, maintenance and regulatory support of the INTERCEPT Blood System. If we fail in our efforts to develop or maintain such internal competencies or establish acceptable relationships with third parties to support us in these areas on a timely basis, our ability to commercialize the INTERCEPT Blood System may be irreparably harmed.

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

Should we be successful in commercializing our products in geographies beyond the current markets in which we sell our products, we will need to add resources and develop competencies to ensure compliance with local regulatory, legal and tax requirements. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all.

We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. Our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. Initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. A concentrated number of distributors collectively comprise a significant portion of our overall product revenues. Accordingly, our product revenues may be adversely impacted with the loss of one or more of these distributors. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all, which may adversely affect our product revenues. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. Although our agreements with our distributors generally require compliance with local anti-corruption laws and the U.S. Foreign Corrupt Practices Act, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

Our manufacturing supply chain exposes us to significant risks.

Fresenius has agreed, through a manufacturing and supply agreement signed with us in December 2008, to manufacture our INTERCEPT disposable kits for the platelet and plasma systems. Our manufacturing and supply agreement with Fresenius extends through December 31, 2013, and is automatically renewed for one year terms. Fresenius may terminate the manufacturing and supply agreement, provided that Fresenius notifies us with at least thirty months’ written notice prior to termination. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Under the current contract, production of INTERCEPT disposable kits is produced at a facility that also produces Fresenius-branded products. Should production for Fresenius’ own products decline, our products will absorb more overhead, negatively impacting our gross margins.

We also have contracts with independent suppliers, including Ash Stevens Inc., or Ash Stevens, for the manufacture of amotosalen, our proprietary compound for inactivating pathogens using our platelet and plasma systems; Porex Corporation, or Porex, for the manufacture of components of the compound adsorption devices used in our platelet and plasma systems; and NOVA Biomedical Corporation, or NOVA, for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are our sole suppliers for such components.

Our manufacturing and supply agreement with Ash Stevens extends through December 31, 2015, and is automatically renewable thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. Although we are not subject to minimum annual purchase requirements under the manufacturing and supply agreement with Ash Stevens, we may be required to pay a maintenance fee of up to $50,000 a year if specified quantities of amotosalen are not purchased in any year. We have incurred these maintenance fees in the past and may incur these maintenance fees in future periods.

Our supply agreement with Porex was amended and now expires on December 31, 2014. Porex is our sole supplier for such components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We also have contracts with other companies who are our sole suppliers of raw materials used to make compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. Our supplier agreement with Purolite extends through December 2013, and will automatically renew each year. Purolite may terminate the supplier agreement provided that Purolite notifies us in writing at least two years in advance. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2013 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. We do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. If we need or choose to identify and qualify alternate suppliers, the process will be time consuming and costly. If we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources and may cause our supply chain to be less efficient.

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. Certain of our components are in limited supply and are used as spare parts for the maintenance of illuminators used by our customers. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we will likely need to redesign the illuminators used in the platelet and plasma systems. Such redesign may be expensive and could lead to regulatory delays in obtaining approvals to market the redesigned device.

Certain of our suppliers that we rely on for the manufacture of the platelet and plasma systems and components thereof, have not been FDA-approved for the manufacture of our products. In order to be used in clinical studies or sold in the United States, our products would be required to be manufactured in FDA-approved facilities. FDA approval for the manufacture of INTERCEPT, whether owned by Fresenius or by other parties, may be costly and time-consuming.

If we attempt to establish alternate manufacturers, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System; however, certain of Fresenius’ materials, manufacturing processes and methods are proprietary to Fresenius. We may be unable to establish alternate sources of supply to Fresenius, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. Fresenius is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In several instances over the past two years, nonconformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Non-conformities can increase our expenses and reduce gross margins. Should non-conformities occur in the future, we may be unable to manufacture products to meet customer demand, which would result in lost sales and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses.

In the event of a failure by Fresenius or other manufacturers to perform their obligations to supply components of the INTERCEPT Blood System to us, damages recoverable by us may be insufficient to compensate us for the full loss of business opportunity. Many of our supply agreements contain limitations on incidental and consequential damages that we may recover. A supplier’s potential liability in the event of non-performance may not be sufficient to compel the supplier to continue to act in conformity with our agreements. Our product supply chain requires us to purchase certain components in minimum quantities and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product.

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, manufacturing overhead variances or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, which would require that we destroy or consume the outdated inventory in product demonstration activities. Product expiration may in turn lead to elevated product demonstration costs or reduced gross margins.

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.

We are subject to a number of laws that affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the European Union, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the European Union closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws with a significant anti-corruption intent in foreign countries. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity, such as China, India and Russia. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. Increased business in higher risk countries could also subject us and our officers and directors to increased scrutiny and increased liability.

Our products and product candidates are not compatible with some collection and storage methods.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States. Our platelet system is designed to work with platelets collected and stored in storage solutions, called Intersol and SSP+, and for platelets suspended in plasma. In addition, Fresenius is the exclusive manufacturer of Intersol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use Intersol or SSP+ in connection with INTERCEPT treatment. Should Fresenius or MacoPharma fail to obtain or maintain regulatory approval for Intersol or SSP+, respectively, or if either should decide to cease distribution of their respective additive solutions to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired.

In order to address the entire market in the United States, Japan, and potentially elsewhere, we would need to develop and test additional configurations of the platelet system. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In order to gain regulatory approvals for a pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly and may not be successful.

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

Our red blood cell system that was used in our preclinical studies and the Phase I red blood cell trial initiated in the fourth quarter of 2008 was a prototype of the system expected to be used in the final product. As a result, we plan to perform additional preclinical studies and clinical trials using the commercial version of the system to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial product, which will increase our expenses and delay the potential commercialization of our red blood cell system. We may determine that the red blood cell system may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the red blood cell system in a timely manner, our potential revenue would be delayed or diminished and our potential competitors may be able to bring products to market before we do.

The design and engineering effort required to complete the final commercial version of our red blood cell system will likely be substantial and time-consuming. As with any complex development effort, we expect to encounter design, engineering and manufacturing issues. Such issues have previously arisen, sometimes unexpectedly, and solutions to these issues have not always been readily forthcoming. Additional unforeseen design, engineering and manufacturing issues may arise in the future, which could increase the development cost and delay commercialization of our red blood cell system.

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

If our competitors develop products superior to ours, market their products more effectively than we market our products, or receive regulatory approval before our products, our commercial opportunities could be reduced or eliminated.

We expect our products will continue to encounter significant competition. The INTERCEPT Blood System products compete with other approaches to blood safety currently in use and may compete with future products that may be developed by others. Our success will depend in part on our ability to respond quickly to customer and prospective customer needs, successfully receive and maintain regulatory approvals, and adapt to medical and technological changes brought about by the development and introduction of new products. Competitors’ products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. In addition, competitors or potential competitors may have substantially greater financial and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. If competitors’ products experience significant problems, customers and potential customers may question the safety and efficacy of all pathogen inactivation technologies, including the INTERCEPT Blood System. Such questions and concerns may impair our ability to market and sell the INTERCEPT Blood System.

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma.

These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, which is also a non-lipid-enveloped virus, for which our products have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market adoption of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer or more cost effective than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. TerumoBCT, a subsidiary of Terumo Corporation, has developed a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that TerumoBCT is also developing a pathogen inactivation system for whole blood. TerumoBCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should TerumoBCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

Octapharma AG recently received FDA approval to sell treated fresh frozen plasma for certain indications and will likely be commercialized ahead of our own plasma product candidate. Should Octapharma enter into exclusive agreements with key customers, our plasma product candidate, should it receive approval in the United States, may encounter market resistance and have a more limited market into which we can sell.

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

New methods of testing whole blood for specific pathogens have been approved by the FDA and in Europe, as have tests for bacteria in platelets. Other companies are marketing rapid, point-of-care bacterial tests, and developing synthetic blood product substitutes and products to stimulate the growth of platelets. Development and commercialization of any of these or other related technologies could limit the potential market for our products as would a mandate of any competing technology other than INTERCEPT.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for the plasma system, cost associated with a potential modular PMA submission for the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect, which could adversely affect the commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our credit agreement with Comerica Bank, as described below, on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including pursuant to our Controlled Equity Offering

Sales Agreement with Cantor Fitzgerald & Co., or the Cantor Agreement, or otherwise. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

We have issued debt containing certain covenants that we may be unable to comply with. Our operations may not provide sufficient cash to meet the repayment obligations of our debt.

We currently maintain a credit agreement with Comerica Bank that provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million and a formula based revolving line of credit of up to $7.0 million. Under the credit agreement, we have borrowed $5.0 million and had $3.2 million outstanding as of December 31, 2012, from the revolving line of credit under the credit agreement. The credit agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The credit agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. If we are unable to comply with the covenants in the credit agreement, the lender may call the note, which would require us to repay the principal of the note sooner than we have anticipated, and if we are unable to pay back the principal at such time, the lender would be allowed to liquidate collateralized assets. This in turn, would significantly harm our business.

Our operations may not reach the levels needed to meet the scheduled repayment obligations of our debt. If we are unable to meet the scheduled repayment obligations of our debt using our available cash, we may be forced to liquidate other assets, refinance our debt or issue equity securities to raise the necessary cash to meet our obligations. There is no assurance that we would be able to sufficiently or timely liquidate assets to meet our debt’s repayment obligations or that we would be able to refinance our debt or issue equity, in which case our business would be significantly harmed and we may be forced into bankruptcy.

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

Virtually all of our research and development activities and the significant portion of our general and administrative activities are performed in or managed from our facilities in Concord, California, which are within an active earthquake fault zone. Should a severe earthquake occur, we might be unable to occupy our facilities or conduct research and development and general and administrative activities in support of our business and products until such time as our facilities could be repaired and made operational. Our property and casualty and business interruption insurance in general does not cover losses caused by earthquakes. While we have taken certain measures to protect our scientific, technological and commercial assets, a lengthy or costly disruption due to an earthquake would have a material adverse effect on us. We have also taken measures to limit damage that may occur from the loss of computerized data due to power outage, system or component failure or corruption of data files. However, we may lose critical computerized data, which may be difficult or impossible to recreate, which may harm our business. We may be unable to make timely filings with regulatory agencies in the event of catastrophic failure of our data storage and backup systems, which may subject us to fines or adverse consequences, up to and including loss of our ability to conduct business.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems, if and when those products are sold in the United States. As a result, in order to commercialize our platelet or plasma systems in the United States, we may be required to obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Our patents expire at various dates between 2013 and 2027. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to United States and foreign patents relating to the INTERCEPT Blood System, which expire at various dates from 2015 to 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

We may face litigation requiring us to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how or determine the scope and validity of others’ proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings before the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could be expensive and time consuming, and we could be unsuccessful in our efforts to enforce our intellectual property rights.

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

Product sales of the INTERCEPT blood system are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially affect our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros, our revenues and expenses denominated in Euros are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility.

We currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Our shares of common stock are currently quoted on the Nasdaq Global Market under the symbol “CERS”. The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, which may limit our ability to effectively raise money pursuant to the Cantor Agreement. In addition, due to the limitations of our market and the volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to sell. As a result of this lack of trading activity, the quoted price for our common stock is not necessarily a reliable indicator of its fair market value.

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

Our corporate headquarters, which include our principal executive offices, are located in Concord, California. This leased facility includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. We also lease a facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current facilities will be adequate for the foreseeable future. The following table summarizes the properties we lease and their location, size, term and primary functions as of December 31, 2012.

Location	Square Footage	Lease Expiration Date		Primary Functions
Concord, CA, United States	36,029	November 2019		Administrative, marketing, technical support and research
Amersfoort, The Netherlands	7,300	January 2018	[1]	Sales and administrative

(1)	The lease may be terminated no earlier than January 2016.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS.” The following table sets forth, for the periods indicated, the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2012:
First Quarter	$4.53	$2.62
Second Quarter	$4.13	$3.00
Third Quarter	$3.78	$3.00
Fourth Quarter	$3.52	$2.68
Year Ended December 31, 2011:
First Quarter	$3.68	$2.40
Second Quarter	$3.16	$2.62
Third Quarter	$3.07	$1.92
Fourth Quarter	$3.15	$1.94

On February 28, 2013, the last reported sale price of our common stock on the Nasdaq Global Market was $3.29 per share. On February 28, 2013, we had approximately 163 holders of record of common stock. We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Additionally, any cash dividends declared or paid would require prior written consent under the terms of the loan and security agreement entered on September 30, 2011, as amended on December 13, 2011, and June 30, 2012, with Comerica Bank, or collectively, the Amended Credit Agreement.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2007 and tracked the performance through December 31, 2012 for (i) our common stock, (ii) the NASDAQ Biotechnology Stocks Index, (iii) the Amex Biotech Index, and (iv) the NASDAQ Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2007	2008	2009	2010	2011	2012
Cerus Corporation	$100.00	$10.75	$30.57	$37.79	$43.01	$48.54
NASDAQ Biotech Index	100.00	87.37	101.03	116.19	129.91	171.36
AMEX Biotech Index	100.00	82.28	119.79	164.99	138.77	196.70
NASDAQ	100.00	59.46	85.55	100.02	98.22	113.85

(1)	The graph and the other information furnished in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by references to any filing of Cerus Corporation under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

The following table summarizes certain selected financial data for the five years ended December 31, 2012, which has been derived from audited consolidated financial statements. The information presented below may not be indicative of future results and should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010[1]	2009[2]	2008
Consolidated Statements of Operations Data:
Product related:
Product revenue	$36,695	$30,602	$21,677	$16,751	$15,518
Cost of product revenue	20,616	18,535	12,046	1,231	989

Gross profit on product revenue	16,079	12,067	9,631	15,520	14,529
Government grants and cooperative agreements revenue	91	2,442	1,432	1,231	989
Loss from operations	(17,300)	(15,924)	(15,958)	(23,833)	(30,530)
Net loss	(15,917)	(16,982)	(16,911)	(24,135)	(29,181)
Net loss per common share:
Basic	$(0.29)	$(0.35)	$(0.42)	$(0.69)	$(0.90)
Diluted	$(0.33)	$(0.35)	$(0.42)	$(0.69)	$(0.90)
Weighted average common shares outstanding used for calculating loss per common share:
Basic	54,515	48,050	40,300	34,750	32,430
Diluted	55,061	48,050	40,300	34,750	32,430

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$26,696	$25,784	$30,009	$19,931	$22,578
Working capital	18,383	18,625	22,052	19,446	29,145
Total assets	48,919	45,367	48,167	34,491	47,339
Long-term obligations	4,199	5,940	4,732	130	163
Total stockholders’ equity	$19,107	$18,313	$23,732	$21,448	$34,278

(1)	The statements of operations data for the year ended December 31, 2010 included (i) acquisition related costs of $0.5 million related to our acquisition of certain assets of BioOne in August 2010 and (ii) a gain of $0.3 million associated with relinquishing our shares in BioOne as part of the consideration for the acquisition of BioOne. See Note 3 to consolidated financial statements under Part IV to this Annual Report on Form 10-K.
(2)	The statements of operations data for the year ended December 31, 2009 included (i) an impairment charge of $2.3 million related to our investment in BioOne, (ii) a gain of $0.8 million associated with relinquishing our shares in Anza Therapeutics, (iii) a settlement gain of $1.4 million associated with certain transition services provided by Baxter in 2006, and (iv) a charge of $0.8 million related to an approved restructuring plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the year ended December 31, 2012 are not necessarily indicative of results that may occur in future periods.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. The INTERCEPT Blood System is designed for three blood components. The INTERCEPT Blood System for platelets, or platelet system, and our INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries around the world including those in Europe, The Commonwealth of Independent States, or CIS, the Middle East.

We are developing the INTERCEPT Blood System for red blood cells, or red blood cell system, and plan to perform in vitro studies and clinical trials. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We are currently conducting a Phase II recovery and lifespan study and plan to complete that trial and certain other prerequisites before proposing a Phase III clinical trial protocol for the red blood cell system in support of approval in the United States. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any clinical trials of the red blood cell system to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

The United States Food and Drug Administration, or FDA, accepted our proposed modular Premarket Approval Application, or PMA, shell for review of our plasma system. We will proceed with a modular PMA approach, in which we will submit sections, or modules, of the PMA at different times and the compilation of these sections or modules will become a complete PMA. We believe that the modular approach increases the likelihood that we will be able to resolve any deficiencies identified by FDA earlier in the review process. Based on our recent discussions with the FDA, we believe that our existing clinical data is sufficient for the clinical requirements of the PMA submission process. In February 2013, we also reached agreement with the FDA regarding our platelet system. The FDA indicated that our existing clinical trial and European haemovigilance data will be sufficient to submit a proposal for a modular PMA submission for the platelet system without the need to complete additional Phase III clinical trials. The submission of the PMA modules for our plasma system, and potentially for our platelet system, will result in increased research and development expenses in future periods. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials to support approval in the United States would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we initiate any additional trials.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for the plasma system, costs associated with a potential modular PMA submission for the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our Amended Credit Agreement with Comerica Bank, as described below, on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including pursuant to the Cantor Agreement discussed below or otherwise. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. Although our revenues have grown over time and increased during the year ended December 31, 2012 as compared to December 31, 2011, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we have recognized revenue from government grants and cooperative agreements. Historically, we have received significant awards in funding under cooperative agreements with the United States Department of Defense, or DoD, for the INTERCEPT Blood System. Any such funding is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the United States Congress. In August 2011, we were awarded a $2.1 million grant from the DoD to support the development of our red blood cell system. We have recognized revenue associated with this award as qualified costs were incurred for reimbursement over the performance period of one year from the date of issuance. We have exhausted the remaining availability under the grant and recognized $0.1 million during the year ended December 31, 2012. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding and we do not expect any revenue from government grants and cooperative agreements for the foreseeable future, if at all.

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of December 31, 2012, our ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our consolidated balance sheet.

We pay royalties to Fresenius Kabi AG, or Fresenius, on INTERCEPT Blood System product sales under certain agreements which arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007, to Fenwal Inc., or Fenwal (Fenwal was recently acquired by Fresenius), at rates of 10% of net sales for our platelet system, 3% of net sales for our plasma system, 5% of net sales for our red blood cell system, and 6.5% on net sales of illumination devices, or illuminators. Fresenius has assumed Fenwal’s rights and obligations under these certain agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest Fenwal and Baxter. We also pay Fresenius certain costs associated with the amended manufacturing and supply agreement we executed with Fresenius in December 2008 for the manufacture of INTERCEPT finished disposable kits for our platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, we pay Fresenius a set price per disposable kit, which is established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are higher or lower than the annually estimated production volumes. We are also obligated to provide certain disposable kit components at no cost to Fresenius under the amended manufacturing and supply agreement. This required us to enter into manufacturing and supply arrangements with certain other manufacturers for those components, some of which contain minimum purchase commitments. As a result, our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished INTERCEPT disposable kits.

During the year ended December 31, 2012, we provided for and settled the claims for warranty obligations of $0.9 million related to replacement costs for certain of our products that we identified were defective or had the potential of being defective. In connection with the warranty claims incurred by us and remediation of those claims during the year ended December 31, 2012, we filed a warranty claim against Fresenius. Fresenius has accepted the warranty claim and will supply us with replacement product or credit notes. As a result, we recorded a current asset of $1.8 million on our consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius. We also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius.

In August 2010, we completed an acquisition of certain assets of BioOne Corporation, or BioOne, including the commercialization rights that both Fresenius and we granted to BioOne for both the platelet and plasma systems. Concurrent with the acquisition, Fresenius and we terminated the commercialization rights we and Fresenius granted to BioOne. As a consequence of the termination, and pursuant to a pre-existing agreement with Fresenius, our commercialization rights to the platelet and plasma systems under our 2005 and 2006 agreements with Fresenius became worldwide. As consideration for the acquired BioOne assets, we relinquished all shares we held in BioOne valued at approximately $0.3 million and issued approximately 1.2 million shares of our common stock to BioOne valued at approximately $3.4 million, of which approximately 1.0 million shares were issued at the close of the acquisition on August 24, 2010 and the remaining 0.2 million shares were issued on February 25, 2011. Accordingly, at the acquisition date, we recorded the fair value of the assets acquired, consisting of commercialization rights in Asia of $2.0 million and illuminators of $0.4 million, with the excess of the purchase price over the fair value of the asset acquired recorded as goodwill of $1.3 million. The recognition of goodwill was attributable to the buyer-specific value derived by us as a result of acquiring the commercialization rights in certain Asian countries in order to complete the global commercialization rights for our platelet and plasma systems.

We entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012, or collectively the MLV Agreement, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor Agreement, in August 2012, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the year ended December 31, 2012, we sold an aggregate of approximately 4.5 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $13.8 million. At December 31, 2012, we had less than $0.1 million and approximately $25.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively.

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or collectively, the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn against our revolving line of credit and had an outstanding balance of $3.2 million at December 31, 2012.

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, certain accrued liabilities, valuation and impairment of purchased intangibles and goodwill, valuation of warrants, valuation of stock options under share-based payments, valuation allowance of our deferred tax assets and uncertain income tax positions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue—We recognize revenue in accordance with ASC Topic 605-25, “Revenue Recognition— Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured.

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

Under our manufacturing and supply agreement with Fresenius, our carrying value of INTERCEPT disposable kits is dependent on an annually set price. In addition, at the end of each year, volume driven manufacturing overhead is either paid or refunded by or to us if manufacturing volumes are higher or lower than the anticipated manufacturing volumes at the time the price is established. As a result, manufacturing overhead can fluctuate and requires us to use judgment in accruing the manufacturing overhead, which affects the per unit carrying cost of our finished goods. In addition, we use judgment in determining whether the manufacturing overhead is a cost of our inventory and recoverable when product is sold. We use significant judgment and evaluate manufacturing variances incurred during periods of abnormally low production by considering a variety of factors including the reasons for low production volumes, anticipated future production levels that correlate to and offset volumes experienced during abnormally low production cycles and contractual requirements. We record manufacturing variances incurred during periods without production as a component of “Cost of product revenue” on our consolidated statements of operations.

Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or market value. Our platelet and plasma systems’ disposable kits generally have a two-year shelf life from the date of manufacture.

Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on our consolidated statements of operations. We also wrote-down the value of certain unsalable inventory related to the products covered under the warranty claims against Fresenius.

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

•Goodwill and intangible assets—In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. Effective January 1, 2012, the test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2012, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the year ended December 31, 2012. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the year ended December 31, 2012, which would require us to test the recoverability of our intangible assets.

•Warrants—In August 2009 and November 2010, we issued warrants to purchase 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. We classified the warrants as a liability on our consolidated balance sheets as the warrants contain certain material terms which require us (or our successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants in connection with certain change of control transactions. In addition, we may also be required to pay cash to a warrant holder under certain circumstances if we are unable to timely deliver the shares acquired upon warrant exercise to such holder.

The fair value of these outstanding warrants is calculated using a combination of the Black-Scholes option-pricing model and/or binomial-lattice option-pricing model and is adjusted accordingly at each reporting period. Option-pricing models require that we use significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that we rely on include the volatility of our stock over the life of the warrant, risk-free interest rate and the probability of a change of control occurring. The binomial-lattice option-pricing model also considers a certain number of share price movements and the probability of each outcome happening.

Changes resulting from the revaluation of warrants to fair value are recorded in “Revaluation of warrant liability” on the consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on our consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

•Stock-based compensation—We issue stock-based awards to our employees, contractors and members of our Board of Directors, as strategic, long-term incentives. We also maintain an active employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. We record stock-based compensation expense for employee awards in accordance with ASC Topic 718, “Compensation—Stock Compensation.” We use the Black-Scholes option pricing model to determine the grant-date fair value of stock-based awards. The Black-Scholes option pricing model requires that we use assumptions regarding a number of complex and subjective variables to determine appropriate inputs to the model, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, our expected stock price volatility, the risk-free interest rate and expected dividends. The grant-date fair value of stock-based awards is then recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved. We apply the provisions of ASC Topic 505-50, “Equity Based Payment to Non-Employees” for our stock-based awards issued to non-employees. Under the provisions, the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations.

•Income taxes—Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our tax years 1998 through 2012 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Product revenue	$36,695	$30,602	$21,677	20%	41%
Government grants and cooperative agreements revenue	91	2,442	1,432	(96)%	71%

Gross profit on product revenue	$36,786	$33,044	$23,109	11%	43%

Product revenue increased by $6.1 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of higher sales volume of our disposable platelet and plasma system kits sold to new customers. These sales were predominately generated by our distributors penetrating markets in Europe, the CIS, and the Middle East not previously utilizing the INTERCEPT Blood System. In addition, the increase in volume sales in 2012 as compared to 2011 is attributable to 2012 reflecting a full year of sales for existing customers who adopted throughout 2011. This increase was partially offset by a decline in the sales volume of our illuminators in 2012.

Product revenue increased by $8.9 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of an increase in sales volume of our disposable platelet and plasma system kits sold. The increase in volume was attributable to 2011 reflecting a full year of sales for customers who adopted late in 2010. This increased market penetration and customer adoption of the INTERCEPT Blood System occurred in Europe, the CIS, and the Middle East, and was partially offset by a decline in the sales volume of our illuminators.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Revenue from government grants and cooperative agreements decreased by $2.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was attributable to the relatively low remaining award balance available under our DoD grant at the beginning of 2012, compared to the availability at the beginning of 2011, and the level of revenue generating activities under the award during the year ended December 31, 2012. Revenue from government grants and cooperative agreements for the year ended December 31, 2011 increased by $1.0 million compared to year ended December 31, 2010. The increase was partly attributable to higher reimbursable development efforts related to our red blood cell system during the year ended December 31, 2011 compared to the corresponding period of 2010. In addition, in August 2011, we were awarded a new grant by the DoD totaling $2.1 million. We do not expect any revenue from government grants and cooperative agreements for the foreseeable future, if at all.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Cost of product revenue	$20,616	$18,535	$12,046	11%	54%

Cost of product revenue increased by $2.1 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a higher volume of INTERCEPT disposable kits sold during 2012 compared to 2011. This was offset by lower per unit carrying costs in 2012 as compared to 2011 as a result of improved overhead absorption. Cost of product revenue increased by $6.5 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to a higher number of disposable kits sold and higher scrap rate for certain components manufactured during 2011 compared to 2010.

Our realized gross margins on product sales were 44% during the year ended December 31, 2012, up from 39% during the year ended December 31, 2011. The improvement in gross margins on product sales was due to lower per unit carrying costs in 2012 as compared to 2011 as a result of improved overhead absorption. Our realized gross margins on product sales were 39% during the year ended December 31, 2011, down from 44% during the year ended December 31, 2010 due to non-routine period costs, including higher scrap rates associated with certain components manufactured.

Changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, manufacturing overhead variances or delays in manufacturing products. Our gross margins may be impacted in the future based on all of these criteria.

We expect to maintain inventory levels that will be sufficient to meet forecasted demand for a relatively short time period and plan to manufacture at levels above those produced in 2012. Manufacturing disposable kits at levels above the levels produced in 2012 should result in a continuing lower per unit cost of goods sold when the product is ultimately sold; however, actual manufacturing levels may differ from our assumptions.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs associated with our facility related infrastructure, and laboratory chemicals and supplies.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Research and development	$7,603	$7,178	$5,195	6%	38%

Research and development expenses increased by $0.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased by $2.0 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increased costs related to our efforts to further advance the development of our red blood cell system program. In the United States we are preparing to conduct in vitro studies, and are conducting a Phase II recovery and lifespan study. In addition, we have been preparing to conduct Phase III clinical trials in Europe, subject to regulatory approvals. Of the total research and development expenses incurred, non-cash stock-based compensation represented $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We anticipate our research and development spending will increase over the near term as we expect to initiate planned Phase III clinical trials for our red blood cell system in Europe. In addition, we plan to perform certain additional in vitro studies and clinical development in the United States which would result in increased research and development spending. Subject to our ability to fund further development, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States, including our planned modular PMA submission for our plasma system and a potential modular PMA submission for our platelet system. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including those in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility and infrastructure related expenses, and insurance premiums.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Selling, general and administrative	$25,665	$23,053	$21,577	11%	7%

Selling, general, and administrative expenses increased by $2.6 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased spending related to general corporate services, including legal fees, higher stock-based compensation charges, and to a lesser extent, higher workforce costs. Selling, general, and administrative expenses increased by $1.5 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increased spending related to the expansion of our marketing efforts in Europe. Of the total selling, general, and administrative expenses incurred, non-cash stock-based compensation represented $2.0 million, $1.4 million, and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

While we anticipate our selling, general, and administrative spending to increase over the coming year, we plan to tightly manage the growth as part of a larger effort to focus our resources and conserve cash.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Amortization of intangible assets	$202	$202	$67	0%	201%

Amortization of intangible assets remained flat during the year ended December 31, 2012, compared to the year ended December 31, 2011, as there were no changes to the composition of our intangible assets or the assumptions used to determine the useful lives. In addition, no impairment charges were recognized related to our intangible assets during the years ended December 31, 2012, 2011 and 2010. Amortization of intangible assets increased by $0.1 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, as the acquisition of purchased intangible assets related to our license to commercialize the INTERCEPT Blood System in certain Asian countries occurred during the second half of 2010.

We expect that the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Acquisition Related Costs and Impairment of Long-term Investment in Related Parties, Net

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Acquisition related costs net of gain on non-controlling equity interest	$0	$0	$182	0%	(100)%

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Revaluation of warrant liability	$2,059	$486	$39	324%	1,146%
Foreign exchange gain (loss)	86	(529)	(816)	(116)%	(35)%
Interest expense	(551)	(964)	(689)	(43)%	40%
Other income, net	31	92	607	(66)%	(85)%

Total non-operating income (expense), net	$1,625	$(915)	$(859)	278%	(7)%

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants, which uses the Black-Scholes model and/or binomial-lattice option-pricing model, is classified as a liability on the consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

The non-cash gain from the revaluation of the warrant liability increased by $1.6 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a decline in the estimated volatility, which was derived by the movement of our underlying stock price, and the reduced duration of the remaining warrant terms. The non-cash gain from revaluation of warrant liability increased by $0.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the change in our underlying stock price, as compared to the strike price of the warrants.

Foreign exchange gain (loss)

Foreign exchange improved by $0.6 million during the year ended December 31, 2012 compared to year ended December 31, 2011, and improved by $0.3 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, which was primarily attributable to favorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense decreased by $0.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, due to lower interest rates from borrowings on our current credit facility with Comerica compared to our prior credit facility with Oxford, offset by interest paid for draws against our revolving credit facility with Comerica during the year ended December 31, 2012. Interest expense increased by $0.3 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the acceleration of the closing cost and fees associated with the repayment of our prior debt and interest incurred from borrowings on our prior credit facility, and to a lesser extent, from the financing of leasehold improvements for our headquarters.

Other income, net

Other income, net was relatively consistent during the years ended December 31, 2012 and 2011. Other income, net decreased by $0.5 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to income from two therapeutic tax credits received during 2010.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2012	2011	2010	2012 to 2011	2011 to 2010
Provision for income taxes	$242	$143	$94	69%	52%

Provision for income taxes for the years ended December 31, 2012, 2011 and 2010 primarily consists of foreign taxes as our wholly-owned subsidiary headquartered in Europe drives the commercialization efforts of the platelet and plasma systems in Europe, the CIS and the Middle East. We do not provide for United States income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the United States. For the year ended December 31, 2012, we also incurred income taxes associated with timing differences for acquired goodwill that is amortizable for tax purposes.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and private placements of equity securities, debt instruments, and to a lesser extent, contribution from product sales and United States government grants and cooperative agreements, net of expenses.

At December 31, 2012, we had cash and cash equivalents of $26.7 million. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $13.9 million for the year ended December 31, 2012, compared to $15.6 million during the year ended December 31, 2011. The decrease in net cash used in operating activities was primarily related to changes in working capital with a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments, and a decrease in accounts receivable during the year ended December 31, 2012, relative to the corresponding period in 2011 due to increased efforts in cash collections. This was offset by a higher rate of inventory build during the year ended December 31, 2012 compared to the corresponding period in 2011. This increased inventory build in 2012 was a result in the increase in revenue growth for 2012 over 2011. In addition, at December 31, 2012, we recorded a current asset representing the accepted warranty claim we filed against Fresenius relating to product warranty claims incurred and remediated by us, which all occurred during the year ended December 31, 2012.

Net cash used in operating activities was $15.6 million for the year ended December 31, 2011 compared to $14.3 million during the year ended December 31, 2010. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities, primarily related to accounts receivable due to the timing of cash collections from our customers.

Investing Activities

Net cash provided by investing activities was $0.2 million for the year ended December 31, 2012, compared to $0.6 million during the year ended December 31, 2011. The decrease in investing activities was primarily due to the reinvestment of the proceeds received from the maturities of our then-existing investments into money market funds with original maturities of less than 90 days.

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

Financing Activities

Net cash provided by financing activities was $14.9 million during the year ended December 31, 2012, compared to $11.6 million during the year ended December 31, 2011. The increase in financing activities was primarily due to higher cash proceeds received from sales of our common stock offerings pursuant to the Cantor Agreement and the MLV Agreement. We also received the benefit of making nine months of interest-only payments on our growth capital facility with Comerica during the year ended December 31, 2012, compared to payments of both principal and interest on our prior debt during the corresponding period in 2011.

Net cash provided by financing activities during the year ended December 31, 2011 was $11.6 million compared to $26.0 million during the year ended December 31, 2010. The decrease in net cash provided by financing activities was primarily due to lower cash proceeds received from common stock offerings and a net decrease in incremental debt borrowing in 2011 compared to 2010. Our common stock offerings during the year ended December 31, 2011 related to sales of our common stock pursuant to the MLV Agreement under which we sold approximately 3.5 million shares of our common stock for aggregate net proceeds of $9.7 million, of which $0.4 million was received in the first quarter of 2012. The repayment of our prior debt was a result of using substantially all of the proceeds we received from the credit agreement with Comerica in September 2011. In addition, we received $2.3 million during the year ended December 31, 2011, as we drew down on our revolving line of credit.

Working Capital

Working capital decreased to $18.4 million at December 31, 2012, from $18.6 million at December 31, 2011, primarily due to a net increase in the combined total for our accounts payable and accrued liabilities due to our vendors, and increases on the current portion of our debt as our obligation to pay principal payments occurred in October 2012, and decreases in accounts receivable due to our increased efforts to collect cash from our customers. This was partially offset by increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain, decreases in our warrant liability and increases in other current asset primarily related to an accepted warranty claim we filed against Fresenius relating to product warranty claims incurred and remediated by us.

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

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for the plasma system, costs associated with a potential modular PMA submission for the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our Amended Credit Agreement with Comerica Bank, as described below, on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including pursuant to the Cantor Agreement or otherwise. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

We entered into the MLV Agreement in June 2011, as amended in January 2012 and August 2012, which provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into the Cantor Agreement in August 2012 with Cantor that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor as our sales agent. Future issuances and sales of shares of common stock by us under the MLV Agreement and Cantor Agreement, or the Sales Agreements, are subject to the continued

effectiveness of our shelf registration statement referred to below. Sales of our common stock through MLV and Cantor will be made on the Nasdaq Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV or Cantor, as applicable. Subject to the terms and conditions of the MLV Agreement and Cantor Agreement, MLV and Cantor will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Sales Agreements.

The offering of common stock pursuant to each Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable Sales Agreement and (2) termination of that Sales Agreement. Each Sales Agreement may be terminated by MLV or Cantor, as applicable, or us at any time upon 10 days notice to the other party, or by MLV or Cantor, as applicable, at any time in certain circumstances, including our undergoing a material adverse change. We pay MLV an aggregate commission rate equal to 3% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement, and we pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Cantor Agreement. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the year ended December 31, 2012, we sold an aggregate of approximately 4.5 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $13.8 million. At December 31, 2012, we had less than $0.1 million and approximately $25.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively, subject to the continued effectiveness of our shelf registration statement referred to below.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012 or 2011.

Contractual Commitments

The following summarizes our contractual commitments at December 31, 2012:

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$2,626	$2,526	$100	$0	$0
Operating leases	2,102	865	1,188	49	0
Other commitments	1,219	370	287	287	275
Debt	8,481	2,063	6,418	0	0

Total contractual obligations	$14,428	$5,824	$7,993	$336	$275

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our Concord California lease and exercised a five year extension option in January 2012, to extend the term of our Amersfoort, The Netherlands lease for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our Concord California lease and our Amersfoort The Netherlands lease, which may occur as early as January 2015 and February 2016, respectively. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At December 31, 2012, we had an outstanding liability of $0.8 million related to these leasehold improvements.

Debt

The Amended Credit Agreement with Comerica Bank provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit, or RLOC, of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement.

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

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At December 31, 2012, and 2011, we had $3.2 million and $2.3 million, respectively, outstanding under the RLOC. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both December 31, 2012 and 2011, the floating rate of the

RLOC was at 4.75%. In September 2011, we incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, we incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. We will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of December 31, 2012 and as of the date of this report, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to United States government agencies were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the years ended December 31, 2012, and 2011. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2012, we held cash and cash equivalents of $26.7 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments. The weighted average interest rates of our cash and cash equivalents at December 31, 2012 were 0.32%.

Our exposure to market rate risk for changes in interest rates relates primarily to our money market instruments. We do not use derivative financial instruments. By policy, we may place future investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer and limit duration by restricting the term for single securities and for the portfolio as a whole. Our investments are held and managed by a third-party capital management adviser that in turn, utilizes a combination of active market quotes and where necessary, proprietary pricing models as well as a subscribed pricing service, in order to estimate fair value. While we believe that we will be able to recognize the fair value of our money market instruments when they mature or are sold, or if we purchase investments in securities in the future, there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these securities are with will be able to meet their debt obligations.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euros. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euros and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2012 would have negatively impacted our annual financial results by $0.1 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and reports of Ernst & Young LLP, independent registered public accounting firm, are listed in Item 15(a) and included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the last quarter of our fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Management’s Report on Internal Control over Financial Reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, is discussed in the Management’s Report on Internal Control over Financial Reporting included on page 63.

Attestation Report of Independent Registered Public Accounting Firm. Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which report is included on page 64.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2013 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.

Exhibit Number	Description of Exhibit

2.1(21)†	Asset Purchase and Redemption Agreement by and between Cerus Corporation and BioOne Corporation, dated as of August 24, 2010.

3.1(32)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(32)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(32)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(10)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(16)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(18)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4(17)	Form of 2009 Warrant to Purchase Common Stock.

4.5(22)	Form of 2010 Warrant to Purchase Common Stock.

Supply and/or Manufacturing Agreements

10.1(8)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(8)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.3†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

Exhibit Number	Description of Exhibit

10.4(12)†	Amended and Restated Manufacturing and Supply Agreement, dated December 12, 2008, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Fenwal, Inc.).

10.5(12)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.6(26)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

Loan and Security Agreements

10.7(26)†	Loan and Security Agreement, dated as of September 30, 2011, by and between Cerus Corporation and Comerica Bank.

10.8(30)†	First Amendment to Loan and Security Agreement, dated as of December 13, 2011, by and between Cerus Corporation and Comerica Bank.

10.9(30)	Second Amendment to Loan and Security Agreement, dated as of June 30, 2012, by and between Cerus Corporation and Comerica Bank.

Real Estate Lease Agreements

10.10(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.11(11)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.12(19)	Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

Employment Agreements or Offer Letters

10.13(7)*	Offer Letter to Gail Schulze, dated October 15, 2007.

10.14(23)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.15 *	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.16(20)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.17(33)*	Amended and Restated Employment Agreement with Howard G. Ervin, dated January 15, 2013.

10.18(16)*	Employment Letter for Kevin D. Green dated May 1, 2009.

10.19(27)*	Employment Agreement for Caspar Hogeboom dated March 6, 2006.

10.20(27)*	Promotion Letter for Caspar Hogeboom dated December 11, 2009 and executed on September 21, 2010.

10.21(27)*	Addendum to Employment Agreement for Caspar Hogeboom dated February 17, 2011.

10.22(27)*	Healthcare Contribution Letter for Caspar Hogeboom dated December 18, 2007.

10.23(27)*	Home Telephone and Internet Expenses Letter for Caspar Hogeboom dated January 11, 2012.

10.24 *	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

Exhibit Number	Description of Exhibit

Stock Plans and Related Forms

10.25(1)*	1996 Equity Incentive Plan.

10.26(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.27(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.28(1)*	1996 Employee Stock Purchase Plan.

10.29(30)*	Employee Stock Purchase Plan, as amended, effective June 6, 2012.

10.30(2)*	1998 Non-Officer Stock Option Plan.

10.31(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.32(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.33(9)*	2008 Equity Incentive Plan, approved by stockholders June 2, 2008.

10.34(25)*	2008 Equity Incentive Plan, as amended, reapproved by stockholders June 1, 2011.

10.35(30)*	2008 Equity Incentive Plan, as amended, effective June 6, 2012.

10.36(29)*	Form of Option Agreement for employees under the 2008 Equity Incentive Plan, as amended.

10.37(29)*	Form of Option Agreement for non-employee directors under the 2008 Equity Incentive Plan, as amended.

10.38(29)*	Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan, as amended.

Other Compensatory Plans or Agreements

10.39*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.40(13)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.41(15)*	Form of Severance Benefits Agreement.

10.42 *	2012 and 2013 Executive Officer Compensation Arrangements.

10.43(27)*	Non-Employee Director Compensation Policy.

10.44(29)*	International Bonus Plan.

Other Material Agreements

10.45(24)	At-The-Market-Issuance Sales Agreement, dated June 3, 2011, by and between Cerus Corporation and MLV & Co. LLC.

10.46(28)	Amendment to At-The-Market-Issuance Sales Agreement, dated January 4, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.47(31)	Amendment No. 2 to At-The-Market-Issuance Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.48(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.49(14)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.50(17)	Form of Subscription Agreement.

10.51(31)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.52(19)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

Exhibit Number	Description of Exhibit

10.53(19)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.54(6)†	Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (35)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(34)	XBRL Instance Document

101.SCH(34)	XBRL Taxonomy Extension Schema Document

101.CAL(34)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(34)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(34)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(34)	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibits are subject to a confidential treatment order.
*	Compensatory Plan.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2008.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.
(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.
(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.
(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2009.
(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.
(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 30, 2010.
(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.
(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2011.
(25)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2011.
(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.
(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2011.
(28)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A, filed with the SEC on January 6, 2012.
(29)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.
(30)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012.
(31)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.
(32)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.
(33)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 17, 2013.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Ernst and Young LLP’s attestation report on internal control over financial reporting is included herein.

The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our internal control systems are designed to provide reasonable, not absolute, assurance that the objectives of our internal control systems are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that our internal control over financial reporting was effective. To provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, we continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cerus Corporation

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cerus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cerus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerus Corporation as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 12, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cerus Corporation

We have audited the accompanying consolidated balance sheets of Cerus Corporation as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerus Corporation at December 31, 2012, and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerus Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 12, 2013

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$26,696	$25,497
Short-term investments	0	287
Accounts receivable, net of allowance of $0 and $5 at December 31, 2012 and 2011, respectively	4,444	6,096
Inventories	10,180	6,444
Prepaid expenses	638	810
Other current assets	2,038	605

Total current assets	43,996	39,739
Non-current assets:
Property and equipment, net	1,698	2,032
Goodwill	1,316	1,316
Intangible assets, net	1,546	1,748
Restricted cash	304	303
Other assets	59	229

Total assets	$48,919	$45,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,186	$4,680
Accrued liabilities	7,619	5,825
Deferred revenue	77	111
Debt—current	4,828	2,519
Warrant liability	5,903	7,979

Total current liabilities	25,613	21,114
Non-current liabilities:
Debt—non-current	2,896	4,697
Deferred income taxes	62	0
Other non-current liabilities	1,241	1,243

Total liabilities	29,812	27,054

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000 shares authorized, issuable in series; 0 and 3 shares issued and outstanding at December 31, 2012 and 2011; respectively, aggregate liquidation preference of $0 and $9,496 at December 31, 2012 and 2011, respectively	0	9,496
Common stock, $0.001 par value 112,500 shares authorized; 56,252 and 51,211 shares issued and outstanding at December 31, 2012 and 2011, respectively	56	51
Additional paid-in capital	478,903	452,701
Accumulated deficit	(459,852)	(443,935)

Total stockholders’ equity	19,107	18,313

Total liabilities and stockholders’ equity	$48,919	$45,367

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Product related:
Product revenue	$36,695	$30,602	$21,677
Cost of product revenue	20,616	18,535	12,046

Gross profit on product revenue	16,079	12,067	9,631
Government grants and cooperative agreements revenue	91	2,442	1,432
Operating expenses:
Research and development	7,603	7,178	5,195
Selling, general and administrative	25,665	23,053	21,577
Amortization of intangible assets	202	202	67
Acquisition related costs net of gain on non-controlling equity interest	0	0	182

Total operating expenses	33,470	30,433	27,021

Loss from operations	(17,300)	(15,924)	(15,958)

Non-operating income (expense), net:
Revaluation of warrant liability	2,059	486	39
Foreign exchange gain (loss)	86	(529)	(816)
Interest expense	(551)	(964)	(689)
Other income, net	31	92	607

Total non-operating income (expense), net	1,625	(915)	(859)

Loss before income taxes	(15,675)	(16,839)	(16,817)
Provision for income taxes	242	143	94

Net loss	$(15,917)	$(16,982)	$(16,911)

Net loss per common share:
Basic	$(0.29)	$(0.35)	$(0.42)
Diluted	$(0.33)	$(0.35)	$(0.42)
Weighted average common shares outstanding used for calculating net loss per common share:
Basic	54,515	48,050	40,300
Diluted	55,061	48,050	40,300

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(15,917)	$(16,982)	$(16,911)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities, net of taxes	0	(108)	50

Comprehensive loss	$(15,917)	$(17,090)	$(16,861)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	3	$9,496	38,678	$39	$421,897	$58	$(410,042)	$21,448
Net loss	0	0	0	0	0	0	(16,911)	(16,911)
Other comprehensive income	0	0	0	0	0	50	0	50
Issuance of common stock from public offering, net of expenses of $1,710	0	0	8,306	8	16,940	0	0	16,948
Issuance of common stock from exercise of stock options and/or warrants, and purchases from ESPP	0	0	345	0	369	0	0	369
Stock-based compensation	0	0	0	0	1,828	0	0	1,828

Balance at December 31, 2010	3	9,496	47,329	47	441,034	108	(426,953)	23,732
Net loss	0	0	0	0	0	0	(16,982)	(16,982)
Other comprehensive loss	0	0	0	0	0	(108)	0	(108)
Issuance of common stock from public offering, net of expenses of $420	0	0	3,701	4	9,674	0	0	9,678
Issuance of common stock from exercise of stock options and/or warrants, and purchases from ESPP	0	0	181	0	143	0	0	143
Stock-based compensation	0	0	0	0	1,850	0	0	1,850

Balance at December 31, 2011	3	9,496	51,211	51	452,701	0	(443,935)	18,313
Net loss	0	0	0	0	0	0	(15,917)	(15,917)
Issuance of common stock from public offering, net of expenses of $550	0	0	4,487	5	13,816	0	0	13,821
Issuance of common stock from exercise of stock options and/or warrants, and purchases from ESPP	0	0	221	0	349	0	0	349
Preferred stock conversion	(3)	(9,496)	333	0	9,496	0	0	0
Stock-based compensation	0	0	0	0	2,541	0	0	2,541

Balance at December 31, 2012	0	$0	56,252	$56	$478,903	$0	$(459,852)	$19,107

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(15,917)	$(16,982)	$(16,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744	922	853
Stock-based compensation	2,541	1,850	1,828
Changes in revaluation of warrant liability	(2,059)	(486)	(39)
Gain on non-controlling equity interest	0	0	(315)
Non-cash interest expense	20	5	152
Deferred income taxes	62	0	0
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	1,652	(1,304)	(1,167)
Inventories	(3,740)	(601)	2,066
Other assets	(1,663)	(13)	99
Accounts payable	2,506	1,450	(1,193)
Accrued restructuring	0	0	(113)
Accrued liabilities	1,971	(336)	569
Deferred revenue	(34)	(137)	(97)

Net cash used in operating activities	(13,917)	(15,632)	(14,268)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(81)	(158)	(1,692)
Sales (purchases) of certain other assets	(1)	55	(11)
Sales of investments	0	0	88
Maturities of investments	287	666	1,545

Net cash provided by (used in) investing activities	205	563	(70)
Financing activities
Net proceeds from equity incentives and the exercise of warrants	332	143	370
Net proceeds from public offering	14,226	9,273	19,291
Proceeds from landlord provided leasehold incentives	0	0	1,561
Proceeds from revolving line of credit	1,810	2,300	0
Proceeds from debt, net of discount	0	4,910	4,811
Payments on revolving line of credit	(920)	0	0
Payments on debt and landlord provided leasehold incentives	(537)	(5,008)	(34)

Net cash provided by financing activities	14,911	11,618	25,999

Net increase (decrease) in cash and cash equivalents	1,199	(3,451)	11,661
Cash and cash equivalents, beginning of period	25,497	28,948	17,287

Cash and cash equivalents, end of period	$26,696	$25,497	$28,948

Supplemental disclosures:
Non-cash conversion of preferred stock to common stock	$9,496	$0	$0
Common stock issued in connection with the acquisition of certain assets of BioOne	$0	$0	$3,423
Cash paid for interest	$460	$1,024	$600
Cash paid for income taxes	$162	$125	$114

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, certain accrued liabilities, valuation and impairment of purchased intangibles and goodwill, valuation of warrants, valuation of stock options under share-based payments, valuation allowance of its deferred tax assets and uncertain income tax positions. The Company basis its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentations. Previously the Company had presented its provision for income taxes as a component of other income (expense) , net on the Consolidated Statements of Operations. The Company has reclassified the provision for income taxes to a separate line item in the Consolidated Statements of Operations, and as presented in Note 17 and 19 to the Consolidated Financial Statements. This reclassification had no impact on net loss, total assets or total stockholders’ equity.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition—Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the years ended December 31, 2012, 2011 and 2010 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

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

At both December 31, 2012 and 2011, the Company had $0.1 million of short-term deferred revenue on its consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

Revenue related to the cost reimbursement provisions under development contracts or United States government grants was recognized as the costs on the projects are incurred. The Company has received certain United States government grants and contracts that support research in defined research projects. These grants generally have provided for reimbursement of approved costs incurred as defined in the various grants.

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

Short-Term Investments

Investments with original maturities of greater than three months but less than one year from the date of purchase as well as available-for-sale investments with original maturities of greater than one year from the date of purchase, which included United States government agency securities, were classified as short-term investments. In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized gains (losses) on available-for-sale securities, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains and losses from the sale or maturity of available-for-sale investments were recorded in “Other income, net” on the Company’s consolidated statements of operations. The cost of securities sold was based on the specific identification method. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviewed all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash and cash equivalents are maintained at a major financial institution in the United States of high credit standing, which at times, may

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

exceed federally insured limits. The Company has not experienced any losses in its cash accounts and believes it not exposed to any significant risk.

Concentrations of credit risk with respect to trade receivables exist. However, in connection with the Company’s revolving line of credit, as discussed in Note 11 in the Notes to Consolidated Financial Statements, the Company purchased a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its consolidated balance sheets and records a charge on its consolidated statements of operations.

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at December 31, 2012 and 2011, respectively. These customers cumulatively represented approximately 59% and 58% of the Company’s outstanding trade receivables at December 31, 2012 and 2011, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2012 and 2011, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fresenius Kabi AG (“Fresenius”) into the finished INTERCEPT disposable kits. Fresenius is the successor-in-interest to Fenwal, Inc., or Fenwal, and Baxter International, Inc., or Baxter, under certain agreements which arose from the sale of the transfusion therapies division of Baxter in 2007 to Fenwal. Fenwal was recently acquired by Fresenius, which assumed Fenwal’s rights and obligations under these certain agreements, including the Company’s manufacturing and supply agreement with Fenwal. In these footnotes references to Fresenius include references to its predecessors-in-interest. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2012 and 2011, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. Generally, the Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2012 and 2011, the Company had $0.3 million and $0.6 million, respectively, reserved for potential obsolete, expiring or unsalable product. At December 31, 2012, the Company also wrote-down the value of certain unsalable inventory of $1.7 million for which the Company has an offsetting warranty claim against Fresenius. See below in Note 2 in the Notes to Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” and Note 16 in the Notes to Consolidated Financial Statements for further information regarding the Company’s warranty claim against Fresenius.

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performs an impairment test on its intangible assets, in accordance ASC Topic 360-10, “Property, Plant and Equipment,” if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. For further details regarding the impairment analysis, reference is made to the section below under “Long-lived Assets.” Also, see Note 8 in the Notes to Consolidated Financial Statements for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the years ended December 31, 2012, 2011 and 2010.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Monetary revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s consolidated statements of operations. The Company recorded foreign currency losses of $0.1 million, $0.5 million and $0.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation.” Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

For stock-based awards issued to non-employees, the Company follows ASC Topic 505-50, “Equity Based Payment to Non-Employees” and considers the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee stock-

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

based awards in its consolidated statements of operations.

See Note 14 in the Notes to Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expenses.

Warrant Liability

In August 2009, and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. The Company classifies the warrants as a liability on its consolidated balance sheets as the warrants contain certain material terms which require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants in connection with certain change of control transactions. In addition, the Company may also be required to pay cash to a warrant holder under certain circumstances if the Company is unable to timely deliver the shares acquired upon warrant exercise to such holder.

The fair value of these outstanding warrants is calculated using a combination of the Black-Scholes model and/or binomial-lattice option-pricing model and is adjusted accordingly at each reporting period. Option-pricing models require that the Company uses significant assumptions and judgment to determine appropriate inputs to the model. Some of the assumptions that the Company relies on include the volatility of the Company’s stock over the life of the warrant, risk-free interest rate and the probability of a change of control occurring. The binomial-lattice option-pricing model also considers a certain number of share price movements and the probability of each outcome happening.

Changes resulting from the revaluation of warrants to fair value are recorded in “Revaluation of warrant liability” on the consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 13 in the Notes to Consolidated Financial Statements for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2012 and 2011. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 1998 through 2012 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants and restricted stock units, which are calculated using the treasury stock method, and convertible preferred stock, which is calculated using the if-converted method. Diluted net loss per common share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position if the effect would result in more dilution.

Diluted net loss per common share used the same weighted average number of common shares outstanding for the years ended December 31, 2011 and 2010, as calculated for the basic net loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive. In addition, certain potential dilutive securities were excluded from the dilution calculation for the years ended December 31, 2012, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(15,917)	$(16,982)	$(16,911)
Effect of revaluation of warrant liability	(2,059)	0	0

Adjusted net loss used for dilution calculation	$(17,976)	$(16,982)	$(16,911)

Denominator:
Basic weighted average number of common shares outstanding	54,515	48,050	40,300
Effect of dilutive potential common shares resulting from warrants accounted for as liabilities	546	0	0

Diluted weighted average number of common shares outstanding	55,061	48,050	40,300

Basic	$(0.29)	$(0.35)	$(0.42)
Diluted	$(0.33)	$(0.35)	$(0.42)

The table below presents common shares underlying stock options, employee stock purchase plan rights, warrants, restricted stock units and/or convertible preferred stock that were excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

share. These were excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2012, 2011 and 2010 (shares in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average of anti-dilutive potential common shares	8,716	13,595	9,867

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. During the year ended December 31, 2012, the Company provided for and settled the claims for warranty obligations of $0.9 million related to replacement costs for certain of its products that the Company identified were defective or had the potential of being defective. Prior to this incident, there have been very few warranty costs incurred. As a result, the Company had not accrued for any potential future warranty costs at December 31, 2011. In addition, the Company believes that the defective products and those that had the potential of being defective identified during the year ended December 31, 2012 are isolated. Accordingly, the Company has not accrued for any other incremental potential future warranty costs for its products at December 31, 2012.

In connection with the warranty obligations provided for in relation to certain of its products during the year ended December 31, 2012, the Company filed a warranty claim against Fresenius, which Fresenius accepted. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius as Fresenius will supply the Company with replacement products or credit notes for those defective or potentially defective products. The Company also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

its money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s available-for-sale securities related to United States government agencies. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, Level 3 instruments include our warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Note 4 and 13 in the Notes to Consolidated Financial Statements for further information regarding the Company’s valuation on financial instruments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the year ended December 31, 2012, that are of significance, or potential significance, to the Company.

Note 3. BioOne Acquisition

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

The BioOne acquisition was accounted for as an acquisition of a business in accordance with ASC Topic 805, “Business Combinations.” The Company determined the fair values of the acquired tangible and intangible assets

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

based on their estimated fair values as of the acquisition date. The excess purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. A portion of the goodwill recognized is expected to be deductible for income tax purposes. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies to increase revenue and profits through the commercialization of the INTERCEPT Blood System worldwide. By acquiring these commercialization rights in certain Asian countries, the Company was able to complete the global commercialization rights for its platelet and plasma systems.

The following table summarizes the fair value of assets acquired at the acquisition date (in thousands):

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

Note 4. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$10,268	$10,268	$0	$0

Total financial assets	$10,268	$10,268	$0	$0

Warrant liability(2)	$5,903	$0	$0	$5,903

Total financial liabilities	$5,903	$0	$0	$5,903

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheets.

(2)	Included in current liabilities on the Company’s consolidated balance sheets.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2010 to December 31, 2012 was as follows (in thousands):

Balance at December 31, 2010	$8,465
Decrease in fair value of warrants	(486)

Balance at December 31, 2011	7,979
Decrease in fair value of warrants	(2,059)
Settlement of warrants exercised	(17)

Balance at December 31, 2012	$5,903

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2012 and 2011.

Note 5. Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2012 (in thousands):

	December 31, 2012
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$10,268	$0	$10,268

Total available-for-sale securities	$10,268	$0	$10,268

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The following is a summary of available-for-sale securities at December 31, 2011 (in thousands):

	December 31, 2011
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$8,683	$0	$8,683
United States government agency securities	287	0	287

Total available-for-sale securities	$8,970	$0	$8,970

Available-for-sale securities at December 31, 2012 and 2011 consisted of the following by original contractual maturity (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$10,268	$10,268	$8,683	$8,683
Due greater than three years and less than five years	0	0	287	287

Total available-for-sale securities	$10,268	$10,268	$8,970	$8,970

The maturities of certain short-term investments were estimated primarily based upon assumed prepayment features and credit enhancement characteristics.

The Company recorded minimal gross realized gains from the sale or maturity of available-for-sale investments during the year ended December 31, 2011 and did not record any gross realized gains from the sale or maturity of available-for-sale investments during the years ended December 31, 2012 and 2010. The Company recorded minimal gross realized losses from the sale or maturity of available-for-sale investments during the year ended December 31, 2010 and did not record any gross realized losses during the years ended December 31, 2012 and 2011. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value during the years ended December 31, 2012, 2011 and 2010.

Note 6. Inventories

Inventories at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Work-in-process	$3,551	$2,742
Finished goods	6,629	3,702

Total inventories	$10,180	$6,444

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Note 7. Property and Equipment, net

Property and equipment, net at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Leasehold improvements	$5,598	$5,598
Machinery and equipment	1,594	1,682
Demonstration equipment	24	24
Office furniture	644	636
Computer equipment	550	525
Computer software	1,062	1,062
Consigned demonstration equipment	493	502
Construction-in-progress	55	38

Total property and equipment, gross	10,020	10,067
Accumulated depreciation and amortization	(8,322)	(8,035)

Total property and equipment, net	$1,698	$2,032

Depreciation and amortization expense related to property and equipment, net was $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 8. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2012, the Company did not dispose of or recognize additional goodwill. On August 31, 2012, the Company performed its annual review of goodwill. As described in Note 2 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired. Accordingly, at both December 31, 2012 and 2011, the carrying amount of goodwill was $1.3 million.

Intangible Assets, net

The following is a summary of intangible assets, net at December 31, 2012 (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(471)	$1,546

Total intangible assets	$2,017	$(471)	$1,546

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The following is a summary of intangible assets, net at December 31, 2011 (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(269)	$1,748

Total intangible assets	$2,017	$(269)	$1,748

The Company recognized $0.2 million in amortization expense related to intangible assets for each of the years ended December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, there were no impairment charges recognized related to the Company’s intangible assets.

At December 31, 2012, the expected annual amortization expense of the intangible assets, net is $0.2 million beginning with the year ending December 31, 2013 and each subsequent year thereafter through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

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

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro, a privately held company. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. For the years ended December 31, 2012, 2011 and 2010, the Company has not received any royalty payments from Aduro pursuant to this agreement. As of December 31, 2012, the Company’s ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its consolidated balance sheet.

Note 10. Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued compensation and related costs	$2,692	$2,027
Accrued inventory costs	2,352	1,417
Accrued contract and other accrued expenses	2,575	2,381

Total accrued liabilities	$7,619	$5,825

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Note 11. Debt

Debt at December 31, 2012 consisted of the following (in thousands):

	December 31, 2012
	Principal	Unamortized Discount	Total
Comerica—Growth Capital Loan A, due 2015	$4,583	$(49)	$4,534
Comerica—Revolving Line of Credit, due 2014	3,190	0	3,190

Total debt	7,773	(49)	7,724
Less: debt—current	(4,857)	29	(4,828)

Debt—non-current	$2,916	$(20)	$2,896

Debt at December 31, 2011 consisted of the following (in thousands):

	December 31, 2011
	Principal	Unamortized Discount	Total
Comerica—Growth Capital Loan A, due 2015	$5,000	$(84)	$4,916
Comerica—Revolving Line of Credit, due 2014	2,300	0	2,300

Total debt	7,300	(84)	7,216
Less: debt—current	(2,554)	35	(2,519)

Debt—non-current	$4,746	$(49)	$4,697

Principal and interest payments on debt at December 31, 2012 are expected to be as follows for each of the following three years (in thousands):

Year ended December 31,
2013	$2,063
2014(1)	5,084
2015	1,334

(1)	Included outstanding revolving line of credit balance based on the Company’s obligation to repay the outstanding revolving line of credit balance at the end of the revolving line of credit term.

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At December 31, 2012 and 2011, the Company had $3.2 million and $2.3 million, respectively, outstanding under the RLOC. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both December 31, 2012 and 2011, the floating rate of the RLOC was at 4.75%. In September 2011, the Company incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, the Company incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. The Company will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of December 31, 2012, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

2010 Growth Capital Facility

In March 2010, the Company entered into a growth capital facility agreement with Oxford and immediately borrowed and issued a senior secured note for $5.0 million. The note carried a fixed interest rate of 12.04%, with interest—only payments due for the first nine months and then equal principal and interest payments for an additional 30 months. In connection with the issuance of the note, the Company paid an upfront facility fee of $0.1 million and

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

incurred closing costs of $0.1 million, which was recorded as a discount to the note and was amortized as a component of interest expense using the effective interest method over the term of the note (discount was based on an implied interest rate of 13.84%). In addition, the Company agreed to pay a $0.4 million closing fee upon maturity of the note, which was being accreted to interest expense using the effective interest method over the life of the note. For the year ended December 31, 2010, the Company also incurred a non-utilization fee of $0.1 million, which was recognized as an operating expense, as the Company had not drawn down on the additional $5.0 million available to be drawn between September 30, 2010 and December 31, 2010.

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

Note 12. Commitments and Contingencies

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

Future minimum non-cancelable lease payments under operating leases as of December 31, 2012 are as follows (in thousands):

Year ended December 31,
2013	$865
2014	838
2015	350
2016	45
2017	4

Total minimum non-cancellable lease payments	$2,102

Rent expense for office facilities was $0.6 million, $0.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Financed Leasehold Improvements

In December 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

remaining portion of the landlord financed leasehold improvements at such time. At December 31, 2012, the Company had an outstanding liability of $0.8 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.7 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company. The Company has paid $7.2 million, $3.6 million and $0.9 million for goods under agreements which are subject to minimum purchase commitments during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company has future minimum purchase commitments under these agreements of $2.5 million for the year ending December 31, 2013 and less than $0.1 million for each subsequent year thereafter through December 31, 2015.

Note 13. Stockholders’ Equity

Series B Convertible Preferred Stock

In March 1999, the Company issued 3,327 shares of the Company’s Series B convertible preferred stock to Fresenius. The Series B convertible preferred stock had no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B convertible preferred stock as to voting, liquidation or conversion or with respect to the determination of fair value of non-publicly traded shares received by the holder of Series B convertible preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder had the ability to convert each share of Series B convertible preferred stock into 100 shares of the Company’s common stock. The Company had the right to redeem the Series B convertible preferred stock prior to conversion for a payment of $9.5 million. In June 2012, Fresenius exercised its right to convert all 3,327 shares of the Company’s Series B convertible preferred stock. As a result, the Company issued 332,700 shares of its common stock to Fresenius and retired the outstanding Series B convertible preferred stock.

Common Stock and Associated Warrant Liability

In August 2009, the Company issued warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share (“2009 Warrants”). The 2009 Warrants are exercisable for a period of five years from the issue date. The fair value on the date of issuance of the 2009 Warrants was determined to be $2.8 million using the Black-Scholes model and/or binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 2.48%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 77%.

In November 2010, the Company received net proceeds of approximately $19.7 million, after deducting underwriting discounts and commissions and stock issuance costs of approximately $1.3 million, from an underwritten public offering of 7.4 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 1/2 of a share of common stock. Each unit was sold for $2.85, resulting in the issuance of 7.4 million shares of common stock and warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share (“2010 Warrants”). The warrants issued in November 2010 became exercisable on May 15, 2011 and are exercisable for a period of five years from the issue date. The fair value on the date of issuance of the 2010 Warrants was determined to be $5.8 million using the Black-Scholes model and/or binomial-lattice option valuation model and applying the following assumptions: (i) a risk-free rate of 1.23%, (ii) an expected term of 5.0 years, (iii) no dividend yield and (iv) a volatility of 85%.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

The fair value of the warrants at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
2009 Warrants	$2,009	$3,010
2010 Warrants	3,894	4,969

Total warrant liability	$5,903	$7,979

The fair value of the Company’s warrants was based on using the Black-Scholes model and/or binomial-lattice option valuation model and using the following assumptions at December 31, 2012 and 2011:

	December 31,
	2012	2011
2009 Warrants:
Expected term (in years)	1.65	2.65
Estimated volatility	45%	74%
Risk-free interest rate	0.25%	0.36%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	2.86	3.86
Estimated volatility	51%	70%
Risk-free interest rate	0.36%	0.60%
Expected dividend yield	0%	0%

The Company recorded non-cash gains of $2.1 million, $0.5 million and less than $0.1 million during the years ended December 31, 2012, 2011, and 2010, respectively, in “Revaluation of warrant liability” on the consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of warrant liability. In June 2012, 2010 Warrants to purchase 5,084 shares of common stock were exercised. At December 31, 2011, no warrants had been exercised.

Sales Agreements

The Company entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012 (collectively, the “MLV Agreement”), with MLV & Co. LLC, formerly McNicoll, Lewis &

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Vlak LLC (“MLV”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million through MLV. Under the MLV Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the MLV Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2011, approximately 3.5 million shares of the Company’s common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the year ended December 31, 2012, the Company sold approximately 3.1 million additional shares of its common stock under the MLV Agreement for aggregate net proceeds of $9.5 million. At December 31, 2012, the Company had less than $0.1 million of common stock available to be sold under the MLV Agreement.

The Company also entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Agreement”) in August 2012, with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. Under the Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2012, approximately 1.4 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $4.3 million. At December 31, 2012, the Company had approximately $25.5 million of common stock available to be sold under the Cantor Agreement.

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

Note 14. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Although the Purchase Plan provides for an offering period to be no more than 27 months, the Company currently allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date prior to 2012. Prior to June 6, 2012, the Purchase Plan, as amended by the Company’s stockholders, had authorized and provided for issuance an aggregate of 820,500 shares of common stock. On

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

June 6, 2012, the stockholders approved a further amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At December 31, 2012, the Company had 581,879 shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 1, 2011 and June 6, 2012, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 2,000,000 shares and 3,000,000 shares, respectively, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 13,540,940 shares. Awards under the 2008 Plan generally have a maximum term of 10 years from the date of the award. The 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant and will generally vest over four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At December 31, 2012, 50,000 performance-based stock options were outstanding, of which 50,000 were granted during the year ended December 31, 2011.

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

At December 31, 2012, the Company had an aggregate of approximately 12.9 million shares of its common stock remaining available for future issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 8.6 million shares were subject to outstanding options and other stock-based awards, and approximately 4.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2009	6,565	$7.38
Granted	981	2.90
Forfeited	(28)	3.03
Expired	(309)	19.20
Exercised	(202)	1.62

Balances at December 31, 2010	7,007	$6.42
Granted	2,169	2.36
Forfeited	(465)	2.45
Expired	(1,237)	11.52
Exercised	(112)	0.81

Balances at December 31, 2011	7,362	$4.70
Granted	1,782	3.68
Forfeited	(98)	2.78
Expired	(386)	30.44
Exercised	(156)	1.30

Balances at December 31, 2012	8,504	$3.40

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2012, 2011 and 2010, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2012
Stock options outstanding	8,504	$3.40	6.59	$5,433
Stock options vested and expected to vest	8,140	$3.42	6.49	$5,310
Stock options exercisable	5,150	$3.77	5.43	$3,582
Balances at December 31, 2011
Stock options outstanding	7,362	$4.70	6.66	$4,065
Stock options vested and expected to vest	6,900	$4.86	6.47	$3,835
Stock options exercisable	4,058	$6.70	5.00	$1,902
Balances at December 31, 2010
Stock options outstanding	7,007	$6.42	6.22	$2,761
Stock options vested and expected to vest	6,705	$6.60	6.08	$2,610
Stock options exercisable	4,323	$8.93	4.83	$922

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.2 million and $0.3 million, respectively.

Restricted Stock Units

The Company has previously granted restricted stock units primarily to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units generally vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term. The fair value of restricted stock units which vested during the years ended December 31, 2012, 2011 and 2010 was $0.04 million, $0.1 million and $0.05 million, respectively.

Activity under the Company’s equity incentive plans related to restricted stock units is set forth below:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balances at December 31, 2009	37,867	$6.45
Granted	76,532	1.85
Forfeited	0	0.00
Vested	(25,999)	6.20

Balances at December 31, 2010	88,400	$2.54
Granted	0	0.00
Forfeited	(17,727)	1.85
Vested	(37,378)	3.48

Balances at December 31, 2011	33,295	$1.85
Granted	2,000	3.03
Forfeited	0	0.00
Vested	(18,650)	1.98

Balances at December 31, 2012	16,645	$1.85

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense by caption:
Research and development	$554	$450	$376
Selling, general and administrative	1,987	1,400	1,452

Total stock-based compensation expense	$2,541	$1,850	$1,828

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2012, 2011

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

and 2010. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended December 31, 2012, 2011 and 2010 as the performance criteria was not probable of being achieved.

As of December 31, 2012, the Company expects to recognize the remaining unamortized stock-based compensation expense of $4.3 million related to non-vested stock options, net of estimated forfeitures, over an estimated remaining weighted average period of 2.47 years

Valuation Assumptions for Stock-based Compensation

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Expected Dividend Yield

The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero.

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Year Ended December 31,
	2012	2011	2010
Stock Options:
Expected term (in years)	5.54	5.30	5.40
Estimated volatility	67%	68%	82%
Risk-free interest rate	1.03%	1.23%	1.40%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.50	0.50	0.50
Estimated volatility	101%	48%	61%
Risk-free interest rate	0.14%	0.08%	0.89%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010, was $2.13 per share, $1.37 per share and $1.94 per share, respectively. The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2012 and 2010 was $3.03 per share and $1.85 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2012, 2011 and 2010, was $1.43 per share, $0.68 per share and $0.90 per share, respectively.

Note 15. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S.employees may make pre-tax dollar contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. The Company has not contributed to the 401(k) Plan during the years ended December 31, 2012, 2011 and 2010.

Note 16. Development and License Agreements

Agreements with Fresenius

The Company has certain agreements with Fresenius which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During the years ended December 31, 2012, 2011 and 2010, the Company made royalty payments to Fresenius of $2.7 million, $2.2 million and $2.0 million, respectively. At December 31, 2012 and December 31, 2011, the Company owed Fresenius $0.8 million and $0.7 million, respectively, for royalties.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

In December 2008, the Company extended its agreement with Fresenius to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fresenius a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fresenius of $12.2 million, $9.6 million and $8.6 million relating to the manufacturing of the Company products during the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, and December 31, 2011, the Company owed Fresenius $6.2 million and $3.4 million, respectively, for INTERCEPT disposable kits manufactured. In connection with the warranty claims incurred by the Company and remediation of those claims during the year ended December 31, 2012 (see Note 2 in the Notes to Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” for more detail), the Company filed a warranty claim against Fresenius. Fresenius has accepted the warranty claim and will supply the Company with replacement product or credit notes. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius.

Cooperative Agreements with the United States Armed Forces

Since February 2001, the Company had received awards under cooperative agreements with the Army Medical Research Acquisition Activity division of the Department of Defense. The Company received these awards in order to develop its pathogen inactivation technologies for the improved safety and availability of blood that may be used by the United States Armed Forces for medical transfusions. Under the terms of the cooperative agreements, the Company was conducting research on the inactivation of infectious pathogens in blood, including unusual viruses, bacteria and parasites that were of concern to the United States Armed Forces. This funding supported advanced development of the Company’s red blood cell system. The Company recognized $0.1 million, $2.4 million and $1.4 million of revenue under these agreements during the years ended December 31, 2012, 2011 and 2010, respectively. The Company has fully utilized the remaining availability under these existing agreements, accordingly the Company will not recognize any additional revenue associated with these agreements.

Note 17. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
U.S.	$(16,360)	$(17,461)	$(17,256)
Foreign	685	622	439

Loss before income taxes	$(15,675)	$(16,839)	$(16,817)

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The provision for income taxes for the years ended December 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision for income taxes:
Current:
Foreign	$180	$143	$94
Federal	0	0	0
State	0	0	0

Total Current	180	143	94
Deferred:
Foreign	0	0	0
Federal	48	0	0
State	14	0	0

Total Deferred	62	$0	$0

Provision for income taxes	$242	$143	$94

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax	($5,329)	($5,725)	($5,718)
Stock-based compensation	99	83	95
Lobbying expenses	51	112	112
Warrants	(706)	(165)	(13)
Research Grant	0	0	(166)
Gain on investment	0	0	(107)
Foreign rate differential	(53)	(68)	(56)
Expiration of federal net operating losses and credits - tax effected	4,352	1,744	(596)
Change in valuation allowance	1,761	4,158	6,544
Goodwill amortization	48	0	0
Other	19	4	(1)

Provision for income taxes	$242	$143	$94

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

rates. The significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$137,700	$137,800
Research and development credit carryforwards	30,800	31,400
Capitalized inventory costs	900	500
Inventory reserve	700	200
Capitalized research and development	9,100	10,300
Capitalized trademark	400	200
Capitalized revenue sharing rights	300	600
Asia license intangible	100	0
Deferred compensation	4,800	4,200
Accrued liabilities	100	400
Depreciation	1,300	1,400
Acqusition costs	200	200
Deferred tenant allowance	200	200
Capital loss carryforwards	3,900	3,900

Total deferred tax assets	190,500	191,300
Valuation allowance	(190,500)	(191,300)

Net deferred tax assets	$0	$0

Deferred tax liabilities:
Amortization of goodwill	$62	$0

Total deferred tax liabilities	$62	$0

The valuation allowance decreased by $0.8 million for the year ended December 31, 2012 and increased by $2.0 million and $7.2 million for the years ended December 31, 2011 and 2010, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The Company expects to maintain a full valuation allowance until circumstances change.

Undistributed earnings of the Company’s foreign subsidiary, Cerus Europe B.V., amounted to approximately $2.1 million at December 31, 2012. The earnings are considered to be permanently reinvested and accordingly, no deferred United States income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States income taxes. At the Federal statutory income tax rate of 34%, this would result in taxes of approximately $0.7 million. In the event all foreign undistributed earnings were remitted to the U.S., any incremental tax liability would be fully offset by the Company’s domestic net operating loss.

For the year ended December 31, 2012, the Company reported net losses of $15.9 million on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to temporary differences between book accounting and the respective tax laws.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $360.2 million and $293.2 million, respectively. The net operating loss carryforwards for federal and state will expire at various dates beginning in 2018 and 2013, respectively, and ending in 2032.

At December 31, 2012, the Company had federal research and development credit carryforwards of approximately $20.5 million that expire in various years between 2018 and 2032. The state research and development credits are approximately $15.6 million as of December 31, 2012 have an indefinite carryforward period.

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

The Company will recognize accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2012 and 2011. The Company’s tax years 1998 through 2012 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Note 18. Segment, Customer and Geographic Information

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the years ended December 31, 2012, 2011 and 2010 (in percentages):

	Year Ended December 31,
	2012	2011	2010
Etablissement Francais du Sang	20%	24%	20%
Movaco, S.A.	19%	21%	19%
Delrus Inc.	12%	12%	16%
Service Francophone du Sang *	*	*	12%

*	Represents an amount less than 10% of product revenue.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The Company also recognized government grants and cooperative agreements revenue which represented less than 1% of total revenue, 7% of total revenue and 6% of total revenue, during the years ended December 31, 2012, 2011 and 2010, respectively.

Net revenues by geographical location was based on the location of the customer, in the case of product revenues, and in the location of the collaboration partner, in the case of non-product revenues, during the years ended December 31, 2012, 2011 and 2010 and was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Product Revenue:
France	$7,321	$7,385	$4,432
Spain and Portugal	7,061	6,504	4,175
CIS	8,016	3,754	3,383
Belgium	4,016	3,703	3,710
Switzerland	3,866	3,315	1,330
Other countries	6,415	5,941	4,647

Total product revenue	36,695	30,602	21,677
Government grants and cooperative agreements:
United States	91	2,442	1,432

Total government grants and cooperative agreements	91	2,442	1,432

Total revenue	$36,786	$33,044	$23,109

Long-lived assets by geographical location, which consist of property and equipment, net, intangible assets, net, and certain other assets, at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
United States	$2,895	$3,299
Europe	349	650

Total long-lived assets	$3,244	$3,949

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Note 19. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands except per share amounts):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue:
Product revenue	$8,691	$9,224	$8,252	$10,528
Cost of product revenue	5,514	5,574	4,411	5,117

Gross profit on product revenue	3,177	3,650	3,841	5,411
Government grants and cooperative agreements revenue	91	0	0	0
Operating expenses:
Research and development	1,824	1,712	1,903	2,164
Selling, general and administrative	5,966	6,686	6,219	6,794
Amortization of intangible assets	50	51	50	51

Total operating expenses	7,840	8,449	8,172	9,009

Loss from operations	(4,572)	(4,799)	(4,331)	(3,598)
Total non-operating income (expense), net	(4,227)	2,933	926	1,993

Loss before income taxes	(8,799)	(1,866)	(3,405)	(1,605)
Provision for income taxes	35	41	55	111

Net loss	$(8,834)	$(1,907)	$(3,460)	$(1,716)

Net loss per common share:
Basic	$(0.17)	$(0.04)	$(0.06)	$(0.03)
Diluted	$(0.17)	$(0.10)	$(0.08)	$(0.07)

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue:
Product revenue	$6,183	$6,753	$7,770	$9,896
Cost of product revenue	3,529	4,074	4,726	6,206

Gross profit on product revenue	2,654	2,679	3,044	3,690
Government grants and cooperative agreements revenue	436	0	1,479	527
Operating expenses:
Research and development	1,808	1,994	1,814	1,562
Selling, general and administrative	5,528	6,207	5,380	5,938
Amortization of intangible assets	50	51	51	50

Total operating expenses	7,386	8,252	7,245	7,550

Loss from operations	(4,296)	(5,573)	(2,722)	(3,333)
Total non-operating income (expense), net	(779)	(809)	5,026	(4,353)

Income (loss) before income taxes	(5,075)	(6,382)	2,304	(7,686)
Provision for income taxes	23	27	44	49

Net income (loss)	$(5,098)	$(6,409)	$2,260	$(7,735)

Net income (loss) per common share:
Basic	$(0.11)	$(0.13)	$0.05	$(0.16)
Diluted	$(0.11)	$(0.13)	$0.05	$(0.16)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 12th day of March, 2013.

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

Signature	Title	Date

/S/ WILLIAM M. GREENMAN William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013

/S/ KEVIN D. GREEN Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 12, 2013

/S/ B. J. CASSIN B. J. Cassin	Chairman of the Board of Directors	March 12, 2013

/S/ TIMOTHY B. ANDERSON Timothy B. Anderson	Director	March 12, 2013

/S/ LAURENCE M. CORASH, M.D. Laurence M. Corash, M.D.	Director	March 12, 2013

/S/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 12, 2013

/S/ GAIL SCHULZE Gail Schulze	Director	March 12, 2013

/S/ DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	Director	March 12, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (21)†	Asset Purchase and Redemption Agreement by and between Cerus Corporation and BioOne Corporation, dated as of August 24, 2010.

3.1 (32)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (32)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (32)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (10)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (1)	Specimen Stock Certificate.

4.2 (16)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (18)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (17)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (22)	Form of 2010 Warrant to Purchase Common Stock.

Supply and/or Manufacturing Agreements

10.1 (8)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2 (8)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.3 †	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

10.4 (12)†	Amended and Restated Manufacturing and Supply Agreement, dated December 12, 2008, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Fenwal, Inc.).

10.5 (12)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.6 (26)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

Loan and Security Agreements

10.7 (26)†	Loan and Security Agreement, dated as of September 30, 2011, by and between Cerus Corporation and Comerica Bank.

10.8 (30)†	First Amendment to Loan and Security Agreement, dated as of December 13, 2011, by and between Cerus Corporation and Comerica Bank.

10.9 (30)	Second Amendment to Loan and Security Agreement, dated as of June 30, 2012, by and between Cerus Corporation and Comerica Bank.

Exhibit Number	Description of Exhibit

Real Estate Lease Agreements

10.10 (4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.11(11)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.12(19)	Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

Employment Agreements or Offer Letters

10.13(7)*	Offer Letter to Gail Schulze, dated October 15, 2007.

10.14(23)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.15 *	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.16(20)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.17(33)*	Amended and Restated Employment Agreement with Howard G. Ervin, dated January 15, 2013.

10.18(16)*	Employment Letter for Kevin D. Green dated May 1, 2009.

10.19(27)*	Employment Agreement for Caspar Hogeboom dated March 6, 2006.

10.20(27)*	Promotion Letter for Caspar Hogeboom dated December 11, 2009 and executed on September 21, 2010.

10.21(27)*	Addendum to Employment Agreement for Caspar Hogeboom dated February 17, 2011.

10.22(27)*	Healthcare Contribution Letter for Caspar Hogeboom dated December 18, 2007.

10.23(27)*	Home Telephone and Internet Expenses Letter for Caspar Hogeboom dated January 11, 2012.

10.24 *	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

Stock Plans and Related Forms

10.25 (1)*	1996 Equity Incentive Plan.

10.26 (1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.27 (1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.28 (1)*	1996 Employee Stock Purchase Plan.

10.29(30)*	Employee Stock Purchase Plan, as amended, effective June 6, 2012.

10.30 (2)*	1998 Non-Officer Stock Option Plan.

10.31 (3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.32 (5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.33 (9)*	2008 Equity Incentive Plan, approved by stockholders June 2, 2008.

10.34(25)*	2008 Equity Incentive Plan, as amended, reapproved by stockholders June 1, 2011.

Exhibit Number	Description of Exhibit

10.35(30)*	2008 Equity Incentive Plan, as amended, effective June 6, 2012.

10.36(29)*	Form of Option Agreement for employees under the 2008 Equity Incentive Plan, as amended.

10.37(29)*	Form of Option Agreement for non-employee directors under the 2008 Equity Incentive Plan, as amended.

10.38(29)*	Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan, as amended.

Other Compensatory Plans or Agreements

10.39*	Bonus Plan for Senior Management of Cerus Corporation, as amended March 3, 2010.

10.40(13)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.41(15)*	Form of Severance Benefits Agreement.

10.42*	2012 and 2013 Executive Officer Compensation Arrangements.

10.43(27)*	Non-Employee Director Compensation Policy.

10.44(29)*	International Bonus Plan.

Other Material Agreements

10.45(24)	At-The-Market-Issuance Sales Agreement, dated June 3, 2011, by and between Cerus Corporation and MLV & Co. LLC.

10.46(28)	Amendment to At-The-Market-Issuance Sales Agreement, dated January 4, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.47(31)	Amendment No. 2 to At-The-Market-Issuance Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and MLV & Co. LLC.

10.48(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.49(14)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.50(17)	Form of Subscription Agreement.

10.51(31)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.52(19)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.53(19)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.55 (6)†	Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(35)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(34)	XBRL Instance Document

101.SCH(34)	XBRL Taxonomy Extension Schema Document

101.CAL(34)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(34)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(34)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(34)	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibits are subject to a confidential treatment order.
*	Compensatory Plan.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2007.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2008.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.
(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.
(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2009.
(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.
(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 30, 2010.
(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.
(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2011.
(25)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2011.
(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.
(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2011.
(28)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A, filed with the SEC on January 6, 2012.
(29)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.
(30)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012.
(31)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.
(32)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.
(33)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 17, 2013.
(34)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(35)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant’s under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.