Form 10-Q
period 2013-03-31
CERUS CORP
filed 2013-05-03
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 24, 2013, there were 69,716,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$69,163	$26,696
Accounts receivable	4,733	4,444
Inventories	11,756	10,180
Prepaid expenses	1,370	638
Other current assets	418	2,038

Total current assets	87,440	43,996
Non-current assets:
Property and equipment, net	1,595	1,698
Goodwill	1,316	1,316
Intangible assets, net	1,496	1,546
Restricted cash	302	304
Other assets	58	59

Total assets	$92,207	$48,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,887	$7,186
Accrued liabilities	8,149	7,619
Deferred revenue	174	77
Debt - current	4,470	4,828
Warrant liability	10,976	5,903

Total current liabilities	27,656	25,613
Non-current liabilities:
Debt - non-current	2,485	2,896
Deferred income taxes	69	62
Other non-current liabilities	1,209	1,241

Total liabilities	31,419	29,812
Commitments and contingencies
Stockholders’ equity:
Common stock	70	56
Additional paid-in capital	530,822	478,903
Accumulated deficit	(470,104)	(459,852)

Total stockholders’ equity	60,788	19,107

Total liabilities and stockholders’ equity	$92,207	$48,919

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product revenue	$9,733	$8,691
Cost of product revenue	5,090	5,514

Gross profit on product revenue	4,643	3,177
Government grants and cooperative agreements revenue	0	91
Operating expenses:
Research and development	2,700	1,824
Selling, general and administrative	6,853	5,966
Amortization of intangible assets	50	50

Total operating expenses	9,603	7,840

Loss from operations	(4,960)	(4,572)

Non-operating expense, net:
Loss from revaluation of warrant liability	(5,073)	(4,461)
Foreign exchange gain (loss)	(54)	371
Interest expense	(131)	(139)
Other income, net	17	2

Total non-operating expense, net	(5,241)	(4,227)

Loss before income taxes	(10,201)	(8,799)
Provision for income taxes	51	35

Net loss	$(10,252)	$(8,834)

Net loss per common share:
Basic	$(0.17)	$(0.17)
Diluted	$(0.17)	$(0.17)
Weighted average common shares outstanding used for calculating net loss per common share:
Basic	59,730	53,088
Diluted	59,730	53,088

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(10,252)	$(8,834)
Other comprehensive loss	0	0

Comprehensive loss	$(10,252)	$(8,834)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(10,252)	$(8,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	208
Stock-based compensation	713	542
Changes in revaluation of warrant liability	5,073	4,461
Non-cash interest expense	4	6
Deferred income taxes	7	0
Loss on disposal	56	0
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(289)	1,074
Inventories	(1,624)	(2,467)
Other assets	910	(124)
Accounts payable	(3,299)	(530)
Accrued liabilities	85	1,674
Deferred revenue	97	86

Net cash used in operating activities	(8,352)	(3,904)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(26)	(2)
Purchases of certain other assets	0	(2)
Maturities of investments	0	200

Net cash provided by (used in) investing activities	(26)	196
Financing activities
Net proceeds from equity incentive plans	152	77
Net proceeds from public offering	51,502	9,612
Proceeds from revolving line of credit	526	0
Payments on debt, revolving line of credit and landlord provided leasehold incentives	(1,335)	(29)

Net cash provided by financing activities	50,845	9,660

Net increase in cash and cash equivalents	42,467	5,952
Cash and cash equivalents, beginning of period	26,696	25,497

Cash and cash equivalents, end of period	$69,163	$31,449

Supplemental disclosures:
Cash paid for interest	$78	$83
Cash paid for income taxes	$26	$10

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, which were included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 12, 2013. The accompanying balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three months ended March 31, 2013 and 2012 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

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

At March 31, 2013 and December 31, 2012, the Company had $0.2 million and $0.1 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

Short-Term Investments

Investments with original maturities of greater than three months but less than one year from the date of purchase as well as available-for-sale investments with original maturities of greater than one year from the date of purchase, which included United States government agency securities, are classified as short-term investments. In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheets and/or in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s condensed consolidated statements of comprehensive income (loss). Realized gains and losses from the sale or maturity of available-for-sale investments are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest expense.

The Company also reviews its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s condensed consolidated balance sheets. The Company also has certain non-US dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign regulatory requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, and cash equivalents are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2013, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

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

The Company had four customers and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at March 31, 2013, and December 31, 2012, respectively. These customers cumulatively represented approximately 63% and 59% of the Company’s outstanding trade receivables at March 31, 2013, and December 31, 2012, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2013, and December 31, 2012, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fresenius, Inc. (“Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2013, and December 31, 2012, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company’s limited history selling the INTERCEPT Blood System limits the amount of historical data the Company has to perform this analysis. Generally, the Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2013, and December 31, 2012, the Company had $0.4 million and $0.3 million, respectively, reserved for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

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

Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one segment and has one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2013, and 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of $(0.1) million and $0.4 million during the three months ended March 31, 2013, and 2012, respectively.

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

Diluted net loss per common share used the same weighted average number of common shares outstanding for the three months ended March 31, 2013, and 2012, as calculated for the basic net loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive. In addition, certain potential dilutive securities were excluded from the dilution calculation for the three months ended March 31, 2013, and 2012, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2013, and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator for Basic and Diluted:
Net loss	$(10,252)	$(8,834)
Denominator:
Basic weighted average number of common shares outstanding	59,730	53,088
Effect of dilutive potential common shares resulting from convertible preferred stock, stock options, restricted stock units, warrants and employee stock purchase plan rights	0	0

Diluted weighted average number of common shares outstanding	59,730	53,088

Net loss per common share:
Basic	$(0.17)	$(0.17)
Diluted	$(0.17)	$(0.17)

The table below presents common shares underlying stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2013 and 2012 (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of anti-dilutive potential common shares	15,531	14,399

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. During the year ended December 31, 2012, the Company provided for warranty obligations related to replacement costs for certain of its products that the Company identified were defective or had the potential of being defective. In connection with the warranty obligations provided for in relation to certain of its products during the year ended December 31, 2012, the Company filed a warranty claim against Fresenius, which Fresenius accepted. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius as Fresenius will supply the Company with replacement products or credit notes for those defective or potentially defective products. The Company also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius as of December 31, 2012. As of March 31, 2013, the Company’s warranty claim against Fresenius is $0.3 million and all unsalable inventory has been returned. During the three months ended March 31, 2013, the Company identified a separate production defect related to unsold inventory. The Company’s third party manufacturer has taken responsibility for the cost of replacing such damaged goods, therefore, the Company has borne no costs associated with these defects. Prior to these incidents, there have been very few warranty costs incurred. As a result, the Company had not accrued for any potential future warranty costs at March 31, 2013. In addition, the Company believes that the defective products and those that had the potential of being defective identified during the year ended December 31, 2012 are isolated.

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

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending March 31, 2013 that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, under Note 2 in the Notes to Consolidated Financial Statements.

Reclassification

Certain amounts from the prior period relating to ‘‘Foreign exchange gain (loss)’’ and ‘‘Provision for income taxes’’ have been reclassified from ‘‘Other income, net’’ to conform to the current period presentation.

Note 2. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$53,569	$53,569	$—	$—

Total financial assets	$53,569	$53,569	$—	$—

Warrant liability	$10,976	$—	$—	$10,976

Total financial liabilities	$10,976	$—	$—	$10,976

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$10,268	$10,268	$0	$0

Total financial assets	$10,268	$10,268	$0	$0

Warrant liability	$5,903	$0	$0	$5,903

Total financial liabilities	$5,903	$0	$0	$5,903

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2012 to March 31, 2013 was as follows (in thousands):

Balance at December 31, 2012	$5,903
Increase in fair value of warrants	5,073

Balance at March 31, 2013	$10,976

See Note 1 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2013.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2013 (in thousands):

	March 31, 2013
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$53,569	$0	$53,569

Total available-for-sale securities	$53,569	$0	$53,569

The following is a summary of available-for-sale securities at December 31, 2012 (in thousands):

	December 31, 2012
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$10,268	$0	$10,268

Total available-for-sale securities	$10,268	$0	$10,268

Available-for-sale securities at March 31, 2013 and December 31, 2012 consisted of the following by original contractual maturity (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$53,569	$53,569	$10,268	$10,268
Due greater than three years and less than five years	0	0	0	0

Total cash equivalents and short-term investments	$53,569	$53,569	$10,268	$10,268

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three months ended March 31, 2013 and 2012, respectively. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2013 and 2012.

Note 4. Inventories

Inventories at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Work-in-process	$3,865	$3,551
Finished goods	7,891	6,629

Total inventories	$11,756	$10,180

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three months ended March 31, 2013, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2013, unless indicators of impairment are identified prior to that date. As of March 31, 2013 the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at March 31, 2013 (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(521)	$1,496

Total intangible assets	$2,017	$(521)	$1,496

The following is a summary of intangible assets, net at December 31, 2012 (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(471)	$1,546

Total intangible assets	$2,017	$(471)	$1,546

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, there were no impairment charges recognized related to the acquired intangible assets.

At March 31, 2013, the expected annual amortization expense of the intangible assets, net is $0.15 million for the remaining nine months of 2013, $0.2 million each subsequent year thereafter beginning with the year ending December 31, 2014 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of March 2013, the Company’s ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheet. As of March 31, 2013 the Company has not received any royalties under this agreement.

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and related costs	$1,450	$2,692
Accrued inventory costs	3,965	2,352
Accrued contract and other accrued expenses	2,734	2,575

Total accrued liabilities	$8,149	$7,619

Note 8. Debt

Debt at March 31, 2013 consisted of the following (in thousands):

	March 31, 2013
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$4,167	$(40)	$4,127
Comerica - Revolving Line of Credit, due 2014	2,828	0	2,828

Total debt	6,995	(40)	6,955
Less: debt - current	(4,495)	25	(4,470)

Debt - non-current	$2,500	$(15)	$2,485

Debt at December 31, 2012 consisted of the following (in thousands):

	December 31, 2012
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$4,583	$(49)	$4,534
Comerica - Revolving Line of Credit, due 2014	3,190	0	3,190

Total debt	7,773	(49)	7,724
Less: debt - current	(4,857)	29	(4,828)

Debt - non-current	$2,916	$(20)	$2,896

Principal and interest payments on debt at March 31, 2013 are expected to be as follows for each of the following three years (in thousands):

Year ended December 31,
2013 (remaining nine months) (2)	$1,541
2014 (1) (2)	4,722
2015 (2)	1,334

(1)	Included outstanding revolving line of credit balance based on the Company’s obligation to repay the outstanding revolving line of credit balance at the end of the revolving line of credit term.
(2)	In April 2013, the Company repaid the Growth Capital Loan and all associated accrued interest, as well as a scheduled final payment fee of $0.05 million. These amounts in aggregate were $4.2 million.

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

Growth Capital Loan

Concurrent with the execution of the original loan and security agreement in September 2011, the Company borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay the Company’s prior debt with Oxford Finance Corporation (“Oxford”), with the remainder used for general corporate purposes. The Growth Capital Loan, which was scheduled to mature on September 30, 2015, and bore a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months. In April 2013, the Company repaid in full the Growth Capital Loan balance and all accrued interest as well as a scheduled final payment fee of $0.05 million, in an aggregate amount of $4.2 million. The Company has no further obligations under the Growth Capital Loan.

In September 2011, the Company incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to its Growth Capital Loan and were being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan (discount was based on an implied interest rate of 7.07%). The Company was also required to make a final payment fee of 1% of the amounts drawn under the Growth Capital Loan due on its prepayment of the Growth Capital Loan. The final payment fee was accreted to interest expense using the effective interest method over the life of the Growth Capital Loan upon draw. The remaining unaccreted balance of the final payment fee and unamortized discount will be taken as an interest charge in April 2013 in connection with the repayment of that loan.

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At March 31, 2013, and December 31, 2012, the Company had $2.8 million and $3.2 million, respectively, outstanding under the RLOC. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both March 31, 2013, and December 31, 2012, the floating rate of the RLOC was at 4.75%. In September 2011, the Company incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, the Company incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. The Company will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2013, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

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

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2013, the Company had an outstanding liability of $0.8 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.7 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

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

The fair value of the warrants at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
2009 Warrants	$4,084	$2,009
2010 Warrants	6,892	3,894

Total warrant liability	$10,976	$5,903

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
2009 Warrants:
Expected term (in years)	1.40	1.65
Estimated volatility	40%	45%
Risk-free interest rate	0.25%	0.25%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	2.61	2.86
Estimated volatility	48%	51%
Risk-free interest rate	0.36%	0.36%
Expected dividend yield	0%	0%

The Company recorded non-cash losses of $5.1 million and of $4.5 million during the three months ended March 31, 2013, and 2012, respectively, in “Loss from Revaluation of warrant liability” on the condensed consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of warrant liability. In June 2012, the 2010 Warrants to purchase 5,084 shares of common stock were exercised.

Sales Agreements

The Company entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012 (collectively, the “MLV Agreement”), with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million through MLV. Under the MLV Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the MLV Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. Over the term of the MLV Agreement, approximately 6.6 million shares of the Company’s common stock were sold under the MLV Agreement for aggregate net proceeds of $19.2 million. At March 31, 2013, the Company had less than $0.1 million of common stock available to be sold under the MLV Agreement. During the three months ended March 31, 2013, the Company had no sales of its common stock under the MLV Agreement.

The Company also entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Agreement”) in August 2012, with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. Under the Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2012, approximately 1.4 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $4.3 million. During the three months ended March 31, 2013, approximately 3.8 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $13.0 million. At March 31, 2013, the Company had approximately $12.5 million of common stock available to be sold under the Cantor Agreement.

Public Offering of Common Stock

The Company completed a public offering of common stock on March 19, 2013. As a result of this offering, the Company issued approximately 8.3 million shares of its common stock at $4.20 per share. The Company provided the underwriters an overallotment of an additional approximately 1.3 million shares of its common stock, which was fully subscribed. Combined gross proceeds for the offering were approximately $40.3 million. Net proceeds to the Company were approximately $38.0 million after underwriters’ discount of approximately $1.8 million and offering costs of approximately $0.5 million.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012, the stockholders approved an amendment to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 shares, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 13,540,940 shares. At March 31, 2013, the Company had an aggregate of approximately 12.8 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 10.7 million shares were subject to outstanding options and other stock-based awards, and approximately 2.1 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At March 31, 2013, the Company had approximately 0.6 million shares available for future issuance under the Purchase Plan.

The Company has granted restricted stock units primarily to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units generally vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term. At March 31, 2013, all restricted stock units were fully vested.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2012	8,504	$3.40
Granted	2,299	3.58
Forfeited	(30)	2.98
Expired	(43)	7.91
Exercised	(67)	2.23

Balances at March 31, 2013	10,663	$3.43

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense by caption:
Research and development	$87	$131
Selling, general and administrative	626	411

Total stock-based compensation expense	$713	$542

The Company did not record any stock-based compensation associated with performance-based stock options during the three months ended March 31, 2013 and 2012 as the performance criteria was not probable of being achieved. Performance-based stock options of 50,000 remained outstanding at March 31, 2013.

Note 12. License Agreements

The Company has certain agreements with Fresenius which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During the three months ended March 31, 2013, and 2012, the Company made royalty payments to Fresenius of $0.8 million and $0.7 million, respectively. At March 31, 2013, and December 31, 2012, the Company owed Fresenius $0.7 million and $0.8 million, respectively, for royalties.

In December 2008, the Company extended its agreement with Fresenius to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fresenius a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fresenius of $3.9 million and $3.6 million relating to the manufacturing of the Company products during the three months ended March 31, 2013, and 2012, respectively. At March 31, 2013, and December 31, 2012, the Company owed Fresenius $3.9 million and $6.2 million, respectively, for INTERCEPT disposable kits manufactured. In connection with the warranty claims incurred by the Company and remediation of those claims during the year ended December 31, 2012 (see Note 1 in the Notes to Condensed Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” for more detail), the Company filed a warranty claim against Fresenius. Fresenius accepted the warranty claim and has or will supply the Company with replacement product or credit notes. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius as Fresenius will supply the Company with replacement products or credit notes for those defective or potentially defective products. The Company also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius as of December 31, 2012. As of March 31, 2013 the Company’s warranty claim against Fresenius is $0.3 million and all unsalable inventory has been returned.

During the three months ended March 31, 2013, the Company identified a production defect related to certain lots of Fresenius manufactured INTERCEPT Plasma Processing sets, caused by defective valves purchased by Fresenius. The Company and Fresenius agreed that Fresenius is fully liable for the impacted inventory and that Fresenius will re-inspect, re-work, re-package and return all inventory to the Company at Fresenius’ expense. At March 31, 2013 the Company had not sold any of the affected inventory to customers, nor had any of the inventory been returned to Fresenius. Accordingly, at March 31, 2013 the Company reclassified from inventory approximately $0.4 million and $0.5 million to prepaid expenses and accounts payable, respectively, to properly reflect impacted units that the Company had either paid Fresenius for or had received invoices for. The Company and Fresenius do not believe that any additional product lots are impacted by this defect.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three months ended March 31, 2013 and 2012 (in percentages):

	Three Months Ended March 31,
	2013	2012
Delrus Inc.	19%	17%
Movaco, S.A.	16%	18%
Etablissement Francais du Sang	16%	30%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may occur in future periods.

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

The United States Food and Drug Administration, or FDA, accepted our proposed modular Premarket Approval Application, or PMA, shell for review of our plasma system. We will proceed with a modular PMA approach, in which we will submit sections, or modules, of the PMA at different times and the compilation of these sections or modules will become a complete PMA. We believe that the modular approach increases the likelihood that we will be able to resolve any deficiencies identified by FDA earlier in the review process. Based on our recent discussions with the FDA, we believe that our existing clinical data is sufficient for the clinical requirements of the PMA submission process. In February 2013, we also reached agreement with the FDA regarding our platelet system. The FDA indicated that our existing clinical trial and European haemovigilance data will be sufficient to submit a proposal for a modular PMA submission for the platelet system without the need to complete additional Phase III clinical trials at this time, however, the FDA has indicated that we will need to commit to post-marketing studies. In March 2013, the FDA approved the proposed PMA shell for the plasma system. The submission of the PMA modules for both our plasma and platelet system, will result in increased research and development expenses in future periods. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials to support approval in the United States would be subject to the sufficiency of our existing cash resources, our ability to generate sufficient cash flows from our operations, or obtain adequate funding from external sources before we initiate any additional trials.

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

We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. Although our revenues have grown over time and increased during the three months ended March 31, 2013 as compared to March 31, 2012, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

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

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of March 31, 2013, our ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our consolidated balance sheet.

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

During the three months ended March 31, 2013, we identified a production defect related to certain lots of Fresenius manufactured INTERCEPT Plasma Processing sets, caused by defective valves purchased by Fresenius. We and Fresenius agreed that Fresenius is fully liable for the impacted inventory and that Fresenius will re-inspect, re-work, re-package and return all inventory to us at Fresenius’ expense. At March 31, 2013, we had not sold any of the affected inventory to customers, nor had any of the inventory been returned to Fresenius. Accordingly, at March 31, 2013, we reclassified from inventory approximately $0.4 million and $0.5 million to prepaid expenses and accounts payable, respectively, to properly reflect impacted units that we had either paid Fresenius for or had received invoices for. We and Fresenius do not believe that any additional product lots are impacted by this defect.

During the year ended December 31, 2012, we provided for warranty obligations of $0.9 million related to replacement costs for certain of our products that we identified were defective or had the potential of being defective. In connection with the warranty claims incurred by us and remediation of those claims during the year ended December 31, 2012, we filed a warranty claim against Fresenius. Fresenius accepted the warranty claim and has or will supply us with replacement product or credit notes. As a result, we recorded a current asset of $1.8 million on our consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius as Fresenius will supply us with replacement products or credit notes for those defective or potentially defective products. We also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius as of December 31, 2012. As of March 31, 2013, our warranty claim against Fresenius is $0.3 million and all unsalable inventory has been returned.

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

We entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012, or collectively the MLV Agreement, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor Agreement, in August 2012, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the year ended December 31, 2012, we sold an aggregate of approximately 4.5 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $13.8 million. During the three months ended March 31, 2013, we sold an aggregate of approximately 3.8 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $13.0 million. At March 31, 2013, we had less than $0.1 million and approximately $12.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively.

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or collectively, the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn against our revolving line of credit and had an outstanding balance of $2.8 million at March 31, 2013. In April 2013, we repaid in full the Growth Capital Loan balance and all accrued interest, as well as a scheduled final payment, in an aggregate amount of $4.2 million. We have no further obligations under the Growth Capital Loan.

Public Offering of Common Stock

We completed a public offering of common stock on March 19, 2013. As a result of this offering, we issued approximately 8.3 million shares of common stock at $4.20 per share. We provided the underwriters an overallotment of an additional approximately 1.3 million shares of common stock, which was fully subscribed. Combined gross proceeds for the offering were approximately $40.3 million. Net proceeds to us were approximately $38.0 million after underwriters’ discount of approximately $1.8 million and offering costs of approximately $0.5 million.

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

•Goodwill and intangible assets—In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. Effective January 1, 2012, the test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2012, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the three months ended March 31, 2013. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the three months ended March 31, 2013, which would require us to test the recoverability of our intangible assets.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	Change
Product revenue	$9,733	$8,691	$1,042	12%
Government grants and cooperative agreements revenue	0	91	(91)	(100)%

Total revenue	$9,733	$8,782	$951	11%

Product revenue increased by $1.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily as a result of higher sales volume of our illuminator devices sold to distributors. These sales were predominately generated by our distributors penetrating markets in Europe, the CIS, and the Middle East not previously utilizing the INTERCEPT Blood System. Additionally, higher average selling prices for both disposable kits as well as illuminator devices contributed to the increase in revenue.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

There was no revenue derived from government grants and cooperative agreements during the three months ended March 31, 2013. As of March 31, 2012 we had exhausted the amounts available under our DoD grant, and do not expect any revenue from government grants and cooperative agreements for the foreseeable future.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	Change
Cost of product revenue	$5,090	$5,514	$(424)	(8)%

Cost of product revenue decreased by $0.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was the result of favorable manufacturing variances realized during the three months ended March 31, 2013 from 2012 production compared to unfavorable manufacturing variances realized during the three months ended March 31, 2012. Also contributing to the decrease were lower scrap charges taken for certain components which were determined to be unusable in the three months ended March 31, 2013 when compared to the same period in 2012, as a result of non-routine scrap activity during 2012 that did not recur during the three months ended March 31, 2013. These decreases were partially offset by higher cost from the suppliers of our products. We anticipate our cost of product revenue will increase in the future as a result of increased product sales.

Our realized gross margins on product sales were 48% during the three months ended March 31, 2013, up from 37% during the three months ended March 31, 2012. Gross margins during the three months ended March 31, 2013 were favorably impacted as compared to the comparable period in 2012 as a result of favorable manufacturing variances and lower scrap charges, partially offset by an increase in the standard cost used.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	Change
Research and development	$2,700	$1,824	$876	48%

Research and development expenses increased $0.9 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increased focus on the clinical trials for our red blood cell system and pursuing FDA approval for the platelet and plasma systems in the U.S. We anticipate our research and development spending will continue to increase over the near term as we expect to initiate planned Phase III clinical trials for our red blood cell system in Europe. In addition, we plan to perform certain additional in vitro studies and clinical development in the United States which would result in increased research and development spending. Subject to our ability to fund further studies, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States, including our modular PMA submission for our plasma system and a planned modular PMA submission for our platelet system. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; which is discussed in further detail under “Item 1A – Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including certain countries in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility and infrastructure related expenses, and insurance premiums.

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative	$6,853	$5,966	$887	15%

Selling, general, and administrative expenses increased by $0.9 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to increased spending related to general corporate services, including legal fees, and higher stock-based compensation charges, and to a lesser extent, higher workforce costs.

We anticipate that selling, general and administrative expenses may increase over time, as we expand our U.S. commercial buildout and engage in preparatory marketing activities in the markets where we currently sell our products and as we potentially expand commercialization efforts into new geographies.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	Change
Amortization of intangible assets	$50	$50	$0	0%

Amortization of intangible assets remained flat during the three months ended March 31, 2013 compared to the three months ended March 30, 2012.

Non-Operating Expense, net

Non-operating expense, net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, interest earned from our short-term investment portfolio, (included in Other income, net) and other non-operating gains and losses.

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	Change
Loss from revaluation of warrant liability	$(5,073)	$(4,461)	$(612)	14%
Foreign exchange gain (loss)	(54)	371	(425)	(115)%
Interest expense	(131)	(139)	8	(6)%
Other income, net	17	2	15	750%

Total non-operating expense, net	$(5,241)	$(4,227)	$(1,014)	24%

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants, which uses the Black-Scholes model and/or binomial-lattice option-pricing model, is classified as a liability on the condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

Loss from revaluation of warrant liability increased by $0.6 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrant.

Foreign exchange gain (loss)

Foreign exchange gain (loss) declined by $0.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which was primarily attributable to unfavorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense was relatively consistent during the three months ended March 31, 2013 and 2012.

Other income, net

Other income, net was relatively consistent during the three months ended March 31, 2013 and 2012.

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

Provision for Income Taxes

For the three months ended March 31, 2013 and 2012, the provision for income taxes primarily consists of a provision for foreign taxes. In the three months ended March 31, 2013 and 2012, we recorded a provision for income taxes of $0.05 million and $0.03 million, respectively, representing effective tax rates of 0.5% and 0.4%, respectively. Due to our history of cumulative operation losses, management concludes that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2013.

As of March 31, 2013, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $69.2 million. Our cash equivalents primarily consist of money market instruments, and are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2013 compared to $3.9 million during the three months ended March 31, 2012. The increase in net cash used in operating activities was primarily related to the decrease in accounts payable during the three months ended March 31, 2013 relative to the same period in 2012 and to a lesser extent an increase in accounts receivable. Those changes were partially offset by a lower rate of inventory build during the three months ended March 31, 2013 compared to the same period in 2012.

Investing Activities

Net cash provided by investing activities was relatively consistent during both the three months ended March 31, 2013 and 2012.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 was $50.8 million compared to $9.7 during the three months ended March 31, 2012. The increase in financing activities was primarily due to proceeds received from our underwritten common stock offering which generated $38.0 million (net of $1.8 million in underwriter’s discount and 0.5 million in offering costs) and an additional $13.0 million received from sales of our common stock offerings pursuant to the Cantor Agreement, offset slightly by repayment of debt principal.

Working Capital

Working capital increased to $59.8 million at March 31, 2013, from $18.4 million at December 31, 2012, primarily due to higher balances in cash and investments, which were substantially derived from net cash proceeds received from the sale of our common stock pursuant to the underwritten public offering and the sales of common stock under our Agreement with Cantor and partially offset by cash used for our operations. Working capital was also impacted by increases in our accounts receivables due to timing of cash collection from our customers, decreases in the combined total for our accounts payable and accrued liabilities balance as a result of the timing of payments to our vendors, increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain, and an increase in our non-cash liability for warrants.

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

The offering of common stock pursuant to each Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable Sales Agreement and (2) termination of that Sales Agreement. Each Sales Agreement may be terminated by MLV or Cantor, as applicable, or us at any time upon 10 days notice to the other party, or by MLV or Cantor, as applicable, at any time in certain circumstances, including our undergoing a material adverse change. We pay MLV an aggregate commission rate equal to 3% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement, and we pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Cantor Agreement. During the two years ended December 31, 2012, we sold an aggregate of approximately 8.0 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $23.5 million. During the three months ended March 31, 2013, we sold approximately 3.8 million shares under the Cantor Agreement for aggregate net proceeds of $13.0 million. At March 31, 2013, we had less than $0.1 million and approximately $12.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively, subject to the continued effectiveness of our shelf registration statement referred to below.

In December 2011, we filed a shelf registration statement on Form S-3 to offer and sell up to $150.0 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the Sales Agreements following the effectiveness of the shelf registration statement and in the March 2013 underwritten offering. The registration statement was declared effective in January 2012 and expires in January 2015.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2013 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$6,220	$5,668	$552	$0	$0
Operating leases	1,927	879	1,016	32	0
Other commitments	1,067	254	287	287	239
Debt (1)	7,597	2,040	5,557	0	0

Total contractual obligations	$16,811	$8,841	$7,412	$319	$239

(1)	In April 2013, we repaid one of our loans with Comerica Bank. The early payment of the loan included all associated accrued interest as well as a scheduled final payment fee, in an aggregate amount of $4.2 million.

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. Our facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our Concord California lease and exercised a five year extension option in January 2012 to extend the term of our Amersfoort, The Netherlands lease for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our Concord California lease and our Amersfoort, The Netherlands lease, which may occur as early as January 2015 and February 2016, respectively. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2013, we had an outstanding liability of $0.8 million related to these leasehold improvements.

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

Concurrent with the execution of the original loan and security agreement in September 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford, with the remainder used for general corporate purposes. The Growth Capital Loan, which was scheduled to mature on September 30, 2015, bore a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months. In April 2013, we repaid in full the Growth Capital Loan balance and all accrued interest, as well as a scheduled final payment, in an aggregate amount of $4.2 million. We have no further obligations under the Growth Capital Loan.

In September 2011, we incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to our Growth Capital Loan and were being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan (discount was based on an implied interest rate of 7.07%). We were also required to make a final payment fee of 1% of the amounts drawn under the Growth Capital Loan due on upon our prepayment of the Growth Capital Loan. The final payment fee was being accreted to interest expense using the effective interest method over the life of the Growth Capital Loan upon draw and the remaining unacreeted balance of the final payment fee and the unamortized discount will be taken as an interest charge in April 2013.

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At March 31, 2013, and December 31, 2012, we had $2.8 million and $3.2 million, respectively, outstanding under the RLOC. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both March 31, 2013, and December 31, 2012, the floating rate of the RLOC was at 4.75%. In September 2011, we incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, we incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. We will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2013, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We did not have any unrealized gains at both March 31, 2013 and December 31, 2012. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, for which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to United States government agencies were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2013 and 2012. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending March 31, 2013 that are of significance, or potential significance, to us. Any recent accounting pronouncement that are of significance, or potential significance, to us are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, under Note 2 in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance, not absolute assurance, that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, that based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective to provide reasonable assurance that the objective of our disclosure control system were met.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin and conduct planned clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, and delays in the conduct of the clinical trial by personnel at the clinical site. Each of these factors has adversely impacted our ability to initiate our planned European Phase III trials of the red blood cell system. Significant delays in clinical testing could materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If one of our product candidates receives approval for commercial sale in the United States, the FDA may require post-marketing clinical studies, which can involve significant expense. For example, although the FDA has indicated that no prospective Phase III clinical trials are required at this time in order to submit a proposal for a modular PMA submission for the platelet system, the FDA has indicated that we will need to commit to post-marketing studies. Other regulatory authorities outside of the United States may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with several other modules of our PMA, to the FDA. In February 2013, we reached agreement with the FDA that our clinical trial and European haemovigilance data will be sufficient to submit a proposal for modular PMA submission without the need to complete additional Phase III clinical trials at this time. However, FDA has indicated that we will need to commit to post-marketing studies. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted or limit their potential approval to only those collection platforms and additive solutions to those that they might consider our clinical data sufficient for. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if the costs of such trials could be covered by our existing cash or if we were able to secure adequate additional funding.

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

We plan to initiate Phase III clinical trials of our red blood cell system for acute anemia patients and separately, chronic anemia patients, in Europe. Such studies, including the studies required by the FDA prior to its review of the proposed United States Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the planned acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the planned Phase III chronic anemia clinical trial in Europe would also be required for our red blood cell system to achieve market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. These additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing a modified red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we continue to experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential customers may object to working with a potent chemical, like S-303, the active compound in the red blood cell system, or may require modifications to automate the process which would result in additional development costs.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results and we may not have the ability to timely resolve such failures. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. Our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. Initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. A concentrated number of distributors collectively comprise a significant portion of our overall product revenues. Accordingly, our product revenues may be adversely impacted with the loss of one or more of these distributors. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all, which may adversely affect our product revenues. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. Although our agreements with our distributors generally require compliance with local anti-corruption laws and the U.S. Foreign Corrupt Practices Act, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

Our manufacturing supply chain exposes us to significant risks.

Fresenius has agreed, through a manufacturing and supply agreement signed with us in December 2008, to manufacture our INTERCEPT disposable kits for the platelet and plasma systems. Our manufacturing and supply agreement with Fresenius extends through December 31, 2013, and is automatically renewed for one year terms. Fresenius may terminate the manufacturing and supply agreement, provided that Fresenius notifies us with at least thirty months’ written notice prior to termination. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Under the current contract, production of INTERCEPT disposable kits is produced at a facility that also produces Fresenius-branded products. Should production for Fresenius’ own products decline, our products will absorb more overhead, negatively impacting our gross margins. In addition, producing finished kits and components with multiple manufacturers would likely have a negative impact on manufacturing overhead absorption and could lead to higher overall product costs, which in turn, would impact our net income or loss position.

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

Our supply agreement with Porex was amended and now expires on December 31, 2014. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We also have contracts with other companies who are our sole suppliers of raw materials used to make compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. Our supplier agreement with Purolite extends through December 2013, and will automatically renew each year. Purolite may terminate the supplier agreement provided that Purolite notifies us in writing at least two years in advance. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2013 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

We cannot assure you that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms favorable to those that we currently have with our manufacturers. Should we enter into agreements with any manufacturer with less favorable terms, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our product may be impacted.

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

If we attempt to establish alternate manufacturers or if we are required to establish local manufacturing as a condition of regulatory approvals, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System; however, certain of Fresenius’ materials, manufacturing processes and methods are proprietary to Fresenius. We may be unable to establish alternate sources of supply to Fresenius, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. Fresenius is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our credit agreement with Comerica Bank, on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including pursuant to our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or the Cantor Agreement, or otherwise. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

We currently maintain a credit agreement with Comerica Bank that provides a formula based revolving line of credit of up to $7.0 million. Under the credit agreement, we had $2.8 million outstanding as of March 31, 2013, The credit agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The credit agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. If we are unable to comply with the covenants in the credit agreement, the lender may call the outstanding advances, which would require us to repay the advances sooner than we have anticipated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 (9)	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012 and effective as of January 1, 2013, by and between Cerus Corporation and Porex Corporation.

10.2 (8)	Amended and Restated Employment Agreement with Howard G. Ervin, dated January 15, 2013.

10.3 (9)	2013 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (10)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (11)	XBRL Instance Document.

101.SCH (11)	XBRL Taxonomy Extension Schema Document.

101.CAL (11)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (11)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (11)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (11)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on January 17, 2013.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), filed with the SEC on March 12, 2013.
(10)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(11)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 3, 2013	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1(9)	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012 and effective as of January 1, 2013, by and between Cerus Corporation and Porex Corporation.

10.2 (8)	Amended and Restated Employment Agreement with Howard G. Ervin, dated January 15, 2013.

10.3 (9)	2013 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (10)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (11)	XBRL Instance Document.

101.SCH (11)	XBRL Taxonomy Extension Schema Document.

101.DEF (11)	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL (11)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (11)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (11)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on January 17, 2013.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), filed with the SEC on March 12, 2013.
(10)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(11)	Furnished herewith. Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.