Form 10-Q
period 2013-06-30
CERUS CORP
filed 2013-08-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 24, 2013, there were 69,736,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2013 (Unaudited)	December 31, 2012 (see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$58,201	$26,696
Accounts receivable	5,868	4,444
Inventories	12,762	10,180
Prepaid expenses	739	638
Other current assets	200	2,038

Total current assets	77,770	43,996
Non-current assets:
Property and equipment, net	1,641	1,698
Goodwill	1,316	1,316
Intangible assets, net	1,445	1,546
Restricted cash	304	304
Other assets	72	59

Total assets	$82,548	$48,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,035	$7,186
Accrued liabilities	8,748	7,619
Deferred revenue	153	77
Debt - current	2,157	4,828
Warrant liability	10,290	5,903

Total current liabilities	26,383	25,613
Non-current liabilities:
Debt - non-current	0	2,896
Deferred income taxes	75	62
Other non-current liabilities	1,145	1,241

Total liabilities	27,603	29,812
Commitments and contingencies

Common stock	70	56
Additional paid-in capital	531,703	478,903
Accumulated deficit	(476,828)	(459,852)

Total stockholders’ equity	54,945	19,107

Total liabilities and stockholders’ equity	$82,548	$48,919

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$10,150	$9,224	$19,883	$17,915
Cost of product revenue	5,747	5,574	10,837	11,088

Gross profit on product revenue	4,403	3,650	9,046	6,827
Government grants and cooperative agreements revenue	0	0	0	91
Operating expenses:
Research and development	3,506	1,712	6,206	3,536
Selling, general and administrative	7,954	6,686	14,807	12,652
Amortization of intangible assets	51	51	101	101

Total operating expenses	11,511	8,449	21,114	16,289

Loss from operations	(7,108)	(4,799)	(12,068)	(9,371)

Non-operating income (expense), net:
Revaluation of warrant liability	686	3,674	(4,387)	(787)
Foreign exchange loss	(157)	(611)	(211)	(240)
Interest expense	(107)	(135)	(238)	(274)
Other income (expense), net	16	5	33	7

Total non-operating income (expense), net	438	2,933	(4,803)	(1,294)

Loss before income taxes	(6,670)	(1,866)	(16,871)	(10,665)
Provision for income taxes	54	41	105	76

Net loss	$(6,724)	$(1,907)	$(16,976)	$(10,741)

Net loss per common share:
Basic	$(0.10)	$(0.04)	$(0.26)	$(0.20)
Diluted	$(0.10)	$(0.10)	$(0.26)	$(0.20)
Weighted average common shares outstanding used for calculating net loss per common share:
Basic	69,727	54,418	64,756	53,753
Diluted	71,928	55,236	64,756	53,753

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(6,724)	$(1,907)	$(16,976)	$(10,741)
Other comprehensive loss:	0	0	0	0

Comprehensive loss	$(6,724)	$(1,907)	$(16,976)	$(10,741)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net loss	$(16,976)	$(10,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	402
Stock-based compensation	1,554	1,216
Changes in revaluation of warrant liability	4,387	787
Deferred income taxes	13	0
Non-cash interest expense	0	10
Loss on disposal	56	0
Changes in operating assets and liabilities:
Accounts receivable	(1,424)	2,371
Inventories	(1,341)	(2,937)
Other assets	492	(14)
Accounts payable	(2,151)	(1,172)
Accrued liabilities	990	763
Deferred revenue	76	25

Net cash used in operating activities	(14,041)	(9,290)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(180)	(63)
(Purchases) sales of certain other assets	(13)	2
Maturities of investments	0	287

Net cash provided by (used in) investing activities	(193)	226
Financing activities
Net proceeds from equity incentives	191	226
Net proceeds from public offering	51,171	9,876
Proceeds from warrant exercises	0	17
Proceeds from revolving line of credit	526	175
Payments on debt and landlord provided leasehold incentives	(6,149)	(60)

Net cash provided by financing activities	45,739	10,234

Net increase in cash and cash equivalents	31,505	1,170
Cash and cash equivalents, beginning of period	26,696	25,497

Cash and cash equivalents, end of period	$58,201	$26,667

Supplemental disclosures:
Cash paid for interest	$203	$204
Non-cash conversion of preferred stock to common stock	$0	$9,496
Non-cash settlement of warranty claim	$1,272	$0

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, which were included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 12, 2013. The accompanying balance sheet as of December 31, 2012, has been derived from the Company’s audited financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three and six months ended June 30, 2013, and 2012, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

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

At June 30, 2013, and December 31, 2012, the Company had $ 0.2 million and $0.1 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2013, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

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

The Company had four customers and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both June 30, 2013, and December 31, 2012. These customers cumulatively represented approximately 64 % and 59% of the Company’s outstanding trade receivables, at June 30, 2013, and December 31, 2012, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2013, and December 31, 2012, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fresenius, Inc. (“Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2013, and December 31, 2012, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2013, and 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of $(0.2) million and $(0.6) million during the three months ended June 30, 2013, and 2012, respectively, and $(0.2) million during each of the six months ended June 30, 2013, and 2012.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at June 30, 2013, or December 31, 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 1998 through 2012 remain subject to examination by the taxing jurisdictions.

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

Diluted loss per common share used the same weighted average number of common shares outstanding for the six months ended June 30, 2013, and 2012, as calculated for the basic loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive. In addition, certain potential dilutive securities were excluded from the dilution calculation for the three months ended June 30, 2013 and 2012, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2013, and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss used for basic calculation	$(6,724)	$(1,907)	$(16,976)	$(10,741)
Effect of revaluation of warrant liability	(686)	(3,674)	0	0

Adjusted net loss used for diluted calculation	$(7,410)	$(5,581)	$(16,976)	$(10,741)

Denominator:
Basic weighted average number of common shares outstanding	69,727	54,418	64,756	53,753
Effect of dilutive potential common shares resulting from warrants	2,201	818	0	0

Diluted weighted average number of common shares outstanding	71,928	55,236	64,756	53,753

Net loss per common share:
Basic	$(0.10)	$(0.04)	$(0.26)	$(0.20)
Diluted	$(0.10)	$(0.10)	$(0.26)	$(0.20)

The table below presents common shares underlying stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2013, and 2012 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average of anti-dilutive common shares	10,633	9,165	16,123	14,828

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. During the year ended December 31, 2012, the Company provided for warranty obligations related to replacement costs for certain of its products that the Company identified were defective or had the potential of being defective. In connection with the warranty obligations provided for in relation to certain of its products during the year ended December 31, 2012, the Company filed a warranty claim against Fresenius, which Fresenius accepted. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius as Fresenius will supply the Company with replacement products or credit notes for those defective or potentially defective products. The Company also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius as of December 31, 2012. As of June 30, 2013, the Company no longer has a warranty claim against Fresenius and all unsalable inventory has been returned to Fresenius. During the three months ended March 31, 2013, the Company identified a separate production defect related to unsold inventory. The Company’s third party manufacturer has taken responsibility for the cost of replacing such damaged goods, therefore, the Company has borne no costs associated with these defects. Prior to these incidents, there have been very few warranty costs incurred. As a result, the Company did not accrue for any potential future warranty costs at June 30, 2013. In addition, the Company believes that the defective products and those that had the potential of being defective identified during the three months ended March 31, 2013 and during the year ended December 31, 2012 are isolated.

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

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three and six months ended June 30, 2013, that are of significance, or potential significance, to the Company. Any recent accounting pronouncement that are of significance, or potential significance, to the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, under Note 2 in the Notes to Consolidated Financial Statements.

Note 2. Fair Value on Financial Instruments

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2013 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$46,500	$46,500	$0	$0

Total financial assets	$46,500	$46,500	$0	$0

Warrant liability	$10,290	$0	$0	$10,290

Total financial liabilities	$10,290	$0	$0	$10,290

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

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

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2012, to June 30, 2013, was as follows (in thousands):

Balance at December 31, 2012	$5,903
Increase in fair value of warrants	4,387
Settlement of warrants exercised	0

Balance at June 30, 2013	$10,290

See Note 1 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the six months ended June 30, 2013.

Note 3. Available-for-sale Securities

As of June 30, 2013 and December 31, 2012 our investments were comprised of liquid money market funds with no maturity dates. Accordingly, there were no available-for-sale securities with unrealized gains or unrealized losses.

Gross realized gains from the sale or maturity of available-for-sale investments were zero during each of the three and six month periods ended June 30, 2013 and 2012. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2013, and 2012.

Note 4. Inventories

Inventories at June 30, 2013, and December 31, 2012, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Work-in-process	$3,916	$3,551
Finished goods	8,846	6,629

Total inventories	$12,762	$10,180

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and six months ended June 30, 2013, the Company did not dispose of, impair, or recognize additional goodwill. Accordingly, at both June 30, 2013, and December 31, 2012, the carrying amount of goodwill was $1.3 million. The Company expects to perform its annual review of goodwill on August 31, 2013, unless indicators of impairment are identified prior to that date.

Intangible Assets, net

The following is a summary of intangible assets, net at June 30, 2013 (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(572)	$1,445

Total intangible assets	$2,017	$(572)	$1,445

The following is a summary of intangible assets, net at December 31, 2012 (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(471)	$1,546

Total intangible assets	$2,017	$(471)	$1,546

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended June 30, 2013, and 2012, and $0.1 million for each of the six months ended June 30, 2013, and 2012. During the three and six months ended June 30, 2013, and 2012, there were no impairment charges recognized related to the acquired intangible assets.

At June 30, 2013, the expected annual amortization expense of the intangible assets, net is $0.1 million for the remaining six months of 2013, $0.2 million each subsequent year thereafter beginning with the year ending December 31, 2014, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of June 2013, the Company’s ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheet. As of June 30, 2013 the Company has not received any royalties under this agreement.

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2013, and December 31, 2012, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued compensation and related costs	$1,985	$2,692
Accrued inventory costs	3,305	2,352
Accrued contract and other accrued expenses	3,458	2,575

Total accrued liabilities	$8,748	$7,619

Note 8. Debt

Debt at June 30, 2013, consisted of the following (in thousands):

	June 30, 2013
	Principal	Unamortized Discount	Total
Comerica - Revolving Line of Credit, due 2014	$2,157	0	$2,157

Total debt	2,157	0	2,157
Less: debt - current	(2,157)	0	(2,157)

Debt - non-current	$0	0	$0

Debt at December 31, 2012, consisted of the following (in thousands):

	December 31, 2012
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$4,583	$(49)	$4,534
Comerica - Revolving Line of Credit, due 2014	3,190	0	3,190

Total debt	7,773	(49)	7,724
Less: debt - current	(4,857)	29	(4,828)

Debt - non-current	$2,916	$(20)	$2,896

Principal and interest payments on debt at June 30, 2013, are expected to be as follows for each of the following five years (in thousands):

Year ended December 31,
2013 (remaining six months)	$52
2014 (1)	2,217
2015	0
2016	0
2017	0

(1)	Included outstanding revolving line of credit balance based on the Company’s obligation to repay the outstanding revolving line of credit balance at the end of the revolving line of credit term.

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

In September 2011, the Company incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to its Growth Capital Loan and were being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan (discount was based on an implied interest rate of 7.07%). The Company was also required to make a final payment fee of 1% of the amounts drawn under the Growth Capital Loan due on its prepayment of the Growth Capital Loan. The final payment fee was accreted to interest expense using the effective interest method over the life of the Growth Capital Loan upon draw. The remaining unaccreted balance of the final payment fee and unamortized discount was taken as an interest charge in April 2013 in connection with the repayment of that loan.

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At June 30, 2013, and December 31, 2012, the Company had $ 2.2 million and $3.2 million, respectively, outstanding under the RLOC. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both June 30, 2013, and December 31, 2012, the floating rate of the RLOC was at 4.75%. In September 2011, the Company incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, the Company incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. The Company incurs a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of June 30, 2013, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, The Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early, which may occur as early as January 2015. In June 2013 the Company entered into a new lease for additional space in Concord. The lease has a two year initial term with four (4) two year options for the Company to renew. The lease commences on August 1, 2013 and obligates the Company to rent payments of $51,456, $154,368 and $90,048 in 2013, 2014 and 2015, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

Financed Leasehold Improvements

In December 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2013, the Company had an outstanding liability of $0.8 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.7 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Series B Preferred Stock

In March 1999, the Company issued 3,327 shares of the Company’s Series B preferred stock to Fresenius, Inc. (“Fresenius”) (formerly, Baxter International Inc.). The Series B preferred stock had no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder had the ability to convert each share of Series B preferred stock into 100 shares of the Company’s common stock. The Company had the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million. In June 2012, Fresenius exercised its right to convert all 3,327 shares of the Company’s Series B preferred stock. As a result, the Company issued 332,700 shares of its common stock to Fresenius and retired the outstanding Series B preferred stock.

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

The fair value of the warrants at June 30, 2013, and December 31, 2012, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
2009 Warrants	$3,992	$2,009
2010 Warrants	6,298	3,894

Total warrant liability	$10,290	$5,903

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at June 30, 2013, and December 31, 2012:

	June 30,	December 31,
	2013	2012
2009 Warrants:
Expected term (in years)	1.15	1.65
Estimated volatility	41%	45%
Risk-free interest rate	0.15%	0.25%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	2.36	2.86
Estimated volatility	42%	51%
Risk-free interest rate	0.36%	0.36%
Expected dividend yield	0%	0%

For the three months ended June 30, 2013, and 2012, the Company recorded non-cash gains of $0.7 million and $3.7 million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. For the six months ended June 30, 2013, and 2012, the Company recorded non-cash losses of $4.4 million and $0.8 million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. At June 30, 2013, the 2010 Warrants to purchase 5,084 shares of common stock had been exercised.

Sales Agreements

The Company entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012 (collectively, the “MLV Agreement”), with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million through MLV. Under the MLV Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the MLV Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. Over the term of the MLV Agreement, approximately 6.6 million shares of the Company’s common stock were sold under the MLV Agreement for aggregate net proceeds of $19.2 million. At June 30, 2013, the Company had less than $0.1 million of common stock available to be sold under the MLV Agreement. During the six months ended June 30, 2013, the Company had no sales of its common stock under the MLV Agreement.

The Company also entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Agreement”) in August 2012, with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. Under the Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2012, approximately 1.4 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $4.3 million. During the three months ended March 31, 2013, approximately 3.8 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $13.0 million. There was no common stock sold under the Cantor Agreement during the three months ended June 30, 2013. At June 30, 2013, the Company had approximately $12.5 million of common stock available to be sold under the Cantor Agreement.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012, and June 12, 2013, the stockholders approved an amendments to the 2008 Plan

(“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 and 6,000,000 shares, respectively, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19,540,940 shares effective June 12, 2013. At June 30, 2013, the Company had an aggregate of approximately 12.8 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 10.6 million shares were subject to outstanding options and other stock-based awards, and approximately 8.2 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At June 30, 2013, the Company had approximately 0.6 million shares available for future issuance under the Purchase Plan.

The Company has granted restricted stock units to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2012	8,504	$3.40
Granted	2,341	3.60
Forfeited	(85)	3.15
Expired	(131)	8.09
Exercised	(89)	2.12

Balance at June 30, 2013	10,540	$3.40

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013, and 2012, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense by caption:
Research and development	$122	$146	$209	$277
Selling, general and administrative	719	528	1,345	939

Total stock-based compensation expense	$841	$674	$1,554	$1,216

The Company did not record any stock-based compensation associated with performance-based stock options during the three and six months ended June 30, 2013, and 2012, as the performance criteria was not probable of being achieved during these periods. Performance-based stock options of 50,000 remained outstanding at June 30, 2013.

Note 12. License Agreements

The Company has certain agreements with Fresenius which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During each the three months ended June 30, 2013, and 2012, the Company made separate royalty payments to Fresenius of $0.7 million, and payments of $1.6 million and $1.3 million during the six months ended June 30, 2013 and 2012, respectively. At both June 30, 2013, and December 31, 2012, the Company owed Fresenius $0.8 million for royalties.

In December 2008, the Company extended its agreement with Fresenius to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fresenius a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fresenius of $3.6 million and $3.9 million relating to the manufacturing of the Company products during the three months ended March 31, 2013, and 2012, respectively, and $7.6 million and $7.5 million, during the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, and December 31, 2012, the Company owed Fresenius $4.9 million and $6.2 million, respectively, for INTERCEPT disposable kits manufactured. In connection with the warranty claims incurred by the Company and remediation of those claims during the year ended December 31, 2012 (see Note 1 in the Notes to Condensed Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” for more detail), the Company filed a warranty claim against Fresenius. Fresenius accepted the warranty claim and has supplied the Company with replacement product or credit notes. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius. As of June 30, 2013 the Company no longer has a warranty claim against Fresenius and all unsalable inventory has been returned to Fresenius.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three and six months ended June 30, 2013, and 2012 (in percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Etablissement Francais du Sang	18%	19%	17%	24%
Movaco, S.A.	14%	21%	15%	19%
Bravo Pacific Limited	14%	*	*	*
AUM+ LTD	10%	13%	*	*
Delrus Inc.	*	*	11%	13%

*	Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may occur in future periods.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for the plasma system, costs associated with a potential modular PMA submission for the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. Although our revenues have grown over time and increased during the three and six months ended June 30, 2013 as compared to the same periods in 2012, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

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

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of June 30, 2013, our ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our consolidated balance sheet.

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

We entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012, or collectively the MLV Agreement, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor Agreement, in August 2012, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the year ended December 31, 2012, we sold an aggregate of approximately 4.5 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $13.8 million. During the six months ended June 30, 2013, we sold an aggregate of approximately 3.8 million additional shares of our common stock under the Cantor Agreement for aggregate net proceeds of $13.0 million, and no shares of our common stock were sold under the MLV Agreement. At June 30, 2013, we had less than $0.1 million and approximately $12.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively.

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or collectively, the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn against our revolving line of credit and had an outstanding balance of $2.2 million at June 30, 2013. In April 2013, we repaid in full the Growth Capital Loan balance and all accrued interest, as well as a scheduled final payment, in an aggregate amount of $4.2 million. We have no further obligations under the Growth Capital Loan.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue—We recognize revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured.

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

•Goodwill and intangible assets—In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. Effective January 1, 2012, the test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2012, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the six months ended June 30, 2013. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the six months ended June 30, 2013, which would require us to test the recoverability of our intangible assets.

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

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Product revenue	$10,150	$9,224	$926	10%	$19,883	$17,915	$1,968	11%
Government grants and cooperative agreements	0	0	0	0%	0	91	(91)	(100)%

Total revenue	$10,150	$9,224	$926	10%	$19,883	$18,006	$1,877	10%

Product revenue increased by $0.9 million and $2.0 million during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, respectively, primarily as a result of higher volumes of our platelet and plasma systems’ disposable kits sold to existing customers and new customer adoption of the INTERCEPT Blood System in countries where we sell our products.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System continues to gain market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

There was no revenue derived from government grants and cooperative agreements during the three months ended June 30, 2013, or 2012. During the six months ended June 30, 2012, we recognized the final $0.1 million available under the last remaining grant available to us. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Cost of product revenue	$5,747	$5,574	$173	3%	$10,837	$11,088	$(251)	(2)%

Cost of product revenue increased by $0.2 million and decreased $0.3 million during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, respectively, primarily due to the higher volume of INTERCEPT disposable kits sold during the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. Offsetting these increases, we incurred lower manufacturing overhead absorption during the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. We anticipate our cost of product revenue will increase in the future as a result of anticipated increased product sales.

Our realized gross margins on product sales were 43% during the three months ended June 30, 2013, up from 40% during the three months ended June 30, 2012. Our realized gross margins on product sales were 46% during the six months ended June 30, 2013, up from 39% during the six months ended June 30, 2012. Gross margins during the three and six months ended June 30, 2013, were positively impacted compared to the corresponding period in 2012, due to lower manufacturing overhead absorption associated with higher production volumes of our products. We have a limited history of overseeing the manufacture of components and finished goods and as such, have limited means to predict the frequency and magnitude of events leading to higher or lower than expected manufacturing overhead variances.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Research and development	$3,506	$1,712	$1,794	105%	$6,206	$3,536	$2,670	76%

Research and development expenses increased by $1.8 million and $2.7 million during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, due to an increased focus on the clinical trials for our red blood cell system and pursuing FDA approval for the platelet and plasma systems in the U.S. We anticipate our research and development spending will continue to increase over the near term as we initiated enrollment in two Phase III clinical trials for our red blood cell system in Europe in June 2013. In addition, we plan to perform certain additional in vitro studies and clinical development in the United States which would result in further increased research and development spending. Subject to our ability to fund further studies, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States, including in connection with our modular PMA submissions for our plasma system and our planned modular PMA submission for the platelet system. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; which is discussed in further detail under “Item 1A – Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Selling, general and administrative	$7,954	$6,686	$1,268	19%	$14,807	$12,652	$2,155	17%

Selling, general, and administrative expenses increased by $1.3 million and $2.2 million during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, respectively. The increase was primarily due to increased spending related to general corporate services, including higher stock-based compensation charges, and to a lesser extent, higher workforce costs.

We anticipate that selling, general and administrative expenses may increase over time, as we expand our U.S. commercial infrastructure buildout and increased marketing efforts in the markets where we currently sell our products and as we potentially expand commercialization efforts into new geographies.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Amortization of intangible assets	$51	$51	$0	0%	$101	$101	$0	0%

Amortization of intangible assets remained flat during the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. There were no changes to the composition of our intangible assets for the periods presented, nor were there any impairments to the intangible assets on our balance sheet. Furthermore, the assumptions used to determine the useful lives of our intangible assets were consistent for the periods presented.

Non-Operating Income (Expense), net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange loss, interest charges incurred on our debt, interest earned from our short-term investment portfolio (included in other income (expense), net), and other non-operating gains and losses.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Revaluation of warrant liability	$686	$3,674	$(2,988)	81%	$(4,387)	$(787)	$(3,600)	(457)%
Foreign exchange loss	(157)	(611)	454	74%	(211)	(240)	29	(12)%
Interest expense	(107)	(135)	28	21%	(238)	(274)	36	13%
Other income (expense), net	16	5	11	(220)%	33	7	26	(371)%

Total non-operating income (expense), net	$438	$2,933	$(2,495)	85%	$(4,803)	$(1,294)	$(3,509)	(271)%

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

During the three months ended June 30, 2013 and 2012, we recorded non-cash gains of $0.7 million and $3.7 million, respectively, and non-cash charges of $4.4 million and $0.8 million during the six months ended June 30, 2013 and 2012, respectively, associated with changes in the fair value of the warrants. Changes resulting from the revaluation of warrants to fair value were primarily impacted by the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrant.

Foreign exchange gain (loss)

Foreign exchange loss was relatively consistent during the three and six month periods ended June 30, 2013 and 2012.

Interest expense

Interest expense was relatively consistent during the three and six months ended June 30, 2013 and 2012.

Other income (expense), net

Other income (expense), net was relatively consistent during both the three and six months ended June 30, 2013, and 2012.

Provision for Income Taxes

For the three and six months ended June 30, 2013 and 2012, the provision for income taxes primarily consists of a provision for foreign taxes. In the three months ended June 30, 2013 and 2012, we recorded a provision for income taxes of $0.05 million and $0.04 million, respectively, representing effective tax rates of 0.8% and 2.2%, respectively. In the six months ended June 30, 2013 and 2012, we recorded a provision for income taxes of $0.1 million and $0.08 million, respectively, representing effective tax rates of 0.6% and 0.7%, respectively. Due to our history of cumulative operating losses, management concludes that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2013.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and private placements of equity securities, debt instruments, United States government grants and cooperative agreements, and contribution from product sales, net of expenses, and interest income.

At June 30, 2013, we had cash, and cash equivalents of $58.2 million. Our cash equivalents primarily consist of money market instruments and are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $14.0 million for the six months ended June 30, 2013, compared to $9.3 million during the six months ended June 30, 2012. The increase in net cash used in operating activities was primarily related to an increase in accounts receivable and a decrease in accounts payable during the six months ended June 30, 2013, relative to the corresponding period in 2012 due to the timing of sales and payments within the respective periods, partially offset by decreases in other current assets resulting from the settlement of the Fresenius warranty claim.

Investing Activities

Net cash provided by (used in) investing activities was relatively consistent during both the six months ended June 30, 2013, and 2012.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013, was $45.7 million compared to $10.2 million during the six months ended June 30, 2012. The increase in financing activities was primarily due to proceeds received from our underwritten common stock offering which generated $38.0 million (net of $1.8 million in underwriter’s discount and $0.5 million in offering costs) and an additional $13.0 million received from sales of our common stock offerings pursuant to the Cantor Agreement, offset slightly by repayment of debt principal.

Working Capital

Working capital increased to $51.4 million at June 30, 2013, from $18.4 million at December 31, 2012, primarily due to higher balances in cash and investments, which were substantially derived from net cash proceeds received from the sale of our common stock pursuant to the underwritten public offering and the sales of common stock under our Agreement with Cantor and partially offset by cash used for our operations. Working capital was also impacted by increases in our accounts receivables due to timing of cash collection from our customers, decreases in the combined total for our accounts payable and accrued liabilities balance as a result of the timing of payments to our vendors, and increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for the plasma system, costs associated with a potential modular PMA submission for the platelet system, costs associated with pursuing regulatory approval in geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trial and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to additional collaborative arrangements with partners or government grants, augmented by cash generated from operations and interest income earned on the investment of our cash balances and short-term investments. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

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

The offering of common stock pursuant to each Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable Sales Agreement and (2) termination of that Sales Agreement. Each Sales Agreement may be terminated by MLV or Cantor, as applicable, or us at any time upon 10 days notice to the other party, or by MLV or Cantor, as applicable, at any time in certain circumstances, including our undergoing a material adverse change. We pay MLV an aggregate commission rate equal to 3% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement, and we pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Cantor Agreement. During the two years ended December 31, 2012, we sold an aggregate of approximately 8.0 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $23.5 million. During the six months ended June 30, 2013, we sold approximately 3.8 million shares under the Cantor Agreement for aggregate net proceeds of $13.0 million, and no shares of our common stock were sold under the MLV Agreement. At June 30, 2013, we had less than $0.1 million and approximately $12.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively, subject to the continued effectiveness of our shelf registration statement referred to below.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Commitments

The following summarizes our commitments at June 30, 2013 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$6,296	$4,996	$1,300	$0	$0
Operating leases	2,045	1,025	986	34	0
Other commitments	921	144	287	287	203
Debt	2,269	104	2,165	0	0

Total contractual obligations	$11,531	$6,269	$4,738	$321	$203

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009, to extend the term of our existing Concord California lease and exercised a five year extension option in January 2012, to extend the term of our Amersfoort, The Netherlands lease for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our existing Concord California lease and our Amersfoort, The Netherlands lease, which may occur as early as January 2015, and February 2016, respectively. In June of 2013, we executed a new two year lease for additional space in Concord California. The term of this new lease commences on August 1, 2013 and runs for two years with four (4) two year options for us to renew. The lease commences on August 1, 2013 and obligates the Company to rent payments of $51,456, $154,368 and $90,048 in 2013, 2014 and 2015, respectively. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2013, we had an outstanding liability of $0.8 million related to these leasehold improvements.

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

In September 2011, we incurred a commitment fee of $40,000 and loan fees of $50,000, which were recorded as a discount to our Growth Capital Loan and are being amortized as a component of interest expense using the effective interest method over the term of the Growth Capital Loan (discount was based on an implied interest rate of 7.07%). We were also required to make a final payment fee of 1% of the amounts drawn under the Growth Capital Loan due on upon our prepayment of the Growth Capital Loan. The final payment fee was being accreted to interest expense using the effective interest method over the life of the Growth Capital Loan upon draw and the remaining unaccreted balance of the final payment fee and the unamortized discount was taken as an interest charge in April 2013.

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. In June 2013, and December 2012, we had $2.2 million and $3.2 million, respectively, outstanding under the RLOC. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both June 30, 2013, and December 31, 2012, the floating rate of the RLOC was at 4.75%. In September

2011, we incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, we incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. We will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of June 30, 2013, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We did not have any unrealized gains at both June 30, 2013 and December 31, 2012. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, for which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to United States government agencies were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2013 and 2012. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending June 30, 2013 that are of significance, or potential significance, to us. Any recent accounting pronouncement that are of significance, or potential significance, to us are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, under Note 2 in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete inactivation of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen inactivation, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing the products. In addition, there is a risk that further studies we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In certain markets, potential customers may require us to develop, sell, and support a data management application for their operations before they would consider adopting INTERCEPT. Such development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Failure to do so may limit market acceptance.

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

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with several other modules of our PMA, to the FDA. In February 2013, we reached agreement with the FDA that our clinical trial and European haemovigilance data will be sufficient to submit a proposal for modular PMA submission without the need to complete additional Phase III clinical trials at this time. However, FDA has indicated that we will need to commit to post-marketing studies. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted or limit their potential approval to only those collection platforms, additive solutions, or general processing methods to those that they might consider our clinical data sufficient for. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if the costs of such trials could be covered by our existing cash or if we were able to secure adequate additional funding.

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

Although we have completed Phase III clinical trials in various patient populations, the FDA may require supportive supplemental data collected in commercial use in Europe, or they may require us to complete additional Phase III clinical trials, before approval would be granted. The FDA may also limit the particular indications or uses for our plasma product if they believe that our clinical data is insufficient for broader usage or if the collection and storage methods supporting our clinical data are considered to be incompatible with broad usage. Should the FDA require us to complete any additional clinical trials, our willingness and ability to conduct and complete any additional clinical trials of the plasma system to support approval in the United States would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we would initiate any such trials.

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

In March 2012, we submitted a proposed clinical trial protocol to the FDA for a proposed Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. The FDA is requiring that at least an additional Phase II recovery and survival study, that we are currently conducting, will need to be successfully completed and reported to the FDA prior to any initiation of the proposed Phase III clinical trial. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of proposed license-enabling Phase III clinical trial.

We have recently initiated Phase III clinical trials of our red blood cell system for acute anemia patients and separately, chronic anemia patients, in Europe. Such studies, including the studies required by the FDA prior to its review of the proposed United States Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the planned acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the planned Phase III chronic anemia clinical trial in Europe may also be required for our red blood cell system to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. Any additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals. We would likely consider an FDA license-enabling Phase III clinical trial if the cost of such a trial could be satisfied by our cash on-hand at the time or if we were able to secure adequate additional funding. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we continue to experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential customers may object to working with a potent chemical, like S-303, the active compound in the red blood cell system, or may require modifications to automate the process which would result in additional development costs.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. We rely on these distributors to obtain any necessary in-country regulatory approvals, market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Currently, a fairly concentrated number of distributors make up a significant portion of our revenue. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results and we may not have the ability to timely resolve such failures or to terminate the distribution agreements, and either find alternative distributors or mobilize our own sales efforts in the territories that a particular distributor operates within. Such inability may adversely affect customer supply, our reputation and our operating results. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. Our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. Initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all, which may adversely affect our product revenues. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. Although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries. We may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

Our manufacturing supply chain exposes us to significant risks.

Fresenius has agreed, through a manufacturing and supply agreement signed with us in December 2008, to manufacture our INTERCEPT disposable kits for the platelet and plasma systems. Our manufacturing and supply agreement with Fresenius extends through December 31, 2013, and is automatically renewed for one year terms. Fresenius may terminate the manufacturing and supply agreement, provided that Fresenius notifies us with at least thirty months’ written notice prior to termination. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Under the current contract, production of INTERCEPT disposable kits is produced at a facility that also produces Fresenius-branded products. Should production for Fresenius’ own products decline, our products will absorb more overhead, negatively impacting our gross margins. In addition, producing finished kits and components with multiple manufacturers would likely have a negative impact on manufacturing overhead absorption and could lead to higher overall product costs, which in turn, would impact our net income or loss position. We may not be able to negotiate a mutually agreeable extension with Fresenius or to enter into an agreement with a qualified alternate supplier for the manufacturing and supply of our disposable kits timely, if ever. Failure to do so would limit our ability to produce and sell INTERCEPT.

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

Certain of our suppliers that we rely on for the manufacture of the platelet and plasma systems and components thereof, have not been FDA-approved for the manufacture of our products. In order to be used in clinical studies or sold in the United States, our products would be required to be manufactured in FDA-approved facilities. FDA approval for the manufacture of INTERCEPT, whether owned by Fresenius or by other parties, may be costly and time-consuming. Before our products would be considered for licensure in the United States or elsewhere, our suppliers will have to pass an audit by the FDA or other regulatory agencies. We are dependent on our suppliers’ cooperation and ability to pass such audits. Such audits and any audit remediation may be costsly. Failure to pass such audits by any of our suppliers would affect our ability to obtain licensure in the United States or elsewhere.

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

We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws with a significant anti-corruption intent in foreign countries. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity, such as China, India and Russia. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets, could damage market perception of our business and could adversely affect our existing business operations. Increased business in higher risk countries could also subject us and our officers and directors to increased scrutiny and increased liability.

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

We compete for public tenders in certain geographies. In some cases, these tenders are exclusive to a particular region, span multiple years and are evaluated using varying criteria and varying weighting for each criterion. Should evaluators of these tenders feel that competing products have an advantage in one or many criterion, we may not be awarded with a particular tender and therefore, may not have access to the market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1	2008 Equity Incentive Plan, as amended, effective June 12, 2013.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (9)	XBRL Instance Document.

101.SCH (9)	XBRL Taxonomy Extension Schema Document.

101.CAL (9)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (9)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (9)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (9)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(9)

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

CERUS CORPORATION

Date: August 2, 2013	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer
(on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1	2008 Equity Incentive Plan, as amended, effective June 12, 2013.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (9)	XBRL Instance Document.

101.SCH (9)	XBRL Taxonomy Extension Schema Document.

101.CAL (9)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (9)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (9)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (9)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(9)

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