Form 10-Q
period 2013-09-30
CERUS CORP
filed 2013-11-01
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 28, 2013, there were 70,456,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,355	$26,696
Investments	28,971	—
Accounts receivable	7,025	4,444
Inventories	12,686	10,180
Prepaid expenses	1,071	638
Other current assets	394	2,038

Total current assets	74,502	43,996
Non-current assets:
Property and equipment, net	1,848	1,698
Goodwill	1,316	1,316
Intangible assets, net	1,395	1,546
Restricted cash	306	304
Other assets	72	59

Total assets	$79,439	$48,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,076	$7,186
Accrued liabilities	12,060	7,619
Deferred revenue	111	77
Debt - current	3,638	4,828
Warrant liability	22,706	5,903

Total current liabilities	42,591	25,613
Non-current liabilities:
Debt - non-current	—	2,896
Deferred income taxes	82	62
Other non-current liabilities	1,120	1,241

Total liabilities	43,793	29,812
Commitments and contingencies

Common stock	70	56
Additional paid-in capital	532,938	478,903
Accumulated other comprehensive loss	(33)	—
Accumulated deficit	(497,329)	(459,852)

Total stockholders’ equity	35,646	19,107

Total liabilities and stockholders’ equity	$79,439	$48,919

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$10,542	$8,252	$30,425	$26,167
Cost of product revenue	6,826	4,411	17,663	15,499

Gross profit on product revenue	3,716	3,841	12,762	10,668
Government grants and cooperative agreements revenue	—	—	—	91
Operating expenses:
Research and development	4,363	1,903	10,569	5,439
Selling, general and administrative	7,728	6,219	22,535	18,871
Amortization of intangible assets	50	50	151	151

Total operating expenses	12,141	8,172	33,255	24,461

Loss from operations	(8,425)	(4,331)	(20,493)	(13,702)

Non-operating income (expense), net:
Revaluation of warrant liability	(12,416)	873	(16,803)	86
Foreign exchange gain (loss)	409	187	198	(53)
Interest expense	(41)	(136)	(279)	(410)
Other income, net	32	2	65	9

Total non-operating income (expense), net	(12,016)	926	(16,819)	(368)

Loss before income taxes	(20,441)	(3,405)	(37,312)	(14,070)
Provision for income taxes	60	55	165	131

Net loss	$(20,501)	$(3,460)	$(37,477)	$(14,201)

Net loss per common share:
Basic	$(0.29)	$(0.06)	$(0.56)	$(0.26)
Diluted	$(0.29)	$(0.08)	$(0.56)	$(0.26)
Weighted average common shares outstanding used for calculating net loss per common share:
Basic	69,791	54,875	66,464	54,130
Diluted	69,791	55,377	66,464	54,130

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(20,501)	$(3,460)	$(37,477)	$(14,201)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of taxes	(33)	—	(33)	—

Comprehensive loss	$(20,534)	$(3,460)	$(37,510)	$(14,201)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(37,477)	$(14,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	582
Stock-based compensation	2,415	1,911
Changes in revaluation of warrant liability	16,803	(86)
Deferred income taxes	20	—
Non-cash interest expense	—	15
(Gain)/Loss on disposal of equipment	96	(9)
Changes in operating assets and liabilities:
Accounts receivable	(2,581)	2,146
Inventories	(1,345)	(3,238)
Other assets	154	(2,006)
Accounts payable	(3,110)	1,020
Accrued liabilities	4,448	2,219
Deferred revenue	34	605

Net cash used in operating activities	(20,133)	(11,042)
Investing activities
Purchases of furniture, equipment and leasehold improvements	(440)	(97)
(Purchases) sales of certain other assets	(14)	1
(Purchases) Maturities of investments	(29,162)	287

Net cash provided by (used in) investing activities	(29,616)	191
Financing activities
Net proceeds from equity incentives	595	281
Net proceeds from public offering	50,981	10,823
Proceeds from warrant exercises	—	17
Proceeds from revolving line of credit	2,008	1,219
Payments on debt and landlord provided leasehold incentives	(6,176)	(325)

Net cash provided by financing activities	47,408	12,015

Net increase in cash and cash equivalents	(2,341)	1,164
Cash and cash equivalents, beginning of period	26,696	25,497

Cash and cash equivalents, end of period	$24,355	$26,661

Supplemental disclosures:
Cash paid for interest	$242	$330
Non-cash conversion of preferred stock to common stock	$—	$9,496
Non-cash settlement of warranty claim	$1,272	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any future periods.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition—Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three and nine months ended September 30, 2013, and 2012, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”) and United States government grants and awards.

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

At both September 30, 2013, and December 31, 2012, the Company had $0.1 million of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

Short-Term Investments

Investments with original maturities of greater than three months but less than one year from the date of purchase as well as available-for-sale investments with original maturities of greater than one year from the date of purchase, which included corporate bonds and United States government agency securities, are classified as short-term investments. In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Accumulated other comprehensive income” on the Company’s condensed consolidated balance sheets and in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains and losses from the sale or maturity of available-for-sale investments are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest expense.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at two major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2013, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

Concentrations of credit risk with respect to trade receivables exist. However, in connection with the Company’s revolving line of credit, as discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements, the Company purchased a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations. The Company has not historically experienced significant bad debt and accordingly has not maintained an allowance for doubtful accounts.

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both September 30, 2013, and December 31, 2012. These customers cumulatively represented approximately 55% and 59% of the Company’s outstanding trade receivables, at September 30, 2013 and December 31, 2012, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2013, and December 31, 2012, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time, which can exceed one year, before being incorporated and assembled by Fresenius Kabi AG (“Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its finished units to meet the Company’s current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2013 and December 31, 2012, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be consumed for production and subsequently sold within each respective subsequent twelve-month period.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2013, and 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of $0.4 million and $0.2 million during the three months ended September 30, 2013, and 2012, respectively, and $0.2 million and $(0.05) during the nine months ended September 30, 2013, and 2012, respectively.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company did not have any recorded liabilities for unrecognized tax benefits at September 30, 2013 or December 31, 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 1998 through 2012 remain subject to examination by the taxing jurisdictions.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants and restricted stock units, which are calculated using the treasury stock method, and convertible preferred stock, which is calculated using the if-converted method. Diluted loss per common share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position if the effect would result in more dilution.

Diluted loss per common share used the same weighted average number of common shares outstanding for the three months ended September 30, 2013 and the nine months ended September 30, 2013, and 2012, as calculated for the basic loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive. In addition, certain potential dilutive securities were excluded from the dilution calculation for the three months ended September 30, 2012, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2013, and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss used for basic calculation	$(20,501)	$(3,460)	$(37,477)	$(14,201)
Effect of revaluation of warrant liability	—	(873)	—	—

Adjusted net loss used for diluted calculation	$(20,501)	$(4,333)	$(37,477)	$(14,201)

Denominator:
Basic weighted average number of common shares outstanding	69,791	54,875	66,464	54,130
Effect of dilutive potential common shares resulting from warrants	—	502	—	—

Diluted weighted average number of common shares outstanding	69,791	55,377	66,464	54,130

Net loss per common share:
Basic	$(0.29)	$(0.06)	$(0.56)	$(0.26)
Diluted	$(0.29)	$(0.08)	$(0.56)	$(0.26)

The table below presents common shares underlying stock options, convertible preferred stock, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2013, and 2012 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive common shares	16,651	8,704	16,301	14,813

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. During the year ended December 31, 2012, the Company provided for warranty obligations related to replacement costs for certain of its products that the Company identified were defective or had the potential of being defective. In connection with the warranty obligations provided for in relation to certain of its products during the year ended December 31, 2012, the Company filed a warranty claim against Fresenius, which Fresenius accepted. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheet as of December 31, 2012 representing the full amount of the warranty claim against Fresenius as Fresenius was obliged to supply the Company with replacement products or credit notes for those defective or potentially defective products. The Company also wrote-down the value of certain unsalable inventory of $1.7 million related to these products as an offsetting warranty claim against Fresenius as of December 31, 2012. As of September 30, 2013, the Company no longer has a warranty claim against Fresenius and all unsalable inventory related to this incident has been returned to Fresenius. During the three months ended March 31, 2013, the Company identified a separate production defect related to unsold inventory. The Company’s third party manufacturer has taken responsibility for the cost of replacing such damaged goods, therefore, the Company has borne no costs associated with these defects. Prior to these incidents, there have been very few warranty costs incurred. As a result, the Company did not accrue for any potential future warranty costs at September 30, 2013. In addition, the Company believes that the defective products and those that had the potential of being defective identified during the three months ended March 31, 2013 and during the year ended December 31, 2012 are isolated.

Fair Value of Financial Instruments

The Company determines the fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies financial instruments within Level 1 if quote prices are available in active markets, which include its money market funds as the money market funds are actively traded in markets and their market price can be readily determined. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s available-for-sale securities related to United States government agencies. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, which include its warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Note 2 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation on financial instruments.

New Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income, was amended to require additional information about amounts reclassified out of accumulated other comprehensive income. We adopted this guidance beginning January 1, 2013, and will provide the additional information when such reclassifications occur. The amendment did not have a material effect on our consolidated financial statements.

Note 2. Fair Value on Financial Instruments

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability. A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: Quoted prices in active markets for identical instruments

•	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)

•	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

To estimate the fair value of Level 2 debt securities as of September 30, 2013 our primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing services does not price a specific asset a secondary pricing services are utilized.

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,862	$7,862	$—	$—
Corporate debt securities (2)	24,948	—	24,948	—
United States government agency securities (2)	4,023	—	4,023	—

Total financial assets	$36,833	$7,862	$28,971	$—

Warrant liability	$22,706	$—	$—	$22,706

Total financial liabilities	$22,706	$—	$—	$22,706

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.

The fair values of certain of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$10,268	$10,268	$—	$—

Total financial assets	$10,268	$10,268	$—	$—

Warrant liability	$5,903	$—	$—	$5,903

Total financial liabilities	$5,903	$—	$—	$5,903

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2012, to September 30, 2013, was as follows (in thousands):

Balance at December 31, 2012	$5,903
Increase in fair value of warrants	16,803
Settlement of warrants exercised	—

Balance at September 30, 2013	$22,706

See Note 1 and 10 in the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the nine months ended September 30, 2013.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2013 (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Loss	Fair Value
Money market funds	$7,862		$7,862
United States government agency securities	4,027	(4)	4,023
Corporate debt securities	24,977	(29)	24,948

Total available-for-sale securities	$36,866	$(33)	$36,833

The fair value of the Company’s available-for-sales securities equaled cost at December 31, 2012.

Available-for-sale securities at September 30, 2013 and December 31, 2012, consisted of the following by original contractual maturity (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$24,509	$24,492	$10,268	$10,268
Due greater than one year and less than five years	12,357	12,341	—	—

Total available-for-sale securities	$36,866	$36,833	$10,268	$10,268

The maturities of certain short-term investments were estimated primarily based upon assumed prepayment features and credit enhancement characteristics.

Gross realized gains from the sale or maturity of available-for-sale investments were zero during each of the three and nine month periods ended September 30, 2013 and 2012. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2013, and 2012.

Note 4. Inventories

Inventories at September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Work-in-process	$4,810	$3,551
Finished goods	7,876	6,629

Total inventories	$12,686	$10,180

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and nine months ended September 30, 2013, the Company did not dispose of, impair, or recognize additional goodwill. Accordingly, at both September 30, 2013, and December 31, 2012, the carrying amount of goodwill was $1.3 million. The Company performed its annual review of goodwill on August 31, 2013, and noted no indicators of impairment as of that date.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2013 (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(622)	$1,395

Total intangible assets	$2,017	$(622)	$1,395

The following is a summary of intangible assets, net at December 31, 2012 (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(471)	$1,546

Total intangible assets	$2,017	$(471)	$1,546

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended September 30, 2013, and 2012, and $0.15 million for each of the nine months ended September 30, 2013, and 2012. During the three and nine months ended September 30, 2013, and 2012, there were no impairment charges recognized related to the acquired intangible assets.

At September 30, 2013, the expected annual amortization expense of the intangible assets, net is $0.05 million for the remaining three months of 2013, $0.2 million each subsequent year thereafter beginning with the year ending December 31, 2014, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of September 2013, the Company’s ownership in Aduro was less than 3% on a fully diluted basis. The carrying value of the Company’s investment in Aduro is zero in its condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013. As of September 30, 2013 the Company has not received any royalties under this agreement.

Note 7. Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and related costs	$2,588	$2,692
Accrued inventory costs	5,115	2,352
Accrued contract and other accrued expenses	4,357	2,575

Total accrued liabilities	$12,060	$7,619

Note 8. Debt

Debt at September 30, 2013, consisted of the following (in thousands):

	September 30, 2013
	Principal	Unamortized Discount	Total
Comerica - Revolving Line of Credit, due 2014	$3,638	—	$3,638

Total debt	3,638	—	3,638
Less: debt - current	(3,638)	—	(3,638)

Debt - non-current	$—	—	$—

Debt at December 31, 2012, consisted of the following (in thousands):

	December 31, 2012
	Principal	Unamortized Discount	Total
Comerica - Growth Capital Loan A, due 2015	$4,583	$(49)	$4,534
Comerica - Revolving Line of Credit, due 2014	3,190	—	3,190

Total debt	7,773	(49)	7,724
Less: debt - current	(4,857)	29	(4,828)

Debt - non-current	$2,916	$(20)	$2,896

Principal and interest payments on debt at September 30, 2013, are expected to be as follows for each of the following five years (in thousands):

Year ended December 31,
2013 (remaining three months)	$40
2014 (1)	3,740
2015	—
2016	—
2017	—

(1)	Included outstanding revolving line of credit balance based on the Company’s obligation to repay the outstanding revolving line of credit balance at the end of the revolving line of credit term.

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

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At September 30, 2013, and December 31, 2012, the Company had $3.6 million and $3.2 million, respectively, outstanding under the RLOC. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both September 30, 2013, and December 31, 2012, the floating rate of the RLOC was at 4.75%. In September 2011, the Company incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, the Company incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. The Company incurs a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of September 30, 2013, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, The Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early, which may occur as early as January 2015. In June 2013 the Company entered into a new lease for additional space in Concord. The lease has a two year initial term with four (4) two year options for the Company to renew. The lease commences on August 1, 2013 and obligates the Company to make rent payments of $51,456, $154,368 and $90,048 in 2013, 2014 and 2015, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

Financed Leasehold Improvements

In December 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At September 30, 2013, the Company had an outstanding liability of $0.7 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.6 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Series B Preferred Stock

In March 1999, the Company issued 3,327 shares of the Company’s Series B preferred stock to Fresenius Kabi AG (“Fresenius”) (formerly, Baxter International Inc.). The Series B preferred stock had no voting rights, except with respect to the authorization of any class or series of stock having preference or priority over the Series B preferred stock as to voting, liquidation or conversion or with respect to the determination of fair value of non-publicly traded shares received by the holder of Series B preferred stock in the event of a liquidation, or except as required by Delaware law. At any time, the holder had the ability to convert each share of Series B preferred stock into 100 shares of the Company’s common stock. The Company had the right to redeem the Series B preferred stock prior to conversion for a payment of $9.5 million. In June 2012, Fresenius exercised its right to convert all 3,327 shares of the Company’s Series B preferred stock. As a result, the Company issued 332,700 shares of its common stock to Fresenius and retired the outstanding Series B preferred stock.

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

The fair value of the warrants at September 30, 2013, and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
2009 Warrants	$9,203	$2,009
2010 Warrants	13,503	3,894

Total warrant liability	$22,706	$5,903

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
2009 Warrants:
Expected term (in years)	0.90	1.65
Estimated volatility	43%	45%
Risk-free interest rate	0.10%	0.25%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	2.11	2.86
Estimated volatility	41%	51%
Risk-free interest rate	0.33%	0.36%
Expected dividend yield	0%	0%

For the three months ended September 30, 2013, and 2012, the Company recorded a non-cash charge of $12.4 million and non-cash gain of $0.9 million, respectively, on its condensed consolidated statements of operations within non-operating income (expense), net, due to the changes in fair value of the warrants. For the nine months ended September 30, 2013, and 2012, the Company recorded a non-cash charge of $16.8million and a non-cash gain of $0.1 million, respectively, on its condensed consolidated statements of operations within non-operating income (expense), net, due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the fair value the warrants. As a result, any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. At September 30, 2013, the 2010 Warrants to purchase 5,084 shares of common stock had been exercised.

Sales Agreements

The Company entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012 (collectively, the “MLV Agreement”), with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million through MLV. Under the MLV Agreement, MLV acts as the Company’s sales agent and receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the MLV Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. Over the term of the MLV Agreement, approximately 6.6 million shares of the Company’s common stock were sold under the MLV Agreement for aggregate net proceeds of $19.2 million. At September 30, 2013, the Company had less than $0.1 million of common stock available to be sold under the MLV Agreement. During the nine months ended September 30, 2013, the Company had no sales of its common stock under the MLV Agreement.

The Company also entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Agreement”) in August 2012, with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor. Under the Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2012, approximately 1.4 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $4.3 million. During the nine months ended September 30, 2013, approximately 3.8 million shares of the Company’s common stock were sold under the Cantor Agreement for aggregate net proceeds of $13.0 million, all of which were sold in the first quarter of 2013. At September 30, 2013, the Company had approximately $12.5 million of common stock available to be sold under the Cantor Agreement.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012, and June 12, 2013, the stockholders approved an amendments to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 and 6,000,000 shares, respectively, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19,540,940 shares effective June 12, 2013. At September 30, 2013, the Company had an aggregate of approximately 12.7 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 10.6 million shares were subject to outstanding options and other stock-based awards, and approximately 8.1 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At September 30, 2013, the Company had approximately 0.5 million shares available for future issuance under the Purchase Plan.

The Company has granted restricted stock units to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2012	8,504	$3.40
Granted	2,503	3.69
Forfeited	(111)	3.19
Expired	(189)	6.71
Exercised	(177)	2.50

Balance at September 30, 2013	10,530	$3.43

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2013, and 2012, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense by caption:
Research and development	$132	$146	$341	$423
Selling, general and administrative	729	549	2,074	1,488

Total stock-based compensation expense	$861	$695	$2,415	$1,911

The Company did not record any stock-based compensation associated with performance-based stock options during the three and nine months ended September 30, 2013, and 2012, as the performance criteria was not probable of being achieved during these periods. Performance-based stock options of 50,000 remained outstanding at September 30, 2013.

Note 12. License Agreements

The Company has certain agreements with Fresenius under which the Company pays royalties on future INTERCEPT Blood System product sales which utilize certain intellectual property rights held by Fresenius at royalty rates that vary by product: 10% of product sales for the platelet system, 3% of product sales for the plasma system, 5% of product sales for the red blood cell system, and 6.5% on sales of illuminators. During each the three months ended September 30, 2013, and 2012, the Company made separate royalty payments to Fresenius of $0.8 million and $0.7 million, respectively, and payments of $2.3 million and $2.1 million during the nine months ended September 30, 2013 and 2012, respectively. At both September 30, 2013, and December 31, 2012, the Company accrued royalties of $0.7 million and $0.8 million, respectively.

In December 2008, the Company extended its agreement with Fresenius to manufacture finished INTERCEPT disposable kits for the platelet and plasma systems through December 31, 2013. Under the amended manufacturing and supply agreement, the Company pays Fresenius a set price per kit, which is established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead is to be paid or refunded if actual manufacturing volumes are lower or higher than the estimated production volumes. The Company made payments to Fresenius of $4.2 million and $1.4 million relating to the manufacturing of the Company products during the three months ended September 30, 2013, and 2012, respectively, and $11.8 million and $8.9 million, during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, and December 31, 2012, the Company owed Fresenius $4.3 million and $6.2 million, respectively, for INTERCEPT disposable kits manufactured. In connection with the warranty claims incurred by the Company and remediation of those claims during the year ended December 31, 2012 (see Note 1 in the Notes to Condensed Consolidated Financial Statements under “Guarantee and Indemnification Arrangements” for more detail), the Company filed a warranty claim against Fresenius. Fresenius accepted the warranty claim and has supplied the Company with replacement product or credit notes. As a result, the Company recorded a current asset of $1.8 million on its consolidated balance sheets as of December 31, 2012 representing the full amount of the warranty claim against Fresenius. As of September 30, 2013 the Company no longer has a warranty claim against Fresenius and all unsalable inventory has been returned to Fresenius.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three and nine months ended September 30, 2013, and 2012 (in percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Etablissement Francais du Sang	20%	22%	18%	23%
Movaco, S.A.	19%	19%	16%	19%
Bravo Pacific Limited	11%	*	*	*
Advanced Technology Comp. KSC	10%	*	*	*
AUM+ LTD	*	13%	*	*

*	Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may occur in future periods.

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

We are developing the INTERCEPT Blood System for red blood cells, or red blood cell system, and are planning and conducting vitro studies and clinical trials. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We are currently conducting a Phase II recovery and lifespan study and plan to complete that trial and certain other prerequisites before proposing a Phase III clinical trial protocol for the red blood cell system in support of approval in the United States. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any clinical trials of the red blood cell system to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

The United States Food and Drug Administration, or FDA, accepted our proposed modular Premarket Approval Application, or PMA, shell for review of our plasma system. We are proceeding with a modular PMA approach, in which we submit sections, or modules, of the PMA at different times and the compilation of these sections or modules will become a complete PMA. We believe that the modular approach increases the likelihood that we will be able to resolve any deficiencies identified by FDA earlier in the review process. Based on our recent discussions with the FDA, we believe that our existing clinical data is sufficient for the clinical requirements of the PMA submission process. In February 2013, we also reached agreement with the FDA regarding our platelet system. The FDA indicated

that our existing clinical trial and European haemovigilance data were sufficient to enable us to submit a proposal for a modular PMA submission for the platelet system without the need to complete additional Phase III clinical trials at this time, however, the FDA has indicated that we will need to commit to post-marketing studies. In March 2013, the FDA approved the proposed PMA shell for the plasma system, and in April 2013, the FDA approved the proposed PMA shell for the platelet system. Our submissions of the PMA modules for both our plasma and platelet system, will result in increased research and development expenses in future periods. Should the FDA require us to complete any additional clinical trials, our ability to conduct and complete any additional clinical trials to support approval in the United States would be subject to the sufficiency of our existing cash resources, our ability to generate sufficient cash flows from our operations, or obtain adequate funding from external sources before we initiate any additional trials.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for our platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect, which could adversely affect the commercialization and clinical development activities.

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

We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. Although our revenues have grown over time and increased during the three and nine months ended September 30, 2013 as compared to the same periods in 2012, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

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

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of September 30, 2013, our ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our consolidated balance sheet.

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

We entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012, or collectively the MLV Agreement, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor Agreement, in August 2012, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $30.0 million through Cantor as our sales agent. During the year ended December 31, 2011, approximately 3.5 million shares of our common stock were sold under the MLV Agreement for aggregate net proceeds of $9.7 million. During the year ended December 31, 2012, we sold an aggregate of approximately 4.5 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $13.8 million. During the nine months ended September 30, 2013, we sold an aggregate of approximately 3.8 million additional shares of our common stock under the Cantor Agreement for aggregate net proceeds of $13.0 million, and no shares of our common stock were sold under the MLV Agreement. At September 30, 2013, we had less than $0.1 million and approximately $12.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively.

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or collectively, the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn against our revolving line of credit and had an outstanding balance of $3.6 million at September 30, 2013. In April 2013, we repaid in full the Growth Capital Loan balance and all accrued interest, as well as a scheduled final payment, in an aggregate amount of $4.2 million. We have no further obligations under the Growth Capital Loan.

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

•Goodwill and intangible assets—In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheet. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. Effective January 1, 2012, the test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2013, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the nine months ended September 30, 2013. We will perform an impairment test on our intangible assets by continually monitoring events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Product revenue	$10,542	$8,252	$2,290	28%	$30,425	$26,167	$4,258	16%
Government grants and cooperative agreements	—	—	—	0%	—	91	(91)	(100)%

Total revenue	$10,542	$8,252	$2,290	28%	$30,425	$26,258	$4,167	16%

Product revenue increased by $2.3 million and $4.3 million during the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, respectively, primarily as a result of higher volumes of our plasma systems’ disposable kits and our illuminators sold to existing customers and new customer adoption of the INTERCEPT Blood System in countries where we sell our products. Additionally, with the exception plasma kits in the three months ended September 30, 2013 and illuminators in the nine months ended September 30, 2013, slightly higher average selling prices compared to the year prior period also contributed to the increase in product revenue. In the instances where average selling prices decreased product revenue for those product lines increased in aggregate due to substantial increases in units sold.

We anticipate product revenue for both our platelet and plasma systems will continue to increase in future periods as the INTERCEPT Blood System continues to gain market acceptance in geographies where commercialization efforts are underway. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

There was no revenue derived from government grants and cooperative agreements during the nine months ended September 30, 2013 nor was any grant revenue derived during the three months ended September 30, 2013, or 2012. During the nine months ended September 30, 2012, we recognized the final $0.1 million available under the last remaining grant available to us. There is no assurance that we will be awarded future federal grants and cooperative agreements for the INTERCEPT Blood System.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Cost of product revenue	$6,826	$4,411	$2,415	55%	$17,663	$15,499	$2,164	14%

Cost of product revenue increased by $2.4 million and $2.2 million during the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, respectively, primarily due to the higher volume of plasma disposable kits and illuminators sold during the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012. This was partially offset by lower scrap charges for both the three and nine months ended September 30, 2013, compared to the same periods in 2012. We anticipate our cost of product revenue will increase in the future as a result of anticipated increased product sales.

Our realized gross margins on product sales were 35% during the three months ended September 30, 2013, down from 47% during the three months ended September 30, 2012. Our realized gross margins on product sales were 42% during the nine months ended September 30, 2013, up from 41% during the nine months ended September 30, 2012. Gross margins during the three and nine months ended September 30, 2013, were negatively impacted primarily by product mix. However, for the nine months ended September 30, 2013 this negative impact was offset by a favorable manufacturing variance as well as reduced scrap charges.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Research and development	$4,363	$1,903	$2,460	129%	$10,569	$5,439	$5,130	94%

Research and development expenses increased by $2.5 million and $5.1 million during the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, due to increased costs associated with clinical development of our red blood cell system and pursuing the modular PMA submission process with the FDA for the platelet and plasma systems. We anticipate our research and development spending will continue to increase over the near term as we initiated enrollment in two Phase III clinical trials for our red blood cell system in Europe in June 2013, and initiated a Phase II recovery and lifespan study in                     . In addition, we plan to perform certain additional in vitro studies and clinical development in the United States which would result in further increased research and development spending. Subject to our ability to fund further studies, clinical and regulatory efforts, we may also perform additional research and development activities in order to pursue regulatory approval for our products in the United States, including additional clinical development that may be required in connection with our modular PMA submissions to the FDA for our platelet and plasma systems. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects; which is discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in Europe, the CIS and the Middle East, expenses for accounting, tax, and internal control, legal and facility related expenses, and insurance premiums.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Selling, general and administrative	$7,728	$6,219	$1,509	24%	$22,535	$18,871	$3,664	19%

Selling, general, and administrative expenses increased by $1.5 million and $3.7 million during the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, respectively. The increase was primarily due to increased spending related to general corporate services, including higher stock-based compensation charges, and to a lesser extent, higher workforce costs.

We anticipate that selling, general and administrative expenses may increase over time, as we prepare for a potential commercial presence in the U.S. and engage in preparatory marketing efforts in the markets where we currently sell our products and as we potentially expand commercialization efforts into new geographies.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Amortization of intangible assets	$50	$50	$—	0%	$151	$151	$—	0%

Amortization of intangible assets remained flat during the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. There were no changes to the composition of our intangible assets for the periods presented, nor were there any impairments to the intangible assets on our balance sheet. Furthermore, the assumptions used to determine the useful lives of our intangible assets were consistent for the periods presented.

Non-Operating Income (Expense), net

Non-operating income (expense), net consists of mark-to-market adjustments related to the change in fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, interest earned on our short-term investment portfolio (included in cash and cash equivalents and investments), and other non-operating gains and losses.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2013	2012	Change		2013	2012	Change
Revaluation of warrant liability	$(12,416)	$873	$(13,289)	1,522%	$(16,803)	$86	$(16,889)	19,638%
Foreign exchange gain (loss)	409	187	222	(119)%	198	(53)	251	(474)%
Interest expense	(41)	(136)	95	70%	(279)	(410)	131	32%
Other income, net	32	2	30	(1,500)%	65	9	56	(622)%

Total non-operating income (expense), net	$(12,016)	$926	$(12,942)	1,398%	$(16,819)	$(368)	$(16,451)	(4,470)%

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

During the three months ended September 30, 2013 and 2012, we recorded a non-cash charge of $ 12.6 million and a non-cash gain of $0.9 million, respectively, and a non-cash charge of $16.8 million and a non-cash gain of $0.1 million during the nine months ended September 30, 2013 and 2012, respectively, associated with changes in the fair value of the warrants. Changes resulting from the revaluation of warrants to fair value were primarily impacted by the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrant.

The remainder of the activity within non-operating income (expense), net was relatively consistent during the three and nine month periods ended September 30, 2013 and 2012.

Provision for Income Taxes

For the three and nine months ended September 30, 2013 and 2012, the provision for income taxes primarily consisted of a provision for foreign taxes. In both the three months ended September 30, 2013 and 2012, we recorded a provision for income taxes of $0.06 million, representing effective tax rates of 0.3% and 1.6%, respectively. In the nine months ended September 30, 2013 and 2012, we recorded a provision for income taxes of $0.2 million and $0.1 million, respectively, representing effective tax rates of 0.4% and 0.9%, respectively. Due to our history of cumulative operating losses, management concludes that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2013.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and private placements of equity securities, debt instruments, United States government grants and cooperative agreements, and contribution from product sales, net of expenses, and interest income.

At September 30, 2013, we had cash, and cash equivalents of $24.4 million and investments of $29.0. Our cash equivalents primarily consist of money market funds. Our investments primarily consist of corporate debt securities and United States government agency securities. Both cash and cash equivalents and inventements are classified for accounting purposes as available-for-sale.

Operating Activities

Net cash used in operating activities was $20.1 million for the nine months ended September 30, 2013, compared to $11.0 million during the nine months ended September 30, 2012. The increase in net cash used in operating activities was primarily related to an increase in net loss (exclusive of revaluation of warrant liability) of $7.0 million as well as in increase in accounts receivable and a decrease in accounts payable during the nine months ended September 30, 2013, relative to the corresponding period in 2012 due to the timing of sales and payments within the respective periods, partially offset by an increase in accrued liabilities and a decline in the rate of inventory growth in the current period compared to the earlier period.

Investing Activities

Net cash (used in) investing activities was $29.6 million during the nine months ended September 30, 2013, compared to $0.2 million provided by investing activities in the comparable period in 2012. This change was primarily the result of the Company’s decision to invest proceeds from a public offering of the Company’s common stock completed in March 2013 into short-term available-for-sale corporate debt securities and United States government agency securities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013, was $47.1 million compared to $12.0 million during the nine months ended September 30, 2012. The increase in financing activities was primarily due to proceeds received from our underwritten common stock offering which generated $38.0 million (net of $1.8 million in underwriter’s discount and $0.5 million in offering costs) and an additional $13.0 million received from sales of our common stock offerings pursuant to the Cantor Agreement, offset slightly by repayment of debt principal.

Working Capital

Working capital increased to $31.9 million at September 30, 2013, from $18.4 million at December 31, 2012, primarily due to higher balances in cash, cash equivalents and investments, which were substantially derived from net cash proceeds received from the sale of our common stock pursuant to the underwritten public offering and the sales of common stock under the Cantor Agreement and partially offset by cash used for our operations. Working capital was also impacted by increases in our warrant liability which fluctuates with movements in the Company’s stock price, offset by increases in accounts receivables due to timing of cash collection from our customers, and increases in inventory levels in order to be able to fulfill anticipated future customer demand for our products coupled with the management of our supply chain.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for our platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect, which could adversely affect the commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our Amended Credit Agreement with Comerica on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including pursuant to the Cantor Agreement discussed below or otherwise. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. The disruptions to the global credit and financial markets as well as general economic uncertainty, including the continued instability of the Eurozone, has generally made equity and debt financing more difficult to obtain and the terms less favorable to the companies seeking to raise financing. As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, platelet or plasma systems in the United States unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

The offering of common stock pursuant to each Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable Sales Agreement and (2) termination of that Sales Agreement. Each Sales Agreement may be terminated by MLV or Cantor, as applicable, or us at any time upon 10 days notice to the other party, or by MLV or Cantor, as applicable, at any time in certain circumstances, including our undergoing a material adverse change. We pay MLV an aggregate commission rate equal to 3% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement, and we pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Cantor Agreement. During the two years ended December 31, 2012, we sold an aggregate of approximately 8.0 million additional shares of our common stock under the MLV Agreement and the Cantor Agreement for aggregate net proceeds of $23.5 million. During the nine months ended September 30, 2013, we sold approximately 3.8 million shares under the Cantor Agreement for aggregate net proceeds of $13.0 million, and no shares of our common stock were sold under the MLV Agreement. At September 30, 2013, we had less than $0.1 million and approximately $12.5 million of common stock available to be sold under the MLV Agreement and Cantor Agreement, respectively, subject to the continued effectiveness of our shelf registration statement referred to below.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

Except for our operating leases, we did not have any off-balance sheet arrangements as of September 30, 2013.

Commitments

The following summarizes our commitments at September 30, 2013 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$3,998	$2,509	$1,489	$—	$—
Operating leases	2,082	1,127	864	91	—
Other commitments	1,265	491	320	287	167
Debt	3,780	3,780	—	—	—

Total contractual obligations	$11,125	$7,907	$2,673	$378	$167

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009, to extend the term of our existing Concord, California lease and exercised a five year extension option in January 2012, to extend the term of our Amersfoort, The Netherlands lease for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our existing Concord, California lease and our Amersfoort, The Netherlands lease, which may occur as early as January 2015 and February 2016, respectively. In June of 2013, we executed a new two year lease for additional space in Concord, California. The term of this new lease commenced on August 1, 2013 and runs for two years with four (4) two year options for us to renew. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our condensed consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord California lease, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At September 30, 2013, we had an outstanding liability of $0.8 million related to these leasehold improvements.

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

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. In September 2013, and December 2012, we had $3.6 million and $3.2 million, respectively, outstanding under the RLOC. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both September 30, 2013, and December 31, 2012, the floating rate of the RLOC was at 4.75%. In September 2011, we incurred a commitment fee of $20,000. Upon amendment of the loan and security agreement in June 2012, we incurred another annual commitment fee of $20,000 and received a credit for the unused portion of the initial fee. We will incur a $20,000 commitment fee at each annual anniversary beginning June 30, 2013.

We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of September 30, 2013, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. The Company had $0.03 million of unrealized losses on available-for-sale securities at September 30, 2012, we did not have any unrealized gains or losses at December 31, 2012. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, for which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to United States government agencies were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2013 and 2012. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending September 30, 2013 that are of significance, or potential significance, to us. Any recent accounting pronouncement that are of significance, or potential significance, to us are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, under Note 2 in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth under “Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may never achieve a profitable level of operations. Our development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems are not approved in the United States or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are and are expected to continue to be in excess of revenue. Contribution from product sales is unlikely to exceed the costs we incur in research, development and commercialization of the INTERCEPT Blood System in the near-term. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to incur additional research development costs associated with the modular PMA submission process for our platelet and plasma systems, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, and with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, which costs could be substantial and could extend the period during which we expect to operate at a loss.

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

Sales of our products are dependent on purchasing decisions and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economies and credit and financial markets, including the sovereign debt crisis in certain countries in Europe and disruptions due to political instability or otherwise, these organizations may defer purchases, may be unable to satisfy their reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there are concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our reported product revenue.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our product candidates may fail in the testing phase or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin and conduct clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, and delays in the conduct of the clinical trial by personnel at the clinical site. Significant delays in clinical testing could materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years. Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful. We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. We believe the FDA and other regulatory authorities are likely to weigh the potential risks of using our pathogen inactivation products against the incremental benefits, which may be difficult or impossible to quantify.

If one of our product candidates receives approval for commercial sale in the United States, the FDA may require post-marketing clinical studies, which can involve significant expense. For example, although the FDA has indicated that no prospective Phase III clinical trials were required at this time in order to submit our proposal for a modular PMA submission for the platelet system, the FDA has indicated that we will need to commit to post-marketing studies. Other regulatory authorities outside of the United States may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with several other modules of our PMA, to the FDA. In February 2013, we reached agreement with the FDA that our clinical trial and European haemovigilance data were sufficient in order to submit a proposal for modular PMA submission without the need to complete additional Phase III clinical trials at this time, and in April 2013, the FDA approved the proposed PMA shell for the platelet system. However, FDA has indicated that we will need to commit to post-marketing studies. We submitted the first of three modules in September 2013 and expect to submit the remaining two modules in December 2013 and March 2014. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted or limit their potential approval to only those collection platforms, additive solutions, or general processing methods to those that they might consider our clinical data sufficient for. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if the costs of such trials could be covered by our existing cash or if we were able to secure adequate additional funding. We have limited experience with the modular PMA process and may encounter unanticipated difficulties complying with the prescribed submission timing or other modular PMA requirements. Such difficulties could affect our ability to complete the PMA submission process successfully. Should significant questions arise during the submission process or if we are required to conduct additional clinical trials to support our planned PMA submission, approval may take a significant period of time to obtain, if ever.

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

We have completed Phase III clinical trials of the plasma system in the United States, reports for which were filed with the FDA during 2005. We have received agreement by the FDA for the modular PMA submission process for the plasma system, and in April 2013, the FDA approved the proposed PMA shell for the plasma system. We are currently in the process of submitting the required modules necessary for PMA approval and expect the entire process will take in excess of one year.

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

Red Blood Cell System

In 2003, we terminated Phase III clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the Phase III clinical trial for chronic anemia. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase I clinical trial to evaluate recovery and survival of treated red blood cells with the modified process that we initiated in the fourth quarter of 2008, there were no adverse events reported. Based on the results from that trial, we plan to conduct Phase III clinical trials in Europe using the modified process in patients with acute and chronic anemia, if our clinical trial applications are approved by European regulators. However, we cannot assure you that the adverse events observed in the terminated Phase III clinical trials of our red blood cell system will not be observed in any future Phase III clinical trials of our red blood cell system. In addition, although the unblinded data from our 2003 Phase III clinical trial of the red blood cell system for acute anemia patients indicated that the primary endpoint had been met, we cannot assure you that the same result will be observed in any potential future Phase III clinical trials using our modified process. There can be no assurance that we will be able to successfully satisfy any such perquisites, nor can there be any assurance that we and the FDA will agree to the proposed trial protocol or that we will otherwise obtain FDA clearance to initiate the proposed Phase III clinical trial.

In March 2012, we submitted a proposed clinical trial protocol to the FDA for a proposed Phase III clinical trial evaluating the red blood cell system in patients receiving chronic red cell transfusion support for sickle cell disease or thalassemia. The FDA is requiring that at least an additional Phase II recovery and survival study, that we are currently conducting, will need to be successfully completed and reported to the FDA prior to any initiation of the proposed Phase III clinical trials. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of proposed license-enabling Phase III clinical trial.

We have recently initiated Phase III clinical trials of our red blood cell system for acute anemia patients and separately, chronic anemia patients, in Europe. Such studies, including the studies required by the FDA prior to its review of the proposed United States Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We understand that while the ongoing acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome in the ongoing Phase III chronic anemia clinical trial in Europe may also be required for our red blood cell system to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries in Europe, including France and Germany. Any additional Phase III clinical trials would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals. We would likely consider an FDA license-enabling Phase III clinical trial if the cost of such a trial could be satisfied by our cash on-hand at the time or if we were able to secure adequate additional funding. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date in the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we continue to experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential customers may object to working with a potent chemical, like S-303, the active compound in the red blood cell system, or may require modifications to automate the process which would result in additional development costs.

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

Fresenius has agreed, through a manufacturing and supply agreement signed with us in December 2008, to manufacture our INTERCEPT disposable kits for the platelet and plasma systems. Our manufacturing and supply agreement with Fresenius extends through December 31, 2013, and is automatically renewed for one year terms. Fresenius may terminate the manufacturing and supply agreement, provided that Fresenius notifies us with at least thirty months’ written notice prior to termination. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits or to do so on a cost effective basis, which would subject us to loss of revenue and reduced contribution margin. Under the current contract, production of INTERCEPT disposable kits is produced at a facility that also produces Fresenius-branded products. Should production for Fresenius’ own products decline, our products will absorb more overhead, negatively impacting our gross margins. In addition, producing finished kits and components with multiple manufacturers would likely have a negative impact on manufacturing overhead absorption and could lead to higher overall product costs, which in turn, would impact our net income or loss position. We may not be able to negotiate a mutually agreeable extension with Fresenius or to enter into an agreement with a qualified alternate supplier for the manufacturing and supply of our disposable kits timely, if ever. Failure to secure our supply chain would limit our ability to produce and sell INTERCEPT and would adversely impact our ability to gain approval in the United States.

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

Our supply agreement with Porex was amended and now expires on December 31, 2014. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We understand that Porex ownership may be seeking a sale of the company. Should a sale ultimately occur and should the new owner choose to discontinue manufacturing for Cerus beyond our current contract term of December 31, 2014, or at all, we would likely experience a significant disruption in our ability to meet customer demand. We also have contracts with other companies who are our sole suppliers of raw materials used to make compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. Our supplier agreement with Purolite extends through December 2013, and will automatically renew each year. Purolite may terminate the supplier agreement provided that Purolite notifies us in writing at least two years in advance. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2013 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

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

Our products and product candidates are not compatible with some collection and storage methods or combinations thereof.

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

In order to address the entire market in the United States, Japan, and potentially elsewhere, we would need to develop and test additional configurations of the platelet system. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In order to gain regulatory approvals for a pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our products using a variety of configurations before our products would be approved for such configurations.

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

The red blood cell system that has been used in our preclinical studies and clinical trials have been a prototypes of the system expected to be used in the final product. As a result, we plan to perform additional preclinical studies and clinical trials using the commercial version of the system to demonstrate the acceptability of the commercial configuration and the equivalence of the prototypes and the commercial product, which will increase our expenses and delay the potential commercialization of our red blood cell system. We may determine that the red blood cell system may not be commercially feasible from potential customers’ perspectives. If we fail to develop commercial versions of the red blood cell system in a timely manner, our potential revenue would be delayed or diminished and our potential competitors may be able to bring products to market before we do.

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

        Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen inactivation systems. A number of companies are specifically focusing on alternative strategies for pathogen inactivation in platelets and plasma. These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A virus, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, which is also a non-lipid-enveloped virus, for which our products have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market adoption of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer or more cost effective than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG and MacoPharma International, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. TerumoBCT, a subsidiary of Terumo Corporation, has developed a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that TerumoBCT is also developing a pathogen inactivation system for whole blood. We understand that Terumo BCT is currently running a recovery and survival clinical trial in red blood cells derived from whole blood after treatment with Mirasol. TerumoBCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should TerumoBCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

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

Octapharma AG recently received FDA approval to sell treated fresh frozen plasma for certain indications and will likely be commercialized ahead of our own plasma product candidate. Should Octapharma enter into exclusive agreements with key customers, our plasma product candidate, should it receive approval in the United States, may encounter market resistance and have a more limited market into which we can sell. In addition, we understand that Octapharma is seeking approval to sell treated plasma in France and may partner with the EFS to distribute Octaplas plasma. Octapharma’s approval in France and potential partnership with the EFS would introduce another competitor to the French market and would directly compete with INTERCEPT-treated plasma in that territory.

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

New methods of testing whole blood for specific pathogens have been approved by the FDA and in Europe, as have tests for bacteria in platelets. Other companies are marketing rapid, point-of-care bacterial tests, and developing synthetic blood product substitutes and products to stimulate the growth of platelets. Development and commercialization of any of these or other related technologies could limit the potential market for our products as would a mandate of any competing technology other than INTERCEPT. Specific claims that these products may receive, such as claims for using seven-day platelets in conjunction with point-of-care bacterial testing, may become a barrier to market adoption of INTERCEPT or provide sellers of those products with a first-mover advantage over INTERCEPT.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for, our platelet and plasma systems costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect, which could adversely affect the commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth outside of our credit agreement with Comerica Bank on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including pursuant to our Controlled Equity Offering Sales Agreement Cantor Fitzgerald & Co., or the Cantor Agreement, or otherwise. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 †	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 1, 2013	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 †	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.