Form 10-Q
period 2014-03-31
CERUS CORP
filed 2014-05-12
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 24, 2014, there were 72,513,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014 (Unaudited)	December 31, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$23,992	$29,485
Short-term investments	24,263	28,191
Accounts receivable	4,943	6,125
Inventories	11,307	13,063
Prepaid expenses	1,661	848
Other current assets	913	442

Total current assets	67,079	78,154
Non-current assets:
Property and equipment, net	3,166	2,189
Goodwill	1,316	1,316
Intangible assets, net	1,294	1,344
Restricted cash	308	308
Other assets	64	70

Total assets	$73,227	$83,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,493	$5,674
Accrued liabilities	8,838	9,813
Deferred revenue	279	181
Debt - current	3,268	3,366
Warrant liability	11,356	20,390

Total current liabilities	27,234	39,424
Non-current liabilities:
Deferred income taxes	95	89
Other non-current liabilities	1,031	1,073

Total liabilities	28,360	40,586
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	548,202	545,905
Accumulated other comprehensive income	7	7
Accumulated deficit	(503,414)	(503,189)

Total stockholders’ equity	44,867	42,795

Total liabilities and stockholders’ equity	$73,227	$83,381

(1)	The financial information in this column was derived from audited financial statements included in the Company’s 2013 Annual Report on Form 10-K.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product revenue	$7,866	$9,733
Cost of product revenue	4,157	5,090

Gross profit on product revenue	3,709	4,643

Operating expenses:
Research and development	4,642	2,700
Selling, general and administrative	8,236	6,853
Amortization of intangible assets	50	50

Total operating expenses	12,928	9,603

Loss from operations	(9,219)	(4,960)

Non-operating gain (expense), net:
Gain (loss) from revaluation of warrant liability	9,034	(5,073)
Foreign exchange gain (loss)	21	(54)
Interest expense	(193)	(131)
Other income, net	170	17

Total non-operating gain (expense), net	9,032	(5,241)

Loss before income taxes	(187)	(10,201)
Provision for income taxes	38	51

Net loss	$(225)	$(10,252)

Net loss per share:
Basic	$(0.00)	$(0.17)
Diluted	$(0.12)	$(0.17)
Weighted average shares outstanding used for calculating net loss per share:
Basic	72,088	59,730
Diluted	75,158	59,730

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(225)	$(10,252)
Other comprehensive loss	0	0

Comprehensive loss	$(225)	$(10,252)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(225)	$(10,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325	167
Stock-based compensation	946	713
Changes in revaluation of warrant liability	(9,034)	5,073
Non-cash interest expense	0	4
Deferred income taxes	6	7
Loss on disposal of fixed assets	0	56
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	1,182	(289)
Inventories	1,117	(1,624)
Other assets	(764)	910
Accounts payable	(2,181)	(3,299)
Accrued liabilities	(1,295)	85
Deferred revenue	98	97

Net cash used in operating activities	(9,825)	(8,352)
Investing activities
Capital expenditures	(839)	(26)
Purchases of investments and certain other assets	(460)	0
Maturities of investments	4,300	0

Net cash provided by (used in) investing activities	3,001	(26)
Financing activities
Net proceeds from equity incentive plans	1,425	152
Net proceeds from public offering	31	51,502
Proceeds from revolving line of credit	0	526

Payments on debt, revolving line of credit and landlord provided leasehold incentives	(125)	(1,335)

Net cash provided by financing activities	1,331	50,845

Net increase in cash and cash equivalents	(5,493)	42,467
Cash and cash equivalents, beginning of period	29,485	26,696

Cash and cash equivalents, end of period	$23,992	$69,163

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which were included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 7, 2014. The accompanying consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with ASC Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s source of revenues for the three months ended March 31, 2014 and 2013 was product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

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

At March 31, 2014 and December 31, 2013, the Company had $0.3 million and $0.2 million, respectively, of short-term deferred revenue on its condensed consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Value-added-taxes (“VAT”) that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such VAT from product revenue.

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

Short-Term Investments

Investments with original maturities of greater than three months which included corporate debt and United States government agency securities are designated as available-for-sale and classified as short-term investments. In accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classified all debt securities as available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized gains (losses) on available-for-sale securities, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains and losses from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The cost of securities sold was based on the specific identification method. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s condensed consolidated balance sheets. The Company also has certain non-US dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2014, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

Concentrations of credit risk with respect to trade receivables exist. However, in connection with the Company’s revolving line of credit, as discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements, the Company purchased a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations. At March 31, 2014 and December 31, 2013, the Company had not recorded any reserves for potentially uncollectible accounts.

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at March 31, 2014, and December 31, 2013, respectively. These customers cumulatively represented approximately 65% and 55% of the Company’s outstanding trade receivables at March 31, 2014, and December 31, 2013, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2014, and December 31, 2013, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to and ultimately incorporated and assembled by Fresenius, Inc. (“Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2014 and December 31, 2013, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2014, and December 31, 2013, the Company had $0.3 million and $0.4 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll-related costs for employees during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense.

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

The Company performs an impairment test on its intangible assets, in accordance ASC Topic 360-10, “Property, Plant and Equipment,” if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. For further details regarding the impairment analysis, reference is made to the section below under “Long-lived Assets.” Also, see Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2014, and 2013.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency gains (losses) of less than $0.1 million and $(0.1) million during the three months ended March 31, 2014, and 2013, respectively.

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

See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of warrant liability.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants and restricted stock units, which are calculated using the treasury stock method. Diluted net income (loss) per share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position, if the effect would result in more dilution.

Certain potential dilutive securities were excluded from the dilution calculation for the three months ended March 31, 2014, and 2013, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2014, and 2013 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(225)	$(10,252)
Effect of revaluation of warrant liability	(9,034)	0

Adjusted net loss used for diluted calculation	$(9,259)	$(10,252)
Denominator:
Basic weighted average number of shares outstanding	72,088	59,730
Effect of dilutive potential shares	3,070	0

Diluted weighted average number of shares outstanding	75,158	59,730

Net loss per share:
Basic	$(0.00)	$(0.17)
Diluted	$(0.12)	$(0.17)

The table below presents shares underlying stock options, employee stock purchase plan rights, warrants and restricted stock units that are excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2014 and 2013 (shares in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted average number of anti-dilutive potential shares	16,901	15,531

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

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates its carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s available-for-sale securities related to corporate debt and United States government agency securities. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, which include its warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Note 2 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ending March 31, 2014 that are of significance, or potential significance, to the Company.

Note 2. Fair Value on Financial Instruments

The Company determines the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability. A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritized the inputs into three broad levels as follows:

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

To estimate the fair value of Level 2 debt securities as of March 31, 2014 the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset, a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,648	$9,648	$0	$0
Corporate debt securities (2)	20,251	0	20,251	0
United States government agency securities (2)	4,012	0	4,012	0

Total financial assets	$33,911	$9,648	$24,263	$0

Warrant liability (3)	$11,356	$0	$0	$11,356

Total financial liabilities	$11,356	$0	$0	$11,356

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$8,650	$8,650	$0	$0
Corporate debt securities (2)	23,173	0	23,173	0
United States government agency securities (2)	5,018	0	5,018	0

Total financial assets	$36,841	$8,650	$28,191	$0

Warrant liability (3)	$20,390	$0	$0	$20,390

Total financial liabilities	$20,390	$0	$0	$20,390

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2013 to March 31, 2014 was as follows (in thousands):

Balance at December 31, 2013	$20,390
Decrease in fair value of warrants	(9,034)

Balance at March 31, 2014	$11,356

See Note 1 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2014 or the year ended December 31, 2013.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2014 (in thousands):

	March 31, 2014
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$9,648	$0	$9,648
Corporate debt securities	20,243	8	20,251
United States government agency securities	4,012	0	4,012

Total available-for-sale securities	$33,903	$8	$33,911

The following is a summary of available-for-sale securities at December 31, 2013 (in thousands):

	December 31, 2013
	Carrying Value	Gross Unrealized Gain	Fair Value
Money market funds	$8,650	$0	$8,650
Corporate debt securities	23,165	8	23,173
United States government agency securities	5,019	(1)	5,018

Total available-for-sale securities	$36,834	$7	$36,841

Available-for-sale securities at March 31, 2014 and December 31, 2013 consisted of the following by original contractual maturity (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$33,903	$33,911	$30,700	$30,701
Due greater than one year and less than three years	0	0	6,134	6,140

Total cash equivalents and short-term investments	$33,903	$33,911	$36,834	$36,841

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three months ended March 31, 2014 and 2013. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2014 and 2013, respectively.

Note 4. Inventories

Inventories at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Work-in-process	$2,142	$4,863
Finished goods	9,165	8,200

Total inventories	$11,307	$13,063

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three months ended March 31, 2014, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2014, unless indicators of impairment are identified prior to that date. As of March 31, 2014, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at March 31, 2014 (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(723)	$1,294

Total intangible assets	$2,017	$(723)	$1,294

The following is a summary of intangible assets, net at December 31, 2013 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(673)	$1,344

Total intangible assets	$2,017	$(673)	$1,344

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, there were no impairment charges recognized related to the acquired intangible assets.

At March 31, 2014, the expected annual amortization expense of the intangible assets, net is $0.15 million for the remaining nine months of 2014, $0.2 million annually beginning with the year ending December 31, 2015 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech (“Aduro”) in 2009, the Company received preferred shares of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of March 2014, the Company’s ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheet. As of March 31, 2014, the Company has not received any royalties under this agreement.

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation and related costs	$1,899	$2,527
Accrued inventory costs	2,534	3,553
Accrued professional services	2,995	2,722
Other accrued expenses	1,410	1,011

Total accrued liabilities	$8,838	$9,813

Note 8. Debt

Debt at March 31, 2014 consisted of the following (in thousands):

	March 31, 2014
	Principal	Unamortized Discount	Total
Comerica - Revolving Line of Credit, due 2014	$3,268	$0	$3,268
Less: debt - current	(3,268)	0	(3,268)

Debt - non-current	$0	$0	$0

Debt at December 31, 2013 consisted of the following (in thousands):

	December 31, 2013
	Principal	Unamortized Discount	Total
Comerica - Revolving Line of Credit, due 2014	$3,366	$0	$3,366
Less: debt - current	(3,366)	0	(3,366)

Debt - non-current	$0	$0	$0

Principal and interest payments on debt at March 31, 2014 are expected to be $3.3 million through June 2014 when the Revolving Line of Credit becomes due.

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

Growth Capital Loan

Concurrent with the execution of the original loan and security agreement in September 2011, the Company borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay the Company’s prior debt with Oxford Finance Corporation (“Oxford”), with the remainder used for general corporate purposes. The Growth Capital Loan was scheduled to mature on September 30, 2015 and bore a fixed interest rate of 6.37%, with interest–only payments due for the first twelve months, followed by equal principal and interest payments for the remaining 36 months. In April 2013, the Company repaid in full the Growth Capital Loan balance and all accrued interest as well as a scheduled final payment fee of $0.05 million, in an aggregate amount of $4.2 million. The Company has no further obligations under the Growth Capital Loan.

Revolving Line of Credit

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million (the “RLOC Loan Amount”). The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At March 31, 2014, and December 31, 2013, the Company had $3.3 million and $3.4 million, respectively, outstanding under the RLOC. The Company is required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both March 31, 2014, and December 31, 2013, the floating rate of the RLOC was 4.75%.

Compliance with Covenants

The Company is required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2014, the Company was in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, The Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early, which may occur as early as January 2015. In June 2013, the Company entered into a new lease for additional space in Concord. The lease has a two year initial term with four (4) two year options for the Company to renew. The lease commenced on August 1, 2013 and obligates the Company to make rent payments for the remaining nine months of $115,776 and $90,048 in 2014 and 2015, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements at one of its facilities in Concord, California. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. If the Company exercises its right to early terminate the Concord California lease under which such improvements were made, which may occur as early as January 2015, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2014, the Company had an outstanding liability of $0.7 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.6 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

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

The fair value of the warrants at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
2009 Warrants	$4,637	$8,542
2010 Warrants	6,719	11,848

Total warrant liability	$11,356	$20,390

The fair value of the Company’s warrants was based on using the binomial-lattice option valuation model and using the following assumptions at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
2009 Warrants:
Expected term (in years)	0.40	0.65
Estimated volatility	52%	45%
Risk-free interest rate	0.07%	0.10%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	1.61	1.86
Estimated volatility	45%	41%
Risk-free interest rate	0.44%	0.38%
Expected dividend yield	0%	0%

The Company recorded a non-cash gain of $9.0 million and a non-cash loss of $5.1 million during the three months ended March 31, 2014, and 2013, respectively, in “Gain (Loss) from Revaluation of warrant liability” on the condensed consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase to the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of warrant liability. During the three months ended March 31, 2014, there were no exercises of these warrants. In 2013, warrants to purchase 186,586 shares of common stock were exercised from the outstanding 2010 Warrants.

Sales Agreements

The Company entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012 (as amended, the “MLV Agreement”), with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million through MLV. At March 31, 2014, the Company had less than $0.1 million of common stock available to be sold under the MLV Agreement. During the three months ended March 31, 2014, the Company had no sales of its common stock under the MLV Agreement. The MLV Agreement expires in June 2014.

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to an aggregate of $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2013, approximately 5.4 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $23.5 million. During the three months ended March 31, 2014, the Company had no sales of its common stock under the Amended Cantor Agreement. At March 31, 2014, the Company had approximately $41.5 million of common stock available to be sold under the Amended Cantor Agreement.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On each of June 6, 2012 and June 12, 2013, the stockholders approved an amendment to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 and 6,000,000 shares, respectively, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19,540,940 shares effective June 12, 2013. At March 31, 2014, the Company had an aggregate of approximately 18.1 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 12.3 million shares were subject to outstanding options and other stock-based awards, and approximately 5.8 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At March 31, 2014, the Company had approximately 0.5 million shares available for future issuance under the Purchase Plan.

The Company has granted restricted stock units primarily to its senior management in accordance with the Amended 2008 Plan. Subject to each grantee’s continued employment, the restricted stock units generally vest in three annual installments from the date of grant and are generally issuable at the end of the three-year vesting term. At March 31, 2014, all restricted stock units were fully vested.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2013	10,405	$3.46
Granted	2,347	6.20
Forfeited	(36)	4.49
Expired	(30)	9.78
Exercised	(478)	2.65

Balances at March 31, 2014	12,208	$4.00

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and employee stock purchase plan shares. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, the Company’s expected stock price volatility, the risk-free interest rate and expected dividends. The Company recognizes the grant-date fair value of the stock award as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures.

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense by caption:
Research and development	$183	$87
Selling, general and administrative	762	626

Total stock-based compensation expense	$945	$713

The Company did not record any stock-based compensation associated with performance-based stock options during the three months ended March 31, 2014 and 2013 as the performance criteria was not probable of being achieved. Performance-based stock options of 50,000 remained outstanding at March 31, 2014.

Note 12. Development and License Agreements

Agreements with Fresenius

The Company has certain agreements with Fresenius which require the Company to pay royalties on INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. During the three months ended March 31, 2014, and 2013, the Company made royalty payments to Fresenius of $0.7 million and $0.8 million, respectively. At March 31, 2014, and December 31, 2013, accrued royalties due to Fresenius were $0.6 million and $0.7 million, respectively.

The Company also paid Fresenius certain costs associated with the amended manufacturing and supply agreement the Company executed with Fresenius in December 2008 (the “Original Supply Agreement”), for the manufacture of INTERCEPT finished disposable kits for the Company’s platelet and plasma systems through December 31, 2013. Under the Original Supply Agreement, the Company paid Fresenius a set price per disposable kit, which was established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead was paid or refunded if actual manufacturing volumes were higher or lower than the annually estimated production volumes. The Company made payments to Fresenius of $4.6 million and $3.9 million relating to the manufacturing of the Company products during the three months ended March 31, 2014, and 2013, respectively. At March 31, 2014, and December 31, 2013, accrued amounts due to Fresenius were $3.4 million and $4.3 million, respectively, for INTERCEPT disposable kits manufactured.

In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius is obligated to sell, and the Company is obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, the Company is able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreases in pricing at certain annual production volumes. In addition, the 2013 Amendment requires the Company to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices. During the three months ended March 31, 2014, we sold $2.7 million of such components to Fresenius. We maintain the value of components sold to Fresenius as a current asset on our balance sheet until such time as we purchase finished disposable kits using those components. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in the Company’s case. The Company and Fresenius each have normal and customary termination rights, including termination for material breach.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States, during the three months ended March 31, 2014 and 2013 (in percentages):

	Three Months Ended March 31,
	2014	2013
Etablissement Francais du Sang	23%	16%
Movaco, S.A.	19%	19%
Delrus Inc.	*	19%

* Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may occur in future periods.

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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System and, from 2001 until late 2007, immunotherapies for cancer and infectious disease. The INTERCEPT Blood System is designed for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and our INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries around the world including those in Europe, The Commonwealth of Independent States, or CIS, and the Middle East.

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

In February 2013, we reached agreement with the FDA regarding our proposed modular PMA shell for the platelet system. We have submitted two of the three modules agreed upon as part of the PMA shell and expect to submit the third and final module later in the second quarter of 2014, pending our ability to successfully respond to questions posed by the FDA on the first two submitted modules and completing an in vitro study currently in process that will be submitted as part of the third and final module. The ongoing regulatory efforts for both the platelet and plasma system PMAs, as well as our development activities for the red blood cell system, will result in increased research and development expenses in future periods. Our ability to conduct and complete any additional clinical trials required by the FDA to support approval in the United States is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we initiate any such trials or studies.

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

We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. Although our revenues have grown over time, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulty achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

Collaborations

Aduro BioTech

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of March 31, 2014, our ownership in Aduro was less than 3% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our consolidated balance sheet.

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

We also paid Fresenius certain costs associated with the amended manufacturing and supply agreement we executed with Fresenius in December 2008, or the Original Supply Agreement, for the manufacture of INTERCEPT finished disposable kits for our platelet and plasma systems through December 31, 2013. Under the Original Supply Agreement, we paid Fresenius a set price per disposable kit, which was established annually, plus a fixed surcharge per disposable kit. In addition, volume driven manufacturing overhead was paid or refunded if actual manufacturing volumes were higher or lower than the annually estimated production volumes. We were also obligated under the Original Supply Agreement to supply certain disposable kit components to Fresenius, at no cost, for the manufacture of our kits. This required us to enter into manufacturing and supply arrangements with certain other manufacturers for those components, some of which contain minimum purchase commitments.

In November 2013, we amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014, or the 2013 Amendment. Under the 2013 Amendment, Fresenius is obligated to sell, and we are obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, we are able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreases in pricing at certain annual production volumes. In addition, the 2013 Amendment requires us to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and adsorption media from us at fixed prices. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. We do not currently have plans to terminate our agreement with Fresenius and understand that Fresenius currently plans to continue operating under the amended agreement.

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

Equity and Debt Agreements

MLV and Cantor

We entered into an At-The-Market Issuance Sales Agreement in June 2011, as amended in January 2012 and August 2012, or the MLV Agreement, with MLV & Co. LLC, formerly McNicoll, Lewis & Vlak LLC, or MLV, that provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. We also entered into a Controlled Equity Offering SM Sales Agreement, in August 2012, as amended in March 2014, (or the Cantor Agreement), with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor as our sales agent. During the year ended December 31, 2013, we sold an aggregate of approximately 5.4 million shares of our common stock under the Cantor Agreement for aggregate net proceeds of $23.5 million. At March 31, 2014, we had less than $0.1 million and approximately $41.5 million of common stock available to be sold under the MLV Agreement and the Cantor Agreement, respectively. The MLV Agreement expires in June 2014.

Debt Agreements

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provides for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement. We are required to maintain compliance with certain customary and routine financial covenants, including maintaining a minimum cash balance of $2.5 million with Comerica and achieving certain minimum revenue levels. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford Finance Corporation, or Oxford, with the remainder used for general corporate purposes. In addition, we have drawn against our revolving line of credit and had an outstanding balance of $3.3 million at March 31, 2014. In April 2013, we repaid in full the Growth Capital Loan balance and all accrued interest, as well as a scheduled final payment, in an aggregate amount of $4.2 million. We have no further obligations, nor are there any further funds available under the Growth Capital Loan.

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, warrants stock-based compensation and income taxes to be critical policies. There have been no changes to our critical accounting policies since we filed our 2013 Form 10-K with the SEC on March 7, 2014. For a description of our critical accounting policies, please refer to our 2013 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	Change
Product revenue	$7,866	$9,733	$(1,867)	(19)%

Product revenue decreased by $1.9 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily as a result of lower sales volume of our illuminator devices and disposable kits sold to distributors. This was slightly offset by higher average selling prices for both platelet and plasma disposable kits.

We anticipate product revenue for both our platelet and plasma systems will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are over the long-term underway and the transition in certain territories to new distribution partners or to a direct sales model is completed. For the near-term, we continue to expect that our product revenue will be adversely impacted as we continue to transition one or more key distributor territories to new distributor partners or to a direct sales model and will remain relatively flat to 2013 product revenue with a disproportionate impact anticipated in the first half of 2014. However, we can provide no assurances that there will not be an adverse impact on future periods as well. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	Change
Cost of product revenue	$4,157	$5,090	$(933)	(18)%

Cost of product revenue decreased by $0.9 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was the result of lower sales volumes of our illuminator devices and disposable kits sold to distributors. Also contributing to the decrease were lower scrap charges taken for certain components during the three months ended March 31, 2014 when compared to the same period in 2013. These decreases were partially offset by higher charges taken for writing off expired product during the three months ended March 31, 2014 when compared to the same period in 2013. We anticipate our cost of product revenue will increase in the future as a result of increased product sales.

Our realized gross margins on product sales were 47% during the three months ended March 31, 2014, down from 48% during the three months ended March 31, 2013. Gross margins during the three months ended March 31, 2014 were unfavorably impacted as a result of higher charges taken for obsolescence when compared to the same period in 2013, partially offset by a decrease in costs of our disposable kits resulting from the decrease in sales volume, period over period.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	Change
Research and development	$4,642	$2,700	$1,942	72%

Research and development expenses increased $1.9 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increased focus on the clinical trials for our red blood cell system and activities associated with obtaining FDA approval for the platelet and plasma systems in the U.S.

We anticipate our research and development spending will continue to increase over the near term as we continue our two Phase III clinical trials for the red blood cell system in Europe and the Phase II recovery and lifespan study for the red blood cell system in the U.S. In addition, we have undertaken and plan to perform certain additional in vitro studies and clinical development in the United States, which will result in further increased research and development spending. We also expect to incur increasing costs associated with our pursuit of regulatory approval for our products in the U.S., including additional research and development that may be required in connection with our modular PMA submissions to the FDA for our platelet and plasma systems, including potential post-marketing studies if requested by the FDA. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A – Risk Factors” in Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	Change
Selling, general and administrative	$8,236	$6,853	$1,383	20%

Selling, general, and administrative expenses increased by $1.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increased spending related to general corporate services, including legal fees, and higher stock-based compensation charges, and to a lesser extent, higher workforce costs as we have begun to hire commercial resources for potential U.S. commercialization efforts for the platelet and plasma systems.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	Change
Amortization of intangible assets	$50	$50	$0	0%

Amortization of intangible assets remained flat during the three months ended March 31, 2014 compared to the three months ended March 30, 2013.

Non-Operating Expense, net

Non-operating expense, net consists of mark-to-market adjustments related to the fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, interest earned from our short-term investment portfolio, (included in Other income, net) and other non-operating gains and losses.

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	Change
Gain (loss) from revaluation of warrant liability	$9,034	$(5,073)	$14,107	(278)%
Foreign exchange gain (loss)	21	(54)	75	(139)%
Interest expense	(193)	(131)	(62)	47%
Other income, net	170	17	153	900%

Total non-operating gain (expense), net	$9,032	$(5,241)	$14,273	(272)%

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants is classified as a liability on the condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

We recognized a $9 million gain from the revaluation of warrant liability during the three months ended March 31, 2014 compared to a $5.1 million loss during the three months ended March 31, 2013. The $14.2 million change is primarily due to the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrant.

Foreign exchange gain (loss)

Foreign exchange gain (loss) increased by $0.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which was primarily attributable to favorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense was relatively consistent during the three months ended March 31, 2014 and 2013.

Other income, net

Other income, net increased $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of higher investment balances during 2014.

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

Provision for Income Taxes

For the three months ended March 31, 2014 and 2013, the provision for income taxes primarily consists of a provision for foreign taxes. In the three months ended March 31, 2014 and 2013, we recorded a provision for income taxes of $0.04 million and $0.05 million, respectively, representing effective tax rates of 0.5 % and 0.5%, respectively. Due to our history of cumulative operation losses, management concludes that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2014.

As of March 31, 2014, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and equity securities, private issuance of debt instruments, and contributions from product sales.

At March 31, 2014, we had cash and cash equivalents of $24.0 million and had $29.5 million in cash equivalents at December 31, 2013. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. We had $24.3 million of short-term investments at March 31, 2014 and $28.2 million at December 31, 2013.

Operating Activities

Net cash used in operating activities was $ 9.8 million for the three months ended March 31, 2014 compared to $8.4 million during the three months ended March 31, 2013. The increase in net cash used in operating activities was primarily related to the increased level of cash spent for our operations during the three months ended March 31, 2014 relative to the corresponding period in the prior year. Offsetting this, we spent less paying down accounts payable during the three months ended March 31, 2014 relative to the same period in 2013 and to a lesser extent collected more outstanding receivables and sold more inventory than we purchased during the three months ended March 31, 2014 relative to the same period in the preceding year.

Investing Activities

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2014 compared to cash used of less than $0.03 million during the three months ended March 31, 2013. This change was primarily the result of maturities of investments during the three months ended March 31, 2014 in short-term available-for-sale corporate debt securities and United States government agency securities.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2014 was $1.3 million compared to $50.8 during the three months ended March 31, 2013. The decrease in financing activities was primarily due to proceeds received from our underwritten common stock offering which generated $38.0 million (net of $1.8 million in underwriter’s discount and $0.5 million in offering costs) and an additional $13.0 million received from sales of our common stock offerings pursuant to the Cantor Agreement during the three months ended March 31, 2013 relative to the same period in 2014. Subsequent to March 31, 2013, these cash equivalents were invested in short-term investments in accordance with our investment policy.

Working Capital

Working capital increased to $39.8 million at March 31, 2014, from $38.7 million at December 31, 2013, primarily due to decreases in the combined total for our accounts payable and accrued liabilities balances as a result of the timing of payments to our vendors and the recorded liability balance for our outstanding warrants. This was partially offset by lower balances in cash and investments, which was substantially the result of cash burn for routine operations and payment of accounts payables and accrued liabilities outstanding at year end, decreases in our accounts receivables due to decreased sales and timing of cash collection from our customers, and decreases in inventory levels due to the 2013 Amendment under which Fresenius is obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and adsorption media from us at fixed prices. We further expect that the potential transition to a Cerus direct sales model in certain distributor territories will negatively impact working capital in future periods resulting from longer periods for cash collection from direct sales customers when compared to timing of cash collection from our former distribution partners.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth. Our Amended Credit Agreement with Comerica Bank expires in June 2014. Should we either further amend our Amended Credit Agreement with Comerica or enter into agreements with different lenders, the agreements may contain terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, in the United States unless and until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

Other Information

We entered into the MLV Agreement in June 2011, as amended in January 2012 and August 2012, which provides for the issuance and sale of shares of our common stock over the term of the MLV Agreement having an aggregate offering price of up to $20.0 million from time to time through MLV as our sales agent. The MLV agreement expires in June 2014. We also entered into the Cantor Agreement in August 2012, as amended in March 2014. The Cantor Agreement provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor as our sales agent. Future issuances and sales of shares of common stock by us under the MLV Agreement and the Cantor Agreement, or the Sales Agreements, are subject to the continued effectiveness of our shelf registration statement referred to below. Sales of our common stock through MLV and Cantor will be made on the Nasdaq Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV or Cantor, as applicable. Subject to the terms and conditions of the MLV Agreement and the Cantor Agreement, MLV and Cantor will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Sales Agreements.

The offering of common stock pursuant to each Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable Sales Agreement and (2) termination of that Sales Agreement. Each Sales Agreement may be terminated by MLV or Cantor, as applicable, or us at any time upon 10 days notice to the other party, or by MLV or Cantor, as applicable, at any time in certain circumstances, including our undergoing a material adverse change. We pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Amended Cantor Agreement. During the year ended December 31, 2013, we sold and aggregate of approximately 5.4 million shares of our common stock under the Cantor Agreement for aggregate net proceeds of $23.5 million. At March 31, 2014, we had less than $0.1 million and approximately $41.5 million of common stock available to be sold under the MLV Agreement and the Cantor Agreement, respectively, subject to the continued effectiveness of our shelf registration statement referred to below.

In December 2011, we filed a shelf registration statement on Form S-3 to offer and sell up to $150.0 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the Sales Agreements following the effectiveness of the shelf registration statement. The registration statement was declared effective in January 2012 and expires in January 2015.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$5,022	$4,532	$490	$0	$0
Operating leases	1,710	1,062	587	61	0
Other commitments	1,501	820	298	287	96
Debt	3,315	3,315	0	0	0

Total contractual obligations	$11,548	$9,729	$1,375	$348	$96

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our lease in Concord, California for our headquarters and exercised a five year extension option in January 2012, to extend the term of our lease in Amersfoort, The

Netherlands for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our Concord lease and our Amersfoort lease, which may occur as early as January 2015 and February 2016, respectively. In June 2013, we executed a new two year lease for additional space in Concord, California. The term of this new lease commenced on August 1, 2013 and continues for two years with four (4) two-year options for us to renew. The lease obligates the Company to make rent payments for the remaining nine months of $115,776 and $90,048 in 2014 and 2015, respectively. Our facility leases qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective lease under which such improvements were made. If we exercise our right to early terminate the lease in Concord, California for our headquarters, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2014, we had an outstanding liability of $0.7 million related to these leasehold improvements. Our agreements with Fresenius require us to pay royalties on sales of the INTERCEPT Blood System at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Such royalties are calculated based on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred.

Debt

The Amended Credit Agreement with Comerica Bank provided for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit, or RLOC, of up to $7.0 million. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement.

Concurrent with the execution of the original loan and security agreement in September 2011, we borrowed $5.0 million under the Growth Capital Loan, substantially all of which was used to repay our prior debt with Oxford, with the remainder used for general corporate purposes. The Growth Capital Loan was scheduled to mature on September 30, 2015. In April 2013, the Company repaid in full the Growth Capital Loan balance and all accrued interest as well as a scheduled final payment fee of $0.05 million, in an aggregate amount of $4.2 million. The Company has no further obligations, nor are there any further funds available under the Growth Capital Loan.

The Amended Credit Agreement also provides for a RLOC of up to $7.0 million, or the RLOC Loan Amount. The amount available under the RLOC is limited to the lesser of (i) 80% of eligible trade receivables or (ii) the RLOC Loan Amount. At March 31, 2014 and December 31, 2013, we had $3.3 million and $3.4 million, respectively, outstanding under the RLOC. We are required to repay the principal drawn from the RLOC at the end of the RLOC term on June 30, 2014, or earlier if a portion or all of the outstanding RLOC exceeds the amount available under the RLOC. The RLOC bears a floating rate based on the lender’s prime rate plus 1.50%, with interest–only payments due each month. At both March 31, 2014 and December 31, 2013, the floating rate of the RLOC was at 4.75%. We are required to maintain compliance with certain customary and routine financial covenants under the Amended Credit Agreement, including maintaining a minimum cash balance of $2.5 million at Comerica and achieving minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. Non-compliance with the covenants could result in the principal of the note becoming due and payable. As of March 31, 2014 and as of the date of this report, we were in compliance with the financial covenants as set forth in the Amended Credit Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and United States government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2014 or the year ended December 31, 2013. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ended March 31, 2014 and the year ended December 31, 2013 that are of significance, or potential significance, to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of our products are dependent on purchasing decisions and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economies and credit and financial markets, including the sovereign debt crisis in certain countries in Europe and disruptions due to political instability or otherwise, these organizations may defer purchases, may be unable to satisfy their reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have recently been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our reported projected product revenue.

Additionally a meaningful amount of our revenue currently comes from sales to our distributor in Russia. While our agreement call for sales, invoicing and collections to be denominated in Euros, the recent political conflict stemming from tensions in the Ukraine may have an impact on the Russian economy should significant sanctions be levied against Russia from the EU or United States. If such significant sanctions were to occur, the Russian economy may weaken, the value of the Ruble may weaken and our business in Russia may be negatively impacted.

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

If our product candidates receive approval for commercial sale in the United States, the FDA may require one or more post-marketing clinical studies, which can involve significant expense and will require us to secure adequate funding to complete. For example, although the FDA has indicated that no prospective Phase III clinical trials were required at this time in order to submit our proposals for modular PMA submissions for the platelet and plasma systems, the FDA has already indicated that we will likely need to commit to post-marketing studies. Other regulatory authorities outside of the United States may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

In the U.S., we will be required to successfully complete the submission to the FDA of all three modules of the PMA, including resolving any outstanding review letters received from the FDA, before the platelet system would be considered for approval. Once the PMA is considered filed, the FDA will commence its substantive review of the PMA, including potential inspection and audits of clinical sites and manufacturing facilities. In addition, after the PMA is considered filed, the substantive review is initially scheduled to last 180 days. During the substantive review, the 180-day time period can be suspended if and when major deficiencies are identified. Once the FDA receives the applicant’s responses to any major deficiency letter, it has 90 days to review the responses and determine whether or not the applicant’s responses address the deficiencies satisfactorily. Only then will the 180 substantive review be resumed. We will not receive an approval decision from the FDA until the substantive review is complete and we cannot predict the timing or outcome of the decision. Any responses, correspondence, rejections or approvals that we may receive in connection with the plasma PMA process would not be indicative or dispositive of the status of the approval process for the platelet PMA.

We completed a Phase III clinical trial of the platelet system in the United States in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with other supportive clinical data to the FDA. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured. We have limited experience with the modular PMA process and may encounter unanticipated difficulties complying with the prescribed submission timing or other modular PMA requirements. Such difficulties could affect our ability to complete the PMA submission process successfully or in the anticipated timeframes that we expect. Should significant questions arise during the submission process or if we are required to conduct additional clinical trials to support our PMA submission, approval may take a significant period of time to obtain, if ever.

Plasma System

In 2006, we obtained a CE mark approval (extended in 2011) from European Union regulators for our plasma system and final French approval of INTERCEPT-treated plasma in May 2007. SwissMedic approved INTERCEPT-treated plasma in September 2010. In February 2011, the first approval for use of INTERCEPT-treated plasma was obtained from the Paul Ehrlich Institute by a blood center in Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. We have filed our agreed upon PMA for the plasma system with the FDA. The FDA is now substantively reviewing the submission and may audit us, clinical sites or manufacturing facilities that produce our product. The substantive review, initially planned for a 180-day time period, can be suspended if and when major deficiencies are identified, as discussed above. Should we have difficulties answering or remediating any deficiency letters or if we are required to conduct additional clinical trials to support our planned PMA submission, approval may take a significant period of time to obtain, if ever.

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

Before the FDA determines whether to approve the INTERCEPT Blood System products, they may seek the advice of the BPAC. Even if BPAC were to recommend approval of one or more of our products, the FDA is not required to adopt BPAC’s recommendation. If BPAC were to answer FDA questions recommending against approval of one or more of our products, the FDA would have to take into consideration the points of concern raised by BPAC which could affect the approval of the products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant clinical, development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. We have not been successful in developing any product candidates that have received FDA approval in the past. Clinical testing and development of the red blood cell system will take many years to complete and failure can occur any time during the clinical trial process. Any failure or delay in completing clinical trials for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials for the red blood cell system. We do not control these third parties and, as a result, they may not treat our clinical studies as their highest priority, or in the manner in which we would prefer, which could result in delays. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in those trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, the FDA or foreign regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States. Our failure or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

In 2003, we terminated Phase III clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 Phase III clinical trial for chronic anemia. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase I clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we have obtained approval for and recently commenced two Phase III clinical trials in Europe using the modified process in patients with acute and chronic anemia. However, we cannot assure you that the adverse events observed in the terminated Phase III clinical trials of our red blood cell system will not be observed in these current or any future Phase III clinical trials of our red blood cell system. In addition, although the unblinded data from our 2003 Phase III clinical trial of the red blood cell system for acute anemia patients indicated that the primary endpoint had been met, we cannot assure you that the same result will be observed in any potential future Phase III clinical trials using our modified process.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In addition, although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries.

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013, we experienced weaker than expected growth due to declining performance by certain of our distributors. In the fourth quarter of 2013, we announced that we have and are planning to continue to pursue certain strategic changes to our distribution territories. We have commenced transitioning certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors. Because these are new distribution partners who have limited experience marketing and selling our products, we cannot be certain that these new distribution partners will perform better than their predecessors. In other territories, we are evaluating additional ways to optimize INTERCEPT penetration in key distributor territories, including potentially transitioning some of these territories to a Cerus direct sales model, which we believe will provide us with better visibility into and control of sales execution. We have notified one such distributor of our intention to terminate the existing distribution agreement. Implementing such changes may temporarily impact the volume of INTERCEPT disposable kit sales as distribution partners sell through their disposable kit inventory, as well as require additional resources within the impacted territories. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. Doing so may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. Further, if we were to service end-user accounts directly ourselves rather than through distributors, we will likely incur additional expense and our working capital may be damaged. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected.

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

We also have contracts with other third-party suppliers, including Ash Stevens for the manufacture of amotosalen, our proprietary compound for inactivating pathogens using our platelet and plasma systems; Purolite, and separately, Porex, for the manufacture of components of the compound adsorption devices used in our platelet and plasma systems; and NOVA for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are currently our sole qualified suppliers for such components.

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

In order to address the entire market in the United States, Japan, and potentially elsewhere, we would need to develop and test additional configurations of the platelet system. For example, in the United States, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In order to gain regulatory approvals for a pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect, which could adversely affect the commercialization and clinical development activities.

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

We currently maintain a credit agreement with Comerica Bank that provides a formula based revolving line of credit of up to $7.0 million. The credit agreement is secured by all our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V. The credit agreement requires that we comply with certain customary and routine covenants, including the requirement to maintain a minimum cash balance of $2.5 million and achieve minimum revenue levels, which are measured monthly based on a six-month trailing basis and must be at least 75% of the pre-established future projected revenues for the trailing six-month period. If we are unable to comply with the covenants in the credit agreement, the lender may call the outstanding advances, which would require us to repay the advances sooner than we have anticipated. Our current credit agreement expires in June 2014. If we are unable to extend or amend the agreement, we will be required to pay-down the outstanding balance at that time. At March 31, 2014, the amount borrowed under the credit agreement with Comerica was $3.3 million.

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

If we fail to attract, retain and motivate key personnel or to retain the members of our executive management team, our operations and our future growth may be adversely affected.

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us.

We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, results of operations and growth prospects could be adversely affected.

All of the employees of our subsidiary, Cerus Europe B.V., are employed outside the United States, including in France where labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, one of our manufacturing partners is located in France and may have employees that are members of unions or represented by a works council as required by law. These more stringent labor and employment laws to the extent that they are applicable, coupled with the requirement to consult with the relevant unions or works’ councils, could increase our operational costs with respect to our own employees and could result in passed through operational costs by our manufacturing partner. If the increased operational costs become significant, our business, financial condition and results of operations could be adversely impacted.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These computer systems are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. Additionally, our systems are potentially vulnerable to data security breaches – whether by employees or others – which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, distributors, customers and others. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

In addition, our existing enterprise resource planning system, a critical system used to run our business, will no longer be supported by the developer. Accordingly, we are endeavoring to implement a new enterprise resource planning system which is complex, time consuming and expensive, and we may be unable to implement such a new system in a timely manner, at a reasonable cost or at all. Our inability to implement such a new system in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 (8)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2	Cerus Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.3	Equity Change in Control Agreement with Caspar Högeboom, dated March 7, 2014.

10.4	2013 and 2014 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on March 21, 2014.
(9)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 9, 2014	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 (8)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2	Cerus Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.3	Equity Change in Control Agreement with Caspar Högeboom, dated March 7, 2014.

10.4	2013 and 2014 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on March 21, 2014.
(9)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.