Form 10-Q
period 2014-06-30
CERUS CORP
filed 2014-08-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 25, 2014, there were 74,048,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2014	2013 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,562	$29,485
Short-term investments	21,134	28,191
Accounts receivable	4,478	6,125
Inventories	13,377	13,063
Prepaid expenses	1,353	848
Other current assets	1,416	442

Total current assets	70,320	78,154
Non-current assets:
Property and equipment, net	3,615	2,189
Goodwill	1,316	1,316
Intangible assets, net	1,243	1,344
Restricted cash	307	308
Other assets	51	70

Total assets	$76,852	$83,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,169	$5,674
Accrued liabilities	10,619	9,813
Deferred revenue	266	181
Debt—current	0	3,366
Warrant liability	7,653	20,390

Total current liabilities	21,707	39,424
Non-current liabilities:
Debt—non-current	9,848	0
Deferred income taxes	102	89
Other non-current liabilities	987	1,073

Total liabilities	32,644	40,586

Commitments and contingencies
Stockholders’ equity:
Common stock	74	72
Additional paid-in capital	555,131	545,905
Accumulated other comprehensive income	6	7
Accumulated deficit	(511,003)	(503,189)

Total stockholders’ equity	44,208	42,795

Total liabilities and stockholders’ equity	$76,852	$83,381

(1)	The financial information in this column was derived from audited financial statements included in the Company’s 2013 Annual Report on Form 10-K.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$8,601	$10,150	$16,467	$19,883
Cost of revenue	4,752	5,747	8,909	10,837

Gross profit	3,849	4,403	7,558	9,046

Operating expenses:
Research and development	4,722	3,506	9,364	6,206
Selling, general and administrative	10,080	7,954	18,316	14,807
Amortization of intangible assets	51	51	101	101

Total operating expenses	14,853	11,511	27,781	21,114

Loss from operations	(11,004)	(7,108)	(20,223)	(12,068)

Non-operating gain (expense), net:
Gain (loss) from revaluation of warrant liability	3,491	686	12,525	(4,387)
Foreign exchange loss	(25)	(157)	(4)	(211)
Interest expense	(141)	(107)	(334)	(238)
Other income, net	134	16	304	33

Total non-operating gain (expense), net	3,459	438	12,491	(4,803)

Loss before income taxes	(7,545)	(6,670)	(7,732)	(16,871)
Provision for income taxes	44	54	82	105

Net loss	$(7,589)	$(6,724)	$(7,814)	$(16,976)

Net loss per share:
Basic	$(0.10)	$(0.10)	$(0.11)	$(0.26)
Diluted	$(0.16)	$(0.10)	$(0.28)	$(0.26)
Weighted average shares outstanding used for calculating net loss per share:
Basic	72,899	69,727	72,495	64,756
Diluted	74,517	71,928	74,927	64,756

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(7,589)	$(6,724)	$(7,814)	$(16,976)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of taxes	(1)	0	(1)	0

Comprehensive loss	$(7,590)	$(6,724)	$(7,815)	$(16,976)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(7,814)	$(16,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	283
Stock-based compensation	2,286	1,554
Changes in revaluation of warrant liability	(12,525)	4,387
Deferred income taxes	13	13
Loss on disposal of fixed assets	0	56
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	1,647	(1,424)
Inventories	(1,411)	(1,341)
Other assets	(450)	492
Accounts payable	(2,625)	(2,151)
Accrued liabilities	743	990
Deferred revenue	85	76

Net cash used in operating activities	(19,436)	(14,041)

Investing activities
Capital expenditures	(1,429)	(180)
Purchases of investments and certain other assets	(3,492)	(13)
Maturities of investments	10,299	0

Net cash provided by (used in) investing activities	5,378	(193)

Financing activities
Net proceeds from equity incentives and exercise of warrants	2,859	191
Net proceeds from public offering	3,847	51,171
Proceeds from term loan, net of discount and revolving line of credit	9,848	526
Payments on debt, revolving line of credit and landlord provided leasehold incentives	(3,419)	(6,149)

Net cash provided by financing activities	13,135	45,739

Net (decrease) increase in cash and cash equivalents	(923)	31,505
Cash and cash equivalents, beginning of period	29,485	26,696

Cash and cash equivalents, end of period	$28,562	$58,201

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which were included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 7, 2014. The accompanying consolidated balance sheet as of December 31, 2013, has been derived from the Company’s audited consolidated financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three and six months ended June 30, 2014 and 2013, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order and signed sales contract as evidence of a written agreement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because the Company has no vendor specific objective evidence for its systems due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of revenue is based on best estimated selling price for the systems sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews best estimated selling price and maintains internal controls over the establishment and updates of these estimates.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2014, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

Concentrations of credit risk with respect to trade receivables exist. However, for certain customers, the Company purchases a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of its customers. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, the Company had not recorded any reserves for potentially uncollectible accounts.

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at each of June 30, 2014 and December 31, 2013, respectively. These customers cumulatively represented approximately 65% and 55% of the Company’s outstanding trade receivables, at June 30, 2014 and December 31, 2013, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2014 and December 31, 2013, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH Fresenius, Inc. (with its affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2014 and December 31, 2013, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, the Company had $0.1 million and $0.4 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll-related costs for employees during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of zero and $1.2 million during the six months ended June 30, 2013 and 2014, respectively. Upon being placed in service, these costs are amortized over the estimated useful life.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future net cash flows. If the expected undiscounted future net cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2014 and 2013.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s condensed consolidated statements of operations. The Company recorded foreign currency losses of less than $0.2 million during the three and six months ended June 30, 2014 and 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

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

Changes resulting from the revaluation of warrants to fair value are recorded in “Gain (loss) revaluation of warrant liability” on the condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

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

Net Loss Per Share

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

Certain potential dilutive securities were excluded from the dilution calculation for the three and six months ended June 30, 2014 and 2013, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(7,589)	$(6,724)	$(7,814)	$(16,976)
Effect of revaluation of warrant liability	(4,007)	(686)	(13,041)	0

Adjusted net loss used for diluted calculation	$(11,596)	$(7,410)	$(20,855)	$(16,976)

Denominator:
Basic weighted average number of shares outstanding	72,899	69,727	72,495	64,756
Effect of dilutive potential shares	1,618	2,201	2,432	0

Diluted weighted average number of shares outstanding	74,517	71,928	74,927	64,756

Net loss per share:
Basic	$(0.10)	$(0.10)	$(0.11)	$(0.26)
Diluted	$(0.16)	$(0.10)	$(0.28)	$(0.26)

The table below presents shares underlying stock options, employee stock purchase plan rights and restricted stock units that are excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. Warrants are excluded from the table below in periods for which the warrants are included in the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2014 and 2013 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average number of anti-dilutive potential shares	12,160	10,633	11,587	16,123

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

See Notes 2 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date for the Company will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. The Company is assessing the potential effects of this ASU on its consolidated financial statements.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2014, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset, a secondary pricing service is utilized.

The Company’s financial assets and liabilities were recorded at fair value in the condensed consolidated balance sheets at June 30, 2014, as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds (1)	$6,329	$6,329	$0	$0
Corporate debt securities (2)	17,700	0	17,700	0
United States government agency securities (2)	3,434	0	3,434	0

Total financial assets	$27,463	$6,329	$21,134	$0

Warrant liability (3)	$7,653	$0	$0	$7,653

Total financial liabilities	$7,653	$0	$0	$7,653

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

The Company’s financial assets and liabilities were recorded at fair value in the condensed consolidated balance sheets at December 31, 2013, as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds (1)	$8,650	$8,650	$0	$0
Corporate debt securities (2)	23,173	0	23,173	0
United States government agency securities (2)	5,018	0	5,018	0

Total financial assets	$36,841	$8,650	$28,191	$0

Warrant liability (3)	$20,390	$0	$0	$20,390

Total financial liabilities	$20,390	$0	$0	$20,390

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2013 to June 30, 2014, was as follows (in thousands):

Balance at December 31, 2013	$20,390
Decrease in fair value of warrants	(12,525)
Settlement of warrants exercised	(212)

Balance at June 30, 2014	$7,653

See Notes 1 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2014, or the year ended December 31, 2013.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2014 (in thousands):

	June 30, 2014
	Carrying Value	Net Unrealized Gain	Fair Value
Money market funds	$6,329	$0	$6,329
Corporate debt securities	17,694	6	17,700
United States government agency securities	3,434	0	3,434

Total available-for-sale securities	$27,457	$6	$27,463

The following is a summary of available-for-sale securities at December 31, 2013 (in thousands):

	December 31, 2013
	Carrying Value	Net Unrealized Gain	Fair Value
Money market funds	$8,650	$0	$8,650
Corporate debt securities	23,165	8	23,173
United States government agency securities	5,019	(1)	5,018

Total available-for-sale securities	$36,834	$7	$36,841

Available-for-sale securities at June 30, 2014 and December 31, 2013, consisted of the following by original contractual maturity (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$27,457	$27,463	$30,700	$30,701
Due greater than one year and less than three years	0	0	6,134	6,140

Total cash equivalents and short-term investments	$27,457	$27,463	$36,834	$36,841

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2014 and 2013. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value nor did it record any gross realized losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2014 and 2013, respectively.

Note 4. Inventories

Inventories at June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Work-in-process	$2,691	$4,863
Finished goods	10,686	8,200

Total inventories	$13,377	$13,063

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and six months ended June 30, 2014, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2014, unless indicators of impairment are identified prior to that date. As of June 30, 2014, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at June 30, 2014 (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(774)	$1,243

Total intangible assets	$2,017	$(774)	$1,243

The following is a summary of intangible assets, net at December 31, 2013 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(673)	$1,344

Total intangible assets	$2,017	$(673)	$1,344

During the three and six months ended June 30, 2014 and 2013, there were no impairment charges recognized related to the acquired intangible assets.

At June 30, 2014, the expected annual amortization expense of the intangible assets, net is $0.1 million for the remaining six months of 2014, $0.2 million annually beginning with the year ending December 31, 2015 through the year ending December 31, 2019 and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech, Inc. (“Aduro”) in 2009, the Company received shares of preferred stock of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of June 2014, the Company’s ownership in Aduro was less than 1% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheets. As of June 30, 2014, the Company has not received any royalties under this agreement.

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued compensation and related costs	$2,440	$2,527
Accrued inventory costs	4,082	3,553
Accrued professional services	2,773	2,722
Other accrued expenses	1,324	1,011

Total accrued liabilities	$10,619	$9,813

Note 8. Debt

Debt at June 30, 2014, consisted of the following (in thousands):

	June 30, 2014
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$152	$9,848
Less: debt—current	0	0	0

Debt—non-current	$10,000	$152	$9,848

Debt at December 31, 2013, consisted of the following (in thousands):

	December 31, 2013
	Principal	Unamortized Discount	Total
Comerica—Revolving Line of Credit	$3,366	$0	$3,366
Less: debt—current	(3,366)	0	(3,366)

Debt—non-current	$0	$0	$0

Principal and interest payments on debt at June 30, 2014, are expected to be as follows (in thousands):

Year ended December 31,
2014 (remaining six months)	$290
2015	695
2016	3,227
2017	3,227
2018	3,227
2019	2,314

$12,980

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) is contingent upon the approval, if it occurs, by the U.S. Food and Drug Administration (“FDA”) of the Company’s premarket approval application for either the plasma or platelet system (the “PMA Approval”). The availability of Term Loan B expires at the earlier of (i) six months after receiving PMA Approval or (ii) June 30, 2015. The third tranche of $10.0 million (“Term Loan C”) will be available from July 1, 2015 through December 31, 2015, contingent upon both (i) obtaining PMA Approval and (ii) the Company achieving trailing six months’ revenue at a specified threshold (the “Revenue Event”). Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. The Company may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company paid the lender a $0.2 million commitment fee related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and will be amortized to interest expense using the effective interest method over the life of the Term Loans. In addition, the Company paid $0.1 million of the lender legal fees, which are capitalized in prepaid expenses on the Company’s condensed consolidated balance sheets and will be recognized using the effective interest method over the life of the Term Loans. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at June 30, 2014.

Revolving Line of Credit

The Company entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, with Comerica Bank (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement provided for a formula-based revolving line of credit (“RLOC”) of up to $7.0 million. At December 31, 2013, the Company had $3.4 million outstanding under the RLOC, which was repaid in May 2014. The Amended Credit Agreement expired in June 2014.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, The Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early, which may occur as early as January 2015. In June 2013, the Company entered into a new lease for additional space in Concord. The lease has a two year initial term with four (4) two year options for the Company to renew. The lease commenced on August 1, 2013, and obligates the Company to pay rent payments for the remaining six months of approximately $78,000 and $90,000 in 2014 and 2015, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements at one of its facilities in Concord, California. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the lease. If the Company exercises its right to early terminate the Concord California lease under which such improvements were made, which may occur as early as January 2015, the Company would be required to repay any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2014, the Company had an outstanding liability of $0.7 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.6 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

In June 2014, the Company terminated its distribution agreement with one of its distributors in certain countries and entered into an agreement to provide for specific post-termination obligations (the “Transition Agreement”). The Transition Agreement expires September 30, 2014. At September 30, 2014, the Transition Agreement requires the Company to repurchase certain illuminators for an aggregate price of €134,000, spare parts at the price originally paid by the distributor and up to 2,000 INTERCEPT disposable kits purchased by the distributor during the third quarter of 2014. The Company is also required to pay this former distributor a fee of €10 per disposable kit for platelet systems sold by the Company to any customer in certain countries commencing with the termination of the agreement through April 1, 2018, subject to a maximum payment of €3 million. As this former distributor will remain as a customer in other countries, in accordance with “Vendor’s Income Statement Characterization of Consideration Given to a Customer” any fees paid to the former distributor related to INTERCEPT disposable kits will be offset against the revenue associated with the sale of INTERCEPT disposable kits in those territories.

Note 10. Stockholders’ Equity

Common Stock and Associated Warrant Liability

In August 2009, the Company issued warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share (“2009 Warrants”). The 2009 Warrants are exercisable for a period of five years from the issue date.

In November 2010, the Company received net proceeds of approximately $19.7 million, after deducting underwriting discounts and commissions and stock issuance costs of approximately $1.3 million, from an underwritten public offering of 7.4 million units. Each unit sold consisted of one share of common stock and a warrant to purchase 1/2 of a share of common stock. Each unit was sold for $2.85, resulting in the issuance of 7.4 million shares of common stock and warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share. The warrants issued in November 2010 (“2010 Warrants”) became exercisable on May 15, 2011, and are exercisable for a period of five years from the issue date.

The fair value of the 2009 Warrants and 2010 Warrants was recorded on the condensed consolidated balance sheets as a liability pursuant to “Accounting for Derivative Instruments and Hedging Activities” and “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of ASC and are adjusted to fair value at each financial reporting date thereafter until the earlier of exercise or modification to remove the provisions which require the warrants to be treated as a liability, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2009 Warrants and 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The fair value of the warrants at June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
2009 Warrants	$3,018	$8,542
2010 Warrants	4,635	11,848

Total warrant liability	$7,653	$20,390

The fair value of the Company’s warrants was based option valuation models and using the following assumptions at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
2009 Warrants:
Expected term (in years)	0.15	0.65
Estimated volatility	49%	45%
Risk-free interest rate	0.04%	0.10%
Expected dividend yield	0%	0%
2010 Warrants:
Expected term (in years)	1.36	1.86
Estimated volatility	49%	41%
Risk-free interest rate	0.11%	0.38%
Expected dividend yield	0%	0%

For the three months ended June 30, 2014 and 2013, the Company recorded non-cash gains of $3.5 million and of $0.7 million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. For the six months ended June 30, 2014 and 2013, the Company recorded non-cash gains of $12.5 million and losses of $4.4 million, respectively, on its condensed consolidated statements of operations within non-operating expense, net, due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of the warrant liability. During the three and six months ended June 30, 2014, warrants to purchase 157,894 shares of common stock were exercised from the outstanding 2010 Warrants. In 2013, warrants to purchase 186,586 shares of common stock were issued upon exercise of outstanding 2010 Warrants. As of June 30, 2014, 2.4 million of the 2009 warrants were outstanding and 3.3 million of the 2010 warrants were outstanding.

Sales Agreement

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the year ended December 31, 2013, approximately 5.4 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $23.5 million. During the six months ended June 30, 2014, 0.9 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $3.9 million. At June 30, 2014, the Company had approximately $37.6 million of common stock available to be sold under the Amended Cantor Agreement.

Public Offering of Common Stock

The Company completed a public offering of common stock on March 19, 2013. As a result of this offering, the Company issued approximately 8.3 million shares of its common stock at $4.20 per share. The Company provided the underwriters an overallotment of an additional approximately 1.3 million shares of its common stock, which was fully subscribed. Combined gross proceeds for the offering were approximately $40.3 million. Net proceeds to the Company were approximately $38.0 million after the underwriters’ discount of approximately $1.8 million and offering costs of approximately $0.5 million.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 and 6,000,000 shares, respectively, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19,540,940 shares effective June 12, 2013. At June 30, 2014, the Company had an aggregate of approximately 17.7 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 5.6 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At June 30, 2014, the Company had approximately 0.5 million shares available for future issuance under the Purchase Plan.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2013	10,405	$3.46
Granted	2,641	6.00
Forfeited	(98)	4.53
Expired	(30)	9.78
Exercised	(900)	2.49

Balance at June 30, 2014	12,018	$4.07

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation expense by caption:
Research and development	$276	$122	$459	$209
Selling, general and administrative	1,065	719	1,827	1,345

Total stock-based compensation expense	$1,341	$841	$2,286	$1,554

The Company did not record any stock-based compensation associated with performance-based stock options during the three and six months ended June 30, 2014 and 2013, as the performance criteria was not probable of being achieved during these periods. There are no performance-based stock options outstanding at June 30, 2014.

Note 12. Development and License Agreements

Agreements with Fresenius

The Company has certain agreements with Fresenius which require the Company to pay royalties on INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. During the three months ended June 30, 2014 and 2013, the Company made royalty payments to Fresenius of $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2014 and 2013, the Company made royalty payments to Fresenius of $1.3 million and $1.6 million, respectively. At June 30, 2014 and December 31, 2013, accrued royalties due to Fresenius were $0.6 million and $0.7 million, respectively.

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

In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius is obligated to sell, and the Company is obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, the Company is able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreases in pricing at certain annual production volumes. In addition, the 2013 Amendment requires the Company to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices. The Company sold such components to Fresenius in an aggregate amount of $1.1 million during the three months ended June 30, 2014, and $3.8 million during the six months ended June 30, 2014. The Company maintains the amounts due from the components sold to Fresenius as a current asset on its balance sheet until such time as the Company purchases finished disposable kits using those components. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in the Company’s case. The Company and Fresenius each have normal and customary termination rights, including termination for material breach.

The Company made payments to Fresenius of $4.9 million and $3.6 million relating to the manufacturing of the Company products during the three months ended June 30, 2014 and 2013, respectively and $9.5 million and $7.6 million during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, accrued amounts due to Fresenius were $3.8 million and $4.3 million, respectively, for INTERCEPT disposable kits manufactured.

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

The Company’s operations outside of the United States of America include a wholly-owned subsidiary headquartered in Europe. The Company’s operations in the United States of America are responsible for the research and development and global commercialization of the INTERCEPT Blood System, as discussed in further detail below, while operations in Europe are responsible for the commercialization efforts of the platelet and plasma systems in Europe, The Commonwealth of Independent States and the Middle East. Product revenues are attributed to each region based on the location of the customer, and in the case of non-product revenues, on the location of the collaboration partner.

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States of America, during the three and six months ended June 30, 2014 and 2013 (in percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Etablissement Francais du Sang	24%	18%	24%	17%
Advanced Technology Company KSC	18%	*	*	*
Medical Device APS	10%	*	*	*
Delrus Inc.	*	17%	*	29%
Bravo Pacific Limited	*	14%	*	*
AUM+ LTD	*	10%	*	*

*	Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood System, the anticipated progress of our research, development and clinical programs, our ability to manage cost increases associated with preclinical and clinical development for the INTERCEPT Blood System, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System, the ability of our products to inactivate pathogens that may emerge in the future, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including our need for additional financing, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products, market acceptance of our products, reimbursement, development and testing of additional configurations of our products, regulation by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG, or, with its affiliates, Fresenius and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our limited operating history and expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. The INTERCEPT Blood System is designed for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and our INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries around the world including those in Europe, The Commonwealth of Independent States, or CIS, and the Middle East.

In 2012, the United States Food and Drug Administration, or FDA, accepted our proposed modular Premarket Approval Application, or PMA, shell for our plasma system. In November 2013, we submitted the fourth and final module under the PMA for plasma and have subsequently been informed the application has been accepted for filing based on the FDA’s threshold determination that the PMA is sufficiently complete to initiate the 180 day substantive review period. During this review period, the FDA may request additional information or clarification of information already provided, and we will need to satisfactorily respond to any minor or major deficiency letters we may receive before the FDA can complete their review of the PMA.

In February 2013, we reached agreement with the FDA regarding our proposed modular PMA shell for the platelet system. In June 2014, we submitted the third and final module under the PMA for platelets and have subsequently been informed that the application has been accepted for filing based on the FDA’s threshold determination that the PMA is sufficiently complete to initiate the 180 day substantive review period.

The ongoing regulatory efforts for both the platelet and plasma system PMAs, as well as our development activities for the red blood cell system, will result in increased research and development expenses in future periods. Our ability to conduct and complete any additional clinical trials required by the FDA to support approval in the United States of America is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we initiate any such trials or studies.

We are developing the INTERCEPT Blood System for red blood cells, or red blood cell system, and are currently performing in vitro and license-enabling clinical trials for CE mark approval. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities for the red blood cell system necessary for potential CE mark approval. We are currently conducting a Phase II recovery and lifespan study and plan to complete that study and certain other prerequisites before proposing a Phase III clinical trial protocol for the red blood cell system in support of a potential regulatory approval in the United States of America. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any clinical trials of the red blood cell system to support approval in the United States of America and Europe is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash and cash equivalents and short-term investments and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance LLC, or Oxford Finance, as described below or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, platelet or plasma systems in the United States of America unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

Collaborations

Aduro BioTech

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, Inc., or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of June 30, 2014, our ownership in Aduro was less than 1% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our condensed consolidated balance sheets.

Fresenius

We pay royalties to Fresenius, on INTERCEPT Blood System product sales under certain agreements which arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007, to Fenwal Inc., or Fenwal (Fenwal was acquired by Fresenius in 2012), at rates that vary by product: 10% of product sales for the platelet system, and 3% of product sales for the plasma system. Fresenius has assumed Fenwal’s rights and obligations under these certain agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest Fenwal and Baxter.

We also paid Fresenius certain costs associated with the amended manufacturing and supply agreement we executed with Fresenius.

In November 2013, we amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014, or the 2013 Amendment. Under the 2013 Amendment, Fresenius is obligated to sell, and we are obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, we are able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreases in pricing at certain annual production volumes. In addition, the 2013 Amendment requires us to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and adsorption media from us at fixed prices. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party, upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. We do not currently have plans to terminate our amended agreement with Fresenius and understand that Fresenius currently plans to continue operating under the amended agreement.

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

Equity and Debt Agreements

Cantor

We entered into a Controlled Equity Offering SM Sales Agreement, in August 2012, as amended in March 2014, or the Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor as our sales agent. During the six months ended June 30, 2014, we sold 0.9 million shares of our common stock under the Amended Cantor Agreement for aggregate net proceeds of $3.9 million. At June 30, 2014, we had approximately $37.6 million of common stock available to be sold under the Amended Cantor Agreement.

Debt Agreements

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, or the Amended Credit Agreement, with Comerica Bank, or Comerica. The Amended Credit Agreement provided for an aggregate borrowing of up to $12.0 million, comprised of a growth capital loan of up to $5.0 million, or Growth Capital Loan, and a formula based revolving line of credit of up to $7.0 million. On September 30, 2011, we borrowed $5.0 million under the Growth Capital Loan and in April 2013, we repaid in full the Growth Capital Loan balance and all accrued interest, as well as a scheduled final payment, in an aggregate amount of $4.2 million. At December 31, 2013, we had $3.4 million outstanding under the revolving line of credit. In May 2014, we repaid the revolving line of credit balance and on June 30, 2014, the facility expired.

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. The second tranche of $10.0 million, or Term Loan B, is contingent upon the approval, if it occurs, by the FDA of our PMA for either the plasma or platelet system, or the PMA Approval. The availability of Term Loan B expires at the earlier of (i) six months after receiving PMA Approval or (ii) June 30, 2015. The third tranche of $10.0 million, or Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon both (i) obtaining PMA Approval and (ii) our achieving trailing six months’ revenue at a specified threshold, or Revenue Event. Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principle amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding its intellectual property and 35% of our investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2014.

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

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Revenue	$8,601	$10,150	$(1,549)	(15)%	$16,467	$19,883	$(3,416)	(17)%

Product revenue decreased by $1.5 million and $3.4 million during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, respectively, primarily as a result of lower sales volume of our disposable kits and illuminator devices sold to distributors. We are in the process of transitioning sales efforts in southern Europe from distributors to our direct sales team or other distribution partners. The transition is expected to be complete by the fourth quarter 2014.

We anticipate product revenue for both our platelet and plasma systems will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are over the long term underway and the transition in certain territories to new distribution partners or to a direct sales model is completed. For the near-term, we continue to expect that our product revenue will be adversely impacted as we continue to transition one or more key distributor to new distributor partners or to a direct sales model and will remain relatively flat to 2013 product revenue with a disproportionate impact in the first half of 2014. However, we can provide no assurances that there will not be an adverse impact on future periods as well. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. The historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Cost of revenue	$4,752	$5,747	$(995)	(17)%	$8,909	$10,837	$(1,928)	(18)%

Cost of revenue decreased by $1.0 million and $1.9 million during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, respectively. This decrease was the result of lower sales volumes of our disposable kits and illuminator devices sold to distributors. Also contributing to the decrease were lower scrap charges taken for certain components during the three and six months ended June 30, 2014, when compared to the same period in 2013. These decreases were partially offset by higher charges taken for writing off expired product during the six months ended June 30, 2014, when compared to the same period in 2013. We anticipate our cost of revenue will increase in the future as a result of increased sales.

Our realized gross margins were 45% during the three months ended June 30, 2014, up from 43% during the three months ended June 30, 2013. Our realized gross margins on product sales were 46% during the six months ended June 30, 2014, up from 45% during the six months ended June 30, 2013. Gross margins during the three and six months ended June 30, 2014, were favorably impacted as a result of favorable overhead absorption associated with products sold when compared to the same period in 2013, partially offset by higher charges taken for obsolescence, period over period.

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

We expect to maintain inventory at a level sufficient to meet forecasted demand for a relatively short time period. Our 2013 Amendment with Fresenius fixes pricing based on certain specified annual production levels. We expect the revised terms in the 2013 Amendment with Fresenius will provide for more stable and declining annual per unit cost of goods sold if we are able to increase the number of units that we procure from them and ultimately sell; however, actual manufacturing levels may differ from our assumptions.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Research and development	$4,722	$3,506	$1,216	35%	$9,364	$6,206	$3,158	51%

Research and development expenses increased $1.2 million and $3.2 million during the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, due to an increased focus on the clinical trials for our red blood cell system and activities associated with pursuing FDA approval for the platelet and plasma systems in the U.S.

We anticipate our research and development spending will continue to increase over the near term as we continue our two Phase III clinical trials for the red blood cell system in Europe and the Phase II recovery and lifespan study for the red blood cell system in the United States of America. In addition, we have undertaken and plan to perform certain additional in vitro studies and clinical development in the United States of America, which will result in further increased research and development spending. We also expect to incur increasing costs associated with our pursuit of regulatory approval for our products in the U.S., including additional research and development that may be required in connection with our modular PMA submissions to the FDA for our platelet and plasma systems, including potential post-marketing studies if requested by the FDA. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A— Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including certain countries in Europe, the CIS and the Middle East, expenses for accounting, tax, internal control, legal, facility, infrastructure related expenses, and insurance premiums.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Selling, general and administrative	$10,080	$7,954	$2,126	27%	$18,316	$14,807	$3,509	24%

Selling, general, and administrative expenses increased by $2.1 million and $3.5 million during the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, primarily due to increased spending related to general corporate services, including legal fees, and higher stock-based compensation charges, and to a lesser extent, higher workforce costs as we continue to hire commercial resources for potential U.S. commercialization efforts for the platelet and plasma systems.

We anticipate our selling, general and administrative expenses will increase as we continue to on-board resources, develop marketing plans and prepare for a potential commercial launch of our plasma and platelet systems in the U.S. The anticipated increase in our selling, general, and administrative costs will not be fully realized unless we can successfully complete the PMA process and obtain approval for one or both of the plasma or platelet systems. In addition, we expect additional increases to our selling, general and administrative costs as a result of adding additional resources to assist with our commercialization efforts in those distributor territories that we determine to transition to a direct sales model in connection with the strategic changes we are implementing in our distributor territories.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Amortization of intangible assets	$51	$51	$0	0%	$101	$101	$0	0%

Amortization of intangible assets remained flat during the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013.

Non-Operating Expense, net

Non-operating expense, net consists of mark-to-market adjustments related to the fair value of our outstanding warrants, foreign exchange loss, interest charges incurred on our debt, interest earned from our short-term investment portfolio, (included in Other income, net) and other non-operating gains and losses.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Gain (loss) from revaluation of warrant liability	$3,491	$686	$2,805	409%	$12,525	$(4,387)	$16,912	(386)%
Foreign exchange loss	(25)	(157)	132	(84)%	(4)	(211)	207	(98)%
Interest expense	(141)	(107)	(34)	32%	(334)	(238)	(96)	40%
Other income, net	134	16	118	738%	304	33	271	821%

Total non-operating gain (expense), net	$3,459	$438	$3,021	690%	$12,491	$(4,803)	$17,294	(360)%

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. The fair value of these outstanding warrants is classified as a liability on the condensed consolidated balance sheets and is adjusted to estimated fair value at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods.

We recognized a $3.5 million gain from the revaluation of the warrant liability during the three months ended June 30, 2014, compared to a $0.7 million gain during the three months ended June 30, 2013, and a $12.5 million gain during the six months ended June 30, 2014 compared to a $4.4 million loss during the same period ended June 30, 2013. The $16.9 million change is primarily due to the change in our underlying stock price, as compared to the strike price of the warrants, partially offset by a reduction in the remaining term of the warrants.

Foreign exchange loss

Foreign exchange loss decreased by $0.1 million and $0.2 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, which was primarily attributable to favorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense was remained consistent during the three and six months ended June 30, 2014 and 2013.

Other income, net

Other income, net increased $0.1 million and $0.3 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013 primarily as a result of higher investment balances during 2014.

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

Provision for Income Taxes

For the three and six months ended June 30, 2014 and 2013, the provision for income taxes primarily consists of a provision for foreign taxes. In the three months ended June 30, 2014 and 2013, we recorded a provision for income taxes of $0.04 million and $0.05 million, respectively. In the six months ended June 30, 2014 and 2013, we recorded a provision for income taxes of $0.1 million and $0.1 million, respectively. Due to our history of cumulative operating losses, management concludes that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a full valuation allowance as of June 30, 2014.

As of June 30, 2014, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings and equity securities, the incurrence of debt obligations, and contributions from product sales.

At June 30, 2014, we had cash and cash equivalents of $28.6 million. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. We had $21.1 million of short-term investments at June 30, 2014.

Operating Activities

Net cash used in operating activities was $19.4 million for the six months ended June 30, 2014, compared to $14.0 million during the six months ended June 30, 2013. The increase in net cash used in operating activities was primarily related to the level of cash spent for PMA submission processes and routine operations during the six months ended June 30, 2014, relative to the corresponding period in the prior year. Additionally, we spent more paying down accounts payable during the six months ended June 30, 2014, relative to the same period in 2013 partially offset by decreased outstanding receivables during the six months ended June 30, 2014, relative to the same period in the preceding year.

Investing Activities

Net cash provided by investing activities was $5.4 million for the six months ended June 30, 2014, compared to cash used of less than $0.2 million during the six months ended June 30, 2013. This change was primarily the result of maturities of investments during the six months ended June 30, 2014, in short-term available-for-sale corporate debt securities and United States government agency securities. The increase was partially offset by increases on purchases of new investments and capital expenditures during the six months ended June 30, 2014, relative to the same period in the preceding year.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 was $13.1 million compared to $45.7 million during the six months ended June 30, 2013. The decrease in financing activities was primarily due to proceeds received from our underwritten common stock offering which generated $38.0 million (net of $1.8 million in underwriter’s discount and $0.5 million in offering costs) and an additional $13.0 million received from sales of our common stock offerings pursuant to the Cantor Agreement during the three months ended June 30, 2013, relative to the same period in 2014. Subsequent to June 30, 2013, these cash equivalents were invested in short-term investments in accordance with our investment policy. The overall decrease was partially offset by our borrowing of $10.0 million under our Term Loan Agreement with Oxford Finance.

Working Capital

Working capital increased to $48.6 million at June 30, 2014, from $38.7 million at December 31, 2013, primarily due to decreases in the warrant liability. This was partially offset by lower balances in cash and investments, which was substantially the result of cash burn for routine operations and payment of accounts payables and accrued liabilities outstanding at year end, and decreases in our accounts receivables due to decreased sales and timing of cash collection from our customers. We further expect that the potential transition to a Cerus direct sales model in certain distributor territories will negatively impact working capital in future periods resulting from longer periods for cash collection from direct sales customers when compared to timing of cash collection from our former distribution partners.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, including our two ongoing European Phase III clinical trials for the red blood cell system and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance as described below or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, in the United States of America unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Other Information

We entered into the Cantor Agreement in August 2012, as amended in March 2014. The Cantor Agreement provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor as our sales agent. Future issuances and sales of shares of common stock by us under the Cantor Agreement are subject to the continued effectiveness of our shelf registration statement referred to below or an effective replacement registration statement. Sales of our common stock through Cantor will be made on the Nasdaq Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and Cantor, as applicable. Subject to the terms and conditions of the Cantor Agreement, Cantor will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Cantor Agreement.

The offering of common stock pursuant to the Cantor Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Agreement and (2) termination of the Cantor Agreement. The Cantor Agreement may be terminated by Cantor or us at any time upon 10 days notice to the other party, or by Cantor at any time in certain circumstances, including our undergoing a material adverse change. We pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Cantor Agreement. During the year ended December 31, 2013, we sold and aggregate of approximately 5.4 million shares of our common stock under the Cantor Agreement for aggregate net proceeds of $23.5 million. During the six months ended June 30, 2014, 0.9 million shares of our common stock were sold under the Cantor Agreement for aggregate net proceeds of $3.9 million. At June 30, 2014, we had approximately $37.6 million of common stock available to be sold under the Cantor Agreement, subject to the continued effectiveness of our shelf registration statement referred to below or an effective replacement registration statement.

In December 2011, we filed a shelf registration statement on Form S-3 to offer and sell up to $150.0 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the Cantor Agreement and our prior at-the-market issuance sales agreement MLV & Co. LLC that expired in June 2014 following the effectiveness of the shelf registration statement. The registration statement was declared effective in January 2012 and expires in January 2015.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Commitments

The following summarizes our contractual commitments at June 30, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$5,776	$5,286	$490	$0	$0
Operating leases	1,424	936	442	46	0
Other commitments	1,180	1,180	0	0	0
Debt	12,980	637	5,189	7,154	0

Total contractual obligations	$21,360	$8,039	$6,121	$7,200	$0

Purchase commitments

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our lease in Concord, California for our headquarters and exercised a five year extension option in January 2012, to extend the term of our lease in Amersfoort, The Netherlands for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate both our Concord lease and our Amersfoort lease, which may occur as early as January 2015 and February 2016, respectively. In June 2013, we executed a new two year lease for additional space in Concord, California. The term of this new lease commenced on August 1, 2013 and continues for two years with four (4) two -year options for us to renew. The lease obligates the Company to make rent payments for the remaining six months of 2014 of approximately $78,000 and rent payments for 2015 of approximately $90,000.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective lease under which such improvements were made. If we exercise our right to early terminate the lease in Concord, California for our headquarters, which may occur as early as January 2015, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2014, we had an outstanding liability of $0.7 million related to these leasehold improvements.

Our agreements with Fresenius require us to pay royalties on sales of the INTERCEPT Blood System at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Such royalties are calculated based on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred.

In June 2014, we terminated the distribution agreement with one of our distributors in certain countries and entered into an agreement to provide for specific post-termination obligations, or the Transition Agreement. The Transition Agreement expires September 30, 2014. At September 30, 2014, the Transition Agreement requires us to repurchase certain illuminators for an aggregate price of €134,000, spare parts at the price originally paid by the distributor and up to 2,000 INTERCEPT disposable kits purchased by the distributor during the third quarter of 2014. These future payments are not included in the table above. We are also required to pay this former distributor a fee of €10 per disposable kit for platelet systems sold to any customer in certain countries through April 1, 2018, subject to a maximum payment of €3 million. As this former distributor will remain as a customer in other countries, any fees paid to the former distributor related to INTERCEPT disposable kits will be offset against the revenue associated with the sale of INTERCEPT disposable kits in these territories. These future payments are not included in the table above.

Debt

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, we received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) is contingent upon the approval, if it occurs, by the U.S. Food and Drug Administration (“FDA”) of the our premarket approval application for either the plasma or platelet system (the “PMA Approval”). The availability of Term Loan B expires at the earlier of (i) six months after receiving PMA Approval or (ii) June 30, 2015. The third tranche of $10.0 million (“Term Loan C”) will be available from July 1, 2015 through December 31, 2015, contingent upon both (i) obtaining PMA Approval and (ii) our achieving trailing six months’ revenue at a specified threshold (the “Revenue Event”). Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principle amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. We paid the lender a $0.2 million commitment fee related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and will be amortized to interest expense using the effective interest method over the life of the Term Loans. In addition, we paid $0.1 million of the lender legal fees, which are capitalized in prepaid expenses on our condensed consolidated balance sheets and will be recognized using the effective interest method over the life of the Term Loans. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2014. We pledged all current and future assets, excluding its intellectual property and 35% of our investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principle and interest payments related to Term Loan have been included in the table above.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and United States government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended June 30, 2014 or the year ended December 31, 2013. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. We are assessing the potential effects of this ASU on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the inactivation of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of inactivation for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of inactivation of a broad spectrum of lipid-enveloped viruses, some customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited inactivation, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not shown to be effective in inactivating bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form which could present a risk of infection to the transfused patient. Such uncertainty may limit the market adoption of our products.

We have conducted studies of our products in both in vitro and in vivo environments using well-established tests that are accepted by regulatory bodies. When an in vitro test was not generally available or not well-established, we conducted in vivo studies in mammalian models to predict human responses. Although we have no reason to believe that the in vitro and in vivo studies are not predictive of actual results in humans, we cannot be certain that the results of these in vitro and in vivo studies accurately predict the actual results in humans in all cases. To the extent that actual results in human patients differ, or customers or potential customers perceive that actual results differ, from the results of our in vitro or in vivo testing, market acceptance of our products may be negatively impacted.

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

For countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries, product adoption may be negatively affected because we do not have FDA approval for any of our products. Even within countries that do recognize the CE Mark, the lack of widespread product adoption has and may in the future be adversely affecting market adoption of the INTERCEPT Blood System.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these large customers could significantly delay or even diminish potential product revenue in those geographies. The market for pathogen inactivation systems in the United States of America is highly concentrated and dominated by a small number of blood collection organizations. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the PEI. Product specifications that receive marketing authorization from the PEI may differ from market requirements. Some potential customers may await further safety information or additional studies before choosing whether to adopt our products, and may conduct and complete their own clinical trials before adopting our products. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers. Decisions on product adoption in England are centralized with the National Blood Service and we understand that the National Blood Service has implemented bacterial detection testing for platelets without first considering pathogen inactivation. The Japanese Red Cross controls a significant majority of blood transfusions in Japan and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen inactivation of blood over a number of years and has yet to make a formal determination to adopt any pathogen inactivation approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes, which may not be economically or technologically feasible for us to accomplish.

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems are not approved in the United States of America or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to incur additional research and development costs associated with our pursuit of the PMA application submission processes for our platelet and plasma systems, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, and with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, which costs could be substantial and could extend the period during which we expect to operate at a loss.

In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Health care reform in the United States of America has also placed downward pressure on the pricing of medical products and has introduced new taxation on medical devices that could further impact our profit margins if we were to gain FDA approval to begin selling our products in the United States of America. Should we receive FDA approval to begin selling our products in the United States of America, legislation surrounding health care reform may impose a 2.3% excise tax on the sale of our products, regardless of our profitability. This excise tax could reduce any potential operating profits or require us to pass on the costs to our customers.

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

Additionally a meaningful amount of our revenue currently comes from sales to our distributor in Russia. While our agreement calls for sales, invoicing and collections to be denominated in Euros, the recent political conflict stemming from tensions in the Ukraine may have an impact on the Russian economy should sanctions continue to be levied against Russia or strengthened from those currently in place from either the European Union, United States of America or both. If such significant sanctions continue or are strengthened, the Russian economy may weaken, the value of the Ruble may weaken and our business in Russia and elsewhere may be negatively impacted.

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

Our products, both those sold commercially and those under development are subject to extensive and rigorous regulation by local, state and federal regulatory authorities in the United States of America and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

•	development;

•	testing;

•	manufacturing;

•	labeling;

•	storage;

•	pre-market clearance or approval;

•	sales and distribution;

•	use standards and documentation;

•	post-launch surveillance;

•	quality;

•	advertising and promotion; and

•	reimbursement.

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes before the FDA and international regulatory authorities can approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining FDA and other required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. Even if we are successful in obtaining FDA approval for our products, the FDA may limit the usage of the INTERCEPT Blood System to certain collection platforms or storage solutions or could restrict the claims that we are able to make for our products. For instance, in Europe, we are able to claim that using the INTERCEPT Blood System can replace bacterial detection, CMV testing and gamma irradiation, which are all common practices with the preparation of conventional blood components. We cannot be certain that the FDA would allow such claims initially or ever, which may result in limited market adoption in the United States of America and elsewhere.

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

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria have impacted the speed with which we have been able to enroll patients for our ongoing Phase III red blood cell system trial in chronic anemia in Europe. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

If our product candidates receive approval for commercial sale in the United States of America, the FDA may require one or more post-marketing clinical studies, which can involve significant expense and will require us to secure adequate funding to complete. For example, although the FDA has indicated that no prospective Phase III clinical trials were required at this time in order to submit our proposals for modular PMA submissions for the platelet and plasma systems, the FDA has already indicated that we will likely need to commit to post-marketing studies. Other regulatory authorities outside of the United States of America may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

Outside the United States of America, regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore and elsewhere, may require, among other requirements, that our products be widely adopted commercially in Europe or approved by the FDA before they are considered for approval or may delay approval decisions until our products are more widely adopted commercially and approved by the FDA. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the United States of America, Germany, Canada, Austria, and Australia, and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities in each country before making available blood products processed with our pathogen inactivation systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could provide further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We have filed our modular PMA for the platelet system with the FDA and are now in the substantive review period, which is initially scheduled to last 180 days. During the substantive review, the 180-day time period can be suspended if and when major deficiencies are identified. Once the FDA receives the applicant’s responses to any major deficiency letter, it has 90 days to review the responses and determine whether or not the applicant’s responses address the deficiencies satisfactorily. Only then will the 180 days substantive review be resumed. We will not receive an approval decision from the FDA until the substantive review is complete and we cannot predict the timing or outcome of the decision. Should we have difficulties answering or remediating any deficiency letters or if we are required to conduct additional clinical trials to support our PMA submission, approval may take a significant period of time to obtain, if ever. In addition, any responses, correspondence, rejections or approvals that we may receive in connection with the plasma PMA process would not be indicative or dispositive of the status of the approval process for the platelet PMA.

We completed a Phase III clinical trial of the platelet system in the United States of America in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with other supportive clinical data to the FDA. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured. We have limited experience with the modular PMA process and may encounter unanticipated difficulties complying with the prescribed submission timing or other modular PMA requirements. Such difficulties could affect our ability to complete the PMA submission process successfully or in the anticipated timeframes that we expect. Should significant questions arise during the submission process or if we are required to conduct additional clinical trials to support our PMA submission, approval may take a significant period of time to obtain, if ever.

Plasma System

In 2006, we obtained a CE mark approval (extended in 2011) from European Union regulators for our plasma system and final French approval of INTERCEPT-treated plasma in May 2007. Swissmedic approved INTERCEPT-treated plasma in September 2010. In February 2011, the first approval for use of INTERCEPT-treated plasma was obtained from the Paul Ehrlich Institute by a blood center in Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. We have filed our modular PMA for the plasma system with the FDA. The FDA is now substantively reviewing the submission and may audit us, clinical sites or manufacturing facilities that produce our product. The substantive review, initially planned for a 180-day time period, can be suspended if and when major deficiencies are identified, as discussed above. Should we have difficulties answering or remediating any deficiency letters or if we are required to conduct additional clinical trials to support our PMA submission, approval may take a significant period of time to obtain, if ever.

Although we have completed Phase III clinical trials in various patient populations and have submitted supplemental data collected in commercial use in Europe, the FDA may require us to complete additional Phase III clinical trials, before approval would be granted. The FDA may also limit the particular indications or uses for our plasma system if they believe that our clinical data is insufficient for broader usage or if the collection and storage methods supporting our clinical data are considered to be incompatible with broad usage. Should the FDA require us to complete any additional clinical trials, our willingness and ability to conduct and complete any additional clinical trials of the plasma system to support approval in the United States of America would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we would initiate any such trials.

Before the FDA determines whether to approve the INTERCEPT Blood System products, they may seek the advice of the Blood Products Advisory Committee, or BPAC, an advisory committee convened by and reporting to the FDA. Even if BPAC were to recommend approval of one or more of our products, the FDA is not required to adopt BPAC’s recommendation. If BPAC were to answer FDA questions recommending against approval of one or more of our products, the FDA would have to take into consideration the points of concern raised by BPAC which could affect the approval of the products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant clinical, development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. We have not been successful in developing any product candidates that have received FDA approval in the past. Clinical testing and development of the red blood cell system will take many years to complete and failure can occur any time during the clinical trial process. Any failure or delay in completing clinical trials for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials for the red blood cell system. We do not control these third parties and, as a result, they may not treat our clinical studies as their highest priority, or in the manner in which we would prefer, which could result in delays. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in those trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States of America. Our failure or the failure of our product manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

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

We are currently enrolling patients in two European Phase III clinical trials of our red blood cell system: one for acute anemia patients and separately, one for chronic anemia patients. Such studies, including the studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome with potentially more safety data in the Phase III chronic anemia clinical trial would also be required for our red blood cell system to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States of America. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we continue to experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential customers may object to working with a potent chemical, like S-303, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system.

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

Should we be successful in commercializing our products in geographies beyond the current markets in which we sell our products, we may need to add resources and develop competencies to ensure compliance with local regulatory, legal and tax requirements. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition.

We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results. In addition, failure by our distributors to provide accurate forecasts impacts our ability to predict the timing of revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In addition, although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries.

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013, we experienced weaker than expected growth due to declining performance by certain of our distributors. We have commenced transitioning certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors. Because these are new distribution partners who have limited experience marketing and selling our products, we cannot be certain that these new distribution partners will perform better than their predecessors. In other territories, we are transitioning to a Cerus direct sales model, which we believe will provide us with better visibility into and control of sales execution. Implementing such changes has impacted the volume of INTERCEPT disposable kit sales as distribution partners sell through their disposable kit inventory and may continue to impact the volume of INTERCEPT disposable kit sales in future periods. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. Doing so may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. Further, if we were to service end-user accounts directly ourselves rather than through distributors, we will likely incur additional expense and our working capital may be damaged. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors will be responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. The price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our margins will decrease. Certain of our suppliers that we rely on for the manufacture of the platelet, plasma and red blood cell systems and components thereof, have not been FDA-approved for the manufacture of our products. In order to be used in clinical studies or sold in the United States of America, our products would be required to be manufactured in FDA-approved facilities. FDA approval for the manufacture of INTERCEPT, whether in facilities owned by Fresenius or by other parties, may be costly and time-consuming. Before our products would be considered for marketing approval in the United States of America or elsewhere, our suppliers will have to pass an audit by the FDA or other regulatory agencies. We are dependent on our suppliers’ cooperation and ability to pass such audits. Such audits and any audit remediation may be costly. Failure to pass such audits by any of our suppliers would affect our ability to obtain licensure in the United States of America or elsewhere.

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

Our supply agreement with Porex was amended in November 2012 and now expires on December 31, 2014. Porex is our sole supplier for such components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We entered into an amended and restated supply agreement with Purolite in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2014 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Although we are actively evaluating alternate suppliers for certain of our products and components, we do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. Identification and qualification of alternate suppliers will be time consuming and costly. If we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources and may cause our supply chain to be less efficient.

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. Future supply of illuminators is limited to availability of components, some of which are in short supply or are no longer manufactured. Certain of our components are in limited supply and are used as spare parts for the maintenance of illuminators used by our customers. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we will likely need to redesign the illuminators used in the platelet and plasma systems. Such redesign may be expensive and could lead to regulatory delays in obtaining approvals to market the redesigned device. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

In the event that alternate manufacturers are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate sources of supply to Fresenius, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. Fresenius is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. We cannot assure you that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms favorable to those that we currently have with our manufacturers. Many of the existing agreements we have with suppliers contain provisions that we have been operating under for an extended period of time, including pricing. Should we enter into agreements or amend agreements with any manufacturer with less favorable terms, including pricing, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our products may be impacted.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States of America and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States of America. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Should Fresenius or MacoPharma fail to obtain or maintain regulatory approval for InterSol or SSP+, respectively, or if either should decide to cease distribution of their respective additive solutions to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired. In addition, we may be required to produce and demonstrate additional acceptable data for usage of the INTERCEPT Blood System with various combinations of collection platforms and storage solutions before we could receive regulatory approval from the FDA and elsewhere.

In order to address the entire market in the United States of America, Japan, and potentially elsewhere, we would need to develop and test additional configurations of the platelet system. For example, in the United States of America, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States of America are collected by apheresis, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In order to gain regulatory approvals for a pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations.

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

We have used prototype components in our preclinical studies and clinical trials of the red blood cell system and have not completed the components’ commercial design. We will be required to identify and enter into agreements with third parties to further develop and manufacture the red blood cell system. Failure to maintain these relationships, poor performance by these third parties or disputes with these third parties could negatively impact our business.

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

The design and engineering effort required to complete the final commercial version of our red blood cell system will likely be substantial and time-consuming. As with any complex development effort, we expect to encounter design, engineering and manufacturing issues, which issues could be exacerbated if the partners with whom we will be working have competing or conflicting priorities or ideas on the development and design of the system. Such issues have previously arisen, sometimes unexpectedly, and solutions to these issues have not always been readily forthcoming. We cannot guarantee that if such issues arise, they will be resolved in a commercially viable manner. Additional unforeseen design, engineering and manufacturing issues may arise in the future, which could increase the development cost and delay commercialization of our red blood cell system. We will need to identify and contract with manufacturers who can develop processes to manufacture components and the compounds used in the red blood cell system. For commercial manufacturing, we will need to demonstrate to regulatory authorities that the commercial scale manufacturing processes comply with government regulations and that the compounds are equivalent to originally licensed compounds. It may be difficult to economically manufacture the red blood cell system on a commercial scale and such costs may ultimately exceed the price the market is willing to pay for such a system.

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

        These alternative strategies may be more effective in inactivating certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A and E viruses, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, which is also a non-lipid-enveloped virus, for which our products have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market adoption of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer or more cost effective than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen inactivation systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen inactivation system for blood products and has been issued CE marks for a pathogen reduction system for both platelets and plasma. We understand that Terumo BCT is also developing a pathogen inactivation system for whole blood. Terumo BCT’s product candidate, if successful, may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

Octapharma AG received FDA approval in January 2013 to sell treated fresh frozen plasma for certain indications and is currently commercially available. Should Octapharma enter into exclusive agreements with key customers, our plasma product candidate, should it receive approval in the United States of America, may encounter market resistance and have a more limited market into which we can sell.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices. We may be liable if any of our products cause injury, illness or death. Although we will have completed preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval has been received. For example, in cases where we have obtained regulatory approval for our products, we have demonstrated pathogen inactivation to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient. For ethical reasons, we cannot conduct human testing to determine whether an individual who receives a transfusion of a blood component containing a pathogen that was inactivated using the INTERCEPT Blood System might show positive results if tested for an antibody against that pathogen. While we believe, based on the clinical experience of our scientists, that the level of inactivated pathogens would likely be too small to induce a detectable antibody response in diagnostic tests, we cannot exclude that a transfused patient might show positive results if tested for an antibody against that pathogen. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by S-303, or believe they have been or could be harmed by S-303, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. S-303 is considered a potent chemical and is the active compound of our red blood cell system.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, including our two ongoing European Phase III clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part subject to access to equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash balances and access to debt will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect, which could adversely affect the commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance as described below or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. We do not plan on conducting any additional clinical trials of the red blood cell, platelet or plasma systems in the United States of America unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance provides for up to $30.0 million in term loans due on June 1, 2019, of which $10.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiaries, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access any additional term loans under the loan and security agreement is subject to certain conditions, including our obtaining approval of our PMA for either the platelet or plasma system and achieving certain revenue thresholds, which conditions we may not be able to meet, which could preclude our ability to access any additional capital under the loan and security agreement and could adversely affect our liquidity.

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

We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, results of operations and growth prospects could be adversely affected. Even if we are able to identify and hire qualified personnel commensurate with our growth objectives and opportunities, the process of integrating new employees is time consuming, costly and distracting to existing employees and management. Such disruptions may have an adverse impact on our operations, our ability to service existing markets and customers, or our ability to comply with regulations and laws.

All of the employees of our subsidiary, Cerus Europe B.V., are employed outside the United States of America, including in France, where labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, one of our manufacturing partners is located in France and may have employees that are members of unions or represented by a works council as required by law. These more stringent labor and employment laws to the extent that they are applicable, coupled with the requirement to consult with the relevant unions or works’ councils, could increase our operational costs with respect to our own employees and could result in passed through operational costs by our manufacturing partner. If the increased operational costs become significant, our business, financial condition and results of operations could be adversely impacted.

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

In addition, our existing enterprise resource planning system, a critical system used to run our business, will no longer be supported by the developer. Accordingly, we have recently implemented a new enterprise resource planning system (the ERP System). The new ERP System is extremely complex and impacts a significant number of our business processes. Should we experience unforeseen difficulties with our new ERP System, we may experience disruptions to our operations, increased costs in troubleshooting and resolving the issues, and erosion in confidence from customers and employees, any of which could have a material adverse effect on our business and operations.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, a United States of America patent issued to a third-party covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems, if and when those products are sold in the United States of America. As a result, in order to commercialize our platelet or plasma systems in the United States of America, we may be required to obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Our patents expire at various dates between now and 2027. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to United States of America and foreign patents relating to the INTERCEPT Blood System, which expire at various dates from 2015 to 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

        Our patents do not cover all of the countries in which we are selling, and planning to sell, our products. We will not be able to prevent potential competitors from using our technology in countries where we do not have patent coverage. Further, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the United States, including the CIS countries, China and India, jurisdictions where the Company is currently expanding its commercialization efforts through distributors. In certain countries, compulsory licensing laws exist that may be used to compel a patent owner to grant licenses to third parties, for reasons such as non-use of the patented subject matter within a certain period of time after patent grant or commercializing in a manner that is cost-prohibitive in the country. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license for INTERCEPT to a third party, which could materially diminish the value of such patents. This could adversely impact our potential revenue opportunities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 #	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2 #	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 8, 2014	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer
(on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 #	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2 #	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.