Form 10-Q/A
period 2014-06-30
CERUS CORP
filed 2014-09-22
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CERUS CORPORATION

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

THREE AND SIX MONTHS ENDED JUNE 30, 2014

		Page
Explanatory Note		1

PART II OTHER INFORMATION

Item 6.	Exhibits	2

EXPLANATORY NOTE

Cerus Corporation (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2014 (the “Original 10-Q”). This Amendment is being filed solely to re-file Exhibit 10.2 to the Original 10-Q in response to comments received from the staff of the SEC relating to a confidential treatment request that the Company submitted with respect to Exhibit 10.2 to the Original Filing, and in connection therewith, to amend Part II, Item 6 of the Original 10-Q and the Exhibit Index to the Original 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original 10-Q. This Amendment does not reflect events occurring after the filing of the Original 10-Q (i.e., those events occurring after August 8, 2014) or modify or update those disclosures that may be affected by subsequent events.

1

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 (8)#	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2 #	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

31.1 (8)	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (8)	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)(9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (8)	XBRL Instance Document.

101.SCH (8)	XBRL Taxonomy Extension Schema Document.

101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (8)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (8)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (8)	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.

2

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), filed with the SEC on August 8, 2014.
(9)	This certification accompanies the original Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the original Form 10-Q), irrespective of any general incorporation language contained in such filing.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: September 22, 2014	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

10.1 (8)#	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2 #	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

31.1 (8)	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (8)	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)(9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (8)	XBRL Instance Document.

101.SCH (8)	XBRL Taxonomy Extension Schema Document.

101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (8)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (8)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (8)	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), filed with the SEC on August 8, 2014.
(9)	This certification accompanies the original Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the original Form 10-Q), irrespective of any general incorporation language contained in such filing.