Form 10-Q
period 2014-09-30
CERUS CORP
filed 2014-11-07
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, there were 78,269,402 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,343	$29,485
Short-term investments	25,231	28,191
Accounts receivable	7,366	6,125
Inventories	13,503	13,063
Prepaid expenses	1,780	848
Other current assets	2,429	442

Total current assets	72,652	78,154
Non-current assets:
Property and equipment, net	3,882	2,189
Goodwill	1,316	1,316
Intangible assets, net	1,193	1,344
Restricted cash	301	308
Other assets	51	70

Total assets	$79,395	$83,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,115	$5,674
Accrued liabilities	12,547	9,813
Deferred revenue	560	181
Debt - current	0	3,366
Warrant liability	3,931	20,390

Total current liabilities	21,153	39,424
Non-current liabilities:
Debt - non-current	9,860	0
Deferred income taxes	108	89
Other non-current liabilities	998	1,073

Total liabilities	32,119	40,586

Commitments and contingencies
Stockholders’ equity:
Common stock	77	72
Additional paid-in capital	568,972	545,905
Accumulated other comprehensive (loss) income	(11)	7
Accumulated deficit	(521,762)	(503,189)

Total stockholders’ equity	47,276	42,795

Total liabilities and stockholders’ equity	$79,395	$83,381

(1) The financial information in this column was derived from audited financial statements included in the Company’s 2013 Annual Report on Form 10-K.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$10,362	$10,542	$26,829	$30,425
Cost of revenue	5,689	6,826	14,598	17,663

Gross profit	4,673	3,716	12,231	12,762

Operating expenses:
Research and development	7,250	4,363	16,614	10,569
Selling, general and administrative	8,724	7,728	27,040	22,535
Amortization of intangible assets	50	50	151	151

Total operating expenses	16,024	12,141	43,805	33,255

Loss from operations	(11,351)	(8,425)	(31,574)	(20,493)

Non-operating gain (expense), net:
Gain (loss) from revaluation of warrant liability	1,738	(12,416)	14,263	(16,803)
Foreign exchange (loss) gain	(941)	409	(945)	198
Interest expense	(342)	(41)	(676)	(279)
Other income, net	145	32	449	65

Total non-operating gain (expense), net	600	(12,016)	13,091	(16,819)

Loss before income taxes	(10,751)	(20,441)	(18,483)	(37,312)
Provision for income taxes	8	60	90	165

Net loss	$(10,759)	$(20,501)	$(18,573)	$(37,477)

Net loss per share:
Basic	$(0.14)	$(0.29)	$(0.25)	$(0.56)
Diluted	$(0.16)	$(0.29)	$(0.44)	$(0.56)
Weighted average shares outstanding used for calculating net loss per share:
Basic	75,194	69,791	73,407	66,464
Diluted	76,103	69,791	75,437	66,464

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(10,759)	$(20,501)	$(18,573)	$(37,477)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of taxes	(17)	(33)	(18)	(33)

Comprehensive loss	$(10,776)	$(20,534)	$(18,591)	$(37,510)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(18,573)	$(37,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989	410
Stock-based compensation	3,764	2,415
Changes in revaluation of warrant liability	(14,263)	16,803
Non-cash interest expense	65	0
Deferred income taxes	19	20
Loss on disposal of fixed assets	3	96
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	(2,581)
Inventories	(632)	(1,345)
Other assets	(2,860)	154
Accounts payable	(1,555)	(3,110)
Accrued liabilities	2,728	4,448
Deferred revenue	379	34

Net cash used in operating activities	(31,177)	(20,133)

Investing activities
Capital expenditures	(2,033)	(440)
Purchases of investments	(14,807)	(29,162)
Proceeds from maturities of investments	17,305	0
Proceeds from sales (purchases) of certain assets and other	50	(14)

Net cash provided by (used in) investing activities	515	(29,616)

Financing activities
Net proceeds from equity incentives and exercise of warrants	10,269	595
Net proceeds from public offering	6,849	50,981
Proceeds from term loan, net of discount and revolving line of credit	9,848	2,008
Payments on debt, revolving line of credit and landlord provided leasehold incentives	(3,446)	(6,176)

Net cash provided by financing activities	23,520	47,408

Net decrease in cash and cash equivalents	(7,142)	(2,341)
Cash and cash equivalents, beginning of period	29,485	26,696

Cash and cash equivalents, end of period	$22,343	$24,355

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (collectively referred to hereinafter as “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any future periods.

These accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which were included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 7, 2014. The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from the Company’s audited consolidated financial statements as of that date.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s main sources of revenues for the three and nine months ended September 30, 2014 and 2013, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order and signed sales contract as evidence of a written agreement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because the Company has no vendor specific objective evidence or third party evidence for its systems due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of revenue is based on best estimated selling price for the systems sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews best estimated selling price and maintains internal controls over the establishment and updates of these estimates.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale securities.

Investments

Investments with original maturities of greater than three months including corporate debt and United States government agency securities are designated as available-for-sale and classified as short-term investments, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The cost of securities sold was based on the specific identification method. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value if any, are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2014, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist. However, for certain customers, the Company purchases a credit insurance policy that mitigates some of its credit risk, as the policy will pay either the Company or its lender on eligible claims filed on its outstanding receivables. On a regular basis, including at the time of sale, the Company performs credit evaluations of significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company reserves against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, the Company had not recorded any reserves for potentially uncollectible accounts.

The Company had four and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at each of September 30, 2014 and December 31, 2013, respectively. These customers cumulatively represented approximately 77% and 55% of the Company’s outstanding trade receivables, at September 30, 2014 and December 31, 2013, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2014 and December 31, 2013, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH Fresenius, Inc. (with its affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2014 and December 31, 2013, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, the Company had $0.1 million and $0.4 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of $1.8 million and zero during the nine months ended September 30, 2014 and 2013, respectively. The capitalized costs associated with the enterprise resource planning system are being amortized over the estimated useful life of five years.

Goodwill and Intangible Assets, net

Additions to goodwill and intangible assets, net are derived at the time of a business acquisition, in which the Company assigns the total consideration transferred to the acquired assets based on each asset’s fair value and any residual amount becomes goodwill, an indefinite life intangible asset. Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s condensed consolidated statements of operations. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one segment and has one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill, based on the present value of future cash flows, with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future net cash flows. If the expected undiscounted future net cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2014 and 2013.

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

Warrant Liability

In August 2009 and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. As of September 30, 2014, there were no remaining warrants issued in August 2009 that remained outstanding. The Company classified the warrants as a liability on its accompanying unaudited condensed consolidated balance sheets as the warrants contain certain material terms which require the Company (or its successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants (as determined in accordance with the Black-Scholes option pricing model) in connection with certain change of control transactions. In addition, the Company may also be required to pay cash to a warrant holder under certain circumstances if the Company is unable to timely deliver the shares acquired upon warrant exercise to such holder.

The fair value of outstanding warrants is calculated using a Black-Scholes option-pricing model and is adjusted accordingly at each reporting period.

Changes resulting from the revaluation of warrants to fair value are recorded in “gain (loss) from revaluation of warrant liability” on the accompanying unaudited condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s accompanying unaudited condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 10 in the notes to unaudited condensed consolidated financial statements for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for the derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its accompanying unaudited condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 1998 through 2013 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants and restricted stock units, which are calculated using the treasury stock method. Diluted net loss per share also gives effect to potential adjustments to the numerator for gains resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position, if the effect would result in more dilution.

Certain potential dilutive securities were excluded from the dilution calculation for the three and nine months ended September 30, 2014 and 2013, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(10,759)	$(20,501)	$(18,573)	$(37,477)
Effect of revaluation of warrant liability	(1,738)	0	(14,263)	0

Adjusted net loss used for diluted calculation	$(12,497)	$(20,501)	$(32,836)	$(37,477)

Denominator:
Basic weighted average number of shares outstanding	75,194	69,791	73,407	66,464
Effect of dilutive potential shares	909	0	2,030	0

Diluted weighted average number of shares outstanding	76,103	69,791	75,437	66,464

Net loss per share:
Basic	$(0.14)	$(0.29)	$(0.25)	$(0.56)
Diluted	$(0.16)	$(0.29)	$(0.44)	$(0.56)

The table below presents shares underlying stock options, employee stock purchase plan rights and restricted stock units that are excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. Warrants are excluded from the table below in periods for which the warrants are included in the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2014 and 2013 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of anti-dilutive potential shares	12,032	16,651	11,737	16,301

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements that the Company is a party to contain provisions that indemnify the counter party from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date for the Company will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. The Company is assessing the potential effects of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2014, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset, a secondary pricing service is utilized.

The Company’s financial assets and liabilities were recorded at fair value in the condensed consolidated balance sheets at September 30, 2014, as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds (1)	$6,185	$6,185	$0	$0
Corporate debt securities (2)	21,802	0	21,802	0
United States government agency securities (2)	3,429	0	3,429	0

Total financial assets	$31,416	$6,185	$25,231	$0

Warrant liability (3)	$3,931	$0	$0	$3,931

Total financial liabilities	$3,931	$0	$0	$3,931

(1)	Included in cash and cash equivalents on the Company’s accompanying unaudited condensed consolidated balance sheets.

(2)	Included in short-term investments on the Company’s accompanying unaudited condensed consolidated balance sheets.

(3)	Included in current liabilities on the Company’s accompanying unaudited condensed consolidated balance sheets.

The Company’s financial assets and liabilities were recorded at fair value in the accompanying unaudited condensed consolidated balance sheets at December 31, 2013, as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds (1)	$8,650	$8,650	$0	$0
Corporate debt securities (2)	23,173	0	23,173	0
United States government agency securities (2)	5,018	0	5,018	0

Total financial assets	$36,841	$8,650	$28,191	$0

Warrant liability (3)	$20,390	$0	$0	$20,390

Total financial liabilities	$20,390	$0	$0	$20,390

(1)	Included in cash and cash equivalents on the Company’s accompanying unaudited condensed consolidated balance sheets.

(2)	Included in short-term investments on the Company’s accompanying unaudited condensed consolidated balance sheets.

(3)	Included in current liabilities on the Company’s accompanying unaudited condensed consolidated balance sheets.

A reconciliation of the beginning and ending balances for the warrant liability using significant unobservable inputs (Level 3) from December 31, 2013 to September 30, 2014, was as follows (in thousands):

Balance at December 31, 2013	$20,390
Decrease in fair value of warrants	(14,263)
Settlement of warrants exercised	(2,196)

Balance at September 30, 2014	$3,931

See Notes 1 and 10 in the notes to unaudited condensed consolidated financial statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during nine months ended September 30, 2014, or the year ended December 31, 2013.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2014 (in thousands):

	September 30, 2014
	Carrying Value	Net Unrealized Gain	Fair Value
Money market funds	$6,185	$0	$6,185
Corporate debt securities	21,813	(11)	21,802
United States government agency securities	3,429	0	3,429

Total available-for-sale securities	$31,427	$(11)	$31,416

The following is a summary of available-for-sale securities at December 31, 2013 (in thousands):

	December 31, 2013
	Carrying Value	Net Unrealized Gain	Fair Value
Money market funds	$8,650	$0	$8,650
Corporate debt securities	23,165	8	23,173
United States government agency securities	5,019	(1)	5,018

Total available-for-sale securities	$36,834	$7	$36,841

Available-for-sale securities at September 30, 2014 and December 31, 2013, consisted of the following by original contractual maturity (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Due in one year or less	$29,396	$29,389	$30,700	$30,701
Due greater than one year and less than three years	2,031	2,027	6,134	6,140

Total cash equivalents and short-term investments	$31,427	$31,416	$36,834	$36,841

The Company recognized insignificant realized gains from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2014 and did not record any realized gains from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2013. The Company did not experience other-than-temporary declines in fair value on its investments.

The aggregate fair value of investments with unrealized losses at September 30, 2013 and December 31, 2013, were $16.8 million and $12.0 million, respectively.

Note 4. Inventories

Inventories at September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Work-in-process	$2,354	$4,863
Finished goods	11,149	8,200

Total inventories	$13,503	$13,063

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and nine months ended September 30, 2014, the Company did not dispose of, impair or recognize additional goodwill. Accordingly at both September 30, 2014, and December 31, 2013, the carrying amount of goodwill was $1.3 million. The Company performed its annual review of goodwill on August 31, 2014, and noted no impairment as of that date.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2014 (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(824)	$1,193

Total intangible assets	$2,017	$(824)	$1,193

The following is a summary of intangible assets, net at December 31, 2013 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(673)	$1,344

Total intangible assets	$2,017	$(673)	$1,344

During the three and nine months ended September 30, 2014 and 2013, there were no impairment losses recognized related to the acquired intangible assets.

At September 30, 2014, the expected annual amortization expense of the intangible assets, net is $0.05 million for the remaining three months of 2014, $0.2 million annually beginning with the year ending December 31, 2015, through the year ending December 31, 2019 and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

In connection with the agreements to license the immunotherapy technologies to Aduro BioTech, Inc. (“Aduro”) in 2009, the Company received shares of preferred stock of Aduro. Pursuant to these license agreements, the Company is eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. As of September 2014, the Company’s ownership in Aduro was less than 1% on a fully diluted basis. Since receiving preferred stock in Aduro, the Company has carried its investment in Aduro at zero in its condensed consolidated balance sheets. As of September 30, 2014, the Company has not received any royalties under this agreement.

Note 7. Accrued Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation and related costs	$2,956	$2,527
Accrued inventory costs	4,610	3,553
Accrued professional services	2,928	2,722
Other accrued expenses	2,053	1,011

Total accrued liabilities	$12,547	$9,813

Note 8. Debt

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) is contingent upon the approval, if it occurs, by the U.S. Food and Drug Administration (“FDA”) of the Company’s premarket approval application for either the plasma or platelet system (the “PMA Approval”). The availability of Term Loan B expires at the earlier of (i) six months after receiving PMA Approval or (ii) June 30, 2015. The third tranche of $10.0 million (“Term Loan C”) will be available from July 1, 2015 through December 31, 2015, contingent upon both (i) obtaining PMA Approval and (ii) the Company achieving trailing six months’ revenue at a specified threshold (the “Revenue Event”). Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company paid the lender a $0.2 million commitment fee related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and will be amortized to interest expense using the effective interest method over the life of the Term Loans. In addition, the Company paid $0.1 million of the lender legal fees, which are capitalized in prepaid expenses on the Company’s condensed consolidated balance sheets and will be recognized using the effective interest method over the life of the Term Loans. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at September 30, 2014.

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

Debt at September 30, 2014, consisted of the following (in thousands):

	September 30, 2014
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$140	$9,860
Less: debt - current	0	0	0

Debt - non-current	$10,000	$140	$9,860

Debt at December 31, 2013, consisted of the following (in thousands):

	December 31, 2013
	Principal	Unamortized Discount	Total
Comerica - Revolving Line of Credit	$3,366	$0	$3,366
Less: debt - current	(3,366)	0	(3,366)

Debt - non-current	$0	$0	$0

Principal and interest payments on debt at September 30, 2014, are expected to be as follows (in thousands):

Year ended December 31,
2014 (remaining three months)	$174
2015	695
2016	3,227
2017	3,227
2018	3,227
2019	2,314

$12,864

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, The Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early, which may occur as early as February 2016. In June 2013, the Company entered into a new lease for additional space in Concord. The lease has a two year initial term with four (4) two year options for the Company to renew. The lease commenced on August 1, 2013, and obligates the Company to pay rent payments of approximately $39,000 for the remaining three months of 2014 and approximately $90,000 for fiscal year 2015. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its condensed consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements at one of its facilities in Concord, California. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the lease. At September 30, 2014, the Company had an outstanding liability of $0.6 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.5 million was reflected in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

In June 2014, the Company terminated its distribution agreement with one of its distributors in certain countries and entered into an agreement to provide for specific post-termination obligations (the “Transition Agreement”). The Transition Agreement expired September 30, 2014. At September 30, 2014, the Company recorded a liability for the repurchase of spare parts at the price originally paid by the distributor and 2,000 INTERCEPT disposable kits purchased by the distributor during the third quarter of 2014 resulting in deferred revenue. The Company is also required to pay this former distributor a fee of €10 per disposable kit for platelet systems sold by the Company to any customer in certain countries commencing with the termination of the agreement through April 1, 2018, subject to a maximum payment of €3 million. As this former distributor will remain as a customer in other countries, in accordance with ASC Topic 605-50 “Customer Payments and Incentives” any fees paid to the former distributor related to INTERCEPT disposable kits will be offset against the revenue associated with the sale of INTERCEPT disposable kits in those territories.

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

The fair value of the 2009 Warrants and 2010 Warrants was recorded on the condensed consolidated balance sheets as a liability pursuant to “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” Topics of ASC and are adjusted to fair value at each financial reporting date thereafter until the earlier of exercise, expiration or modification to remove the provisions which require the warrants to be treated as a liability, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2009 Warrants and 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The fair value of the warrants at September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
2009 Warrants	$0	$8,542
2010 Warrants	3,931	11,848

Total warrant liability	$3,931	$20,390

The fair value of the Company’s warrants was based on option valuation models and using the following assumptions at September 30, 2014 and December 31, 2013:

		December 31,
		2013
2009 Warrants:
Expected term (in years)		0.65
Estimated volatility		45%
Risk-free interest rate		0.10%
Expected dividend yield		0%
	September 30,	December 31,
	2014	2013
2010 Warrants:
Expected term (in years)	1.11	1.86
Estimated volatility	47%	41%
Risk-free interest rate	0.13%	0.38%
Expected dividend yield	0%	0%

Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase to the fair value of the warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease to the fair value of the warrant liability. During the three months ended September 30, 2014, warrants to purchase 2,400,000 shares of common stock were exercised from the outstanding 2009 Warrants and as such there were no outstanding 2009 Warrants remaining at September 30, 2014. During the nine months ended September 30, 2014, warrants to purchase 157,894 shares of common stock were exercised from the outstanding 2010 Warrants. As of September 30, 2014, 3.3 million of the 2010 warrants were outstanding.

Sales Agreement

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the 1933 Securities Act. During the year ended December 31, 2013, approximately 5.4 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate proceeds of $23.5 million. During the nine months ended September 30, 2014, 1.7 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate proceeds of $7.1 million. At September 30, 2014, the Company had approximately $34.4 million of common stock available to be sold under the Amended Cantor Agreement.

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

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 6, 2012 and June 12, 2013, the Company’s stockholders approved amendments to the 2008 Plan (“Amended 2008 Plan”) which increased the aggregate number of shares of common stock authorized for issuance by 3,000,000 and 6,000,000 shares, respectively, such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19,540,940 shares effective June 12, 2013. At September 30, 2014, the Company had an aggregate of approximately 17.6 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 5.6 million shares were available for future issuance under the Amended 2008 Plan.

The Company also maintains an Employee Stock Purchase Plan (the “Purchase Plan”) which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. On June 6, 2012, the stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 500,000 shares, such that the Purchase Plan has reserved for issuance an amount not to exceed 1,320,500 shares. At September 30, 2014, the Company had approximately 0.4 million shares available for future issuance under the Purchase Plan.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2013	10,405	$3.46
Granted	2,734	5.93
Forfeited	(134)	4.77
Expired	(40)	8.61
Exercised	(967)	2.41

Balance at September 30, 2014	11,998	$4.08

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

Stock-based compensation recognized on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense by caption:
Research and development	$281	$132	$740	$341
Selling, general and administrative	1,197	729	3,024	2,074

Total stock-based compensation expense	$1,478	$861	$3,764	$2,415

Note 12. Development and License Agreements

The Company has certain agreements with Fresenius which require the Company to pay royalties on INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system which it records as a liability in accounts payable on the Company’s unaudited condensed consolidated balance sheet. During the three months ended September 30, 2014 and 2013, the Company made royalty payments to Fresenius of $0.6 million and $0.8 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company made royalty payments to Fresenius of $1.9 million and $2.3 million, respectively. At September 30, 2014 and December 31, 2013, accrued royalties due to Fresenius were $0.6 million and $0.7 million, respectively.

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

In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius is obligated to sell, and the Company is obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, the Company is able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreases in pricing at certain annual production volumes. In addition, the 2013 Amendment requires the Company to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices. The Company sold such components to Fresenius in an aggregate amount of $2.2 million during the three months ended September 30, 2014, and $6.0 million during the nine months ended September 30, 2014. The Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying unaudited condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in the Company’s case. The Company and Fresenius each have normal and customary termination rights, including termination for material breach.

The Company made payments to Fresenius of $4.3 million and $4.2 million relating to the manufacturing of the Company products during the three months ended September 30, 2014 and 2013, respectively and $13.9 million and $11.8 million during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, accrued amounts due to Fresenius were $4.1 million and $4.3 million, respectively, for INTERCEPT disposable kits manufactured. At September 30, 2014 and December 31, 2013, amounts due from Fresenius were $2.0 million and zero, respectively.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total revenue, all of which operate in a country outside of the United States of America, during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Etablissement Francais du Sang	30%	20%	26%	18%
Grifols	*	22%	*	20%
Bravo Pacific Limited	*	11%	*	*
Advanced Technology Company KSC	*	10%	*	*

*     Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1A, “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about our estimates regarding the sufficiency of our cash resources, our ability to commercialize and achieve market acceptance of the INTERCEPT Blood System, the anticipated progress of our research, development and clinical programs, our ability to manage cost increases associated with preclinical and clinical development for the INTERCEPT Blood System, our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System, the ability of our products to inactivate pathogens that may emerge in the future, the ability of the INTERCEPT Blood System to inactivate the Ebola virus, and our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. Certain important factors could cause actual results to differ materially from those discussed in such statements, including our need for additional financing, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant approval for our products, our ability to achieve market acceptance of our products, our ability to obtain reimbursement, successful development and testing of additional configurations of our products, the impact of regulation of our products by domestic and foreign regulatory authorities, for our products, our reliance on Fresenius Kabi AG, and its affiliates, as well as other third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete the commercial design of certain of our product components, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquakes, our limited operating history and expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in, and have filed as exhibits to, this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. The INTERCEPT Blood System is designed for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and our INTERCEPT Blood System for plasma, or plasma system, have each received CE marks and are being marketed and sold in a number of countries around the world, including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East.

We have filed modular Premarket Approval Applications, or PMAs, for our plasma and platelet systems with the United States of America Food and Drug Administration, or FDA. Each of the PMAs are currently in the 180-day substantive review period by the FDA and the FDA may request additional information or clarification of information already provided, and we will need to satisfactorily respond to any minor or major deficiency letters we may receive before the FDA can complete their review of the plasma and platelet PMAs.

In addition to the PMAs that we have filed with the FDA, we have recently submitted a clinical study protocol under a compassionate use investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE, if accepted by the FDA, would be limited to inactivation claims that rely on existing clinical data that we have regarding inactivation of certain pathogens in donated plasma and we do not have nor do we plan to obtain any additional clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore will not know the effectiveness of INTERCEPT to inactivate the Ebola virus. In addition, we have submitted and received approval from the FDA for a separate, expanded use IDE, to conduct a study using INTERCEPT to treat platelet donations in areas of the United States of America that are currently experiencing outbreaks of the chikungunya and dengue viruses. We do not know when or if we will successfully complete either of these IDEs and understand that successful completion of the studies covered by these IDEs does not have a bearing on the PMA approval decision or the timing of a PMA decision.

The ongoing regulatory efforts for the platelet and plasma system PMAs, the planning, execution and completion of the proposed studies under our accepted and proposed IDEs as well as our development activities for the red blood cell system, will result in increased research and development expenses in future periods. Our ability to conduct and complete any additional clinical trials required by the FDA to support approval in the United States of America is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we initiate any such trials or studies.

We are developing the INTERCEPT Blood System for red blood cells, or red blood cell system, and are currently performing in vitro and license-enabling clinical trials for CE mark approval. Subject to the availability of adequate funding from partners and/or the capital markets, we intend to complete development activities necessary for potential CE mark approval for the red blood cell system. In addition, we recently completed enrollment data collection on a Phase II recovery and lifespan study in the United States of America and plan to complete certain other prerequisites before proposing a Phase III clinical trial protocol for the red blood cell system in support of a potential regulatory approval in the United States of America. These development activities will result in increased research and development expenses in future periods, and our ability to conduct and complete any clinical trials of the red blood cell system to support approval in the United States of America is subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. In any event, we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with planning, enrolling and completing the proposed studies under our IDEs, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, including our two European Phase III and close-out costs associated with our U.S. Phase II clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance LLC, or Oxford Finance, as described below. Alternatively, we may seek new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. Apart from the proposed studies under our accepted and proposed IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world, including those in Europe, the CIS and the Middle East. Although our revenues have grown over time, if we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, we will have difficulty achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial additional expenses. Accordingly, we may never achieve a profitable level of operations in the future.

Collaborations

Aduro BioTech

In 2007, we spun-off our immunotherapy business, and in 2009, we entered into agreements to out-license certain immunotherapy technologies to Aduro BioTech, Inc., or Aduro. In connection with those agreements, we received preferred shares of Aduro. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. To date we have not received any royalty payments from Aduro pursuant to this agreement. As of September 30, 2014, our ownership in Aduro was less than 1% on a fully diluted basis. Since receiving preferred stock in Aduro, we have carried our investment in Aduro at zero on our condensed consolidated balance sheets.

Fresenius

We pay royalties to Fresenius on INTERCEPT Blood System product sales under certain agreements that arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal Inc., or Fenwal (Fenwal was subsequently acquired by Fresenius in 2012), at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Fresenius has assumed Fenwal’s rights and obligations under those agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

We also paid Fresenius certain costs associated with the manufacture of our platelet and plasma system disposable kits pursuant to our amended manufacturing and supply agreement with Fresenius prior to the November 2013 amendment to such agreement.

In November 2013, we amended the original supply agreement with Fresenius, with the new terms effective January 1, 2014. The amended agreement is referred to in this report as the 2013 Amendment. Under the 2013 Amendment, Fresenius is obligated to sell, and we are obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, we are able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreases in pricing when annual production volumes achieve successive predetermined volumes. In addition, the 2013 Amendment requires us to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits, subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and adsorption media from us at fixed prices. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. In October 2014, Fresenius announced plans to cease manufacturing certain of its non-Cerus product lines and to significantly reduce its workforce at the manufacturing facility at which our products are made. We do not currently have plans to terminate the 2013 Amendment and understand that Fresenius currently plans to continue operating under the2013 Amendment. However, in the event Fresenius refuses or is unable to continue operating under the 2013 Amendment, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Likewise, if we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in- process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

In August 2010, we completed an acquisition of certain assets of BioOne Corporation, or BioOne, including the commercialization rights that both Fresenius and we granted to BioOne for both the platelet and plasma systems for certain Asian countries. Concurrent with the acquisition, Fresenius and we terminated the commercialization rights we and Fresenius granted to BioOne. As a consequence of the termination, and pursuant to a pre-existing agreement with Fresenius, our commercialization rights to the platelet and plasma systems under our 2005 and 2006 agreements with Fresenius became worldwide. As consideration for the acquired BioOne assets, we relinquished all shares we held in BioOne valued at approximately $0.3 million and issued approximately 1.2 million shares of our common stock to BioOne valued at approximately $3.4 million, of which approximately 1.0 million shares were issued at the close of the acquisition on August 24, 2010 and the remaining 0.2 million shares were issued on February 25, 2011. Accordingly, at the acquisition date, we recorded the fair value of the assets acquired, consisting of commercialization rights in Asia of $2.0 million and illuminators of $0.4 million, with the excess of the purchase price over the fair value of the asset acquired recorded as goodwill of $1.3 million. The recognition of goodwill was attributable to the buyer-specific value derived by us as a result of acquiring the commercialization rights in certain Asian countries in order to complete the global commercialization rights for our platelet and plasma systems.

Equity and Debt Agreements

Cantor

We entered into a Controlled Equity Offering SM Sales Agreement, in August 2012, as amended in March 2014, or the Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor as our sales agent (see Liquidity and Capital Resources section below).

Debt Agreements

We entered into a loan and security agreement on September 30, 2011, as amended effective on December 13, 2011, and June 30, 2012, with Comerica Bank (collectively, the “Amended Credit Agreement”). The Amended Credit Agreement provided for a formula-based revolving line of credit (“RLOC”) of up to $7.0 million. At December 31, 2013, we had $3.4 million outstanding under the RLOC, which was repaid in May 2014, and on June 30, 2014, the Amended Credit Agreement expired.

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. The second tranche of $10.0 million, or Term Loan B, is contingent upon the approval, if it occurs, by the FDA of our PMA for either the plasma or platelet system, or the PMA Approval. The availability of Term Loan B expires at the earlier of (i) six months after receiving PMA Approval or (ii) June 30, 2015. The third tranche of $10.0 million, or Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon both (i) obtaining PMA Approval and (ii) our achieving trailing six months’ revenue at a specified threshold, or Revenue Event. Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principle amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2014.

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, warrants, stock-based compensation and income taxes to be critical policies. There have been no changes to our critical accounting policies since we filed our 2013 Annual Report on Form 10-K with the SEC on March 7, 2014. For a description of our critical accounting policies, please refer to our 2013 Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Revenue	$10,362	$10,542	$(180)	(2) %	$ 26,829	$30,425	$(3,596)	(12) %

Product revenue decreased by $0.2 million and $3.6 million during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively, primarily as a result of lower sales volume of our disposable kits and illuminator devices sold to distributors. This decrease is primarily due to transitioning sales efforts in southern Europe from distributors to our direct sales team or other distribution partners. The transition is expected to be complete by the fourth quarter 2014. The transition has negatively impacted the volume of INTERCEPT disposable kit sales as distribution partners sold through their disposable kit inventory.

We anticipate product revenue for both our platelet and plasma systems will increase over the longer-term as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, as the transition in certain territories to new distribution partners or to a direct sales model is completed, and as we obtain regulatory approval in new geographies. For the near-term, we continue to expect that our product revenue will be adversely impacted as we continue to transition one or more key distributors to new distributor partners or to a direct sales model. However, we can provide no assurances that there will not be an adverse impact on future periods as a result of these transitions. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which we are transitioning away from a particular distributor, our reputation and our operating results may be adversely affected. As a result of these and other factors, historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs and to the extent applicable, costs for idle facilities.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Cost of revenue	$5,689	$6,826	$(1,137)	(17) %	$14,598	$17,663	$(3,065)	(17) %

Cost of revenue decreased by $1.1 million and $3.1 million during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively. This decrease was primarily the result of lower sales volumes of our disposable kits and illuminator devices sold to distributors. Also contributing to the decrease were lower scrap charges taken for certain components during the three and nine months ended September 30, 2014, when compared to the same periods in 2013. We anticipate our cost of revenue will increase over the long-term as a result of anticipated increased sales.

Our realized gross margins were 45% during the three months ended September 30, 2014, up from 35% during the three months ended September 30, 2013. Our realized gross margins on product sales were 46% during the nine months ended September 30, 2014, up from 42% during the nine months ended September 30, 2013.

Changes in our gross margins are affected by various factors, including manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their purchase commitments. We may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates or delays in manufacturing products. Our gross margins may be impacted in the future if any of these occur.

We expect to maintain inventories at a level sufficient to meet forecasted demand for a relatively short time period and to a lesser extent to ensure we are able to supply customers in the event that any unforeseen manufacturing delays impact production of our products. Our 2013 Amendment with Fresenius fixes pricing based on certain specified annual production levels. We expect the revised terms in the 2013 Amendment with Fresenius will continue to provide stable and declining annual per unit cost of goods sold if we are able to increase the number of units that we procure from them and ultimately sell; however, actual manufacturing levels may differ from our expectations.

Research and Development Expenses

Our research and development expenses include salaries and related expenses for our scientific personnel, non-cash stock based compensation, payments to consultants, costs to prepare and conduct preclinical and clinical trials, third-party costs for development activities, certain regulatory costs, costs associated with our facility-related infrastructure, and laboratory chemicals and supplies.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Research and development	$7,250	$4,363	$2,887	66%	$16,614	$10,569	$6,045	57%

Research and development expenses increased $2.9 million and $6.0 million during the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, due to an increased focus on the clinical trials for our red blood cell system and activities associated with pursuing FDA approval for the platelet and plasma systems in the United States of America.

We anticipate our research and development spending will continue to increase over the near term as we continue our chronic Phase III clinical trials for the red blood cell system in Europe. In addition, we plan to perform two studies in the United States of America under IDEs, which will result in further increased research and development spending. We also expect to incur increasing costs associated with our pursuit of regulatory approval for our products in the United States of America, including additional research and development that may be required in connection with our modular PMA submissions to the FDA for our platelet and plasma systems, as well as potential post-marketing studies if requested by the FDA. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, rigorous and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A— Risk Factors “ in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including certain countries in Europe, the Commonwealth of Independent States (“CIS”) and the Middle East, expenses for accounting, tax, internal control, legal, facilities, infrastructure related expenses, and insurance premiums.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Selling, general and administrative	$8,724	$7,728	$996	13%	$27,040	$22,535	$4,505	20%

Selling, general, and administrative expenses increased by $1.0 million and $4.5 million during the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, primarily due to increased spending related to general corporate services, including, higher stock-based compensation charges and higher workforce costs as we continue to hire commercial resources for potential U.S. commercialization efforts for the platelet and plasma systems.

We anticipate our selling, general and administrative expenses will increase as we continue to on-board resources, develop marketing plans and prepare for a potential commercial launch of our plasma and platelet systems in the United States of America. The anticipated increase in our selling, general, and administrative costs will not be fully realized unless we can successfully complete the PMA process and commercialize one or both of the plasma and platelet systems in the United States of America. In addition, we expect additional increases to our selling, general and administrative costs as a result of adding additional resources to assist with our commercialization efforts in those distributor territories that transition to a direct sales model in connection with the strategic changes we commenced in the first three quarters of 2014.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Amortization of intangible assets	$50	$50	$ 0	0%	$151	$151	$0	0%

Amortization of intangible assets remained flat during the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.

Non-Operating Expense, net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2014	2013	Change		2014	2013	Change
Gain (loss) from revaluation of warrant liability	$1,738	$(12,416)	$14,154	(114) %	$14,263	$(16,803)	$31,066	(185) %
Foreign exchange (loss) gain	(941)	409	(1,350)	(330) %	(945)	198	(1,143)	(577) %
Interest expense	(342)	(41)	(301)	734%	(676)	(279)	(397)	142%
Other income, net	145	32	113	353%	449	65	384	591%

Total non-operating gain (expense), net	$600	$(12,016)	$12,616	(105) %	$13,091	$(16,819)	$29,910	(178) %

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. During the three months ended September 30, 2014, all 2.4 million warrants issued in August 2009 were exercised and were no longer outstanding. The fair value of the 2010 outstanding warrants is classified as a liability on the condensed consolidated balance sheets and is adjusted to estimated fair value at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions that require this treatment. Upon the exercise or modification to remove the provisions that require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods.

We recognized a $1.7 million non-cash gain from the revaluation of the warrant liability during the three months ended September 30, 2014, compared to a non-cash charge of $12.4 million during the three months ended September 30, 2013, and a $14.3 million non-cash gain during the nine months ended September 30, 2014, compared to a non-cash charge of $16.8 million during the same period ended September 30, 2013. The $31.1 million change year over year for the nine month period ended September 30 is primarily due to the change in our underlying stock price and the exercise of warrants during the current year.

Foreign exchange loss

Foreign exchange loss increased by $1.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively, which was primarily attributable to unfavorable foreign currency variations over that time period between the Euro and U.S. dollar, our functional currency.

Interest expense

Interest expense increased by $0.3 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement, which commenced on June 30, 2014, compared to the credit facility that was outstanding in the prior periods.

Other income, net

Other income, net increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively, primarily as a result of higher investment balances during 2014.

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

Provision for Income Taxes

For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes primarily consisted of a provision for foreign taxes. In the three months ended September 30, 2014 and 2013, we recorded a provision for income taxes of $0.01 million and $0.06 million, respectively. In the nine months ended September 30, 2014 and 2013, we recorded a provision for income taxes of $0.1 million and $0.2 million, respectively. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continued to be subject to a full valuation allowance as of September 30, 2014.

As of September 30, 2014, there had been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public offerings of equity securities, the incurrence of debt obligations, and contributions from product sales.

At September 30, 2014, we had cash and cash equivalents of $22.3 million and total indebtedness of $10.0 million. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale securities. Excess cash is typically invested in highly liquid instruments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. We had $25.2 million of short-term investments at September 30, 2014, which combined with our cash and cash equivalents totaled $47.6 million.

Operating Activities

Net cash used in operating activities was $31.2 million for the nine months ended September 30, 2014, compared to $20.1 million during the nine months ended September 30, 2013. The increase in net cash used in operating activities was primarily related to the level of cash spent for PMA submission processes, development activities for our red blood cell program and illuminators, preparation for a potential U.S. commercial launch of our platelet and plasma systems, and operations during the nine months ended September 30, 2014, relative to the corresponding period in the prior year. Additionally, we spent more paying down accrued liabilities and acquiring other assets during the nine months ended September 30, 2014, relative to the same period in 2013.

Investing Activities

Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2014, compared to cash used in investing activities of $29.6 million during the nine months ended September 30, 2013. This change was primarily the result of greater purchases period over period offset by greater maturities of investments during the nine months ended September 30, 2014, in short-term available-for-sale corporate debt securities and United States government agency securities. The change was partially offset by increases in capital expenditures during the nine months ended September 30, 2014, relative to the same period in the preceding year.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 was $23.5 million compared to $47.4 million during the nine months ended September 30, 2013. The decrease in financing activities was primarily due to proceeds received during the three and nine months ended September 30, 2013, from our common stock issuances relative to the same period in 2014. The overall decrease was partially offset by increased proceeds from the exercise of warrants and stock options of $9.7 million and increased borrowings of $7.8 million in 2014.

Working Capital

Working capital increased to $51.5 million at September 30, 2014, from $38.7 million at December 31, 2013, primarily due to decreases in the liability for outstanding warrants. This was partially offset by lower balances in cash and investments, which was substantially the result of cash used in operations, including and payment of accounts payables and accrued liabilities outstanding at year end, and increases in our inventories, prepaid assets, other current assets and accounts receivables due to timing of cash collection from our customers. We further expect that the transition to a Cerus direct sales model in certain distributor territories will negatively impact working capital in the near-term primarily due to the longer periods for cash collection from direct sales customers when compared to timing of cash collection from our former distribution partners.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with planning, enrolling and completing the proposed studies under our IDEs, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, including our two European Phase III and close-out costs associated with our U.S. Phase II clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. Apart from the proposed studies under our IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

The offering of common stock pursuant to the Cantor Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Agreement and (2) termination of the Cantor Agreement. The Cantor Agreement may be terminated by Cantor or us at any time upon 10 days notice to the other party, or by Cantor at any time in certain circumstances, including our undergoing a material adverse change. We pay Cantor 2% of the gross proceeds of the sales price per share of any common stock sold through Cantor under the Cantor Agreement. During the year ended December 31, 2013, we sold an aggregate of approximately 5.4 million shares of our common stock under the Cantor Agreement for aggregate net proceeds of $23.5 million. During the nine months ended September 30, 2014, 1.7 million shares of our common stock were sold under the Cantor Agreement for aggregate proceeds of $7.1 million. At September 30, 2014, we had approximately $34.4 million of common stock available to be sold under the Cantor Agreement, subject to the continued effectiveness of our shelf registration statement referred to below or an effective replacement registration statement.

In December 2011, we filed a shelf registration statement on Form S-3 to offer and sell up to $150.0 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the Cantor Agreement and our prior at-the-market issuance sales agreement with MLV & Co. LLC that expired in June 2014. The registration statement was declared effective in January 2012 and expires in January 2015. In August 2014, we filed a new shelf registration statement on Form S-3 to offer and sell up to $250.0 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the Cantor Agreement following the anticipated effectiveness of the new shelf registration statement.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Commitments

The following summarizes our contractual commitments at September 30, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$4,151	$4,101	$50	$0	$0
Operating leases	3,598	1,091	1,334	1,084	89
Other commitments	1,301	703	287	287	24
Debt	12,864	695	5,821	6,348	0

Total contractual obligations	$21,914	$6,590	$7,492	$7,719	$113

Purchase commitments

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers and supply to Fresenius for use in manufacturing finished INTERCEPT disposable kits.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments if those renewal options are exercised. Our lease payments have increased as we exercised a ten year extension option on December 10, 2009 to extend the term of our lease in Concord, California for our headquarters and exercised a five year extension option in January 2012, to extend the term of our lease in Amersfoort, The Netherlands for an additional five years following the original lease expiration of January 2013. However, we have the right to early terminate our Amersfoort lease, which may occur as early as February 2016, respectively. In June 2013, we executed a new two year lease for additional space in Concord, California. The term of this new lease commenced on August 1, 2013 and continues for two years with four (4) two -year options for us to renew. The lease obligates the Company to make rent payments for the remaining three months of 2014 of approximately $39,000 and rent payments for 2015 of approximately $90,000.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective lease under which such improvements were made. At September 30, 2014, we had an outstanding liability of $0.6 million related to these leasehold improvements.

Our agreements with Fresenius require us to pay royalties on sales of the INTERCEPT Blood System at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Such royalties are calculated based on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred.

In June 2014, we terminated the distribution agreement with one of our distributors in certain countries and entered into an agreement to provide for specific post-termination obligations, or the Transition Agreement. The Transition Agreement expires September 30, 2014. At September 30, 2014, we reserved for the repurchase of spare parts at the price originally paid by the distributor and 2,000 INTERCEPT disposable kits purchased by the distributor during the third quarter of 2014. These future payments are not included in the table above. We are also required to pay this former distributor a fee of €10 per disposable kit for platelet systems sold to any customer in certain countries through April 1, 2018, subject to a maximum payment of €3 million. As this former distributor will remain as a customer in other countries, any fees paid to the former distributor related to INTERCEPT disposable kits will be offset against the revenue associated with the sale of INTERCEPT disposable kits in these territories. These future payments are not included in the table above.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. The second tranche of $10.0 million, Term Loan B, is contingent upon obtaining a PMA Approval. The availability of Term Loan B expires at the earlier of (i) six months after receiving PMA Approval or (ii) June 30, 2015. The third tranche of $10.0 million, Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon both (i) obtaining a PMA Approval and (ii) our achieving the Revenue Event. Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principle amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. We paid the lender a $0.2 million commitment fee related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and is being amortized to interest expense using the effective interest method over the life of the Term Loans. In addition, we paid $0.1 million of the lender legal fees, which are capitalized in prepaid expenses on our condensed consolidated balance sheets and is being recognized using the effective interest method over the life of the Term Loans. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2014. We pledged all current and future assets, excluding its intellectual property and 35% of our investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principle and interest payments related to Term Loan have been included in the table above.

Because our ability to access any additional term loans under the loan and security agreement is conditioned upon achieving PMA Approval and the Revenue Event, as applicable, we could be precluded from accessing any additional capital under the loan and security agreement, which could adversely affect our liquidity. In addition, irrespective of our ability to meet the conditions required to access any additional term loans, before we borrow any additional funds under the loan and security agreement we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and United States government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended September 30, 2014 or the year ended December 31, 2013. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. We are assessing the potential effects of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for us in fiscal year 2016. Early adoption is permitted. We are currently assessing the future impact of this ASU to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting. Except for the implementation of a new enterprise resource planning, or ERP system, there was no change in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or efficacy.

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

We have recently submitted a clinical study protocol under a compassionate use investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE if accepted by the FDA, would be limited to inactivation claims that rely on existing clinical data that we have regarding inactivation of certain pathogens in donated plasma and we do not have nor do we plan to obtain any additional clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore will not know the effectiveness of INTERCEPT to inactivate the Ebola virus. This may negatively impact a customer’s desire to adopt INTERCEPT in those countries where addressing the Ebola virus outbreak is the primary concern.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even if our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these large customers could significantly delay or even diminish potential product revenue in those geographies. The market for pathogen inactivation systems in the United States of America is highly concentrated and dominated by a small number of blood collection organizations. Should we receive PMA approval for our products in the United States of America, there may be an extended period during which some potential customers may first choose to validate our technology or run studies themselves before deciding to adopt the system for commercial use which may never occur.

Similarly, there is no guarantee that the American Red Cross will continue to use our products commercially following its participation in our IDE study to treat platelet donations in Puerto Rico, even if we successfully complete such a study. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from market requirements. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers. Decisions on product adoption in England are centralized with the National Blood Service and we understand that the National Blood Service has implemented bacterial detection testing for platelets without first considering pathogen inactivation. The Japanese Red Cross controls a significant majority of blood transfusions in Japan and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen inactivation of blood over a number of years and has yet to make a formal determination to adopt any pathogen inactivation approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes, which may not be economically or technologically feasible for us to accomplish.

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems are not approved in the United States of America or in many other countries around the world. The red blood cell system is in the clinical development stage and may never emerge from the clinical development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support and administer the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to incur additional research and development costs associated with our pursuit of the PMA applications for and the IDE studies of our platelet and plasma systems, with planning, enrolling and completing the proposed studies under our accepted and proposed IDEs, with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, and with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, which costs could be substantial and could extend the period during which we expect to operate at a loss.

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

If our product candidates receive approval for commercial sale in the United States of America, the FDA will require one or more post-marketing clinical studies, which could involve significant expense and may require us to secure adequate funding to complete. Other regulatory authorities outside of the United States of America may also require such post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

We completed a Phase III clinical trial of the platelet system in the United States of America in March 2001 and a supplemental analysis of data from this trial in 2005. We submitted this information along with other supportive clinical data to the FDA. Although FDA has indicated that no prospective Phase III clinical trials are required at this time, the FDA may require us to complete additional Phase III clinical trials before approval would be granted. If additional Phase III clinical trials are required for approval, we will likely only initiate such trials if adequate funding can be secured. We have limited experience with the modular PMA process and may encounter unanticipated difficulties complying with the requested timing for submitting a response to the FDA’s questions. Such difficulties could affect our ability to complete the PMA process successfully or to achieve on FDA approval decision in the anticipated timeframes that we expect. Should significant questions arise during the submission process or if we are required to conduct additional clinical trials to support our PMA submission, approval may take a significant period of time to obtain, if ever. In addition, we have submitted and received approval from the FDA for an expanded use IDE to conduct a study using INTERCEPT to treat platelet donations in areas of the United States of America that are currently experiencing outbreaks of the chikungunya and dengue viruses. Planning, execution and completion of this study will result in additional costs, and will require attention and resources from our clinical, regulatory and management teams, which may result in a distraction from the ongoing PMA process and other regulatory and clinical programs. Although we have received approval from the FDA for an expanded use IDE, and have proposed a separate compassionate use IDE for the plasma system, this is not an indication that our PMAs for the platelet or plasma systems will be approved and does not otherwise increase the likelihood that either of our PMAs will be approved by the FDA.

Plasma System

In 2006, we obtained a CE mark approval (extended in 2011) from European Union regulators for our plasma system and final French approval of INTERCEPT-treated plasma in May 2007. Swissmedic approved INTERCEPT-treated plasma in September 2010. In February 2011, the first approval for use of INTERCEPT-treated plasma was obtained from the Paul Ehrlich Institute by a blood center in Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. We have filed our modular PMA for the plasma system with the FDA and the agency is now substantively reviewing the submission and may audit us, clinical sites or manufacturing facilities that produce our product. The substantive review period, which is initially scheduled to last 180 days, can be suspended if and when major deficiencies are identified. Once the FDA receives the applicant’s responses to any major deficiency letter, it has 90 days to review the responses and determine whether or not the applicant’s responses address the deficiencies satisfactorily. Only then will the 180 days substantive review be resumed. We will not receive an approval decision from the FDA until the substantive review is complete and we cannot predict the timing or outcome of the decision. Should we have difficulties answering or remediating any deficiency letters or if we are required to conduct additional clinical trials to support our PMA submission, approval may take a significant period of time to obtain, if ever. In addition, any responses, correspondence, rejections or approvals that we may receive in connection with the platelet PMA process would not be indicative or dispositive of the status of the approval process for the plasma PMA.

Although we have completed Phase III clinical trials in various patient populations and have submitted supplemental data collected in commercial use in Europe, the FDA may require us to complete additional Phase III clinical trials, before approval would be granted. The FDA may also limit the particular indications or uses for our plasma system if they believe that our clinical data is insufficient for broader usage or if the collection and storage methods supporting our clinical data are considered to be incompatible with broad usage. Should the FDA require us to complete any additional clinical trials, our willingness and ability to conduct and complete any additional clinical trials of the plasma system to support approval in the United States of America would be subject to our ability to generate sufficient cash flows from our operations or obtain adequate funding from external sources before we would initiate any such trials. In addition, we have recently submitted a study protocol for a compassionate use IDE to treat plasma derived from convalesced patients that were previously infected with the Ebola virus. The planning, and if the IDE is approved by the FDA, the execution and completion of this study, will result in additional costs, and will require attention from our clinical, regulatory and management teams which may result in a distraction from the ongoing PMA process and other regulatory and clinical programs. In the event that the FDA approves our proposed compassionate use IDE, this would not be an indication that our PMA for the plasma system will be approved and does not otherwise increase the likelihood that our PMA for the plasma system will be approved by the FDA.

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

The FDA has required that we successfully complete an additional Phase II recovery and survival study, which we are currently closing out, prior to reaching agreement on any Phase III clinical trial protocol which we would likely need to successfully conduct and complete before the FDA would consider our red blood cell product for approval. Significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of a potential Phase III clinical trial. There can be no assurance that we will be able to successfully satisfy any such prerequisites, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase III clinical trial.

We have completed enrolling patients in our European Phase III clinical trial of our red blood cell system for acute anemia patients. Separately, we are enrolling patients in another Phase III clinical trial of our red blood cell system for chronic anemia patients. Such studies, including the studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a number of years, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe if the results are positive, a successful outcome with potentially more safety data in the Phase III chronic anemia clinical trial would also be required for our red blood cell system to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. We will also need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe or the United States of America. Many of these activities will require capital beyond that which we currently have, and we will be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we continue to experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential customers may object to working with a potent chemical, like S-303, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In addition, although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries.

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013, we experienced weaker than expected growth due to declining performance by certain of our distributors. We have recently transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors. Because these are new distribution partners who have limited experience marketing and selling our products, we cannot be certain that these new distribution partners will perform better than their predecessors. In other territories, we are transitioning to a Cerus direct sales model which we expect to complete in the fourth quarter of 2014. We believe this transition will provide us with better visibility into and control of sales execution. Implementing such changes has negatively impacted the volume of INTERCEPT disposable kit sales as distribution partners sell through their disposable kit inventory and may continue to negatively impact the volume of INTERCEPT disposable kit sales in future periods. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. Doing so may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we will likely incur additional expense and our working capital will likely be negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

In November 2013, we amended our manufacturing and supply agreement with Fresenius with the new terms effective January 1, 2014. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, we are able to purchase additional quantities of disposable kits from other third-party manufactures. The amended terms also provide for fixed pricing for finished kits with successive decreases in pricing at certain annual production volumes. In addition, the amendment requires us to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits, subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and compound adsorption devices from us at fixed prices. The term of the amended manufacturing and supply agreement with Fresenius extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits which would harm our business. In October, 2014, Fresenius announced plans to cease manufacturing certain of its non-Cerus product lines and to significantly reduce its workforce at the manufacturing facility at which our products are made. Disruptions to our supply chain as a result of any potential ensuing protests, strikes or other work-stoppages would be detrimental to our business and operating results. We do not currently have plans to terminate our amended agreement with Fresenius and understand that Fresenius currently plans to continue operating under the amended agreement. However, in the event Fresenius refuses or is unable to continue operating under the amended agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

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

Our supply agreement with Porex was amended in November 2012 and now expires on December 31, 2014. Porex is our sole supplier for such components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We entered into an amended and restated supply agreement with Purolite in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, extends through September 2015 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Although we are actively evaluating alternate suppliers for certain of our products and components, we do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. Identification and qualification of alternate suppliers will be time consuming and costly. If we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, manufacturing overhead variances or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to migrate supply disruptions. We will need to destroy or consume the outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs or reduced gross margins.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States of America and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States of America. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, many of our customers combine multiple plasma components from whole blood donations before treating the combined product with INTERCEPT. Grifols makes such a product (Plasmix). Customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products, including those sold by Grifols, not provide access to the products allowing for the combination of multiple components. Should Fresenius, MacoPharma, or Grifols fail to obtain or maintain regulatory approval for InterSol, SSP+, or Plasmix, respectively, or if any should decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired. In addition, we may be required to produce and demonstrate additional acceptable data for usage of the INTERCEPT Blood System with various combinations of collection platforms and storage solutions before we could receive regulatory approval from the FDA and elsewhere.

In order to address the entire market in the United States of America, Japan, and potentially elsewhere, we would need to develop and test additional configurations of the platelet system. For example, in the United States of America, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States of America are collected by apheresis, thougha significant minority are prepared from pooled random donor platelets derived from whole blood collections. In order to gain regulatory approvals for a pathogen inactivation system compatible with random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. These development activities would increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, costs associated with the modular PMA submission process for both the platelet and plasma systems, costs associated with planning, enrolling and completing the proposed studies under our accepted and proposed IDEs, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States of America, including our two European Phase III and close-out costs associated with our U.S. Phase II clinical trials for the red blood cell system, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as to collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that cash received from product sales, our available cash and cash equivalents and short-term investments will be sufficient to meet our capital requirements for at least the next twelve months. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. Apart from the proposed studies under our IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance provides for up to $30.0 million in term loans due on June 1, 2019, of which $10.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiaries, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access any additional term loans under the loan and security agreement is subject to certain conditions, including our obtaining approval of our PMA for either the platelet or plasma system and achieving certain revenue thresholds, which conditions we may not be able to meet, which could preclude our ability to access any additional capital under the loan and security agreement and could adversely affect our liquidity. In addition, irrespective of our ability to meet the conditions required to access any additional term loans before we borrow any additional funds under the loan and security agreement we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed , which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

Adjustments to Diluted Loss Per share Subsequent to Earnings Release

On November 4, 2014, the Company filed a Current Report on Form 8-K in which it announced financial results for the three and nine months ended September 30, 2014. Since that date, the Company revised its calculation of the impact of certain warrant exercises on the diluted net loss per share. This resulted in an increase to the diluted net loss per share by $0.01 per share for each of the three and nine months ended September 30, 2014, to $0.16 and $0.44, respectively. There was no impact to the Company’s overall net loss or basic net loss per share.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6) 4.5 (7)	Form of 2009 Warrant to Purchase Common Stock. Form of 2010 Warrant to Purchase Common Stock.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

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

CERUS CORPORATION

Date: November 7, 2014	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.4 (6)	Form of 2009 Warrant to Purchase Common Stock.

4.5 (7)	Form of 2010 Warrant to Purchase Common Stock.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 20, 2009.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

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