Form 10-Q
period 2015-03-31
CERUS CORP
filed 2015-05-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, there were 95,371,010 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2015	2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,934	$22,781
Short-term investments	93,959	28,513
Accounts receivable	5,153	5,493
Inventories	16,109	14,956
Prepaid expenses	1,331	1,210
Other current assets	1,933	1,932

Total current assets	136,419	74,885
Non-current assets:
Property and equipment, net	3,797	3,781
Goodwill	1,316	1,316
Intangible assets, net	1,092	1,142
Restricted cash	461	508
Other assets	140	144

Total assets	$143,225	$81,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,510	$9,882
Accrued liabilities	7,104	8,444
Deferred revenue - current	370	376
Debt - current	591	0
Warrant liability	4,189	10,485

Total current liabilities	22,764	29,187
Non-current liabilities:
Debt - non-current	9,292	9,872
Deferred income taxes	116	115
Other non-current liabilities	1,116	1,081

Total liabilities	33,288	40,255

Commitments and contingencies
Stockholders’ equity:
Common stock	95	80
Additional paid-in capital	661,258	583,416
Accumulated other comprehensive loss	(12)	(31)
Accumulated deficit	(551,404)	(541,944)

Total stockholders’ equity	109,937	41,521

Total liabilities and stockholders’ equity	$143,225	$81,776

(1)	The financial information in this column was derived from audited financial statements included in the Company’s 2014 Annual Report on Form 10-K.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$7,692	$7,866
Cost of revenue	4,714	4,157

Gross profit on revenue	2,978	3,709

Operating expenses:
Research and development	5,581	4,642
Selling, general and administrative	11,718	8,236
Amortization of intangible assets	50	50

Total operating expenses	17,349	12,928

Loss from operations	(14,371)	(9,219)

Non-operating income (expense), net:
Gain from revaluation of warrant liability	6,296	9,034
Foreign exchange (loss) gain	(1,113)	21
Interest expense	(255)	(50)
Other income, net	2	27

Total non-operating income (expense), net	4,930	9,032

Loss before income taxes	(9,441)	(187)
Provision for income taxes	19	38

Net loss	$(9,460)	$(225)

Net loss per share:
Basic	$(0.10)	$(0.00)
Diluted	$(0.17)	$(0.12)
Weighted average shares outstanding used in the calculation of net loss per share:
Basic	93,411	72,088
Diluted	94,662	75,158

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(9,460)	$(225)
Other comprehensive gain	19	0

Comprehensive loss	$(9,441)	$(225)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(9,460)	$(225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	325
Stock-based compensation	1,474	946
Changes in revaluation of warrant liability	(6,296)	(9,034)
Non-cash interest expense	64	0
Deferred income taxes	1	6
Changes in operating assets and liabilities:
Accounts receivable	340	1,182
Inventories	(1,220)	1,117
Other assets	(116)	(764)
Accounts payable	484	(2,181)
Accrued liabilities	(1,488)	(1,295)
Deferred revenue	23	98

Net cash used in operating activities	(15,751)	(9,825)
Investing activities
Capital expenditures	(59)	(839)
Purchases of investments	(69,982)	(460)
Proceds from maturities of investments	4,400	4,300
Restricted cash	47	0

Net cash provided by (used in) investing activities	(65,594)	3,001
Financing activities
Net proceeds from equity incentive plans	999	1,425
Net proceeds from public offering	75,527	31
Repayment of debt	(28)	(125)

Net cash provided by financing activities	76,498	1,331

Net increase in cash and cash equivalents	(4,847)	(5,493)
Cash and cash equivalents, beginning of period	22,781	29,485

Cash and cash equivalents, end of period	$17,934	$23,992

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which were included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 16, 2015. The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from the Company’s audited consolidated financial statements as of that date.

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

Reclassifications

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentations. Previously the Company had presented the amortization of premium and accretion of any discount resulting from the purchase of fixed income securities as a component of “Interest expense” on the unaudited condensed consolidated statements of operations. The Company has reclassified approximately $0.1 million of the amortization of premium resulting from the purchase of fixed income securities as a component of “Other income, net” on the unaudited condensed consolidated statements of operations. This reclassification had no impact on net loss, total assets or total stockholders’ equity.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s source of revenues for the three months ended March 31, 2015 and 2014 was product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities and are designated as available-for-sale and classified as short-term investments, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available- for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The cost of securities sold was based on the specific identification method. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s unaudited condensed consolidated balance sheets. The Company also has certain non-US dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2015, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

Concentrations of credit risk with respect to trade receivables exist. On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company establishes an allowance for doubtful accounts against the accounts receivable on its unaudited condensed consolidated balance sheets and records a charge on its unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses. At March 31, 2015 and December 31, 2014, the Company had not recorded any reserves for potentially uncollectible accounts.

The Company had one customer that accounted for more than 10% of the Company’s outstanding trade receivables at both March 31, 2015, and December 31, 2014. This customer cumulatively represented approximately 27% and 36% of the Company’s outstanding trade receivables at March 31, 2015, and December 31, 2014, respectively. To date, the Company has not experienced collection difficulties from this customer.

Inventories

At March 31, 2015, and December 31, 2014, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems disposable kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured before being sold to and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2015 and December 31, 2014, the Company classified its work-in-process inventory as a current asset on its unaudited condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s unaudited condensed consolidated statements of operations. At both March 31, 2015, and December 31, 2014, the Company had $0.1 million, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense as incurred. During the three months ended March 31, 2015, the Company did not capitalize any software costs. Capitalized software costs associated with the enterprise resource planning system are being amortized over the estimated useful life of five years.

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

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s unaudited condensed consolidated statements of operations. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one segment and has one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2015, and 2014.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in United States dollars using historical exchange rates. Revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s unaudited condensed consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

For stock-based awards issued to non-employees, the Company follows ASC Topic 505-50, “Equity Based Payment to Non-Employees” and considers the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee stock-based awards in its unaudited condensed consolidated statements of operations.

See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expenses.

Warrant Liability

In August 2009 and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. In August 2014, all of the outstanding August 2009 warrants were exercised in full. The Company classifies warrants outstanding on the reporting date as a liability on its unaudited condensed consolidated balance sheets as the warrants contain certain material terms which require the Company to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants in connection with certain change of control transactions. In addition, the Company may also be required to pay cash to a warrant holder under certain circumstances if the Company is unable to timely deliver the shares acquired upon warrant exercise to such holder.

The fair value of outstanding warrants is calculated using the Black-Scholes model and was adjusted accordingly at December 31, 2014, and March 31, 2015.

Changes resulting from the revaluation of warrants to fair value are recorded in “Revaluation of warrant liability” on the unaudited condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s unaudited condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s tax years 2010 through 2014 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and warrants, which are calculated using the treasury stock method. Diluted net loss per share also gives effect to potential adjustments to the numerator for changes resulting from the revaluation of warrants to fair value for the period, even if the Company is in a net loss position, if the effect would result in more dilution.

Certain potential dilutive securities were excluded from the dilution calculation for the three months ended March 31, 2015, and 2014, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(9,460)	$(225)
Effect of revaluation of warrant liability	(6,296)	(9,034)

Adjusted net loss used for diluted calculation	$(15,756)	$(9,259)

Denominator:
Basic weighted average number of shares outstanding	93,411	72,088
Effect of dilutive potential shares	1,251	3,070

Diluted weighted average number of shares outstanding	94,662	75,158

Net loss per share:
Basic	$(0.10)	$(0.00)
Diluted	$(0.17)	$(0.12)

The table below presents shares underlying stock options and employee stock purchase plan rights that are excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2015 and 2014 (shares in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted average number of anti-dilutive potential shares	13,439	16,901

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims are probable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims and does not carry a warranty claim liability at March 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities of such instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt also approximates its carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s available-for-sale securities related to corporate debt and United States government agency securities. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, which include its warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Notes 2 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date for the Company will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. The Company has not selected a transition method and is currently assessing the potential effects of this ASU on its unaudited condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2015 the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset, a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$5,512	$5,512	$0	$0
Corporate debt securities (2)	20,552	0	20,552	0
United States government agency securities (2)	73,407	0	73,407	0

Total financial assets	$99,471	$5,512	$93,959	$0

Warrant liability (3)	$4,189	$0	$0	$4,189

Total financial liabilities	$4,189	$0	$0	$4,189

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(3)	Included in current liabilities on the Company’s unaudited condensed consolidated balance sheets.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$3,912	$3,912	$0	$0
Corporate debt securities (2)	26,088	0	26,088	0
United States government agency securities (2)	3,426	0	3,426	0

Total financial assets	$33,426	$3,912	$29,514	$0

Warrant liability (3)	$10,485	$0	$0	$10,485

Total financial liabilities	$10,485	$0	$0	$10,485

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheets.
(2)	Included in short-term investments on the Company’s consolidated balance sheets, except for approximately $1.0 million of corporate debt securities that are included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Included in current liabilities on the Company’s consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2014 to March 31, 2015 was as follows (in thousands):

Balance at December 31, 2014	$10,485
Decrease in fair value of warrants	(6,296)

Balance at March 31, 2015	$4,189

See Notes 1 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2015 or the year ended December 31, 2014.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2015 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$5,512	$0	$0	$5,512
United States government agency securities	73,412	1	(6)	73,407
Corporate debt securities	20,559	3	(10)	20,552

Total available-for-sale securities	$99,483	$4	$(16)	$99,471

The following is a summary of available-for-sale securities at December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Loss	Fair Value
Money market funds	$3,912	$0	$3,912
United States government agency securities	3,427	(1)	3,426
Corporate debt securities	26,118	(30)	26,088

Total available-for-sale securities	$33,457	$(31)	$33,426

Available-for-sale securities at March 31, 2015 and December 31, 2014, consisted of the following by original contractual maturity (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$99,483	$99,471	$27,752	$27,727
Greater than one year and less than five years	0	0	5,705	5,699

Total available-for-sale securities	$99,483	$99,471	$33,457	$33,426

As of March 31, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses.

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three months ended March 31, 2015 and 2014. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2015 and 2014.

Note 4. Inventories

Inventories at March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Work-in-process	$2,987	$2,222
Finished goods	13,122	12,734

Total inventories	$16,109	$14,956

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three months ended March 31, 2015, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2015, unless indicators of impairment are identified prior to that date. As of March 31, 2015, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at March 31, 2015 (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(925)	$1,092

Total intangible assets	$2,017	$(925)	$1,092

The following is a summary of intangible assets, net at December 31, 2014 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(875)	$1,142

Total intangible assets	$2,017	$(875)	$1,142

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, there were no impairment charges recognized related to the acquired intangible assets.

At March 31, 2015, the expected annual amortization expense of the intangible assets, net is $0.15 million for the remaining nine months of 2015, $0.2 million annually beginning with the year ending December 31, 2016 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

The Company maintains an investment in Aduro Biotech, Inc. (“Aduro”) carried under the cost basis of accounting and historically carried at zero on its unaudited condensed consolidated balance sheets. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, trading under the ticker ADRO. At the time of Aduro’s initial public offering, the Company’s preferred shares in Aduro converted to 396,700 shares of common stock. The initial public offering price was $17 per share. The Company continues to carry its investment at zero on its unaudited condensed consolidated balance sheets at March 31, 2015. Given the fact that the security is a marketable equity security as of the initial public offering, the Company will be evaluating the subsequent accounting for this security in future quarters.

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued compensation and related costs	$2,418	$3,951
Accrued professional services	3,364	2,123
Accrued inventory costs	11	870
Accrued customer costs and deposits	508	385
Accrued insurance premiums	142	264
Other accrued expenses	661	851

Total accrued liabilities	$7,104	$8,444

Note 8. Debt

Debt at March 31, 2015, consisted of the following (in thousands):

	March 31, 2015
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$(117)	$9,883
Less: debt - current	(637)	46	(591)

Debt - non-current	$9,363	$(71)	$9,292

Debt at December 31, 2014, consisted of the following (in thousands):

	December 31, 2014
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$(128)	$9,872
Less: debt - current	0	0	0

Debt - non-current	$10,000	$(128)	$9,872

Principal and interest payments on debt at March 31, 2015, are expected to be as follows * (in thousands):

Year ended December 31,	Principal	Interest	Total
2015	$0	$522	$522
2016	2,614	613	3,227
2017	2,802	425	3,227
2018	3,003	224	3,227
2019	1,581	733	2,314

Total	$10,000	$2,517	$12,517

*	Unless interest only period extends to December 31, 2016, as described below.

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was contingent upon the approval, by the U.S. Food and Drug Administration (“FDA”) of the Company’s premarket approval application for either the plasma or platelet system (the “PMA Approval”), which occurred in December 2014. The availability of Term Loan B expires on June 15, 2015. The third tranche of $10.0 million (“Term Loan C”) will be available from July 1, 2015 through December 31, 2015, contingent upon the Company achieving trailing six months’ revenue at a specified threshold (the “Revenue Event”). Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at March 31, 2015.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. In June 2013, the Company entered into a new lease for additional space in Concord. The lease has a two year initial term with four (4) two year options for the Company to renew, the first of which the Company exercised in March 2015 and obligates the Company to make rent payments for the remaining nine months of 2015 of $121,136 and $172,592 and $105,056 in 2016 and 2017, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its unaudited condensed consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements at one of its facilities in Concord, California. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the lease. If the Company exercises its right to early terminate the Concord, California lease under which such improvements were made, which may occur at any time hereafter, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2015, the Company had an outstanding liability of $0.6 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.5 million was reflected in “Other non-current liabilities” on the Company’s unaudited condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Public Offering of Common Stock

In January 2015, the Company issued 14,636,363 shares of its common stock, par value $0.001 per share, in an underwritten public offering. The price to the public in the offering was $5.50 per share. The estimated net proceeds from this offering were approximately $75.4 million, net of the underwriting discount and other issuance costs totaling $5.1 million.

Common Stock and Associated Warrant Liability

In August 2009, the Company issued warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share (“2009 Warrants”). In August 2014, all outstanding 2009 Warrants were exercised in full.

In November 2010, the Company issued warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share. The warrants issued in November 2010 (“2010 Warrants”) became exercisable on May 15, 2011, and are exercisable for a period of five years from the issue date.

The fair value of the 2009 Warrants and 2010 Warrants was recorded on the unaudited condensed consolidated balance sheets as a liability pursuant to ASC Topic 480-10“Distinguishing Liabilities from Equity” and adjusted to fair value at each financial reporting date thereafter until the earlier of exercise, expiration or modification to remove the provisions which require the warrants to be treated as a liability, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2009 Warrants and 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The fair value of the warrants at March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
2010 Warrants	$4,189	$10,485

The fair value of the Company’s warrants was based on an option valuation model using the following assumptions at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
2010 Warrants:
Expected term (in years)	0.61	0.86
Estimated volatility	58%	55%
Risk-free interest rate	0.14%	0.25%
Expected dividend yield	0%	0%

The Company recorded non-cash gains of $6.3 million and $9.0 million during the three months ended March 31, 2015, and 2014, respectively, in “Gain from Revaluation of warrant liability” on its unaudited condensed consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to calculate the fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase in the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease in the fair value of warrant liability. During the three months ended March 31, 2015, there were no exercises of these warrants.

Sales Agreements

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to an aggregate of $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2014, approximately 4.3 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $18.6 million. During the three months ended March 31, 2015, the Company had no sales of its common stock under the Amended Cantor Agreement. At March 31, 2015, the Company had approximately $22.5 million of common stock available to be sold under the Amended Cantor Agreement.

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. At March 31, 2015, the Company had an aggregate of approximately 16.9 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 14.1 million shares were subject to outstanding options and other stock-based awards, and approximately 2.8 million shares were available for future issuance under the Amended 2008 Plan.

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan is authorized to issue an aggregate of 1,320,500 shares. At March 31, 2015, the Company had 284,130 shares available for future issuance under the Purchase Plan.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2014	11,323	$4.13
Granted	2,870	4.49
Forfeited	(9)	4.62
Expired	(2)	5.71
Exercised	(214)	3.11

Balances at March 31, 2015	13,968	4.22

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and Purchase Plan shares. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, the Company’s expected stock price volatility, the risk-free interest rate and expected dividends. The Company recognizes the grant-date fair value of the stock award as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures.

Stock-based compensation recognized on the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock-based compensation expense by caption:
Research and development	$282	$183
Selling, general and administrative	1,192	762

Total stock-based compensation expense	$1,474	$945

Note 12. Development and License Agreements

Agreements with Fresenius

The Company has certain agreements with Fresenius which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. During both of the three months ended March 31, 2015 and 2014, respectively, the Company made royalty payments to Fresenius of $0.7 million. At March 31, 2015 and December 31, 2014, accrued royalties due to Fresenius were $0.5 million and $0.7 million, respectively.

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

In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius is obligated to sell, and the Company is obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, the Company is able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. In addition, the 2013 Amendment requires the Company to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices. During the three months ended March 31, 2015, the Company sold $0.4 million of such components to Fresenius. The Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying unaudited condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in the Company’s case. The Company and Fresenius each have normal and customary termination rights, including termination for material breach.

The Company made payments to Fresenius of $4.7 million and $4.6 million relating to the manufacturing of the Company’s products during the three months ended March 31, 2015, and 2014, respectively. At March 31, 2015, and December 31, 2014, accrued amounts due to Fresenius were $3.7 million and $5.1 million, respectively, for INTERCEPT disposable kits manufactured. At March 31, 2015, and December 31, 2014, amounts due from Fresenius were $1.4 million and $1.3 million, respectively.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States of America, during the three months ended March 31, 2015 and 2014 (in percentages):

	Three Months Ended
	March 31,
	2015	2014
Etablissement Francais du Sang	26%	23%
Grifols	*	19%

*	Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including our need for additional financing, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products, our ability to achieve market acceptance of our products, our ability to obtain reimbursement, development and testing of additional configurations of our products, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

In December 2014, we received approval of our premarket applications, or PMAs, from the United States Food and Drug Administration, or FDA, for the INTERCEPT Blood System for platelets, and our INTERCEPT Blood System for plasma. The platelet system is approved in the United States for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. The plasma system is approved in the United States for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

We also submitted and received approval from the FDA for a Phase I clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and have recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE is limited to pathogen reduction claims that rely on existing clinical data that we have regarding reduction of certain pathogens in donated plasma, and we do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. In addition, we have submitted and received approval from the FDA for a separate, expanded use IDE, to conduct a study using INTERCEPT to treat platelet donations in areas of the U.S. that have outbreaks of the chikungunya and dengue viruses. Both of these studies are ongoing.

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients underway. Although we plan to undertake additional development and CMC activities to support an anticipated CE mark submission for the red blood cell system planned for the second half of 2016, such studies, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a few years, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, a successful outcome with potentially more safety data in the ongoing Phase III chronic anemia clinical trial may also be required for our red blood cell system to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. As part of our development and CMC activities, we will need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe and may have to complete additional activities prior to receiving regulatory approvals in the U.S. Many of these activities may require capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we continue to experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs associated with planning, enrolling and completing the ongoing studies under our IDEs and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study we are required to conduct in connection with FDA approval of the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, together with expected availability under our loan and security agreement with Oxford Finance LLC, or Oxford Finance, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. Apart from the ongoing studies under our IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Although we have begun the combined commercial launch of the plasma and platelet systems in the United States and announced two customer contracts for the sale of the INTERCEPT Blood System for platelets and plasma in February 2015, we do not expect to recognize meaningful revenues from sales in the United States in 2015, and our commercial activities for 2015 in the United States will be focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur until we have been able to successfully implement INTERCEPT and demonstrate that it is economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

Aduro Biotech

We maintain an investment in Aduro Biotech, Inc. (“Aduro”) carried under the cost basis of accounting and historically carried at zero on our unaudited condensed consolidated balance sheets. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select, trading under the ticker ADRO. At the time of Aduro’s initial public offering, our preferred shares in Aduro converted to 396,700 shares of common stock. The initial public offering price was $17 per share. We continue to carry our investment at zero on our unaudited condensed consolidated balance sheet at March 31, 2015. Given the fact that the security is a marketable equity security as of the initial public offering, we will be evaluating the subsequent accounting for this security in future quarters.

Fresenius

We pay royalties to Fresenius Kabi AG, or Fresenius, on INTERCEPT Blood System product sales under certain agreements that arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal Inc., or Fenwal (Fenwal was subsequently acquired by Fresenius in 2012), at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Fresenius has assumed Fenwal’s rights and obligations under those agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

In November 2013, we amended our manufacturing and supply agreement with Fresenius with the new terms effective January 1, 2014. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, we are able to purchase additional quantities of disposable kits from other third-party manufacturers. The amended terms also provide for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. At the current and expected near term production volumes, pricing is expected to be at the lowest tier. In addition, the amendment requires us to purchase additional specified annual volumes of sets if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits, subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and compound adsorption devices from us at fixed prices. The term of the amended manufacturing and supply agreement with Fresenius extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. In October 2014, Fresenius announced plans to cease manufacturing certain of its non-Cerus product lines and to significantly reduce its workforce at the manufacturing facility at which our products are made. We do not currently have plans to terminate our amended manufacturing and supply agreement with Fresenius and understand that Fresenius currently plans to continue operating under the amended agreement. However, in the event Fresenius refuses or is unable to continue operating under the amended agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Likewise, if we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Equity and Debt Agreements

Cantor

On March 21, 2014, we entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, which we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co. or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. At March 31, 2015, we had approximately $22.5 million of common stock available to be sold under the Cantor Agreement, subject to the continued effectiveness of our shelf registration stamen referred to or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. The second tranche of $10.0 million, or Term Loan B, was contingent upon the approval by the FDA of our PMA for either the plasma or platelet system, which occurred in December 2014. The availability of Term Loan B expires on June 15, 2015. The third tranche of $10.0 million, or Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon our achieving trailing six months’ revenue at a specified threshold, or Revenue Event. Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. London Interbank Offered Rate, or LIBOR in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2015. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, warrants, stock-based compensation and income taxes to be critical policies. There have been no changes to our critical accounting policies since we filed our 2014 Form 10-K with the SEC on March 16, 2015. For a description of our critical accounting policies, please refer to our 2014 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014	Change
Revenue	$7,692	$7,866	$(174)	(2)%

Revenue decreased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of the deterioration in the Euro relative to the U.S. dollar in 2015 as compared to 2014 of approximately 18%, partially offset by higher unit sales volume of approximately 17% related to our disposable platelet and plasma system kits to our customer base.

We anticipate product revenue for both our platelet and plasma systems will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales. However, continued deterioration in the Euro relative to the U.S. dollar would continue to adversely impact product revenue. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014	Change
Cost of revenue	$4,714	$4,157	$557	13%

Cost of revenue increased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was primarily the result of higher sales volumes of our illuminator devices and disposable kits. This increase was partially offset by the impact of the deterioration in the Euro relative to the U.S. dollar.

Our realized gross margin on product sales was 39% during the three months ended March 31, 2015, down from 47% during the three months ended March 31, 2014. The decrease in gross margins on sales was primarily due to the deterioration in the Euro relative to the U.S. dollar on current period cost of revenues which were recorded at foreign exchange rates in effect at the time the inventory was purchased.

Changes in our gross margins are affected by various factors, including the exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their annual purchases. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, manufacturing overhead variances or delays in manufacturing products. Our gross margins may be impacted in the future based on all of these criteria.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014	Change
Research and development	$5,581	$4,642	$939	20%

Research and development expenses increased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased costs associated with pursuing potential label claim extensions for the platelet and plasma systems and conducting our IDE studies in the 2015 period.

We anticipate our research and development spending will continue to increase over the near term as we attempt to accelerate and complete enrollment in our Phase III chronic anemia clinical trial in Europe and as we undertake research and development activities to potentially expand our label claims in the United States and further develop additional configurations or redesigns of our products, including our illuminator. In addition, we have undertaken and plan to perform certain additional in vitro studies and clinical development in the U.S. which would result in further increased research and development spending. In addition, we may choose to invest in ongoing research and development efforts for our existing INTERCEPT products, including a full or partial redesign of the INTERCEPT illuminator. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014	Change
Selling, general and administrative	$11,718	$8,236	$3,482	42%

Selling, general, and administrative expenses increased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased spending related to general corporate services, including continued spend in 2015 related to preparatory activities for the U.S. launch of our plasma and platelet systems, and to a lesser extent, higher workforce costs.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing and medical science liaisons to educate hospitals and physicians on our products.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014	Change
Amortization of intangible assets	$50	$50	$0	0%

Amortization of intangible assets remained flat during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014	Change
Gain from revaluation of warrant liability	$6,296	$9,034	$(2,738)	(30)%
Foreign exchange (loss) gain	(1,113)	21	(1,134)	(5,400)%
Interest expense	(255)	(50)	(205)	410%
Other income, net	2	27	(25)	(93)%

Total non-operating income (expense), net	$4,930	$9,032	$(4,102)	(45)%

Gain from revaluation of Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. In August 2014, all 2.4 million warrants issued in August 2009 were exercised. The fair value of the November 2010 outstanding warrants, which uses the Black-Scholes model, is classified as a liability on our unaudited condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

We recorded a $6.3 million non-cash gain from the revaluation of the warrant liability for the three months ended March 31, 2015, compared to a $9.0 million non-cash gain during the three months ended March 31, 2014. This change is primarily due to the change in our underlying stock price as compared to the strike price of the warrants and the exercise of warrants during the third quarter of 2014.

Foreign exchange (loss) gain

Foreign exchange loss increased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily attributable to unfavorable foreign currency variations between the Euro and U.S. dollar.

Other income, net

Other income, net decreased for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of higher Delaware Franchise tax costs period over period.

Interest expense

Interest expense increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement (see Debt section below), which we entered into on June 30, 2014, compared to the credit facility that was outstanding in the prior periods.

Provision for Income Taxes

For the three months ended March 31, 2015 and 2014, the provision for income taxes primarily consisted of foreign income taxes of $0.02 million and $0.04 million, respectively, as our wholly-owned subsidiary headquartered in Europe drives the commercialization efforts of the platelet and plasma systems in Europe, the CIS and the Middle East. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2015.

As of March 31, 2015, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At March 31, 2015, we had cash and cash equivalents of $17.9 million, compared to $22.8 million at December 31, 2014. We had $94.0 million of short-term investments at March 31, 2015, and $28.5 million at December 31, 2014. We also had total indebtedness under our Term Loan Agreement of approximately $9.9 million at both March 31, 2015 and December 31, 2014. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $15.8 million for the three months ended March 31, 2015, compared to $9.8 million during the three months ended March 31, 2014. The increase in net cash used in operating activities was primarily related to the level of cash spent for development activities for our red blood cell program and illuminators and the U.S. commercial launch of our platelet and plasma systems. Also impacting this increase in net cash used in operating activities were changes in working capital with a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments, and a decrease in accounts receivable during the three months ended March 31, 2015, as compared to the corresponding period in 2014. The increase in net cash used in operating activities was further impacted by an increased inventory build during the three months ended March 31, 2015, compared to the corresponding period in 2014.

Investing Activities

Net cash used in investing activities was $65.6 million for the three months ended March 31, 2015, compared to $3.0 million net cash provided by investing activities during the three months ended March 31, 2014. The change period over period was primarily the result of investing the proceeds from our January 2015 public offering, offset by fewer capital expenditures during the three months ended March 31, 2015, as compared to the same period in 2014.

Financing Activities

Net cash provided by financing activities was $76.5 million during the three months ended March 31, 2015, compared to $1.3 million during the three months ended March 31, 2014. The increase in net cash provided by financing activities was primarily due to the proceeds received from common stock sales related to our January 2015 public offering. The net proceeds from this offering were approximately $75.5 million, net of underwriting discounts and other issuance costs. This was slightly offset by lower proceeds from our equity incentive plans during the three months ended March 31, 2015, relative to the corresponding period in 2014.

Working Capital

Working capital increased to $113.7 million at March 31, 2015, from $45.7 million at December 31, 2014, primarily due to increases in short term investments due to the investment of funds from the January 2015 public offering, coupled with a decrease in the fair value of our warrant liability.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs associated with planning, enrolling and completing the ongoing studies under our IDEs and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study we are required to conduct in connection with FDA approval of the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, together with expected availability under our loan and security agreement with Oxford Finance, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. Apart from the ongoing studies under our IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2015:

	Total	< 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$9,255	$6,925	$2,330	$0	$0
Debt	12,517	1,329	6,454	4,734	0
Operation leases	1,550	896	539	115	0
Other commitments	823	297	287	239	0

Total contractual obligations	$24,145	$9,447	$9,610	$5,088	$0

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. In June 2013 we entered into a new lease for additional space in Concord. The lease has a two-year initial term with four (4) two-year options we may renew, the first of which we exercised in March 2015. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord, California lease, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At March 31, 2015, we had an outstanding liability of $0.6 million related to these leasehold improvements. Our agreements with Fresenius require us to pay royalties on sales of the INTERCEPT Blood System at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Such royalties are calculated based on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. The second tranche of $10.0 million, Term Loan B, was contingent upon the approval by the FDA of our PMA for either the plasma or platelet system, which occurred in December 2014. The availability of Term Loan B expires on June 15, 2015. The third tranche of $10.0 million, Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon our achieving the Revenue Event. Term Loan A bears an interest rate of 6.95%. Term Loan B and Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable Term Loan funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. We paid the lender a $0.2 million commitment fee related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and is being amortized to interest expense using the effective interest method over the life of the Term Loans. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2015. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

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

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2015 or the year ended December 31, 2014. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date for us will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. We have not selected a transition method and are currently assessing the potential effects of this ASU on our unaudited condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for us in fiscal year 2016. Early adoption is permitted. We are currently assessing the future impact of this ASU on our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that, due to reported material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and as described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we identified deficiencies related to the design and operating effectiveness of certain controls over (i) the valuation of our inventory and cost of product revenue as reported on our consolidated balance sheets and statements of operations; and (ii) the timeliness and accuracy of recording adjustments to certain accrued liabilities reported on our consolidated balance sheets and statements of operations, in each case, as further described below.

We are in the process of implementing plans to remediate our material weaknesses. In this regard, we are in the process of developing specific controls to: (i) provide reasonable assurance that inventory is valued under a first-in-first-out basis and utilizes appropriate historical foreign exchange rates at the time inventory is purchased if still on hand at each balance sheet date and further to ensure that product sold during any reporting period is recorded under appropriate first-in-first-out accounting at historical rates; and (ii) modify and expand our internal controls over timely and accurate identification of adjustments to accruals based on information received after year-end. The successful remediation of these material weaknesses will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting as of December 31, 2015. As we continue these remediation efforts, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above. Once the new controls are placed in operation for a sufficient period of time, we will subject the new controls procedures to appropriate tests, in order to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting. Except as described above under “Previously Reported Material Weaknesses,” there were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives; however, as noted above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of March 31, 2015.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the United States market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the United States in a timely manner. We only recently received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma and although the INTERCEPT Blood System is now commercially available in the United States, we have no prior experience commercializing any products in the United States and we may be unable to commercialize the INTERCEPT Blood System in the United States successfully or in a timely manner, or at all. Based on our experience in other foreign jurisdictions, potential customers in the United States may first choose to validate our technology or conduct experience studies of the INTERCEPT Blood System, among other things, prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may result in further delay of customer adoption in the United States. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the United States, we may never generate substantial revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the United States is subject to a number of risks and uncertainties, including those related to:

•	the highly concentrated U.S. blood collection market that is dominated by a small number of blood collection organizations;

•	regulatory and licensing requirements, including the CBER licensing process that U.S.-based blood centers will need to follow in order to obtain the required site-specific licenses to engage in interstate transport of blood components processed using the INTERCEPT Blood System;

•	changed or increased regulatory restrictions or requirements;

•	obtaining reimbursement codes under the Healthcare Common Procure Coding System, or HCPCS, and pricing for outpatient use of INTERCEPT-treated blood components;

•	any supply or manufacturing problems or delays arising with any of our suppliers, many of whom are our sole suppliers for the particular product or component they manufacture, including the ability of such suppliers to maintain FDA approval to manufacture the INTERCEPT Blood System and to comply with FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements;

•	changes in healthcare laws and policy, including changes in requirements for blood product coverage by U.S. federal healthcare programs; and

•	acceptance of the INTERCEPT Blood System as safe, effective and economical from the broad constituencies involved in the healthcare system.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by the economic austerity programs implemented in European countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including the United States, our products are not yet subject to reimbursement by governmental or commercial third party payors for health care services and may never be subject to reimbursement. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. In addition, the lack of widespread adoption of the INTERCEPT Blood System has adversely affected and may in the future adversely affect further market adoption of the INTERCEPT Blood System. Moreover, the market for pathogen reduction systems in the United States is highly concentrated and dominated by a small number of blood collection organizations. In the United States, the American Red Cross represents the largest single portion of the blood collection market. Although we currently have an agreement with the American Red Cross to support our IDE study in Puerto Rico to treat platelet donations with the INTERCEPT Blood System, there is no guarantee that the American Red Cross will continue to use our products commercially in conjunction with or following our IDE study, even if we successfully enroll and complete this study. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers. In 2011, we entered into a two-year contract with the EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France, to supply platelet and plasma disposable kits, which was extended until November 2015. We understand that the EFS is considering taking action to further protect platelet components from bacterial contamination, including potential use of bacterial culture detection methods or broader use of the platelet system. We cannot provide any assurance that a new supply agreement with the EFS will be entered into prior to the expiration of the current agreement in a timely manner or with reasonable terms, if at all. If we fail to enter into a new supply agreement with the EFS or we enter into a new supply agreement with the EFS with less favorable terms, including pricing, our financial results may be adversely impacted. Decisions on product adoption in England are centralized with the National Blood Service which has implemented bacterial detection testing for platelets instead of pathogen reduction. In Japan, the Japanese Red Cross controls a significant majority of blood transfusions and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen reduction of blood over a number of years and has yet to make a formal determination to adopt any pathogen reduction approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes, which may not be economically or technologically feasible for us to accomplish.

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have only recently been approved in the United States and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the commercial launch of the platelet and plasma systems in the United States, we expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval study and the studies under our IDEs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and completing chemistry, manufacturing and control, or CMC, activities to support a potential CE Mark submission for our red blood cell system in Europe, which is planned for the second half of 2016, which costs could be substantial and could extend the period during which we expect to operate at a loss.

In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Healthcare reform in the United States has also placed downward pressure on the pricing of medical products that could have a negative impact our profit margins.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economies and credit and financial markets, including the sovereign debt crisis in certain countries in Europe and disruptions due to political instability or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue currently comes from sales to our distributor in Russia. Low worldwide oil prices and the current political conflict stemming from tensions in the Ukraine have significantly devalued the Russian Ruble and may continue to have a negative impact on the Russian economy, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the European Union, United States or both. While our agreement with our Russian distributor calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble may further weaken, and our business in Russia and elsewhere may be negatively impacted.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study and delays in the conduct of the clinical trial by personnel at the clinical site. Each of these factors has adversely impacted our ongoing European Phase III trial for the red blood cell system in chronically transfused recipients. Significant delays in clinical testing could also materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the United States, or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system, which could involve significant expense and may require us to secure adequate funding to complete. Other regulatory authorities outside of the United States may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

Outside the United States, regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore and elsewhere, may require, among other requirements, that our products be widely adopted commercially in Europe and the United States, or [at least approved by] the FDA, before they are considered for approval or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the United States, Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the United States, blood centers will be required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

In 2003, we terminated Phase III clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase I clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase III clinical trials in Europe using the modified process in patients with acute and chronic anemia. We recently completed one of these Phase III clinical trials, with the INTERCEPT Blood System for red blood cells meeting its primary endpoint. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase III clinical trials of our earlier red blood cell system will not be observed in the ongoing Phase III or any future clinical trials of our red blood cell system. In addition, although our recently-completed Phase III clinical trial in acute anemia patients using our modified process met its primary endpoint, we cannot assure you that the same or similar results will be observed in our ongoing Phase III or any potential future clinical trials using our modified process.

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

In December 2014, the FDA approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Also in December 2014, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We are conducting in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

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

In addition, we have submitted and received approval from the FDA for an expanded use IDE to conduct a study using INTERCEPT to treat platelet donations in areas of the United States that are currently experiencing outbreaks of the chikungunya and dengue viruses. We also have submitted and received FDA approval for a Phase I clinical study protocol under the IDE to treat plasma derived from convalesced patients that were previously infected with the Ebola virus. The execution and completion of these ongoing studies will continue to result in additional costs, and will require attention and resources from our clinical, regulatory and management teams, which may result in a distraction from our commercialization efforts and other regulatory and clinical programs.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we will likely need to redesign the illuminators used in the platelet and plasma systems. In addition, in order to address the entire market in the United States, we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets suspended in 100% plasma, triple dose collections and random donor platelets. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013 and 2014, we experienced weaker than expected growth due to declining performance by certain of our distributors. In 2014, we transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors. Because these are new distribution partners who have limited experience marketing and selling our products, we cannot be certain that these new distribution partners will perform better than their predecessors. In other territories, we transitioned to a Cerus direct sales model. We believe this transition will provide us with better visibility into and control of sales execution. Implementing such changes may continue to negatively impact the volume of INTERCEPT disposable kit sales in future periods. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. The loss of these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense and our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

Our products are a novel technology in the United States and blood centers and clinicians have little to no experience with pathogen reduction systems. Further, we have no prior experience commercializing products in the United States. We may be unable to develop and maintain an effective and qualified U.S. – based commercial organization or educate blood centers or clinicians. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our platelet and plasma systems in the United States.

Our ability to generate significant revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the United States. As a company, we have no prior experience in commercializing any products in the United States. We are also still in the process of establishing a U.S. based sales and marketing organization. For example, we intend to hire additional medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring market for MSLs is highly competitive. As such, we will need to commit significant additional management and other resources to building out our MSL team as well as the growth of our sales and marketing organization. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the United States. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we will need in the future. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the United States.

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

In November 2013, we amended our manufacturing and supply agreement with Fresenius with the new terms effective January 1, 2014. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, we are able to purchase additional quantities of disposable kits from other third-party manufactures. The amended terms also provide for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. In addition, the amendment requires us to purchase additional specified annual volumes of sets if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits, subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and compound adsorption devices from us at fixed prices. The term of the amended manufacturing and supply agreement with Fresenius extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in our case. We and Fresenius each have normal and customary termination rights, including termination for material breach. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits which would harm our business. In October 2014, Fresenius announced plans to cease manufacturing certain of its non-Cerus product lines and to significantly reduce its workforce at the manufacturing facility at which our products are made. Disruptions to our supply chain as a result of any potential ensuing protests, strikes or other work-stoppages would be detrimental to our business and operating results. We do not currently have plans to terminate our amended agreement with Fresenius and understand that Fresenius currently plans to continue operating under the amended agreement. However, in the event Fresenius refuses or is unable to continue operating under the amended agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain customers require, and potential future customers may require, product with a minimum shelf life. As a result, we may need to manufacture sufficient product to meet that forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We will need to destroy or consume the outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs or reduced gross margins.

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

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device industry. Among other things, the Affordable Care Act:

•	imposes an annual excise tax of 2.3% on eligible entities that manufacture or import medical devices offered for sale in the United States;

•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;

•	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the United States and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. Failure to comply by these manufacturers may limit the potential market for our products. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the United States. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma, although our label indications in the United States do not currently provide for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, many of our customers combine multiple plasma components from whole blood donations before treating the combined product with INTERCEPT. Grifols makes such a product (Plasmix). Customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products, including those sold by Grifols, not provide access to the products allowing for the combination of multiple components. Should Fresenius, MacoPharma, or Grifols fail to obtain or maintain regulatory approval for InterSol, SSP+, or Plasmix, respectively, or if any should decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired.

In order to address the entire market in the United States, Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the United States, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an optimized approach for safety and economics. In the United States, our platelet system is currently only approved for apheresis collections and for use with platelets suspended in a storage solution. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, platelets suspended in 100% plasma, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will require approval of a PMA supplement. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs associated with planning, enrolling and completing the ongoing studies under our IDEs and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study we are required to conduct in connection with FDA approval of the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, together with expected availability under our loan and security agreement with Oxford Finance LLC, or Oxford Finance, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we will need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe. Apart from the ongoing studies under our IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient revenue to meet the condition required in order to access the final loan available under the agreement and may also not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of a United States patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we infringe this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages, cease the use and sale of our platelet and plasma systems and/or obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Our patents expire at various dates between now and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to United States and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between now to 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Product sales of the INTERCEPT blood system sold outside of the United States are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially affect our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros, our revenues and expenses denominated in Euros are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of expanding our commercialization efforts, developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, supply chain activities and reporting capabilities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be unable to assert that our internal controls are effective. For example, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014, because material weaknesses existed in our internal control over financial reporting related to the valuation of our inventory and cost of product revenue and the timeliness and accuracy of recording adjustments to certain accrued liabilities as reported on our consolidated balance sheets and statements of operations. If we are unable to remediate these material weaknesses, or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would continue to receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. In addition, because we have concluded that our internal control over financial reporting was not effective as of December 31, 2014, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(3)	Specimen Stock Certificate.

4.2(4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of 2010 Warrant to Purchase Common Stock.

10.1	Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.2	2014 and 2015 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 8, 2015	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(3)	Specimen Stock Certificate.

4.2(4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of 2010 Warrant to Purchase Common Stock.

10.1	Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.2	2014 and 2015 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.