Form 10-Q
period 2015-06-30
CERUS CORP
filed 2015-08-07
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, there were 96,776,273 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2015

1

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2015 (Unaudited)	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$35,059	$22,781
Short-term investments	75,854	28,513
Investment in Aduro Biotech, Inc.	12,032	—
Accounts receivable	5,425	5,493
Inventories	13,681	14,956
Prepaid expenses	1,009	1,210
Other current assets	1,411	1,932

Total current assets	144,471	74,885
Non-current assets:
Property and equipment, net	3,816	3,781
Goodwill	1,316	1,316
Intangible assets, net	1,041	1,142
Restricted cash	622	508
Other assets	140	144

Total assets	$151,406	$81,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,765	$9,882
Accrued liabilities	6,914	8,444
Accrued taxes	2,467	—
Deferred revenue—current	577	376
Debt—current	2,523	—
Warrant liability	3,978	10,485

Total current liabilities	22,224	29,187
Non-current liabilities:
Debt—non-current	17,371	9,872
Deferred income taxes	122	115
Other non-current liabilities	1,160	1,081

Total liabilities	40,877	40,255

Commitments and contingencies
Stockholders’ equity:
Common stock	97	80
Additional paid-in capital	670,327	583,416
Accumulated other comprehensive income (loss)	7,481	(31)
Accumulated deficit	(567,376)	(541,944)

Total stockholders’ equity	110,529	41,521

Total liabilities and stockholders’ equity	$151,406	$81,776

(1)	The financial information in this column was derived from audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$8,830	$8,601	$16,522	$16,467
Cost of revenue	7,028	4,752	11,742	8,909

Gross profit on revenue	1,802	3,849	4,780	7,558

Operating expenses:
Research and development	5,213	4,722	10,794	9,364
Selling, general and administrative	12,063	10,080	23,781	18,316
Amortization of intangible assets	51	51	101	101

Total operating expenses	17,327	14,853	34,676	27,781

Loss from operations	(15,525)	(11,004)	(29,896)	(20,223)

Non-operating (expense) income, net:
(Loss) gain from revaluation of warrant liability	(2,707)	3,491	3,589	12,525
Foreign exchange gain (loss)	499	(25)	(614)	(4)
Interest expense	(301)	(34)	(556)	(84)
Other income, net	27	27	29	54

Total non-operating (expense) income, net	(2,482)	3,459	2,448	12,491

Loss before income taxes	(18,007)	(7,545)	(27,448)	(7,732)
(Benefit) provision for income taxes	(2,035)	44	(2,016)	82

Net loss	$(15,972)	$(7,589)	$(25,432)	$(7,814)

Net loss per share:
Basic	$(0.17)	$(0.10)	$(0.27)	$(0.11)
Diluted	$(0.17)	$(0.16)	$(0.30)	$(0.28)
Weighted average shares outstanding used in the calculation of net loss per share:
Basic	95,728	72,899	94,576	72,495
Diluted	95,728	74,517	95,682	74,927

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(15,972)	$(7,589)	$(25,432)	$(7,814)
Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale investments, net of taxes of $4,552 for the three and six months ended June 30, 2015	7,493	(1)	7,512	(1)

Comprehensive loss	$(8,479)	$(7,590)	$(17,920)	$(7,815)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(25,432)	$(7,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	835	615
Stock-based compensation	3,179	2,286
Changes in revaluation of warrant liability	(3,589)	(12,525)
Non-cash interest expense	139	—
Deferred income taxes	7	13
Tax benefit from other unrealized gain on available-for-sale securities	(2,085)	—
Changes in operating assets and liabilities:
Accounts receivable	69	1,647
Inventories	1,112	(1,411)
Other assets	739	(450)
Accounts payable	(4,176)	(2,625)
Accrued liabilities	(1,538)	743
Deferred revenue	256	85

Net cash used in operating activities	(30,484)	(19,436)

Investing activities
Capital expenditures	(325)	(1,429)
Purchases of investments	(69,983)	(3,492)
Proceeds from maturities of investments	22,444	10,299
Restricted cash	(114)	—

Net cash (used in) provided by investing activities	(47,978)	5,378

Financing activities
Net proceeds from equity incentive plans and warrants	5,472	2,859
Net proceeds from public offering	75,324	3,847
Proceeds from loans, net of discount	10,000	9,848
Repayment of debt	(56)	(3,419)

Net cash provided by financing activities	90,740	13,135

Net increase (decrease) in cash and cash equivalents	12,278	(923)
Cash and cash equivalents, beginning of period	22,781	29,485

Cash and cash equivalents, end of period	$35,059	$28,562

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any future periods.

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

Reclassifications

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentations. Previously the Company had presented the amortization of premium and accretion of any discount resulting from the purchase of fixed income securities as a component of “Interest expense” on the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2014, the Company has reclassified approximately $0.1 million and $0.3 million, respectively, of the amortization of premium resulting from the purchase of fixed income securities as a component of “Other income, net” on the unaudited condensed consolidated statements of operations. This reclassification had no impact on net loss, total assets or total stockholders’ equity.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s source of revenues for the three and six months ended June 30, 2015 and 2014, was revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

Revenue related to sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order and signed sales contract as evidence of an arrangement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities and government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because the Company has no vendor specific objective evidence or third party evidence for its products due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of revenue is based on best estimated selling price for the products sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its products by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews best estimated selling price, as applicable.

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

Investments

Investments with original maturities of greater than three months primarily including corporate debt, U.S. government agency securities and marketable equity securities of Aduro Biotech, Inc. (“Aduro”), are designated as available-for-sale and classified as short-term investments, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale securities were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Restricted cash” on the Company’s unaudited condensed consolidated balance sheets. The Company also has non-US dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and non-equity short-term investments are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments are investment grade and carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2015, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At June 30, 2015, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

Concentrations of credit risk with respect to trade receivables exist. On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company establishes an allowance for doubtful accounts against the accounts receivable on its unaudited condensed consolidated balance sheets and records a charge on its unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses. At June 30, 2015 and December 31, 2014, the Company had not recorded any reserves for potentially uncollectible accounts.

The Company had two customers and one customer that accounted for more than 10% of the Company’s outstanding trade receivables at each of June 30, 2015 and December 31, 2014, respectively. These customers cumulatively represented approximately 43% and 36% of the Company’s outstanding trade receivables at June 30, 2015, and December 31, 2014, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2015 and December 31, 2014, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems disposable kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured before being sold to and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2015 and December 31, 2014, the Company classified its work-in-process inventory as a current asset on its unaudited condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s unaudited condensed consolidated statements of operations. At June 30, 2015 and December 31, 2014, the Company had $0.4 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense as incurred. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of zero and $1.2 million during the six months ended June 30, 2015 and 2014, respectively. Capitalized software costs associated with the enterprise resource planning system are being amortized over the estimated useful life of five years.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2015 and 2014.

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

The fair value of outstanding warrants is calculated using the Black-Scholes model and was adjusted accordingly at December 31, 2014 and June 30, 2015.

Changes resulting from the revaluation of warrants to fair value are recorded in “(Loss) gain from revaluation of warrant liability” on the unaudited condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s unaudited condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

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

Certain potential dilutive securities were excluded from the dilution calculation for the three and six months ended June 30, 2015 and 2014, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(15,972)	$(7,589)	$(25,432)	$(7,814)
Effect of revaluation of warrant liability	—	(4,007)	(3,589)	(13,041)

Adjusted net loss used for diluted calculation	$(15,972)	$(11,596)	$(29,021)	$(20,855)

Denominator:
Basic weighted average number of shares outstanding	95,728	72,899	94,576	72,495
Effect of dilutive potential shares	—	1,618	1,106	2,432

Diluted weighted average number of shares outstanding	95,728	74,517	95,682	74,927

Net loss per share:
Basic	$(0.17)	$(0.10)	$(0.27)	$(0.11)
Diluted	$(0.17)	$(0.16)	$(0.30)	$(0.28)

The table below presents shares underlying stock options, employee stock purchase plan rights, and warrants that are excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2015 and 2014 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of anti-dilutive potential shares:
Stock options	6,910	12,160	5,793	11,587
Warrants	2,985	—	—	—

Total	9,895	12,160	5,793	11,587

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims are probable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims and does not carry a warranty claim liability at June 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities of such instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt also approximates its carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, which include its warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Notes 2 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The ASU’s effective date for the Company will be the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition retrospective application method and is currently assessing the potential effects of this ASU on its unaudited condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” This ASU will be effective for the Company in fiscal year 2017. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

Note 2. Fair Value of Financial Instruments

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

To estimate the fair value of Level 2 debt securities as of June 30, 2015, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset, a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$18,588	$18,588	$—	$—
Corporate debt securities (2)	13,850	—	13,850	—
United States government agency securities (2)	62,004	—	62,004	—
Aduro equity securities (3)	12,032	12,032	—	—

Total financial assets	$106,474	$30,620	$75,854	$—

Warrant liability (4)	$3,978	$—	$—	$3,978

Total financial liabilities	$3,978	$—	$—	$3,978

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(3)	Included in investment in Aduro Biotech, Inc. on the Company’s unaudited condensed consolidated balance sheets.
(4)	Included in current liabilities on the Company’s unaudited condensed consolidated balance sheets.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$3,912	$3,912	$—	$—
Corporate debt securities (2)	26,088	—	26,088	—
United States government agency securities (2)	3,426	—	3,426	—

Total financial assets	$33,426	$3,912	$29,514	$—

Warrant liability (3)	$10,485	$—	$—	$10,485

Total financial liabilities	$10,485	$—	$—	$10,485

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheets.
(2)	Included in short-term investments on the Company’s consolidated balance sheets, except for approximately $1.0 million of corporate debt securities that are included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Included in current liabilities on the Company’s consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2014 to June 30, 2015, was as follows (in thousands):

Balance at December 31, 2014	$10,485
Decrease in fair value of warrants	(3,589)
Settlement of warrants exercised	(2,918)

Balance at June 30, 2015	$3,978

See Notes 1 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2015 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$18,588	$—	$—	$18,588
United States government agency securities	61,995	9	—	62,004
Corporate debt securities	13,858	—	(8)	13,850
Aduro equity securities	—	12,032	—	12,032

Total available-for-sale securities	$94,441	$12,041	$(8)	$106,474

The following is a summary of available-for-sale securities at December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Loss	Fair Value
Money market funds	$3,912	$—	$3,912
United States government agency securities	3,427	(1)	3,426
Corporate debt securities	26,118	(30)	26,088

Total available-for-sale securities	$33,457	$(31)	$33,426

Available-for-sale debt securities at June 30, 2015 and December 31, 2014, consisted of the following by original contractual maturity (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$94,441	$94,442	$27,752	$27,727
Greater than one year and less than five years	—	—	5,705	5,699

Total available-for-sale debt securities	$94,441	$94,442	$33,457	$33,426

As of June 30, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses.

The Company recorded minimal gross realized gains from the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2015, and did not record any gross realized gains from the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2014. The Company did not record any gross realized losses from the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2015 and 2014.

Note 4. Inventories

Inventories at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Work-in-process	$4,096	$2,222
Finished goods	9,585	12,734

Total inventories	$13,681	$14,956

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and six months ended June 30, 2015, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2015, unless indicators of impairment are identified prior to that date. As of June 30, 2015, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at June 30, 2015 (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(976)	$1,041

Total intangible assets	$2,017	$(976)	$1,041

The following is a summary of intangible assets, net at December 31, 2014 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(875)	$1,142

Total intangible assets	$2,017	$(875)	$1,142

The Company recognized $0.05 million and $0.1 million in amortization expense related to intangible assets for each of the three and six months ended June 30, 2015 and 2014. During the three and six months ended June 30, 2015 and 2014, there were no impairment charges recognized related to the acquired intangible assets.

At June 30, 2015, the expected annual amortization expense of the intangible assets, net is $0.1 million for the remaining six months of 2015, $0.2 million annually beginning with the year ending December 31, 2016 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Long-Term Investments

The Company maintains an investment in Aduro historically carried under the cost basis of accounting and carried at zero on its unaudited condensed consolidated balance sheets. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, trading under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable. As a result of the IPO, the Company no longer accounts for the investment in Aduro under the cost basis of accounting. The Company now reflects the investment in Aduro as an available-for-sale security on the consolidated balance sheet (Note 2) and will adjust the investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax.

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and related costs	$3,495	$3,951
Accrued professional services	2,384	2,123
Accrued inventory costs	42	870
Accrued customer costs and deposits	344	385
Accrued insurance premiums	36	264
Other accrued expenses	613	851

Total accrued liabilities	$6,914	$8,444

Note 8. Debt

Debt at June 30, 2015, consisted of the following (in thousands):

	June 30, 2015
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$20,000	$(106)	$19,894
Less: debt—current	(2,568)	45	(2,523)

Debt—non-current	$17,432	$(61)	$17,371

Debt at December 31, 2014, consisted of the following (in thousands):

	December 31, 2014
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$(128)	$9,872
Less: debt—current	—	—	—

Debt—non-current	$10,000	$(128)	$9,872

Principal and interest payments on debt at June 30, 2015, are expected to be as follows * (in thousands):

Year ended December 31,	Principal	Interest	Total
2015	$—	$640	$640
2016	5,226	1,231	6,457
2017	5,603	854	6,457
2018	6,007	450	6,457
2019	3,164	1,465	4,629

Total	$20,000	$4,640	$24,640

*	Unless interest only period extends to December 31, 2016, as described below.

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. The third tranche of $10.0 million (“Term Loan C”) will be available from July 1, 2015 through December 31, 2015, contingent upon the Company achieving trailing six months’ revenue at a specified threshold (the “Revenue Event”). Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at June 30, 2015.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. In June 2013, the Company entered into a new lease for additional space in Concord. The lease initially had a two-year term with four two-year options for the Company to renew, the first of which the Company exercised in March 2015 and obligates the Company to make rent payments for the remaining six months of 2015 of $82,544 and $172,592 and $105,056 in 2016 and 2017, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its unaudited condensed consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements at one of its facilities in Concord, California. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the lease. If the Company exercises its right to early terminate the Concord, California lease under which such improvements were made, which may occur at any time hereafter, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2015, the Company had an outstanding liability of $0.6 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.5 million was reflected in “Other non-current liabilities” on the Company’s unaudited condensed consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers and supplies to Fresenius at no cost for use in manufacturing finished INTERCEPT disposable kits. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Public Offering of Common Stock

In January 2015, the Company issued 14,636,363 shares of its common stock, par value $0.001 per share, in an underwritten public offering. The price to the public in the offering was $5.50 per share. The net proceeds from this offering were approximately $75.4 million, net of the underwriting discount and other issuance costs totaling $5.1 million.

Common Stock and Associated Warrant Liability

In August 2009, the Company issued warrants to purchase 2.4 million shares of common stock, exercisable at an exercise price of $2.90 per share (“2009 Warrants”). In August 2014, all outstanding 2009 Warrants were exercised in full.

In November 2010, the Company issued warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share (“2010 Warrants”). The 2010 Warrants became exercisable on May 15, 2011, and are exercisable for a period of five years from the issue date.

The fair value of the 2010 Warrants were recorded on the unaudited condensed consolidated balance sheets as a liability pursuant to ASC Topic 480-10“Distinguishing Liabilities from Equity” and adjusted to fair value at each financial reporting date thereafter until the earlier of exercise, expiration or modification to remove the provisions which require the warrants to be treated as a liability, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, which may be out of the Company’s control, could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The fair value of the 2010 warrants at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
2010 Warrants	$3,978	$10,485

The fair value of the Company’s warrants was based on an option valuation model using the following assumptions at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
2010 Warrants:
Expected term (in years)	0.36	0.86
Estimated volatility	52%	55%
Risk-free interest rate	0.01%	0.25%
Expected dividend yield	0%	0%

The Company recorded non-cash losses of $2.7 million and $3.5 million during the three months ended June 30, 2015 and June 30, 2014, respectively, and non-cash gains of $3.6 million and $12.5 million during the six months ended June 30, 2015 and 2014, respectively, in “(Loss) gain from revaluation of warrant liability” on its unaudited condensed consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to calculate the fair value the warrants. Any significant increases in the Company’s stock price will likely create an increase in the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease in the fair value of warrant liability. During the six months ended June 30, 2015, 1,369,123 shares of common stock were issued in connection with the exercise of outstanding 2010 Warrants. As of June 30 2015, 2010 Warrants to purchase approximately 2.0 million shares of common stock were outstanding.

Sales Agreements

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to an aggregate of $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2014, approximately 4.3 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $18.6 million. During the six months ended June 30, 2015, the Company had no sales of its common stock under the Amended Cantor Agreement. At June 30, 2015, the Company had approximately $22.5 million of common stock available to be sold under the Amended Cantor Agreement.

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”) and 1996 Equity Incentive Plan (the “1996 Plan”). Equity awards issued under the Prior Plans and the 1996 Plan continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. At June 30, 2015, the Company had an aggregate of approximately 21.8 million shares of its common stock reserved for issuance under the Amended 2008 Plan, the Prior Plans and the 1996 Plan, of which approximately 14.1 million shares were subject to outstanding options and other stock-based awards, and approximately 7.7 million shares were available for future issuance under the Amended 2008 Plan.

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At June 30, 2015, the Company had 1,784,130 shares of its common stock available for future issuance under the Purchase Plan.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2014	11,323	$4.13
Granted	3,151	4.54
Forfeited	(74)	4.51
Expired	(3)	5.87
Exercised	(261)	2.90

Balances at June 30, 2015	14,136	4.24

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

Stock-based compensation recognized on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense by caption:
Research and development	$340	$276	$623	$459
Selling, general and administrative	1,364	1,065	2,556	1,827

Total stock-based compensation expense	$1,704	$1,341	$3,179	$2,286

Note 12. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. During the six months ended June 30, 2015, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income, net of taxes. As a result, for the three and six months ended June 30, 2015, the Company recorded a $2.0 million tax benefit.

Note 13. Development and License Agreements

Agreements with Fresenius

The Company has certain agreements with Fresenius which require the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. During the three months ended June 30, 2015 and 2014, the Company made royalty payments to Fresenius of $0.5 million and $0.6 million, respectively. During each of the six months ended June 30, 2015 and 2014, the Company made royalty payments to Fresenius of $1.3 million. At both June 30, 2015 and December 31, 2014, accrued royalties due to Fresenius were $0.7 million.

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

In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius is obligated to sell, and the Company is obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits is purchased from Fresenius, the Company is able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provides for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. In addition, the 2013 Amendment requires the Company to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site is identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius is also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices. During the three and six months ended June 30, 2015, the Company sold $0.5 million and $0.9 million, respectively, of such components to Fresenius. During the three and six months ended June 30, 2014, respectively, the Company sold $1.1 million and $3.8 million of such components to Fresenius. The Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying unaudited condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. The term of the 2013 Amendment extends through December 31, 2018, subject to termination by either party upon thirty months prior written notice, in the case of Fresenius, or twenty-four months prior written notice, in the Company’s case. The Company and Fresenius each have normal and customary termination rights, including termination for material breach.

The Company made payments to Fresenius of $4.7 million and $4.9 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2015 and 2014, respectively, and $9.4 million and $9.5 million during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, accrued amounts due to Fresenius were $2.5 million and $5.1 million, respectively, for INTERCEPT disposable kits manufactured. At June 30, 2015 and December 31, 2014, amounts due from Fresenius were $0.8 million and $1.3 million, respectively.

Note 14. Segment, Customer and Geographic Information

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the United States of America, during the three and six months ended June 30, 2015 and 2014 (in percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Etablissement Francais du Sang	25%	24%	25%	24%
Advanced Technology Company KSC	*	18%	*	*
Medical Device APS	*	10%	*	*

*	Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about:

•	future sales of and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT Blood System, including our ability to comply with applicable United States and foreign laws, regulations and regulatory requirements;

•	our ability to manage the growth of our business and attendant cost increases, including in connection with the commercialization of the INTERCEPT Blood System in the United States, as well as our ability to manage the risks attendant to our international operations;

•	our ability to transition distribution of the INTERCEPT Blood System from third parties to a direct sales model in certain international markets;

•	the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions;

•	our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System;

•	our ability to obtain adequate clinical and commercial supplies of the INTERCEPT Blood System from our sole source suppliers;

•	the initiation, scope, rate of progress, results and timing of our ongoing and proposed preclinical and clinical trials of the INTERCEPT Blood System;

•	the successful completion of our research, development and clinical programs and our ability to manage cost increases associated with preclinical and clinical development of the INTERCEPT Blood System;

•	the ability of our products to inactivate the Ebola virus and other pathogens that we may target in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete, our ability to complete development and testing of additional configurations of our products, our need for additional financing, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. The INTERCEPT Blood System is designed for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE marks and are being marketed and sold in a number of countries around the world.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs associated with planning, enrolling and completing the ongoing studies under our IDEs and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Although we have begun the combined commercial launch of the plasma and platelet systems in the United States and announced the first customer contracts for the sale of the INTERCEPT Blood System for platelets and plasma since the beginning of 2015, we do not expect to recognize meaningful revenues from sales in the United States in 2015, and our commercial activities for 2015 in the United States will continue to be focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur until we have been able to successfully implement INTERCEPT and demonstrate that it is economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

Aduro Biotech

We maintain an investment in Aduro Biotech, Inc., or Aduro, historically carried under the cost basis of accounting and carried at zero on our unaudited condensed consolidated balance sheets. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market under the symbol “ADRO”. At the time of Aduro’s initial public offering, our preferred shares in Aduro converted to 396,700 shares of common stock. The initial public offering price was $17.00 per share. As a result of the initial public offering, we no longer account for the investment in Aduro under the cost basis of accounting but reflect the investment as an available-for-sale security on our consolidated balance sheet. We will adjust the investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax.

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

Equity and Debt Agreements

Cantor

On March 21, 2014, we entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, which we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co. or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. At June 30, 2015, we had approximately $22.5 million of common stock available to be sold under the Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. The third tranche of $10.0 million, or Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon our achieving trailing six months’ revenue at a specified threshold, or Revenue Event. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. London Interbank Offered Rate, or LIBOR in effect three business days prior to the applicable funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2015. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

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

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Revenue	$8,830	$8,601	$229	3%	$16,522	$16,467	$55	0%

Revenue increased slightly during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily as a result of higher unit sales volume of our disposable platelet and plasma system kits, partially offset by the deterioration in the Euro relative to the U.S. dollar in 2015 as compared to 2014 of approximately 19% for three and six months ended June 30, relative to the corresponding prior periods as most revenue has been invoiced and transacted in Euro, and accordingly reported revenues is in U.S. dollars.

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

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs, and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Cost of revenue	$7,028	$4,752	$2,276	48%	$11,742	$8,909	$2,833	32%

Cost of revenue increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. These increases were primarily the result of higher unit sales volume coupled with inventory produced during periods of less favorable foreign currency exchange rates, and increased obsolescence and manufacturing charges in the current period.

Our realized gross margin on product sales was 20% during the three months ended June 30, 2015, down from 45% during the three months ended June 30, 2014. Our realized gross margin on product sales was 29% during the six months ended June 30, 2015, down from 46% during the six months ended June 30, 2014. The decrease in gross margins on sales was primarily due to the deterioration in the Euro relative to the U.S. dollar on current period cost of revenues which were recorded at foreign exchange rates in effect at the time the inventory was purchased. In addition, increased obsolescence and manufacturing charges resulted in the overall decrease in gross margins for three and six months ended June 30, 2015, relative to the corresponding prior periods.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Research and development	$5,213	$4,722	$491	10%	$10,794	$9,364	$1,430	15%

Research and development expenses increased during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily due to increased costs associated with pursuing potential label claim extensions for the platelet and plasma systems and conducting our IDE studies in 2015.

We anticipate our research and development spending will continue to increase over the near term as we attempt to accelerate and complete enrollment in our Phase III chronic anemia clinical trial in Europe and as we undertake research and development activities, including additional in vitro studies, to potentially expand our label claims in the United States and further develop additional configurations or redesigns of our existing products, including a full or partial redesign of the INTERCEPT illuminator. In addition, we have undertaken and plan to perform certain additional clinical development in the U.S. which would result in further increased research and development spending. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Selling, general and administrative	$12,063	$10,080	$1,983	20%	$23,781	$18,316	$5,465	30%

Selling, general, and administrative expenses increased during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily due to increased spending related to general corporate services activities for the U.S. launch of our plasma and platelet products.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Amortization of intangible assets	$51	$51	$—	0%	$101	$101	$—	0%

Amortization of intangible assets remained flat during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014.

We expect that the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Non-Operating (Expense) Income, Net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, interest earned from our short-term investment portfolio, and other non-operating gains and losses.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
(Loss) gain from revaluation of warrant liability	$(2,707)	$3,491	$(6,198)	(178)%	$3,589	$12,525	$(8,936)	(71)%
Foreign exchange gain (loss)	499	(25)	524	(2,096)%	(614)	(4)	(610)	15,250%
Interest expense	(301)	(34)	(267)	785%	(556)	(84)	(472)	562%
Other income, net	27	27	—	0%	29	54	(25)	(46)%

Total non-operating (expense) income, net	$(2,482)	$3,459	$(5,941)	(172)%	$2,448	$12,491	$(10,043)	(80)%

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

We recorded a $2.7 million non-cash loss from the revaluation of the warrant liability during the three months ended June 30, 2015, compared to a $3.5 million non-cash gain during the three months ended June 30, 2014, and a $3.6 million non-cash gain during the six months ended June 30, 2015, compared to a $12.5 million non-cash gain during the six months ended June 30, 2014.

Foreign exchange (loss) gain

We recorded a foreign exchange gain during the three months ended June 30, 2015, compared to a foreign exchange loss during the three months ended June 30, 2014, primarily attributable to favorable foreign currency variations between the Euro and U.S. dollar. Foreign exchange loss increased during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily attributable to unfavorable foreign currency variations between the Euro and U.S. dollar.

Other income, net

Other income, net remained flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and decreased slightly for the six months ended period over period, primarily as a result of higher Delaware Franchise tax costs period over period.

Interest expense

Interest expense increased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement (see Debt section below), which we entered into on June 30, 2014 and June 15, 2015, compared to the credit facility that was outstanding in the prior periods.

Provision for Income Taxes

For the three months ended June 30, 2015, we recorded a tax benefit of $2.0 million and for the three months ended June 30, 2014, we recorded a tax provision of approximately $40,000. For the six months ended June 30, 2015, we recorded a tax benefit of $2.0 million and for the six months ended June 30, 2014, we recorded a tax provision of $0.1 million. The tax benefits recognized during the three and six months ended June 30, 2015 are the result of intra period allocation rules associated with the unrealized increase in the fair value of our investment in Aduro. These tax benefits are partially offset by the tax provision recorded in other comprehensive income which is also associated with the increased value of our Aduro investment.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2015.

As of June 30, 2015, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At June 30, 2015, we had cash and cash equivalents of $35.1 million, compared to $22.8 million at December 31, 2014. We had $87.9 million of short-term investments at June 30, 2015, and $28.5 million at December 31, 2014. We also had total indebtedness under our Term Loan Agreement of approximately $19.9 million at June 30, 2015, and $9.9 million at December 31, 2014. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. In addition, at June 30, 2015, the Company’s short-term investments included $12.0 million related to the Company’s investment in Aduro.

Operating Activities

Net cash used in operating activities was $30.5 million during the six months ended June 30, 2015, compared to $19.4 million during the six months ended June 30, 2014. The increase in net cash used in operating activities was primarily related to the level of cash spent for development activities for our red blood cell program, support of our IDE studies, and selling and administrative expenses related to the U.S. commercial launch of our platelet and plasma systems. Also impacting this increase in net cash used in operating activities were changes in working capital resulting from a net decrease in the combined total for our accounts payable and accrued liabilities due to of the timing of payments and increased activities, and a decrease in accounts receivable collections during the six months ended June 30, 2015, as compared to the corresponding period in 2014.

Investing Activities

Net cash used in investing activities was $48.0 million for the six months ended June 30, 2015, compared to $5.4 million net cash provided by investing activities during the six months ended June 30, 2014. The period-over-period change was primarily the result of investing the proceeds from our January 2015 public offering, offset by fewer capital expenditures during the six months ended June 30, 2015, as compared to the corresponding period in 2014.

Financing Activities

Net cash provided by financing activities was $90.7 million during the six months ended June 30, 2015, compared to $13.1 million during the six months ended June 30, 2014. The increase in net cash provided by financing activities was primarily due to the proceeds received from common stock sales related to our January 2015 public offering. The net proceeds from this offering were approximately $75.3 million, net of underwriting discounts and other issuance costs. This was further increased by our drawdown of Term Loan B of $10.0 million in June 2015, and by higher proceeds from our warrant exercises and equity incentive plans during the six months ended June 30, 2015, as compared to the corresponding period in 2014.

Working Capital

Working capital increased to $122.2 million at June 30, 2015, from $45.7 million at December 31, 2014, primarily due to increases in short term investments due to the investment of funds from the January 2015 public offering and our equity investment in Aduro common stock resulting from Aduro’s initial public offering in April 2015, coupled with a decrease in the fair value of our warrant liability.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs associated with planning, enrolling and completing the ongoing studies under our IDEs and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Contractual Commitments

The following summarizes our contractual commitments at June 30, 2015:

	Total	< 1 year	1-3 years	4-5 years	After 5 years
Minimum purchase requirements	$6,891	$5,001	$1,890	$—	$—
Debt	24,640	3,868	12,915	7,857	—
Operating leases	2,007	945	889	173	—
Other commitments	670	179	287	204	—

Total contractual obligations	$34,208	$9,993	$15,981	$8,234	$—

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2019, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. In June 2013 we entered into a lease for additional space in Concord. The lease initially had a two-year term with four two-year options we may renew, the first of which we exercised in March 2015. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord, California lease, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At June 30, 2015, we had an outstanding liability of $0.6 million related to these leasehold improvements. Our agreements with Fresenius require us to pay royalties on sales of the INTERCEPT Blood System at rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Such royalties are calculated based on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. The third tranche of $10.0 million, Term Loan C, will be available from July 1, 2015 through December 31, 2015, contingent upon our achieving the Revenue Event. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the applicable funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through December 2015 followed by forty-two months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than November 30, 2015, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. We paid the lender a $0.2 million commitment fee related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and is being amortized to interest expense using the effective interest method over the life of the Term Loans. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2015. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

Our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve the Revenue Event, which condition we may not be able to meet, which could adversely affect our liquidity. In addition, although we expect to borrow the final $10.0 million from Term Loan C, subject to achievement of the Revenue Event, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. As a result of Aduro’s IPO in April 2015, our common shares of Aduro are designated as available-for-sale securities and classified as Level 1 in the fair value hierarchy using its stock price in the market. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2015 or the year ended December 31, 2014. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The ASU’s effective date for us will be the first quarter of fiscal year 2018, using one of two retrospective application methods. We have not selected a transition method and are currently assessing the potential effects of this ASU on our unaudited condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for us in fiscal year 2016. Early adoption is permitted. We are currently assessing the future impact of this ASU on our unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” This ASU will be effective for us in fiscal year 2017. Early adoption is permitted. We are currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that, due to reported material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and as described below, our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting. Except as described above under “Previously Reported Material Weaknesses,” there were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives; however, as noted above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of June 30, 2015.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by the economic austerity programs implemented in European countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including the United States, commercial use of our products is not yet subject to reimbursement by governmental or commercial third party payors for health care services and may never be subject to reimbursement. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

We may never achieve a profitable level of operations. Our research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have only recently been approved in the United States and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the commercial launch of the platelet and plasma systems in the United States, we expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval study and the ongoing studies under our IDEs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and completing chemistry, manufacturing and control, or CMC, activities to support a potential CE Mark submission for our red blood cell system in Europe, which is planned for the second half of 2016, which costs could be substantial and could extend the period during which we expect to operate at a loss.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. For instance, in Europe, our label permits storage of platelets treated with the INTERCEPT Blood System in both storage solution as well as suspended in 100% plasma, both of which are common practices with the preparation of conventional platelet components. Our approved label from the FDA for the platelet system only permits storage in platelet additive solutions, which may result in limited market adoption in the United States. If we are unable to provide sufficient data to the FDA or if the FDA requires us to collect and provide more data to support a label expansion request to include platelets suspended in 100% plasma, market acceptance of our products may be delayed or negatively impacted and our growth prospects would be delayed or materially and adversely affected.

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

Outside the United States, regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, and Singapore and elsewhere, may require, among other requirements, that our products be widely adopted commercially in Europe and the United States, or approved by the FDA, before they are considered for approval or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the United States, Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the United States, blood centers will be required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

Our products are a novel technology in the United States and blood centers and clinicians have little to no experience with pathogen reduction systems. Further, we have no prior experience commercializing products in the United States. We may be unable to develop and maintain an effective and qualified U.S.–based commercial organization or educate blood centers or clinicians. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our platelet and plasma systems in the United States.

Our ability to generate significant revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the United States. As a company, we have no prior experience in commercializing any products in the United States. We are also still in the process of establishing a U.S. based sales and marketing organization. For example, we will need to retain our medical science liaisons team, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we will need to commit significant additional management and other resources in order to maintain our MSL team and grow and sustain our sales and marketing organization. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the United States. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we will need in the future. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the United States.

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

We also have contracts with other third-party suppliers, including Ash Stevens for the manufacture of amotosalen, our proprietary compound for inactivating pathogens that is used in our platelet and plasma systems; Purolite, and separately, Porex, for the manufacture of components of the compound adsorption devices used in our platelet and plasma systems; and NOVA for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are currently our sole qualified suppliers for such components.

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

In the event that alternate manufacturers are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate sources of supply to Fresenius, NOVA, or other suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. Fresenius is not obligated to provide support for development and testing of improvements or changes we may make to the INTERCEPT Blood System. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. We cannot assure you that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms more favorable to us than those that we currently have with our manufacturers. Many of the existing agreements we have with suppliers contain provisions that we have been operating under for an extended period of time, including pricing. Should we enter into agreements or amend agreements with any manufacturer with less favorable terms, including pricing, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our products may be impacted.

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

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Most of these laws apply to not only the actions taken by us, but also actions taken by our distributors or other third party agents. We have limited knowledge and control over the business practices of our distributors and agents, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs associated with planning, enrolling and completing the ongoing studies under our IDEs and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Our loan and security agreement with Oxford Finance provides for up to $30.0 million in term loans due on June 1, 2019, of which $20.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve a certain revenue threshold, which condition we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine. In addition, our executive employment agreements, change of control severance benefit plan and equity incentive plans and agreements thereunder provide for certain severance benefits in connection with a change of control of us, including single-trigger equity vesting acceleration benefits with respect to outstanding stock options, which could increase the costs to a third party acquirer and/or deter such third party from acquiring us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(3)	Specimen Stock Certificate.

4.2(4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of 2010 Warrant to Purchase Common Stock.

10.1*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.2*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: August 7, 2015	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(3)	Specimen Stock Certificate.

4.2(4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5(6)	Form of 2010 Warrant to Purchase Common Stock.

10.1*	Amended and Restated 2008 Equity Incentive Plan, effective June 10,2015.

10.2*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10,2015.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Compensatory plan.