Form 10-Q
period 2015-09-30
CERUS CORP
filed 2015-11-06
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 23, 2015, there were 97,138,029 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2015 (Unaudited)	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$50,795	$22,781
Short-term investments	48,968	28,513
Investment in marketable equity securities	7,684	—
Accounts receivable	5,646	5,493
Inventories	12,842	14,956
Prepaid expenses	1,535	1,210
Other current assets	953	1,932

Total current assets	128,423	74,885
Non-current assets:
Property and equipment, net	3,712	3,781
Goodwill	1,316	1,316
Intangible assets, net	991	1,142
Restricted cash	623	508
Other assets	123	144

Total assets	$135,188	$81,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,813	$9,882
Accrued liabilities	8,108	8,444
Accrued taxes	818	—
Deferred revenue - current	306	376
Debt - current	1,449	—
Warrant liability	2,424	10,485

Total current liabilities	19,918	29,187
Non-current liabilities:
Debt - non-current	18,407	9,872
Deferred income taxes	127	115
Other non-current liabilities	1,215	1,081

Total liabilities	39,667	40,255

Commitments and contingencies
Stockholders’ equity:
Common stock	97	80
Additional paid-in capital	673,653	583,416
Accumulated other comprehensive income (loss)	4,827	(31)
Accumulated deficit	(583,056)	(541,944)

Total stockholders’ equity	95,521	41,521

Total liabilities and stockholders’ equity	$135,188	$81,776

(1)	The financial information in this column was derived from audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$8,045	$10,362	$24,567	$26,829
Cost of revenue	5,560	5,689	17,302	14,598

Gross profit on revenue	2,485	4,673	7,265	12,231

Operating expenses:
Research and development	7,689	7,250	18,483	16,614
Selling, general and administrative	10,932	8,724	34,713	27,040
Amortization of intangible assets	50	50	151	151

Total operating expenses	18,671	16,024	53,347	43,805

Loss from operations	(16,186)	(11,351)	(46,082)	(31,574)

Non-operating (expense) income, net:
Gain from revaluation of warrant liability	1,109	1,738	4,698	14,263
Foreign exchange loss	(10)	(941)	(624)	(945)
Interest expense	(505)	(249)	(1,061)	(333)
Other income, net	7	52	36	106

Total non-operating income, net	601	600	3,049	13,091

Loss before income taxes	(15,585)	(10,751)	(43,033)	(18,483)
Provision (benefit) for income taxes	95	8	(1,921)	90

Net loss	$(15,680)	$(10,759)	$(41,112)	$(18,573)

Net loss per share:
Basic	$(0.16)	$(0.14)	$(0.43)	$(0.25)
Diluted	$(0.17)	$(0.16)	$(0.48)	$(0.44)
Weighted average shares outstanding used in the calculation of net loss per share:
Basic	96,864	75,194	95,347	73,407
Diluted	97,605	76,103	96,340	75,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(15,680)	$(10,759)	$(41,112)	$(18,573)
Other comprehensive (losses) gains:
Unrealized (losses) gains on available-for-sale investments, net of taxes of ($1,700) and $2,852 for the three and nine months ended September 30, 2015	(2,654)	(17)	4,858	(18)

Comprehensive loss	$(18,334)	$(10,776)	$(36,254)	$(18,591)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(41,112)	$(18,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229	989
Stock-based compensation	4,912	3,764
Gain from revaluation of warrant liability	(4,698)	(14,263)
Non-cash interest expense	230	65
Deferred income taxes	12	19
Loss on disposal of fixed assets	—	3
Tax benefit from other unrealized gain on available-for-sale securities	(2,034)	—
Changes in operating assets and liabilities:
Accounts receivable	(153)	(1,241)
Inventories	1,970	(632)
Other assets	802	(2,860)
Accounts payable	(3,085)	(1,555)
Accrued liabilities	(375)	2,728
Deferred revenue	(42)	379

Net cash used in operating activities	(42,344)	(31,177)

Investing activities
Capital expenditures	(561)	(2,033)
Purchases of investments	(78,261)	(14,807)
Proceeds from maturities of investments	57,444	17,305
Proceeds from sales of certain other assets	—	50
Restricted cash	(115)	—

Net cash (used in) provided by investing activities	(21,493)	515

Financing activities
Net proceeds from equity incentive plans and warrants	6,609	10,269
Net proceeds from public offering	75,327	6,849
Proceeds from loans, net of discount	10,000	9,848
Repayment of debt	(85)	(3,446)

Net cash provided by financing activities	91,851	23,520

Net increase (decrease) in cash and cash equivalents	28,014	(7,142)
Cash and cash equivalents, beginning of period	22,781	29,485

Cash and cash equivalents, end of period	$50,795	$22,343

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any future periods.

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

Reclassifications

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentations. Previously the Company had presented the amortization of premium and accretion of any discount resulting from the purchase of fixed income securities as a component of “Interest expense” on the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company has reclassified approximately $0.1 million and $0.3 million, respectively, of the amortization of premium resulting from the purchase of fixed income securities as a component of “Other income, net” on the unaudited condensed consolidated statements of operations. This reclassification had no impact on net loss, total assets or total stockholders’ equity.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured. The Company’s source of revenues for the three and nine months ended September 30, 2015 and 2014, was revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

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

Investments

Investments with original maturities of greater than three months, primarily corporate debt, U.S. government agency securities and marketable equity securities of Aduro Biotech, Inc. (“Aduro”), are designated as available-for-sale and classified as short-term investments, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale securities were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company reports the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and non-equity short-term investments are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments are investment grade and carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2015, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At September 30, 2015, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

Concentrations of credit risk with respect to trade receivables exist. On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company establishes an allowance for doubtful accounts against the accounts receivable on its unaudited condensed consolidated balance sheets and records a charge on its unaudited condensed consolidated statements of operations as a component of selling, general and administrative expenses. At September 30, 2015 and December 31, 2014, the Company had not recorded any reserves for potentially uncollectible accounts.

The Company had two and one customer that accounted for more than 10% of the Company’s outstanding trade receivables at each of September 30, 2015 and December 31, 2014, respectively. These customers cumulatively represented approximately 42% and 36% of the Company’s outstanding trade receivables at September 30, 2015 and December 31, 2014, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2015 and December 31, 2014, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems disposable kits generally have a two-year shelf life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured before being sold to and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2015 and December 31, 2014, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or market value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s unaudited condensed consolidated statements of operations. At September 30, 2015 and December 31, 2014, the Company had $1.3 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense as incurred. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of zero and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. Capitalized software costs associated with the enterprise resource planning system are being amortized over the estimated useful life of five years.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2015 and 2014.

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

The fair value of outstanding warrants is calculated using the Black-Scholes model and was adjusted accordingly at the end of each reporting period.

Changes resulting from the revaluation of warrants to fair value are recorded in “Gain from revaluation of warrant liability” on the unaudited condensed consolidated statements of operations. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from a liability to stockholders’ equity on the Company’s unaudited condensed consolidated balance sheets and no further adjustment to the fair value would be made in subsequent periods.

See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. The Company continues to carry a full valuation allowance on all of its deferred tax assets. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s US federal and California tax years through 2014 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

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

Certain potential dilutive securities were excluded from the dilution calculation for the three and nine months ended September 30, 2015 and 2014, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(15,680)	$(10,759)	$(41,112)	$(18,573)
Effect of revaluation of warrant liability	(1,109)	(1,738)	(4,698)	(14,263)

Adjusted net loss used for diluted calculation	$(16,789)	$(12,497)	$(45,810)	$(32,836)

Denominator:
Basic weighted average number of shares outstanding	96,864	75,194	95,347	73,407
Effect of dilutive potential shares	741	909	993	2,030

Diluted weighted average number of shares outstanding	97,605	76,103	96,340	75,437

Net loss per share:
Basic	$(0.16)	$(0.14)	$(0.43)	$(0.25)
Diluted	$(0.17)	$(0.16)	$(0.48)	$(0.44)

The table below presents shares underlying stock options that are excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average number of anti-dilutive potential shares:
Stock options	7,068	12,032	6,223	11,737

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims are probable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims and did not carry a warranty claim liability at September 30, 2015 and December 31, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The ASU’s effective date for the Company will be the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition retrospective application method and is currently assessing the potential effects of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Money market funds and equity investments are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

To estimate the fair value of Level 2 marketable debt securities as of September 30, 2015, the Company’s primary service utilizes inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and United States government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset, a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$42,169	$42,169	$—	$—
Corporate debt securities (2)	18,965	—	18,965	—
United States government agency securities (2)	30,003	—	30,003	—
Marketable equity securities (3)	7,684	7,684	—	—

Total financial assets	$98,821	$49,853	$48,968	$—

Warrant liability (4)	$2,424	$—	$—	$2,424

Total financial liabilities	$2,424	$—	$—	$2,424

(1)	Included in cash and cash equivalents on the Company’s unaudited condensed consolidated balance sheets.
(2)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(3)	Included in investment in marketable equity securities on the Company’s unaudited condensed consolidated balance sheets.
(4)	Included in current liabilities on the Company’s unaudited condensed consolidated balance sheets.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$3,912	$3,912	$—	$—
Corporate debt securities (2)	26,088	—	26,088	—
United States government agency securities (2)	3,426	—	3,426	—

Total financial assets	$33,426	$3,912	$29,514	$—

Warrant liability (3)	$10,485	$—	$—	$10,485

Total financial liabilities	$10,485	$—	$—	$10,485

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheets.
(2)	Included in short-term investments on the Company’s consolidated balance sheets, except for approximately $1.0 million of corporate debt securities that are included in cash and cash equivalents on the Company’s consolidated balance sheets.
(3)	Included in current liabilities on the Company’s consolidated balance sheets.

A reconciliation of the beginning and ending balances for warrant liability using significant unobservable inputs (Level 3) from December 31, 2014 to September 30, 2015, was as follows (in thousands):

Balance at December 31, 2014	$10,485
Decrease in fair value of warrants	(4,698)
Settlement of warrants exercised	(3,363)

Balance at September 30, 2015	$2,424

See Notes 1 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation techniques and unobservable inputs for warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$42,169	$—	$—	$42,169
United States government agency securities	30,000	3	—	30,003
Corporate debt securities	18,973	3	(11)	18,965
Aduro equity securities	—	7,684	—	7,684

Total available-for-sale securities	$91,142	$7,690	$(11)	$98,821

The following is a summary of available-for-sale securities at December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Loss	Fair Value
Money market funds	$3,912	$—	$3,912
United States government agency securities	3,427	(1)	3,426
Corporate debt securities	26,118	(30)	26,088

Total available-for-sale securities	$33,457	$(31)	$33,426

Available-for-sale debt securities at September 30, 2015 and December 31, 2014, consisted of the following by original contractual maturity (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$91,142	$91,137	$27,752	$27,727
Greater than one year and less than five years	—	—	5,705	5,699

Total available-for-sale debt securities	$91,142	$91,137	$33,457	$33,426

As of September 30, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment losses.

The Company did not record any gross realized gains from the sale or maturity of available-for-sale securities during the three months ended September 30, 2015 and recorded minimal gross realized gains from the sale or maturity of available-for-sale securities during the nine months ended September 30, 2015. The Company recorded minimal gross realized gains from the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2014. The Company did not record any gross realized losses from the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2015 and 2014.

Note 4. Inventories

Inventories at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Work-in-process	$3,859	$2,222
Finished goods	8,983	12,734

Total inventories	$12,842	$14,956

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and nine months ended September 30, 2015, the Company did not dispose of or recognize additional goodwill. The Company performed its annual review of goodwill on August 31, 2015, and noted no impairment as of that date. As of September 30, 2015, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2015 (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,026)	$991

Total intangible assets	$2,017	$(1,026)	$991

The following is a summary of intangible assets, net at December 31, 2014 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(875)	$1,142

Total intangible assets	$2,017	$(875)	$1,142

The Company recognized $0.05 million and $0.15 million in amortization expense related to intangible assets for each of the three and nine months ended September 30, 2015 and 2014. During the three and nine months ended September 30, 2015 and 2014, there were no impairment charges recognized related to the acquired intangible assets.

At September 30, 2015, the expected annual amortization expense of the intangible assets, net is less than $0.1 million for the remaining three months of 2015, $0.2 million annually beginning with the year ending December 31, 2016 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 6. Marketable Equity Investments

The Company held an investment in preferred shares of Aduro which it had historically accounted for under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select

Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounts for the investment in Aduro under the cost basis of accounting. The Company now reflects the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s unaudited condensed consolidated balance sheet (Note 2) and will adjust the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax.

Note 7. Accrued Liabilities

Accrued liabilities at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued compensation and related costs	$4,046	$3,951
Accrued professional services	2,277	2,123
Accrued inventory costs	92	870
Accrued customer costs and deposits	413	385
Accrued insurance premiums	583	264
Other accrued expenses	697	851

Total accrued liabilities	$8,108	$8,444

Note 8. Debt

Debt at September 30, 2015, consisted of the following (in thousands):

	September 30, 2015
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$20,000	$(144)	$19,856
Less: debt - current	(1,512)	63	(1,449)

Debt - non-current	$18,488	$(81)	$18,407

Debt at December 31, 2014, consisted of the following (in thousands):

	December 31, 2014
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$(128)	$9,872
Less: debt - current	—	—	—

Debt - non-current	$10,000	$(128)	$9,872

Principal and interest payments on debt at September 30, 2015, are expected to be as follows * (in thousands):

Year ended December 31,	Principal	Interest	Total
2015	$—	$349	$349
2016	3,050	1,352	4,402
2017	6,428	980	7,408
2018	6,892	517	7,409
2019	3,630	1,474	5,104

Total	$20,000	$4,672	$24,672

*	Unless interest only period extends to December 31, 2016, as described below.

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche can be drawn and the interest-only period for all advances under the Term Loan Agreement. The Company determined that the Term Loan Agreement Amendment resulted in a modification. As a result, the Term Loan will continue to be accounted for by using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. As amended, the third tranche of $10.0 million (“Term Loan C”) would be available, subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold (the “Revenue Event”), from the date of the achievement of the Revenue Event, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. London Interbank Offered Rate, or LIBOR in effect three business days prior to the funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn, payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at September 30, 2015.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2020, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. In June 2013, the Company entered into a new lease for additional space in Concord. The lease initially had a two-year term with four two-year options for the Company to renew, the first of which the Company exercised in March 2015 and obligates the Company to make rent payments for the remaining three months of 2015 of less than $0.1 million and $0.2 million and $0.1 million in 2016 and 2017, respectively. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its unaudited condensed consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements at one of its facilities in Concord, California. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the lease. If the Company exercises its right to early terminate the Concord, California lease under which such improvements were made, which may occur at any time hereafter, the Company would be required to repay for any remaining portion of the landlord financed leasehold improvements at such time. At September 30, 2015, the Company had an outstanding liability of $0.5 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.4 million was reflected in “Other non-current liabilities” on the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the 2010 Warrants were recorded on the consolidated balance sheets as a liability pursuant to ASC Topic 480-10“Distinguishing Liabilities from Equity” and adjusted to fair value at each financial reporting date thereafter until the earlier of exercise, expiration or modification to remove the provisions which require the warrants to be treated as a liability, at which time, these warrants would be reclassified into stockholders’ equity. The Company classified the 2010 Warrants as a liability as these warrants contain certain provisions that, under certain circumstances, may be out of the Company’s control, and could require the Company to pay cash to settle the exercise of the warrants or may require the Company to redeem the warrants.

The fair value of the 2010 Warrants at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
2010 Warrants	$2,424	$10,485

The fair value of the Company’s 2010 Warrants was based on an option valuation model using the following assumptions at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
2010 Warrants:
Expected term (in years)	0.11	0.86
Estimated volatility	61%	55%
Risk-free interest rate	0.02%	0.25%
Expected dividend yield	0%	0%

The Company recorded non-cash gains of $1.1 million and $1.7 million during the three months ended September 30, 2015 and September 30, 2014, respectively, and non-cash gains of $4.7 million and $14.3 million during the nine months ended September 30, 2015 and 2014, respectively, in “Gain from revaluation of warrant liability” on its unaudited condensed consolidated statements of operations due to the changes in fair value of the warrants. Significant changes to the Company’s market price for its common stock will impact the implied and/or historical volatility used to calculate the fair value the 2010 Warrants. Any significant increases in the Company’s stock price will likely create an increase in the fair value of warrant liability. Similarly, any significant decreases in the Company’s stock price will likely create a decrease in the fair value of warrant liability. During the three months and nine months ended September 30, 2015, 175,000 and 1,544,123 shares of common stock were issued, respectively, in connection with the exercise of outstanding 2010 Warrants. As of September 30, 2015, 2010 Warrants to purchase approximately 1.8 million shares of common stock were outstanding.

Sales Agreement

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to an aggregate of $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2015, the Company had no sales of its common stock under the Amended Cantor Agreement. At September 30, 2015, the Company had approximately $22.5 million of common stock available to be sold under the Amended Cantor Agreement.

Note 11. Stock-Based Compensation

The Company maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”).

The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. The Company continues to have equity awards outstanding under its previous stock plans: 1998 Non-Officer Stock Option Plan and 1999 Equity Incentive Plan (collectively, the “Prior Plans”). Equity awards issued under the Prior Plans continue to adhere to the terms of those respective stock plans and no further options may be granted under those previous plans. However, at June 2, 2008, any shares that remained available for future grants under the Prior Plans became available for issuance under the 2008 Plan. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. At September 30, 2015, the Company had an aggregate of approximately 21.7 million shares of its common stock reserved for issuance under the Amended 2008 Plan and the Prior Plans, of which approximately 14.5 million shares were subject to outstanding options and other stock-based awards, and approximately 7.2 million shares were available for future issuance under the Amended 2008 Plan.

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At September 30, 2015, the Company had 1.7 million shares of its common stock available for future issuance under the Purchase Plan.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2014	11,323	$4.13
Granted	3,628	4.57
Forfeited	(155)	4.73
Expired	(41)	6.57
Exercised	(308)	2.91

Balances at September 30, 2015	14,447	4.25

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and employee stock purchase plan rights. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, the Company’s expected stock price volatility, the risk-free interest rate and expected dividends. The Company recognizes the grant-date fair value of the stock award as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures.

Stock-based compensation recognized on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense by caption:
Research and development	$332	$281	$954	$740
Selling, general and administrative	1,402	1,197	3,958	3,024

Total stock-based compensation expense	$1,734	$1,478	$4,912	$3,764

Note 12. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. During the three months ended September 30, 2015, the Company recorded unrealized losses of $2.7 million, net of taxes, on its investments in available-for-sale securities in other comprehensive income. During the nine months ended September 30, 2015, the Company recorded unrealized gains of $4.9 million, net of taxes, on investments in available-for-sale securities in other comprehensive income. As a result, for the three months ended September 30, 2015, the Company recorded tax expense of $0.1 million and tax benefits of $1.9 million for the nine months ended September 30, 2015.

Note 13. Development and License Agreements

Agreements with Fresenius

The Company had an agreement with Fresenius that required the Company to pay royalties on future INTERCEPT Blood System product sales at royalty rates that vary by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. During the three months ended September 30, 2015 and 2014, the Company made royalty payments to Fresenius of $0.7 million and $0.6 million, respectively. During each of the nine months ended September 30, 2015 and 2014, the Company made royalty payments to Fresenius of $1.9 million. At both September 30, 2015 and December 31, 2014, accrued royalties due to Fresenius were $0.7 million.

Through December 31, 2013, the Company and Fresenius operated under a supply agreement (the “Original Supply Agreement”) for the manufacture of the Company’s platelet and plasma systems. Under the Original Supply Agreement, the Company paid Fresenius a set price per kit, which was established annually, plus a fixed surcharge per kit. In addition, volume driven manufacturing overhead was to be paid or refunded if actual manufacturing volumes were lower or higher than the estimated production volumes.

In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius was obligated to sell, and the Company was obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits was purchased from Fresenius, the Company was able to purchase additional quantities of disposable kits from other third-party manufacturers. The 2013 Amendment also provided for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. In addition, the 2013 Amendment required the Company to purchase additional specified annual volumes of sets per annum if and when an additional Fresenius manufacturing site was identified and qualified to make INTERCEPT disposable kits subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius was also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices. During the three and nine months ended September 30, 2015, the Company sold $0.5 million and $1.5 million, respectively, of such components to Fresenius. During the three and nine months ended September 30, 2014, respectively, the Company sold $2.2 million and $6.0 million of such components to Fresenius. The Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying unaudited condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. In October 2015, the Company entered into an Amended and Restated Manufacturing and Supply Agreement with Fresenius, which amends and restates the 2013 Amendment and Original Supply Agreement (see Note 15).

The Company made payments to Fresenius of $3.0 million and $4.3 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2015 and 2014, respectively, and $12.5 million and $13.9 million during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, accrued amounts due to Fresenius were $1.8 million and $5.1 million, respectively, for INTERCEPT disposable kits manufactured. At September 30, 2015 and December 31, 2014, amounts due from Fresenius were $0.4 million and $1.3 million, respectively.

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

The Company had the following significant customer that accounted for more than 10% of the Company’s total product revenue, which operates in a country outside of the United States of America, during the three and nine months ended September 30, 2015 and 2014 (in percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Etablissement Francais du Sang	27%	30%	26%	26%

Note 15. Subsequent Event

Agreement with Fresenius

In October 2015, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “2015 Agreement”) with Fresenius, which amends and restates the 2013 Amendment and Original Supply Agreement. Under the 2015 Agreement, Fresenius continues to be obligated to sell and the Company is obligated to purchase finished disposable kits for the Company’s platelet and plasma systems and the INTERCEPT Blood System for Red Blood Cells (the “RBC Sets”). The 2015 Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed, and are subject to certain adjustments, including for market pricing, changes in the relevant producer price index (as published by the U.S. Bureau of Labor Statistics), cost increase or decrease in raw materials and other components and other relevant factors.

The 2015 Agreement also contemplates that the Company and Fresenius will jointly fund certain specified initiatives focused on the implementation of automation, installation of new equipment, capacity expansion and cost reduction. The Company is also required to make certain milestone payments, subject to achievement of certain contractually defined events. Fresenius has also agreed to identify and qualify a second manufacturing facility if production volumes under the 2015 Agreement exceed certain specified thresholds. In addition, under the 2015 Agreement, the Company is no longer required to make royalty payments to Fresenius (see Note 13) for the sale of products after June 30, 2015. The initial term of the Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may occur in future periods.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete development and testing of additional configurations of our products, our need for additional financing, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete certain of our product components’ commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, and on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Although we have begun the combined commercial launch of the plasma and platelet systems in the United States and have announced the first customer contracts for the sale of the INTERCEPT Blood System for platelets and plasma, we do not expect to recognize meaningful revenues from sales in the United States in 2015, and our commercial activities for 2015 in the United States will continue to be focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur until we have been able to successfully implement INTERCEPT and demonstrate that it is economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States (“CIS”) and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

Aduro Biotech

We held an investment in preferred shares of Aduro which we had historically accounted for under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering, our preferred shares in Aduro converted to 396,700 shares of common stock. The initial public offering price was $17.00 per share. As of September 30, 2015, the fair value of Aduro’s common stock was $19.37 per share. As a result of the initial public offering, we no longer account for the investment in Aduro under the cost basis of accounting but reflect the investment as an available-for-sale security on our consolidated balance sheet. We adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax.

Fresenius

Through June 30, 2015, we paid royalties to Fresenius Kabi AG, or Fresenius, on INTERCEPT Blood System product sales under certain agreements that arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal Inc., or Fenwal (Fenwal was subsequently acquired by Fresenius in 2012), at rates that varied by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Fresenius has assumed Fenwal’s rights and obligations under those agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

In November 2013, we amended our manufacturing and supply agreement, or 2013 Agreement, with Fresenius with the new terms effective January 1, 2014. Under the 2013 Agreement, Fresenius was obligated to sell, and we were obligated to purchase up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits was purchased from Fresenius, we were able to purchase additional quantities of disposable kits from other third-party manufacturers. The amended terms also provided for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. In addition, the 2013 Agreement required us to purchase additional specified annual volumes of sets if and when an additional Fresenius manufacturing site was identified and qualified to make INTERCEPT disposable kits, subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius was also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and compound adsorption devices from us at fixed prices.

In October 2015, we entered into an Amended and Restated Manufacturing and Supply Agreement, or the 2015 Agreement, with Fresenius, which amends and restates the 2013 Amendment. Under the 2015 Agreement, Fresenius continues to be obligated to sell and we are obligated to purchase finished disposable kits for our platelet and plasma systems, and the INTERCEPT Blood System for Red Blood Cells, or RBC Sets. The 2015 Agreement permits us to purchase platelet and plasma systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed, and are subject to certain adjustments, including for market pricing, changes in the relevant producer price index (as published by the U.S. Bureau of Labor Statistics), cost increase or decrease in raw materials and other components and other relevant factors.

The 2015 Agreement also contemplates that we and Fresenius will jointly fund certain specified initiatives focused on the implementation of automation, installation of new equipment, capacity expansion and cost reduction. We are also required to make certain milestone payments, subject to achievement of certain contractually defined events. Fresenius has also agreed to identify and qualify a second manufacturing facility if production volumes under the 2015 Agreement exceed certain specified thresholds. In addition, under the 2015 Agreement, we are no longer required to make royalty payments to Fresenius (see Note 13) for the sale of products after June 30, 2015. The initial term of the Agreement extends through July 1, 2025 and is automatically renewed thereafter for additional two year renewal terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the initial term or (ii) one year written notice prior to the expiration of any renewal term. The Company and Fresenius each have customary termination rights, including termination for material breach.

While we and Fresenius recently entered into the 2015 Agreement, in the event that Fresenius refuses or is unable to continue operating under the 2015 Agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

Likewise, if we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Equity and Debt Agreements

Cantor

On March 21, 2014, we entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, which we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co. or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. At September 30, 2015, we had approximately $22.5 million of common stock available to be sold under the Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche can be drawn and the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, or Term Loan C, would be available, subject to our achievement of consolidated trailing six months’ revenue at a specified threshold, or the Revenue Event, from the date on which the Revenue Event is achieved, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. London Interbank Offered Rate, or LIBOR in effect three business days prior to the applicable funding date. All of the Term Loans mature on June 1, 2019. Following the Amendment to Term Loan Agreement, we are required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2015. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

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

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Revenue	$8,045	$10,362	$(2,317)	(22)%	$24,567	$26,829	$(2,262)	(8)%

Revenue decreased during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, primarily as a result of the deterioration in the Euro relative to the U.S. dollar of approximately 16% and 18% for three and nine months ended September 30, 2015, respectively, compared to the corresponding prior periods since most of our revenue has been invoiced and transacted in Euro and we report revenues in U.S. dollars. Lower unit sales volume of our disposable platelet system kits also contributed to the decrease in revenues during the three months ended September 30, 2015, primarily due to the timing of fulfilled orders during the three months ended September 30, 2015, and sales declines in CIS territories. The decrease in revenue during the nine months ended September 30, 2015, was partially offset by higher unit sales volume of our disposable platelet system kits.

We anticipate revenue for both our platelet and plasma systems will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales. However, continued deterioration in the Euro relative to the U.S. dollar and headwinds in Russia and the CIS markets would continue to adversely impact product revenue. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System inventory sold, royalties payable to Fresenius for product sales, provisions for obsolete, slow-moving and unsalable product, certain order fulfillment costs, and to the extent applicable, costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Cost of revenue	$5,560	$5,689	$(129)	(2)%	$17,302	$14,598	$2,704	19%

Cost of revenue slightly decreased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily the result of lower unit sales volume and inventory produced during periods of more favorable foreign currency exchange rates, partially offset by increased obsolescence and manufacturing charges in the current period. Cost of revenue increased during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase was primarily the result of higher unit sales volume and increased obsolescence and manufacturing charges in the current period, partially offset by inventory produced during periods of more favorable foreign currency exchange rates.

Our gross margin on product sales was 31% during the three months ended September 30, 2015, down from 45% during the three months ended September 30, 2014. Our gross margin on product sales was 30% during the nine months ended September 30, 2015, down from 46% during the nine months ended September 30, 2014. The decrease in gross margins on sales was primarily due to the deterioration in the Euro relative to the U.S. dollar on current period revenues, partially offset by the impact on cost of revenues which were recorded at foreign exchange rates in effect at the time the inventory was purchased. In addition, period charges for outdated product resulted in the overall decreases in gross margins for three and nine months ended September 30, 2015, relative to the corresponding prior periods.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Research and development	$7,689	$7,250	$439	6%	$18,483	$16,614	$1,869	11%

Research and development expenses increased during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, primarily due to increased costs associated with pursuing potential label claim extensions for the platelet systems in the U.S., conducting our IDE studies in 2015 and development activities for our red blood cell program.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval study and the ongoing studies under our IDEs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and completing chemistry, manufacturing and control, or CMC, activities to support a potential CE Mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Selling, general and administrative	$10,932	$8,724	$2,208	25%	$34,713	$27,040	$7,673	28%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, primarily due to increased spending related to general corporate activities associated with the U.S. launch of our plasma and platelet products.

We anticipate our selling, general, and administrative spending to increase over the next twelve months, as we continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing and medical science liaisons to educate hospitals and physicians on our products.

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

Amortization of intangible assets remained flat during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change		2015	2014	Change
Gain from revaluation of warrant liability	$1,109	$1,738	$(629)	(36)%	$4,698	$14,263	$(9,565)	(67)%
Foreign exchange loss	(10)	(941)	931	(99)%	(624)	(945)	321	(34)%
Interest expense	(505)	(249)	(256)	103%	(1,061)	(333)	(728)	219%
Other income, net	7	52	(45)	(87)%	36	106	(70)	(66)%

Total non-operating income, net	$601	$600	$1	0%	$3,049	$13,091	$(10,042)	(77)%

Gain from revaluation of Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. In August 2014, all 2.4 million warrants issued in August 2009 were exercised. As of September 30, 2015, 1.8 million warrants issued in November 2010 were outstanding. The fair value of the November 2010 outstanding warrants, which uses the Black-Scholes model, is classified as a liability on our unaudited condensed consolidated balance sheets and is adjusted at each subsequent reporting period, until such time the instruments are exercised or otherwise modified to remove the provisions which require this treatment. Upon the exercise or modification to remove the provisions which require the warrants to be treated as a liability, the fair value of the warrants will be reclassified from liabilities to stockholders’ equity and no further adjustment to the fair value would be made in subsequent periods. Further changes in stock price will result in similar adjustment as needed.

We recorded a $1.1 million non-cash gain from the revaluation of the warrant liability during the three months ended September 30, 2015, compared to a $1.7 million non-cash gain during the three months ended September 30, 2014, and a $4.7 million non-cash gain during the nine months ended September 30, 2015, compared to a $14.3 million non-cash gain during the nine months ended September 30, 2014.

Foreign exchange (loss) gain

We recorded negligible foreign exchange losses of less than $0.1 million during the three months ended September 30, 2015, compared to foreign exchange losses of $0.9 million during the three months ended September 30, 2014. We recorded $0.6 million foreign exchange losses during the nine months ended September 30, 2015, compared to $0.9 million foreign exchange losses during the nine months ended September 30, 2014.

Other income, net

Other income, net decreased during the three and nine months ended September 30, 2015 compared to the three months and nine months ended September 30, 2014, primarily as a result of higher Delaware Franchise tax costs period over period.

Interest expense

Interest expense increased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, primarily due to larger outstanding debt balance under our Term Loan Agreement (see Debt section below).

Provision for Income Taxes

For the three months ended September 30, 2015, we recorded a tax expense of $0.1 million and for the three months ended September 30, 2014, we recorded a tax expense of approximately $0.01 million. For the nine months ended September 30, 2015, we recorded a tax benefit of $1.9 million and for the nine months ended September 30, 2014, we recorded a tax expense of $0.1 million. The tax expense and benefit recognized during the three and nine months ended September 30, 2015, is the result of intra-period allocation rules associated with the unrealized changes in the fair value of our investment in Aduro. These tax benefits are partially offset by the tax provision recorded in other comprehensive income which is also associated with the increased value of our Aduro investment.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2015.

As of September 30, 2015, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At September 30, 2015, we had cash and cash equivalents of $50.8 million, compared to $22.8 million at December 31, 2014. We had $56.7 million of short-term investments at September 30, 2015, and $28.5 million at December 31, 2014. We also had total indebtedness under our Term Loan Agreement of approximately $19.9 million at September 30, 2015, and $9.9 million at December 31, 2014. Our cash equivalents consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. In addition, at September 30, 2015, our short-term investments included $7.7 million related to our investment in Aduro.

Operating Activities

Net cash used in operating activities was $42.3 million during the nine months ended September 30, 2015, compared to $31.2 million during the nine months ended September 30, 2014. The increase in net cash used in operating activities was primarily related to the level of cash spent for development activities for our red blood cell program, support of our IDE studies, and selling and administrative expenses related to the U.S. commercial launch of our platelet and plasma systems. Also impacting this increase in net cash used in operating activities were changes in working capital resulting from a net decrease in the combined total for our accounts payable and accrued liabilities due to the timing of payments and increased activities, partially offset by an increase in accounts receivable collections during the nine months ended September 30, 2015, as compared to the corresponding period in 2014.

Investing Activities

Net cash used in investing activities was $21.5 million for the nine months ended September 30, 2015, compared to $0.5 million net cash provided by investing activities during the nine months ended September 30, 2014. The period-over-period change was primarily the result of investing the proceeds from our January 2015 public offering, offset by fewer capital expenditures during the nine months ended September 30, 2015, as compared to the corresponding period in 2014.

Financing Activities

Net cash provided by financing activities was $91.9 million during the nine months ended September 30, 2015, compared to $23.5 million during the nine months ended September 30, 2014. The increase in net cash provided by financing activities was primarily due to the proceeds received from our January 2015 public offering of common stock. The net proceeds from this offering were approximately $75.4 million, net of underwriting discounts and other issuance costs. Net cash provided from financing activities was further increased by our drawdown of Term Loan B of $10.0 million in June 2015.

Working Capital

Working capital increased to $108.5 million at September 30, 2015, from $45.7 million at December 31, 2014, primarily due to increases in short term investments due to the investment of funds from the January 2015 public offering, our drawdown of Term Loan B of $10.0 million in June 2015, and our equity investment in Aduro common stock resulting from Aduro’s initial public offering in April 2015, coupled with a decrease in the fair value of our warrant liability.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Commitments

The following summarizes our contractual commitments at September 30, 2015:

	Total	< 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$7,882	$4,836	$3,046	$—	$—
Debt	24,672	2,899	14,817	6,956	—
Operating leases	1,893	926	806	161	—
Other commitments	1,392	937	287	168	—

Total contractual obligations	$35,839	$9,598	$18,956	$7,285	$—

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2020, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. In June 2013 we entered into a lease for additional space in Concord. The lease initially had a two-year term with four two-year options we may renew, the first of which we exercised in March 2015. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. If we exercise our right to early terminate the Concord, California lease, we would be required to pay for any remaining portion of the landlord financed leasehold improvements at such time. At September 30, 2015, we had an outstanding liability of $0.5 million related to these leasehold improvements. The agreements we had with Fresenius at September 30, 2015, imposed a royalty on sales of the INTERCEPT Blood System at rates that varied by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Such royalties were calculated based on future product sales and are therefore not provided for in the table above. On October 19, 2015, we entered into an amended and restated manufacturing and supply agreement with Fresenius, pursuant to which we are no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. The table above does not include commitments resulting from the 2015 Agreement with Fresenius that was entered into in October 2015.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million, from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche can be drawn and the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, or Term Loan C, would be available, subject to our achievement of the Revenue Event, from the date on which the Revenue Event is achieved, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the funding date. All of the Term Loans mature on June 1, 2019. We are required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2015. All principal and interest payments related to Term Loan have been included in the table above.

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

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. As a result of Aduro’s IPO in April 2015, our common shares of Aduro are designated as an available-for-sale marketable security and classified as Level 1 in the fair value hierarchy using its stock price in the market to determine fair value. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2015 or the year ended December 31, 2014. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The ASU’s effective date for us will be the first quarter of fiscal year 2018, using one of two retrospective application methods. We have not selected a transition method and are currently assessing the potential effects of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for us in fiscal year 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for us in fiscal year 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that, due to reported material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and as described below, our disclosure controls and procedures were not effective as of September 30, 2015.

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

We are in the process of remediating our material weaknesses. In this regard, we are in the process of developing specific controls to: (i) provide reasonable assurance that inventory is valued under a first-in-first-out basis and utilizes appropriate historical foreign exchange rates at the time inventory is purchased if still on hand at each balance sheet date and further to ensure that product sold during any reporting period is recorded under appropriate first-in-first-out accounting at historical rates; and (ii) modify and expand our internal controls over timely and accurate identification of adjustments to accruals based on information received after the balance sheet date. The successful remediation of these material weaknesses will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting as of December 31, 2015. As we continue these remediation efforts, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above. Once the new controls are placed in operation for a sufficient period of time, we will subject the new controls procedures to appropriate tests, in order to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting. Except as described above under “Previously Reported Material Weaknesses,” there were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives; however, as noted above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of September 30, 2015.

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

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets and plasma in the United States, and our inability to successfully commercialize the INTERCEPT Blood System in the United States would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain customers that attempt to optimize collection practices in order to produce the highest volume of transfusable units with those collections may view adoption of INTERCEPT as detrimental to their processing yield and therefore revenue potential. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or efficacy.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Such uncertainty may limit the market adoption of our products.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by the economic austerity programs implemented in European countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including in the United States for in-patient treatment, commercial use of our products is not yet subject to reimbursement by governmental or commercial third party payors for health care services and may never be subject to reimbursement. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

Decisions on product adoption in England are centralized with the National Blood Service, or NHSBT, which has implemented bacterial detection testing for platelets instead of pathogen reduction. In September, 2015, we submitted a proposal to the NHSBT for the treatment of platelets using the INTERCEPT platelet system. We also understand that a separate tender process for bacterial detection testing was issued at the same time. It is likely that the NHSBT will make a single decision for their operations, choosing either bacterial detection testing or pathogen reduction. There is no certainty that the NHSBT will choose pathogen reduction over bacterial detection testing or that if pathogen reduction is chosen, that INTERCEPT would be chosen technology. In addition, decision timelines have been published regarding the outcome of the tenders, there is no assurance that the NHSBT will make a final decision to adopt either bacterial detection or pathogen reduction within those timelines, if ever. In Japan, the Japanese Red Cross controls a significant majority of blood transfusions and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen reduction of blood over a number of years and has yet to make a formal determination to adopt any pathogen reduction approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes, which may not be economically or technologically feasible for us to accomplish.

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have only been approved in the United States since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the commercial launch of the platelet and plasma systems in the United States, we expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval study and the ongoing studies under our IDEs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and completing chemistry, manufacturing and control, or CMC, activities to support a potential CE Mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economies and credit and financial markets, including the sovereign debt crisis in certain countries in Europe, disruptions due to political instability, economies and currencies largely effected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue currently comes from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the current political conflict stemming from tensions in the Ukraine have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the European Union, United States or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted.

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

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay or preclude regulatory approval and commercialization. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. Regulatory agencies weigh the potential risks of using our pathogen reduction products against the incremental benefits, which may be difficult or impossible to quantify.

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

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Development of the red blood cell system and completion of CMC activities may take many years to complete and failure can occur any time during the process. Any failure or delay in completing the development and CMC activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development and CMC activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

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

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development and CMC activities to support an anticipated CE mark submission planned for the second half of 2016, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system for a few years, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, a successful outcome with potentially more safety data in the ongoing Phase III chronic anemia clinical trial may also be required for our red blood cell system to achieve broad market acceptance. Failure to enroll sufficient patients and generate a body of data in chronic patients may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. As part of our development and CMC activities, we will need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe and may have to complete additional activities prior to receiving regulatory approvals in the United States. Many of these activities may require capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential customers may object to working with a potent chemical, like S-303, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system.

Platelet and Plasma Systems

In 2007, we obtained a CE mark approval (extended in 2012) from European Union regulators for our platelet system and will need to obtain an extension every five years. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law.

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

In December 2014, the FDA approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Also in December 2014, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We are conducting in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In this regard, we submitted a premarket approval application, or

PMA, supplement to the FDA to seek approval of an expanded label claim to support platelets suspended in 100% plasma. We have received questions from the FDA regarding our PMA supplement to support platelets suspended in 100% plasma. If we are unable to answer the FDA’s satisfactorily or timely, we may have to resubmit the PMA supplement which would cause a significant and possibly long-term approval delay. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

As a condition to the FDA approval of the platelet systems, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and jeopardize our ability to complete the study in a timeframe acceptable to the FDA. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet and/or plasma systems. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

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

Any of these actions, in combination or alone, could prevent us from selling our products and harm our business. In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements, or changing regulatory requirements, may significantly and adversely affect our ability to successfully commercialize and generate additional revenues from our platelet and plasma systems or any future products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to continue to generate revenues from the sale of our platelet and plasma systems, our potential for achieving operating profitability will be diminished and the need for additional capital to fund our operations will be increased.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we will likely need to redesign the illuminators used in the platelet and plasma systems. In addition, in order to address the entire market in the United States, we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets suspended in 100% plasma, triple dose collections and random donor platelets. We are conducting in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In this regard, we submitted a PMA supplement to the FDA to seek approval of an expanded label claim to support platelets suspended in 100% plasma. We have received questions from the FDA regarding our PMA supplement to support platelets suspended in 100% plasma. If we are unable to answer the FDA’s satisfactorily or timely, we may have to resubmit the PMA supplement which would cause a significant and possibly long-term approval delay. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the United States, Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the United States. We have recently begun building out our commercial organization in the United States and as a result our team based in the United States has limited to no experience selling and marketing our platelet and plasma systems. We will need to maintain and may need to increase our competence in a number of functions, including sales, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with United States, European Union, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, with some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013 and 2014, we experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners who we feel are capable of improved performance relative to their predecessors. Because the new distribution partners have limited experience marketing and selling our products, we cannot be certain that any new distribution partners will perform better than their predecessors. In other territories, we have transitioned to a Cerus direct sales model. We believe this transition will provide us with an opportunity to gain visibility into customer expectations and adoption criteria. Implementing such changes may be disruptive to customers or our operations and may negatively impact the volume of INTERCEPT disposable kit sales in future periods if our assumptions are incorrect. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense and our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

In October 2015, we amended and restated our manufacturing and supply agreement with Fresenius. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet, plasma and red blood cell kits from Fresenius with certain exceptions permitted. The initial term of the amended agreement extends through July 1, 2025, and is automatically renewed thereafter for additional two year renewal terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the initial term or (ii) one year written notice prior to the expiration of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits which would harm our business. Disruptions to our supply chain as a result of any potential ensuing protests, strikes or other work-stoppages would be detrimental to our business and operating results. While we and Fresenius recently entered into the amended agreement, in the event Fresenius refuses or is unable to continue operating under the amended agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

We also have contracts with other third-party suppliers, including Ash Stevens for the manufacture of amotosalen, our proprietary compound for reducing pathogens that is used in our platelet and plasma systems; Purolite, and separately, Porex, for the manufacture of components of the compound adsorption devices used in our platelet and plasma systems; and NOVA for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are currently our sole qualified suppliers for such components.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain customers require, and potential future customers may require, product with a minimum shelf life. As a result, we may need to manufacture sufficient product to meet that forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. Certain customers may require product with a minimum shelf life remaining prior to shipment. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs or reduced gross margins.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the European Union member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission, or EC, to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, a recent judgment of the European Court of Justice that invalidated the EC decision on the United States safe harbor has increased uncertainty around the adequacy of these legal mechanisms. This means that it will no longer be possible to transfer personal data from the EU to entities in the United States that rely on safe harbor certification as a legal basis for the transfer of such data. In addition, data protection authorities from the different EU member states may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. If we fail to comply with applicable data privacy laws, or if the legal mechanisms we rely upon to allow for the transfer of personal data from the EEA or Switzerland to the United States (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. Further, a proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration. The proposed EU Data Protection Regulation, if adopted, is expected to introduce new data protection requirements and substantial fines for breaches of the data protection rules. When the draft EU Data Protection Regulation is adopted, it may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

In addition, the scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. U.S. federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any U.S. federal or state or foreign regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive. Compliance with these and other changing regulations will increase our costs and may require increasing management attention.

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

In order to address the entire market in the United States, Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the United States, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an optimized approach for safety and economics. In the United States, our platelet system is currently only approved for apheresis collections and for use with platelets suspended in a storage solution. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, platelets suspended in 100% plasma, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. For example, we are conducting in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In this regard, we submitted a PMA supplement to the FDA to seek approval of an expanded label claim to support platelets suspended in 100% plasma. We have received questions from the FDA regarding our

PMA supplement to support platelets suspended in 100% plasma. If we are unable to answer the FDA’s satisfactorily or timely, we may have to resubmit the PMA supplement which would cause a significant and possibly long-term approval delay. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

These alternative strategies may be more effective in reducing certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A and E viruses, which our products have not demonstrated an ability to inactivate, or human parvovirus B-19, which is also a non-lipid-enveloped virus, for which our products have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market adoption of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer, more cost effective or easier to implement and incorporate into existing blood processing procedures than INTERCEPT Blood System products. In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE marks for its system for both platelets and plasma. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and has recently completed a clinical trial of its whole blood system in Ghana, receiving a class II CE mark. Terumo’s products may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete with their products and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

Octapharma AG received FDA approval in January 2013 to sell treated fresh frozen plasma for certain indications and is currently commercially available. Should Octapharma enter into exclusive agreements with key customers, our plasma system may encounter market resistance and we will have a more limited market into which we can sell. In addition, we understand that Octapharma recently received approval to sell fresh frozen plasma in France. Octapharma’s entry into the French market may pose a competitive threat to other pathogen reduced plasmas, including INTERCEPT and may in turn limit the potential market available to us in France.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to disruptions to the global credit and financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. Apart from the ongoing studies under our IDEs, we do not plan on conducting any additional randomized controlled clinical trials of the red blood cell, platelet or plasma systems unless and until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

All of the employees of our subsidiary, Cerus Europe B.V., are employed outside the United States, including in France, where labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, one of our manufacturing partners that we are dependent on is located in France and may have employees that are members of unions or represented by a works council as required by law. These more stringent labor and employment laws to the extent that they are applicable, coupled with the requirement to consult with the relevant unions or works’ councils, could increase our operational costs with respect to our own employees and could result in passed through operational costs by our manufacturing partner. If the increased operational costs become significant, our business, financial condition and results of operations could be adversely impacted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5 (6)	Form of 2010 Warrant to Purchase Common Stock.

10.1#	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2**	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Registrant has requested confidential treatment for portions of this exhibit.
**	Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 6, 2015	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

4.5 (6)	Form of 2010 Warrant to Purchase Common Stock.

10.1#	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2**	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(8)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Registrant has requested confidential treatment for portions of this exhibit.
**	Compensatory plan.