Form 10-K
period 2015-12-31
CERUS CORP
filed 2016-03-09
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $422 million. (1)

As of February 26, 2016, there were 99,360,744 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $5.19 per share on June 30, 2015. Excludes 15.5 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2015.

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

•	the ability of our products to inactivate the emerging viruses and other pathogens that we may target in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, and other factors discussed below and under the caption “Risk Factors,” in Item 1A of this Annual Report on Form 10-K. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section titled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Item 1.	Business

Overview

We are a biomedical products company focused on developing and commercializing the INTERCEPT Blood System to enhance blood safety. The INTERCEPT Blood System, which is based on our proprietary technology for controlling biological replication, is designed to reduce blood-borne pathogens in donated blood components intended for transfusion.

Our INTERCEPT Blood System is for use with three blood components: plasma, platelets, and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the United States of America (“U.S.”) and Class III CE marks in the European Union and other jurisdictions that recognize CE mark approval, and are being marketed and sold in a number of countries around the world, including the U.S.; certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. We sell both the platelet and plasma systems using our direct sales force and through distributors. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the United States, we will have difficulties achieving profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In late 2014 and early 2015, we announced that both our U.S. Phase II recovery and lifespan study of the red blood cell system and our European Phase III clinical trial of the red blood cell system for acute anemia patients met their respective primary endpoints. Based on the results of the European Phase III acute anemia clinical trial, we plan to file for CE mark approval of the red blood cell system in the European Union in the second half of 2016.

In order to successfully commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated increased selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

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

Products, Product Candidates and Development Activities

The following table identifies our products, product candidates and product development activities and their current status:

Product or Product Candidate Under Development	Product or Development Status

INTERCEPT Blood System—Platelets	• Commercialized in in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

INTERCEPT Blood System—Plasma	• Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

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

•    European chronic anemia clinical trial ongoing

•    European CE mark submission planned for second half of 2016

•    Further U.S. in vitro studies planned

INTERCEPT Blood System for Platelets and Plasma

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received CE mark approval in Europe and are currently marketed and sold in a number of countries around the world including the U.S., Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and one center has obtained such approval for use of INTERCEPT-treated plasma. Many countries outside of Europe accept the CE mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system.

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete a post-approval haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT treated platelets. The first patient enrolled in that study in December 2015. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

Although we are commercializing the plasma and platelet systems in the U.S. and have announced customer contracts for the sale of the INTERCEPT Blood System for platelets and plasma, our commercial activities for 2016 in the U.S. will continue to be focused on supporting initial customer adoption and implementation. Prior to broader customer adoption in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before making INTERCEPT-treated blood products available to their interstate hospital customers. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of these blood centers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. In addition, in order to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, or triple doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. In addition, we understand that a significant portion of the U.S. blood centers store their platelet components suspended in 100% plasma. Further, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In order to gain FDA approval for a pathogen reduction system compatible with triple dose collections, platelets suspended in 100% plasma, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a premarket application, or PMA ,supplement. In this regard, we submitted a PMA supplement to seek approval of an expanded label claim to support platelets suspended in 100% plasma in the second half of 2015 and we anticipate an FDA decision on the submission by the end of the first quarter of 2016. The remainder of these development activities will increase our costs significantly and may not be successful. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of the platelet system.

We have been performing a Phase I clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and have recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE is limited to pathogen reduction claims that rely on existing clinical data that we have regarding reduction of certain pathogens in donated plasma, and we do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. In addition, we have been performing a separate, expanded use IDE, using INTERCEPT to treat platelet donations in areas of the U.S. that had experienced outbreaks of the chikungunya and dengue viruses. Both of these studies are on-going and are expected to be completed within the next year.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase III clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the trial for chronic anemia. The antibody eventually cleared and the patients had no adverse health consequences. After unblinding the data from the original Phase III clinical trials, we found that we had met the primary end-point in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. There has been no antibody reactivity associated with INTERCEPT-treated red blood cells in any of the subsequent configurations, studies or trials we have completed since modifying the process used in the red blood cell system. Accordingly, we received authorization from European regulators to proceed with Phase III clinical trials for acute anemia and, separately, chronic anemia. Although the Phase III clinical trial of the red blood cell system in Europe for chronic anemia patients is ongoing, we successfully completed the Phase III clinical trial of the red blood cell system for acute anemia patients and plan to submit for CE mark approval of the red blood cell system in the second half of 2016.

In January 2015, we announced that the completed Phase III clinical trial of red blood cells treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery patients met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated red blood cell components, or RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase III clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery patients at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for patients of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No patients exhibited an immune response to INTERCEPT-treated RBCs. Based on the results of this trial, we plan to file for CE mark approval in the European Union in the second half of 2016. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the European Union, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. As part of our development and chemistry, manufacturing and control, or CMC, activities, we will need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe.

In the U.S., we successfully completed a Phase II recovery and lifespan study and we will likely need to undertake additional development activities, including Phase III clinical trials, before we would be able to potentially obtain approval for INTERCEPT-treated RBCs in the U.S. We plan to complete certain other prerequisites, as well as to complete our development and CMC activities and planned CE mark submission, before proposing a Phase III clinical trial protocol for the red blood cell system in support of potential regulatory approval in the United States.

Additional information regarding our interactions with the FDA, and potential future clinical development of the INTERCEPT Blood System in Europe and in the U.S. can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled “Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.”

Information regarding our revenues for the years ended December 31, 2015, 2014 and 2013 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

INTERCEPT Blood System Technology

Both our platelet system and plasma system employ the same technology. Platelet or plasma components collected from blood donors are transferred into plastic INTERCEPT disposable kits and are mixed with our proprietary compound, amotosalen, a small molecule compound that has an affinity for nucleic acid.

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

The ability of amotosalen to form both cross-links between strands of nucleic acid and links to single nucleic acid strands results in a strong chemical bond between the amotosalen and the nucleic acid of the pathogens. The presence of these bonds is designed to prevent replication of the nucleic acid within pathogens, effectively inactivating the pathogens. A high level of inactivation has been demonstrated in a broad range of pathogens studied by us and others in laboratory testing. For instance, INTERCEPT has demonstrated inactivation of a number of single stranded nucleic acid-based viruses such as HIV, hepatitis B, hepatitis C (using a model virus), West Nile, chikungunya and certain influenza viruses.

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

Like the platelet and plasma systems, the red blood cell system is designed to prevent pathogen replication by using a small molecule additive compound to form bonds with nucleic acid in pathogens that may be present in donated red blood cell collections. The red blood cell system is designed to preserve the therapeutic qualities of the red blood cells, which, like platelets and plasma, do not rely on nucleic acid for their therapeutic efficacy. The red blood cell system uses another of our proprietary compounds, amustaline. Unlike the platelet and plasma systems, the chemical bonds from amustaline are not triggered by UVA light, but instead, by the pH level of the red blood cell components. After mixture with the red blood cell components in plastic disposable kits and resulting nucleic-acid bonding, amustalineis designed to rapidly break down into a form that is no longer chemically reactive with nucleic acid. As with the platelet and plasma systems, a high level of inactivation in a broad range of pathogens has been demonstrated with the red blood cell system in the clinical setting. We plan on conducting additional pathogen-inactivation studies of the red blood cell system, broadening our understanding of the pathogens the system may be able to inactivate.

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

We believe that, due to their mechanisms of action, the platelet system, plasma system, and red blood cell system will potentially inactivate blood-borne pathogens that have not yet been tested with our systems, including emerging and future threats to the blood supply. We do not claim, however, that our INTERCEPT Blood System will inactivate all pathogens, including prions, and our inactivation claims are limited to those contained in our product specifications. There can also be no assurance that INTERCEPT will inactivate even those pathogens where claims exist, in every instance or under every processing condition.

Investment in Aduro Biotech

In connection with the agreements to license the immunotherapy technologies to Aduro Biotech Inc., or Aduro, in 2009, we received shares of preferred stock of Aduro, a privately held company at that time. Pursuant to these license agreements, we were eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. For the years ended December 31, 2015, 2014 or 2013, we have not received any royalty payments from Aduro pursuant to these license agreements. We historically accounted for the investment under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering, our preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the our investment became readily determinable and, as a result became a marketable equity security. Therefore, we no longer account for the investment in Aduro under the cost basis method of accounting. We now reflect the investment in Aduro as an available-for-sale security included as an investment in marketable equity securities on our consolidated balance sheet (Note 4) and will adjust the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax. William Greenman, our President and Chief Executive Officer, is a member of the Board of Directors of Aduro in his individual capacity and does not represent our interests.

Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of INTERCEPT Blood System disposable kits and on other contract manufacturers for the production of our inactivation compounds, compound adsorption components of the disposable kits and illuminators used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products or product candidates beyond those that we currently rely on, but we are currently in the process of identifying potential alternate manufacturers. In October 2015, we amended and restated our manufacturing and supply agreement with Fresenius with the new terms effective July 1, 2015. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet, plasma and red blood cell systems from Fresenius for both clinical and commercial use. The amended and restated agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels. The amended and restated agreement also contemplates that we and Fresenius will jointly fund and collaborate on certain specified initiatives focused on new product development or enhancements, potential implementation of automation, installation of new equipment, capacity expansion and cost reduction. We are required to make contributions toward those joint collaboration projects in certain specified installment amounts. In addition, we will make a one-time, lump sum payment, or the Milestone Payment, to Fresenius at the earlier of achievement of certain production volumes or a specified mutually agreed date. Under the amended and restated agreement, we are no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. The term of the amended and restated manufacturing and supply agreement with Fresenius extends through July 1,

2025, and will automatically renew for successive additional two year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach.

Components of compound adsorption devices used in platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. Under our supply agreement with Porex, we are obligated to meet certain annual purchase order requirements. The term of our supply agreement with Porex extends through December 31, 2016. We are party to a development agreement with another manufacturer for the development of compound adsorption devices. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely at least a year away.

We also have contracts with suppliers of raw materials used to make the compound adsorption devices, which includes such companies as Brotech Corporation d/b/a Purolite Company, or Purolite. Our supply agreement with Purolite extends through April 2021.

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

We operate with an amended manufacturing and supply agreement with Ash Stevens, Inc., or Ash Stevens, for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are not subject to minimum annual purchase requirements. However, if specified quantities of amotosalen are not purchased in any year, we are required to pay a maintenance fee of up to $50,000 for such year. We have incurred these maintenance fees in the past. The original term of the amended manufacturing and supply agreement with Ash Stevens extended through December 31, 2015, and has automatically renewed for two years and will continue to automatically renew for successive two year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Ash Stevens. Neither party has delivered notice of its intent to terminate the agreement.

We and our contract manufacturers, including Fresenius and NOVA, purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices and UVA illuminators from a limited number of suppliers. Some of our suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews. For example, we understand that certain plastics used to make INTERCEPT disposable kits will only be available for a finite period of time. As a result, we and our manufacturers have identified alternate plastics but will need to qualify and validate those plastics before we can utilize them in commercial manufacturing.

Marketing, Sales and Distribution

The market for the INTERCEPT Blood System, including the U.S. market, is dominated by a relatively small number of blood collection organizations. Accordingly, there may be an extended period during which some potential U.S.-based customers may first choose to validate our technology or run experience studies themselves before deciding to adopt the system for commercial use, which may never occur. The American Red Cross represents the largest single portion of the blood collection market in the United States. While we believe adoption of the INTERCEPT Blood System will afford the American Red Cross with many benefits, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our multi-year commercial agreement that we and the American Red Cross entered into in February 2016. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. The largest European markets for our products are in Germany, France, and England.

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While obtaining CE marks allow us to sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system and one blood center has received such approval for the plasma system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. This dynamic, in turn, requires us to focus our marketing efforts on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France, and then on a broad-based national supply contract being awarded. In December 2015, we entered into a new two-year framework contract with the EFS to supply platelet and plasma disposable kits. The structure of this contract differs from our previous contract with EFS and we are currently in the process of negotiating a sub-contract to the framework contract which will define prices and volumes. We cannot provide any assurance that terms, including the pricing or committed volumes, if any, of the new sub-contract will be equivalent or superior to the terms under our prior contract. If the final commercial terms of the sub-contract are less favorable than the terms under our prior contract, our financial results may be adversely impacted.

In England, decisions on product adoption are centralized in the National Blood Service, or NHSBT, which collects, tests, processes and supplies blood products to hospitals in England and North Wales. The National Blood Service has implemented and used bacterial detection for platelets for the past several years instead of pathogen inactivation. More recently, the National Blood Service has implemented the INTERCEPT Blood System for platelets in one of its centers for validation of the technology. In July 2015, the National Blood Service issued a public tender to solicit bids for both pathogen inactivation and bacterial detection, to which we responded. In December 2015, the National Blood Service announced that it had terminated the potential tender for pathogen inactivation. We do not know when, if ever, the NHBST will consider adoption of a product for pathogen reduction, including INTERCEPT.

In Japan, the Japanese Red Cross controls a significant majority of blood centers and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen reduction of blood over a number of years and has yet to make a formal determination to adopt any pathogen reduction approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to complete certain product configuration changes, which are currently under development but may not be economically or technologically feasible for us to complete.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third party payors. In many jurisdictions, budget and reimbursement discussions generally occur among blood centers, healthcare facilities such as hospitals, national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, our ability to successfully commercialize our products will depend in part on helping blood centers to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In the United States, the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. In October 2015, the Centers for Medicare & Medicaid Services published a separate reimbursement code and premium pricing for pathogen-reduced platelet and plasma components under the Healthcare Common Procure Coding System, or HCPCS.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, Italy, the Middle East, Latin America, South Africa and Southeast Asia, as well as the People’s Republic of China. Our success in these regions is dependent on our ability to support our distributors and our distributor’s ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements account for a significant amount of our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. For instance, over the course of 2013 and 2014, we implemented several changes designed to improve market penetration in our distributor territories, including by adding additional sales, technical and marketing support, as well as by providing supplementary training to improve the effectiveness of distributor field personnel. In 2014, we began transitioning certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct sales effort, which we believed would provide us with better visibility into and control of sales execution. As a result of these changes, we experienced a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as those distribution partners sold through their disposable kit inventory. In addition, the new distributors and our own direct sales force continue to require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that they will be successful in achieving the same level of operations or proficiency as our previous distributors. We expect that it may take longer for us to be paid with some distributors or customers taking longer to pay invoices than the payment terms we have historically experienced.

Competition

Our products face a wide variety of competition from entities competing directly with alternative pathogen reducing technologies for platelets and/or plasma, as well as from entities developing and selling diagnostic screening products to detect and prevent contaminated products from being transfused, and from process and procedural decisions involving blood banking operations including but not limited to shortened shelf-life of blood components. Many of our competitors have mature, well-established products or have other products which are sold to blood centers and many have more commercial resources than we do. In addition, competitors may choose to seek a lower class of approval than our products, which may be easier and less costly for them to maintain and may be perceived as sufficient by the marketplace. We believe that the INTERCEPT Blood System has certain competitive advantages over competing blood-borne pathogen reduction methods that are either on the market or in development. The INTERCEPT Blood System is designed for use in blood centers, which allows for integration with current blood collection, processing and storage procedures. Certain competing products currently on the market, such as solvent detergent-treated plasma, use centralized processing that takes blood products away from the blood center in order to be treated at a central facility before being shipped back out to the blood centers or hospitals for ultimate transfusion, which may result in higher costs.

In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued Class II CE marks for such system for both platelets and plasma. We understand that Terumo BCT also developed a pathogen reduction system for whole blood, receiving a class II CE mark. Terumo BCT’s product candidates, if successful, may offer competitive advantages over our INTERCEPT Blood System.

In the United States, INTERCEPT-treated plasma faces competition from Octapharma AG, which received approval from the FDA to begin selling treated fresh frozen plasma, as well as from diagnostic and testing companies currently approved for the detection of pathogens in donated blood products, including bacterial and viral pathogens. Our platelet product faces competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2015, we owned approximately 12 issued or allowed U.S. patents and approximately 87 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2016 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2018 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

We are aware of a U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we infringe this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages, cease the use and sale of our platelet and plasma systems and/or obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Further discussion of the factors impacting our intellectual property and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled “We may not be able to protect our intellectual property or operate our business without infringing intellectual property rights of others.”

Seasonality

Our business is dependent on the marketing and commercialization of the INTERCEPT Blood System to customers such as blood banks, hospitals, distributors and other health care providers that have a need for a pathogen reduction system to treat blood products for transfusion. Since we have not experienced purchasing patterns from our customers based on seasonal trends, we do not expect seasonality to have a material effect on our business, although purchasing patterns and inventory levels can fluctuate.

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval for two-year shelf lives. Illuminators and replacement parts do not have regulated expiration dates. We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our consolidated balance sheet, may potentially take over one year to complete production before being utilized in finished disposable kits. In 2014, we began selling certain levels of work-in-process to Fresenius, somewhat mitigating the impact on our consolidated balance sheet. We maintain inventory based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

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

	Year Ended December 31,
	2015	2014	2013
Etablissement Francais du Sang	23%	25%	17%
Grifols	*	*	18%

*	Represents an amount less than 10% of product revenue.

To date, we have not experienced collection difficulties from these customers. For additional details about these customers for the years ended December 31, 2015, 2014 and 2013, as well as information regarding our net revenues by geographical location and location of our long-lived assets, see Note 17 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development efforts. We have incurred total research and development expenses of $25.6 million, $21.8 million and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As we look ahead, we anticipate that the regulatory submission processes amendments to our PMA applications for the platelet system in the United States, will require continued investment in research and development activities, as will our ongoing clinical, development and CMC work for our red blood cell system. In addition, we plan to continue spending on new product development and enhancements to our illumination device which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2015, 2014 and 2013.

Government Regulation

We and our products are comprehensively regulated in the United States by the FDA and by comparable governmental authorities in other jurisdictions.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we redesigned the illuminator used in the platelet and plasma systems. We also understand that we will have to qualify and validate certain new plastics in the platelet and plasma systems. We will need to seek regulatory approval of the redesigned illuminator and plastics. Should we be unable to obtain approval, our operations and financial results will be adversely affected. In addition, in order to address the entire market in the United States, we will need to develop and test additional configurations of the platelet system, including to make the platelet system compatible with platelets suspended in 100% plasma, triple dose collections and random donor platelets. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems.

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

We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims.

CBER is the center within the FDA principally responsible for regulating the INTERCEPT Blood System. In addition to regulating our blood safety products, CBER also regulates the blood collection centers and would regulate any blood products that they prepare using the INTERCEPT Blood System. Prior to broader customer adoption in the United States, U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from CBER before making INTERCEPT-treated blood products available to their interstate hospital customers. Additionally, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may result in further delay of customer adoption in the United States. We plan to work with U.S.-based blood centers to support these activities as any delay in obtaining these licenses would adversely impact our ability to sell products in the United States.

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

Employees

As of December 31, 2015, we had 176 employees, 48 of whom were engaged in research and development and 128 in selling, general and administrative activities. Of the 128 employees engaged in selling, general, and administrative activities, 43 were employed by our European subsidiary, Cerus Europe B.V. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

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

Financial Information

Our financial information including our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity, consolidated statements of cash flows, and the related footnotes thereto, can be found under “Financial Statement Schedules” in Part IV of this Annual Report on Form 10-K.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the United States market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the United States in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage and although the INTERCEPT Blood System is now commercially available in the United States, we have no prior experience commercializing any products in the United States and we may be unable to commercialize the INTERCEPT Blood System in the United States successfully or in a timely manner, or at all. Based on our experience in foreign jurisdictions, potential customers in the United States may first choose to validate our technology or conduct experience studies of the INTERCEPT Blood System, among other activities, prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood

System to those customers for the portion of their business involved in interstate commerce. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the United States. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the United States, we may never generate substantial revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

Our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the United States will depend on our ability to:

•	achieve market acceptance and generate product sales through execution of sales agreements on commercially reasonable terms;

•	enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third party suppliers;

•	create market demand for the INTERCEPT Blood System through our education, marketing and sales activities;

•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;

•	expand the labeled indications of use for the INTERCEPT Blood System and/or design, develop and test new product configurations;

•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions;

•	comply with other U.S. healthcare regulatory requirements.

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

•

the amount available for reimbursement pursuant to codes we have obtained under the Healthcare Common Procure Coding System, or HCPCS, and pricing for outpatient use of INTERCEPT-treated blood components;

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs, for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain customers that attempt to optimize collection practices in order to produce the highest volume of transfusable units with those collections may view adoption of INTERCEPT as detrimental to their processing yield and therefore revenue potential. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

We have been operating a Phase I clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and have recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE is limited to pathogen reduction claims that rely on existing clinical data that we have regarding reduction of certain pathogens in donated plasma, and we do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. This may negatively impact a customer’s desire to adopt INTERCEPT in those countries where addressing the Ebola virus outbreak is a primary concern.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. In addition, there is a risk that further studies that we or others may conduct, including the post-approval study we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination with hospital suppliers and our customers, the blood centers, which in-turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the United States.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including in the United States for in-patient treatment, commercial use of our products is not yet subject to reimbursement by governmental or commercial third party payors for health care services and may never be subject to specific reimbursement. In the United States, we only recently obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under the new HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the United States is highly concentrated and dominated by a small number of blood collection organizations. In the United States, the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers.

In December 2015, we entered into a new two-year framework agreement with the Établissement Français du Sang, or the EFS, to supply platelet and plasma disposable kits. The structure of this contract differs from our previous contract with EFS and we are currently in the process of negotiating a sub-contract to the framework agreement which will define prices and volumes. We cannot provide any assurance that the terms, including the pricing or committed volumes, if any, of the new sub-contract will be equivalent or superior to the terms under our prior contract. If the final commercial terms of the sub-contract are less favorable than the terms under our prior contract, our financial results may be adversely impacted.

Decisions on product adoption in England are centralized with the National Blood Service, or NHSBT, which has implemented bacterial detection testing for platelets instead of pathogen reduction. In September, 2015, we submitted a proposal to the NHSBT for the treatment of platelets using the INTERCEPT platelet system. We also understand that a separate tender process for bacterial detection testing was issued at the same time. In December

2015, the NHSBT announced that it had terminated the potential tender for pathogen inactivation. We do not know when, if ever, the NHSBT will consider adoption of a product for pathogen inactivation, including INTERCEPT.

In Japan, the Japanese Red Cross controls a significant majority of blood transfusions and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen reduction of blood over a number of years and has yet to make a formal determination to adopt any pathogen reduction approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes, which are currently under development but may not be economically or technologically feasible for us to accomplish.

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the United States only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the commercial launch of the platelet and plasma systems in the United States, we expect to incur additional research and development costs associated with new product development, enhancements to existing products, planning, enrolling and completing our required post-approval study and the ongoing studies under our IDEs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and completing chemistry, manufacturing and control, or CMC, activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Healthcare reform in the United States has also placed downward pressure on the pricing of medical products that could have a negative impact on our profit margins.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including the sovereign debt crisis in certain countries in Europe, disruptions due to political instability, economies and currencies largely effected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European

Union, such as the United Kingdom, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue currently comes from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the current political conflict stemming from tensions in the Ukraine have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the European Union, United States or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Outside the United States, regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require, among other requirements, that our products be widely adopted commercially in Europe and the United States, or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the United States, Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the United States, blood centers will be required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system and completion of CMC activities may never occur and failure can occur any time during the process. Any failure or delay in completing the development and CMC activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development and CMC activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the United States. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

In 2003, we terminated Phase III clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase I clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase III clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the acute anemia Phase III clinical trial, with the INTERCEPT Blood System for red blood cells meeting its primary endpoint. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase III clinical trials of our earlier red blood cell system will not be observed in the ongoing chronic anemia Phase III or any future clinical trials of our red blood cell system. In addition, although our recently-completed Phase III clinical trial in acute anemia patients using our modified process met its primary endpoint, we cannot assure you that the same or similar results will be observed in our ongoing Phase III chronic anemia or any potential future clinical trials using our modified process.

We will likely need to successfully conduct and complete a license enabling Phase III clinical trial in the U.S. before the FDA consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of a potential Phase III clinical trial. We currently plan to complete our development and CMC activities and planned CE mark submission, as well as such additional in vitro studies and any other prerequisites, before proposing a Phase III clinical trial protocol to the FDA in support of a potential regulatory approval of the red blood cell system in the United States. There can be no assurance that we will be able to successfully satisfy any such prerequisites, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase III clinical trial.

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development and CMC activities to support an anticipated CE mark submission planned for the second half of 2016, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the European Union, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to enroll sufficient patients and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. As part of our development and CMC activities, we will need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe. In addition, we will likely need to undertake additional development activities, including Phase III clinical trials, prior to receiving potential regulatory approvals in the United States, which may require capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our research and development expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

Platelet and Plasma Systems

In 2007, we obtained a CE mark approval (extended in 2012) from European Union regulators for our platelet system and will need to obtain an extension every five years. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within the Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE mark approval (extended in 2011) from European Union regulators for our plasma system and are in the process of filing a renewal for the approval in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, and Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

In December 2014, the FDA approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Also in December 2014, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In this regard, we submitted a PMA supplement to the FDA to seek approval of an expanded label claim to support platelets suspended in 100% plasma. We have received questions from the FDA regarding our PMA supplement to support platelets suspended in 100% plasma. If our responses to the FDA’s questions prove unsatisfactory, we may have to resubmit the PMA supplement which would cause a significant and possibly long-term approval delay. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

As a condition to the FDA approval of the platelet systems, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

The execution and completion our ongoing IDE studies will continue to result in additional costs, and will require attention and resources from our clinical, regulatory and management teams, which may result in a distraction from our commercialization efforts and other regulatory and clinical programs.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

Should a regulatory agency question a reported adverse event, we may not be able to rule out product failure as the cause, whether or not product failure is the cause of the reported adverse event. If a regulatory agency suspects or discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on use of that product, including requiring withdrawal of the product from the market. Our failure to comply with applicable regulatory requirements could result in enforcement action by regulatory agencies, which may include any of the following sanctions:

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

Any of these actions, in combination or alone, could prevent us from selling our products and harm our business. In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing or changing regulatory requirements may significantly and adversely affect our ability to successfully commercialize and generate additional revenues from our platelet and plasma systems or any future products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to continue to generate revenues from the sale of our platelet and plasma systems, our potential for achieving operating profitability will be diminished and the need for additional capital to fund our operations will be increased.

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

In order to be used in clinical studies or sold in the United States, our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the United States, we will need to obtain approval for additional configurations of the platelet system, including making the platelet system compatible with platelets suspended in 100% plasma, triple dose collections and random donor platelets. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In this regard, we submitted a PMA supplement to the FDA to seek approval of an expanded label claim to support platelets suspended in 100% plasma. We have responded to questions from the FDA regarding our PMA supplement to support platelets suspended in 100% plasma. If our responses to the FDA’s questions prove unsatisfactory, we may have to resubmit the PMA supplement which would cause a significant and possibly long-term approval delay. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the United States. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the large relative size of the American Red Cross, should they deploy INTERCEPT rapidly under our commercial agreement, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with United States, European Union, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, with some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013 and 2014, we experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense and our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

Our products are a novel technology in the United States and blood centers and clinicians have little to no experience with pathogen reduction systems. Further, we have no prior experience commercializing products in the United States. We may be unable to develop and maintain an effective and qualified U.S. – based commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our platelet and plasma systems in the United States.

Our ability to generate significant revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the United States. Even if we are able to achieve market acceptance in the United States or newly commercialized markets, we may provide initial adoption incentives which may negatively impact our reported sales. As a company, we have no prior experience in commercializing any products in the United States and we will need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we will need to retain our medical science liaisons team, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we will need to commit significant additional management and other resources in order to maintain our MSL team and grow and sustain our sales and marketing organization. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the United States. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we will need in the future. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the United States.

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

In October 2015, we amended and restated our manufacturing and supply agreement with Fresenius. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet, plasma and red blood cell kits from Fresenius with certain exceptions permitted. The initial term of the amended agreement extends through July 1, 2025, and is automatically renewed thereafter for additional two year renewal terms, subject to termination by either party upon (i)two years written notice prior to the expiration of the initial term or (ii)one year written notice prior to the expiration of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits which would harm our business. Disruptions to our supply chain as a result of any potential ensuing protests, strikes or other work-stoppages would be detrimental to our business and operating results. While we and Fresenius recently entered into the amended agreement, in the event Fresenius refuses or is unable to continue operating under the amended agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

We also have contracts with other third-party suppliers, including Ash Stevens for the manufacture of amotosalen, our proprietary compound for reducing pathogens that is used in our platelet and plasma systems; Purolite, and separately, Porex, for the manufacture of components of the compound adsorption devices used in our platelet and plasma systems; and NOVA for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are currently our sole qualified suppliers for such components and products.

Our manufacturing and supply agreement with Ash Stevens currently extends through December 31, 2017, and is automatically renewable thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. Although we are not subject to minimum annual purchase requirements under the manufacturing and supply agreement with Ash Stevens, we may be required to pay a maintenance fee of up to $50,000 a year if specified quantities of amotosalen are not purchased in any year. We have incurred these maintenance fees in the past and may incur these maintenance fees in future periods.

Our supply agreement with Porex was amended in December 2014 and now expires on December 31, 2016. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We are party to a development agreement with another manufacturer for the development of compound adsorption devices. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely at least a year away. We entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2016 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers that our contract manufacturers source components and raw materials from may cease production of or providing those components to our contract manufacturers. For example, we understand that certain plastics used to make INTERCEPT disposable kits will only be available for a finite period of time. As a result, we and our manufacturers have identified alternate plastics but will need to qualify and validate those plastics before we can utilize them in commercial manufacturing. Identification and qualification of alternate suppliers will be time consuming and costly. If we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

In the event that alternate manufacturers are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Moreover, the inclusion of components manufactured by new suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. We cannot assure you that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms more favorable to us than those that we currently have with our manufacturers. Many of the existing agreements we have with suppliers contain provisions that we have been operating under for an extended period of time, including pricing. Should we enter into agreements or amend agreements with any manufacturer with less favorable terms, including pricing, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our products may be impacted.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain customers require, and potential future customers may require, product with a minimum shelf life. As a result, we may need to manufacture sufficient product to meet that forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. Certain customers may require product with a minimum shelf life remaining prior to shipment. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we chose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs or reduced gross margins.

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

In order to address the entire market in the United States, Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the United States, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In the United States, our platelet system is currently only approved for apheresis collections and for use with platelets suspended in a storage solution. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, platelets suspended in 100% plasma, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets suspended in 100% plasma, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In this regard, we submitted a PMA supplement to the FDA to seek approval of an expanded label claim to support platelets suspended in 100% plasma. We have responded to questions from the FDA regarding our PMA supplement to support platelets suspended in 100% plasma. If our responses to the FDA’s questions prove unsatisfactory, we may have to resubmit the PMA supplement which would cause a significant and possibly long-term approval delay. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit revenues from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

In addition, we understand that Octapharma received approval to sell fresh frozen plasma in France. Octapharma’s entry into the French market may pose a competitive threat to other pathogen reduced plasmas, including INTERCEPT and may in turn limit the potential market available to us in France.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices. We may be liable if any of our products cause injury, illness or death. Although we will have completed preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval has been received. For example, in cases where we have obtained regulatory approval for our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. For ethical reasons, we cannot conduct human testing to determine whether an individual who receives a transfusion of a blood component containing a pathogen that was inactivated using the INTERCEPT Blood System might show positive results if tested for an antibody against that pathogen. While we believe, based on the clinical experience of our scientists, that the level of inactivated pathogens would likely be too small to induce a detectable antibody response in diagnostic tests, we cannot exclude that a transfused patient might show positive results if tested for an antibody against that pathogen. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products and may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

Our loan and security agreement with Oxford Finance provides for up to $30.0 million in term loans due on June 1, 2019, of which $20.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve a certain revenue threshold, which condition we may not be able to meet and which could adversely affect our liquidity. Before we would consider accessing the final $10.0 million under the loan and security agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. For example, our President of Cerus Europe B.V. and we have entered into a separation agreement. While we have identified and hired an interim general manager as a replacement, we cannot be certain that the new general manager will be able to learn our business timely or at all or successfully maintain or grow our commercial business in Europe, the Middle East or African markets. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us.

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

In addition, our enterprise resource planning system, or ERP System, is extremely complex and impacts a significant number of our business processes. Should we experience unforeseen difficulties with our ERP System, we may experience disruptions to our operations, increased costs in troubleshooting and resolving the issues, and erosion in confidence from customers and employees, any of which could have a material adverse effect on our business and operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. In addition, utilization of NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 of the Internal

Revenue Code of 1986, as amended, or the Code, and similar state provisions, which may result in the expiration of NOL carryforwards before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of a United States patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we infringe this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages, cease the use and sale of our platelet and plasma systems and/or obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Our patents expire at various dates between now and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to United States and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2018 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Product sales of the INTERCEPT Blood System sold outside of the United States are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially affect our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros and other currencies we transact in, our revenues and expenses denominated in Euros or other foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility. As our commercial operations grow globally, our operations are exposed to more currencies and as a result our exposure to foreign exchange risk will grow.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of expanding our commercialization efforts, developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, supply chain activities and reporting capabilities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be unable to assert that our internal controls are effective. For example, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014, because material weaknesses existed in our internal control over financial reporting related to the valuation of our inventory and cost of product revenue and the timeliness and accuracy of recording adjustments to certain accrued liabilities as reported on our consolidated balance sheets and statements of operations. Although we have been able to successfully remediate those internal control deficiencies, to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. This leased facility includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. We also lease a facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current facilities will be adequate for the foreseeable future. The following table summarizes the properties we lease and their location, size, term and primary functions as of December 31, 2015.

Location	Square Footage	Lease Expiration Date	Primary Functions
Concord, CA, United States	36,029	November 2019	Administrative and research
Concord, CA, United States	21,440	July 2017	Sales, administrative, marketing and technical support
Amersfoort, Netherlands	7,300	January 2018	Sales and administrative

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS.” The following table sets forth, for the periods indicated, the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2015:
First Quarter	$7.03	$3.95
Second Quarter	5.70	3.82
Third Quarter	5.87	4.29
Fourth Quarter	6.60	4.27
Year Ended December 31, 2014:
First Quarter	$8.00	$4.76
Second Quarter	5.19	3.74
Third Quarter	4.36	3.48
Fourth Quarter	6.93	3.60

On February 26, 2016, the last reported sale price of our common stock on the Nasdaq Global Market was $5.08 per share. On February 26, 2016, we had approximately 138 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Additionally, any cash dividends declared or paid would require prior written consent under the terms of the loan and security agreement entered on June 30, 2014, with Oxford Finance LLC.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2010, and tracked the performance through December 31, 2015, for (i) our common stock, (ii) the NASDAQ Biotechnology Index, (iii) the NYSE ARCA Biotechnology Index, and (iv) the NASDAQ Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2010	2011	2012	2013	2014	2015
Cerus Corporation	$100.00	$113.82	$128.46	$262.20	$253.66	$256.91
NASDAQ Biotech Index	100.00	111.81	147.48	244.24	327.52	364.93
NYSE ARCA Biotech Index	100.00	84.11	119.22	179.59	265.03	293.92
NASDAQ	100.00	98.20	113.82	157.44	178.53	188.75

(1)	The graph and the other information furnished in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by references to any filing of Cerus Corporation under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

The following table summarizes certain selected financial data for the five years ended December 31, 2015, which has been derived from audited consolidated financial statements. The information presented below may not be indicative of future results and should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Product related:
Revenue	$34,223	$36,416	$39,657	$36,695	$30,602
Cost of revenue	23,464	21,188	22,602	20,616	18,535

Gross profit	10,759	15,228	17,055	16,079	12,067
Government grants and cooperative agreements revenue	—	—	—	91	2,442
Loss from operations	(61,075)	(44,503)	(28,299)	(17,300)	(15,924)
Net loss	(55,868)	(38,755)	(43,337)	(15,917)	(16,982)
Net loss per share:
Basic	$(0.58)	$(0.52)	$(0.64)	$(0.29)	$(0.35)
Diluted	$(0.61)	$(0.61)	$(0.64)	$(0.33)	$(0.35)
Weighted average shares outstanding used for calculating loss per share:
Basic	96,068	74,767	67,569	54,515	48,050
Diluted	96,905	76,534	67,569	55,061	48,050

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash, cash equivalents, short-term investments and investment in marketable equity securities	$107,879	$51,294	$57,676	$26,696	$25,784
Working capital	108,544	45,698	38,730	18,383	18,625
Total assets	139,470	81,776	83,381	48,919	45,367
Long-term obligations	22,810	11,068	1,162	4,199	5,940
Total stockholders’ equity	94,765	41,521	42,795	19,107	18,313

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the year ended December 31, 2015 are not necessarily indicative of results that may occur in future periods.

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

In December 2014, we received approval of our premarket applications, or PMAs, from the United States Food and Drug Administration, or FDA, for the platelet system and the plasma system. The platelet system is approved in the United States for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease or TA-GVHD. The plasma system is approved in the United States for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

We have ongoing studies under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and have recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE is limited to pathogen reduction claims that rely on existing clinical data that we have regarding reduction of certain pathogens in donated plasma, and we do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. In addition, we have another ongoing study under an expanded use IDE, to use INTERCEPT to treat platelet donations in areas of the U.S. that have had outbreaks of the chikungunya and dengue viruses. Both of these studies are ongoing and are expected to be completed within the next year.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. Although we plan to undertake additional development and chemistry, manufacturing and control, or CMC, activities to support an anticipated CE mark submission for the red blood cell system in the second half of 2016, such studies, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. As part of our development and CMC activities, we will need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe and may have to complete additional activities prior to receiving regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products and may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Although we have begun the combined commercial launch of the plasma and platelet systems in the United States and have announced customer contracts for the sale of the INTERCEPT Blood System for platelets and plasma, our commercial activities for 2016 in the United States will continue to be focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur until we have been able to successfully implement INTERCEPT and demonstrate that it is economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

Aduro Biotech

We hold an investment in Aduro Biotech Inc., or Aduro, common stock totaling 396,700 shares. Aduro trades on the NASDAQ Global Select Market, under the symbol “ADRO”. As of December 31, 2015, the fair value of Aduro’s common stock was $28.14 per share. We account for the investment in Aduro as an available-for-sale security on our consolidated balance sheet and adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Prior to Aduro’s IPO in April 2015, we held the investment in Aduro at zero on our consolidated balance sheet.

Fresenius

Through June 30, 2015, we paid royalties to Fresenius Kabi AG, or Fresenius, on INTERCEPT Blood System product sales under certain agreements that arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal Inc., or Fenwal (Fenwal was subsequently acquired by Fresenius in 2012), at rates that varied by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Fresenius assumed Fenwal’s rights and obligations under those agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

In November 2013, we amended our manufacturing and supply agreement with Fresenius with the new terms effective January 1, 2014, which we refer to as the 2013 Agreement. Under the 2013 Agreement, Fresenius was obligated to sell, and we were obligated to purchase up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. Once the specified annual volume of disposable kits was purchased from Fresenius, we were able to purchase additional quantities of disposable kits from other third-party manufacturers. The amended terms also provided for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. In addition, the 2013 Agreement required us to purchase additional specified annual volumes of sets if and when an additional Fresenius manufacturing site was identified and qualified to make INTERCEPT disposable kits, subject to mutual agreement on pricing for disposable kits manufactured at the additional site. Fresenius was also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and compound adsorption devices from us at fixed prices.

In October 2015, we entered into a ten year Amended and Restated Manufacturing and Supply Agreement, or the 2015 Agreement, with Fresenius, which amended and restated the 2013 Agreement. Under the 2015 Agreement, Fresenius continues to be obligated to sell and we are obligated to purchase finished disposable kits for our platelet, plasma and red blood cell systems. The 2015 Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term.

Under the 2015 Agreement, we are no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. Under the 2013 Agreement and 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31st of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize its liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2015, we had accrued $7.8 million (€7.2 million) related to the Manufacturing and Development Payments.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of us related to research and development activities and manufacturing efficiency activities. We allocated $4.8 million to research and development activities and $2.4 million to manufacturing efficiency activities based on their market value. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement.

The initial term of the 2015 Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under 2015 Agreement we shall have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius.

While we and Fresenius recently entered into the 2015 Agreement, in the event that Fresenius refuses or is unable to continue operating under the 2015 Agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

Likewise, if we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. Like most regulated manufacturing processes, our ability to produce our products is dependent on our or Fresenius’ ability to source components and raw materials which may at times be in short demand or obsolete. In such cases, we and/or Fresenius may need to source, qualify and obtain approval for replacement materials or components which would likely prove to be disruptive and consume capital resources sooner than we anticipate.

Equity and Debt Agreements

Cantor

On March 21, 2014, we entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, which we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co. or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70.0 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the years ended December 31, 2015 and 2014, approximately, zero and 4.3 million shares, respectively, of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of zero and $18.6 million, respectively. At December 31, 2015, we had approximately $22.5 million of common stock registered to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche can be drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, or Term Loan C, would be available, subject to our achievement of consolidated trailing six months’ revenue at a specified threshold, or the Revenue Event, from the date on which the Revenue Event is achieved, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C would bear an interest rate calculated at the greater of 6.95%, or 6.72% plus the three month U.S. London Interbank Offered Rate, or LIBOR in effect three business days prior to the Term Loan C funding date. All of the Term Loans mature on June 1, 2019. Following the amendment to Term Loan Agreement, we are required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at December 31, 2015. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

•Revenue—We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition—Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of an agreement with the funding party exists; (ii) services have been rendered or product has been delivered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured.

Revenue related to product sales is generally recognized when we fulfill our obligations for each element of an agreement. For all sales of our INTERCEPT Blood System products, we use a binding purchase order or signed sales contract as evidence of a written agreement. We sell our platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, our contracts with our customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. For revenue arrangements with multiple elements, we determine whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control. Once we determine if the deliverable meets the criteria for a separate unit of accounting, we must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because we have no vendor specific objective evidence or third party evidence for our systems, the allocation of revenue is based on best estimated selling price for the platelet and plasma systems sold. The objective of best estimated selling price is to determine the price at which we would transact a sale, had the product been sold on a stand-alone basis. We determine best estimated selling price for our platelet and plasma systems by considering multiple factors.

Freight costs charged to customers are recorded as a component of revenue under ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs.” Taxes that we invoice to our customers and remit to governments are recorded on a net basis, which excludes such tax from product revenue.

•Inventories—We own certain components of INTERCEPT disposable kits in the form of work-in-process inventory and finished goods, UVA illuminators, and certain replacement parts for our illuminators. While it is not customary for our inventory production cycle to exceed twelve months, our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, could potentially take in excess of one year to complete production before being utilized in finished INTERCEPT disposable kits. We maintain an inventory balance based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory will be consumed in production of finished units in order to sell to existing and prospective customers within the next twelve-month period. We use judgment to factor in lead times for the production of our finished units to meet forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year.

Under the 2015 Agreement with Fresenius, Fresenius is obligated to sell, and we are obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. The amended terms also provided for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. Fresenius is also obligated to purchase and maintain specified inventory levels of our proprietary inactivation compounds and compound adsorption devices from us at fixed prices.

Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or net realizable value. Our platelet and plasma systems’ disposable kits generally have a two-year shelf life from the date of manufacture.

Illuminators and replacement parts do not have regulated expiration dates. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on our consolidated statements of operations.

•Accrued liabilities—We record accrued liabilities for expenses related to certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

•Goodwill and intangible assets—In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheets. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2015, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the year ended December 31, 2015. We will continue to monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the year ended December 31, 2015, which would require us to test the recoverability of our intangible assets.

•Warrants—In August 2009 and November 2010, we issued warrants to purchase 2.4 million and 3.7 million shares of common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. In August 2014 and November 2015, all outstanding warrants issued in August 2009 and November 2010, respectively, were exercised in full. The fair value of these outstanding warrants was calculated using a combination of the Black-Scholes option-pricing model and prior to 2014, using a binomial-lattice option-pricing model; both models used inputs adjusted accordingly at each reporting period. For the period ended December 31, 2014, the fair value of the outstanding warrants was classified as a liability on our consolidated balance sheet as the warrants contained certain material terms which required us (or our successor) to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants in connection with certain change of control transactions. As of December 31, 2015, no warrants were issued or outstanding.

Prior to the exercise of the warrants in 2015, the fair value of the outstanding warrants was calculated using a combination of the Black-Scholes option-pricing model and prior to 2014, using a binomial-lattice option-pricing model; both models used inputs adjusted accordingly at each reporting period.

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

•Income taxes—Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our U.S. federal and California for all tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
Revenue	$34,223	$36,416	$39,657	(6)%	(8)%

Revenue decreased by $2.2 million during the year ended December 31, 2015, compared to the year ended December 31, 2014. The primary driver for the decline in reported revenue was the weakening of the average Euro relative to our reporting currency, the U.S. dollar, of approximately 16% during the year ended December 31, 2015, compared to the year ended December 31, 2014. During the periods presented, most of our revenue was invoiced and transacted in Euros with reported revenue in U.S. dollars. The decrease in revenue during 2015 was partially offset by a higher unit sales volume of our disposable platelet and plasma system kits of 15%.

Revenue decreased by $3.2 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of lower unit sales volume of our disposable platelet and plasma system kits and a weaker Euro relative to the U.S. dollar in the latter half of 2014, partially offset by increased average selling prices for both our disposable platelet and plasma system kits and higher unit sales volume for our illuminator devices. In early 2014, we transitioned certain markets in southern Europe from an exclusive distributor to our direct sales force. This transition resulted in lower revenue in the territory as the distributor sold down its remaining inventory of disposable kits to end-user customers in the territory contributing to the year-over-year reduction in demand for disposable kits by approximately 5%.

We anticipate revenue for both our platelet and plasma systems will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales and newly accessible geographies. However, continued deterioration in the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would continue to adversely impact product revenue. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future. In addition, if the final commercial terms of our sub-contract with Établissement Français du Sang are less favorable than the terms under our prior contract, our financial results may be adversely impacted.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System inventory sold; provisions for obsolete, slow-moving and unsaleable product; certain order fulfillment costs, to the extent applicable, costs for idle facilities, and, prior to July 1, 2015, royalties payable to Fresenius for product sales. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
Cost of revenue	$23,464	$21,188	$22,602	11%	(6)%

Cost of revenue increased by $2.3 million during the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily the result of higher unit sales volume and increase of $1.8 million in obsolescence and manufacturing charges, partially offset by inventory produced during periods of more favorable foreign currency exchange rates. Similar to our revenues, during the periods presented, a significant majority of our product was sourced from vendors transacting in Euros and reported by us in U.S. dollars. Per unit cost of product sold declined by 11.4% during the year ended December 31, 2015 compared to 2014.

Cost of revenue decreased by $1.4 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the lower volume of platelet and plasma disposable kits sold during 2014 compared to 2013. To a lesser extent, the lower cost of product revenue during the year ended December 31, 2014 was also due to the November 2013 amendment to our manufacturing and supply agreement with Fresenius which, in part, altered product pricing to no longer include volume-driven overhead absorption starting in 2014. In addition, we experienced lower scrap charges during 2014 compared to 2013, which was partially offset by higher freight charges.

Our gross margin on sales was 31% during the year ended December 31, 2015, compared to 42% during the year ended December 31, 2014. The decrease in gross margins on sales, compared to the year ended December 31, 2014, was primarily due to the deterioration in the Euro relative to the U.S. dollar on current period revenues and increased obsolescence and manufacturing charges, partially offset by the impact on cost of revenues which were recorded at more favorable foreign exchange rates in effect at the time the inventory was purchased. In addition, increased period charges for outdated product also resulted in the overall decreases in gross margins during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Our gross margin on product sales was 42% during the year ended December 31, 2014, compared to 43% during the year ended December 31, 2013. The decrease in gross margins on product sales was primarily due to higher average selling prices for platelet and plasma kits sold in 2014 as compared to 2013, which was offset by decreased margins on illuminators sold.

Changes in our gross margins are affected by various factors, including the exchange rate of the Euro relative to the U.S dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their annual purchases. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins. Our gross margins may be impacted in the future based on all of these criteria.

We expect to maintain inventory levels that will be sufficient to meet forecasted demand for a relatively short time period and plan to manufacture at levels above those produced in 2015.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
Research and development	$25,643	$21,800	$15,187	18%	44%

Research and development expenses increased by $3.8 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to increased costs associated with pursuing potential label claim extensions for the platelet system in the U.S., conducting our IDE studies, development of a new generation of our illuminator, and development activities for our red blood cell program. Research and development expenses increased by $6.6 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased costs associated with clinical development of our red blood cell system, pursuit of our PMA approvals with the FDA for the platelet and plasma systems and our IDE studies.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval study for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing CMC activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal, facility and infrastructure related expenses, and insurance premiums.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
Selling, general and administrative	$45,989	$37,729	$29,965	22%	26%

Selling, general, and administrative expenses increased by $8.3 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to increased spending related to activities associated with the U.S. launch of our plasma and platelet products which increased over the course of 2015 and to a lesser extent, increases in back-office support functions. Selling, general, and administrative expenses increased by $7.8 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increased spending related to 2014 costs incurred for preparatory activities for the U.S. launch of our plasma and platelet systems, and to a lesser extent, higher workforce costs.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing personnel, as well as medical science liaisons to educate hospital personnel and physicians on our products.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and are reviewed for impairment at each reporting period.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
Amortization of intangible assets	$202	$202	$202	—%	—%

Amortization of intangible assets remained flat during the year ended December 31, 2015, compared to the years ended December 31, 2014 and 2013, as there were no changes to the composition of our intangible assets or the assumptions used to determine the useful lives. In addition, no impairment charges were recognized related to our intangible assets during the years ended December 31, 2015, 2014 and 2013.

We expect the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
Gain (loss) from revaluation of warrant liability	$3,566	$7,708	$(15,099)	(54)%	151%
Foreign exchange (loss) gain	(396)	(1,296)	533	69%	(343)%
Interest expense	(1,705)	(599)	(332)	185%	80%
Other income, net	71	130	78	(45)%	67%

Total non-operating income (expense), net	$1,536	$5,943	$(14,820)	(74)%	140%

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. In August 2014 and November of 2015, all of the outstanding August 2009 and November 2010 warrants, respectively, were exercised. The fair value of the outstanding warrants, which used the Black-Scholes model, was classified as a liability on our consolidated balance sheet and was adjusted at each subsequent reporting period, until such time the warrants were exercised. Upon exercise, the fair value of the warrants was reclassified from liabilities to stockholders’ equity.

We recorded a non-cash gain from the revaluation of the warrant liability of $3.6 million for the year ended December 31, 2015, compared to a non-cash gain of $7.7 million for the year ended December 31, 2014. This change is primarily due to the change in our underlying stock price as compared to the strike price of the warrants and the exercise of warrants during the current year. The net change in the revaluation of the warrant liability of $22.8 million increased from a non-cash loss of $15.1 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the change in our underlying stock price compared to the strike price of the warrants. As of December 31, 2015, we had no remaining outstanding warrants.

Foreign exchange gain (loss)

Foreign exchange loss decreased to $0.4 million during the year ended December 31, 2015, compared to a loss of $1.3 million during the year ended December 31, 2014, primarily attributable to stabilization of foreign currency variations between the Euro and U.S. dollar, our functional currency, in 2015 as compared to the Euro and U.S. dollar exchange rates in 2014. For the year ended December 31, 2014, compared to the year ended December 31, 2013, we experienced foreign exchange charges of $1.8 million due to unfavorable foreign currency variations period over period between the Euro and U.S. dollar.

Interest expense

Interest expense increased by $1.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to larger outstanding debt balance under our Term Loan Agreement (see Debt section below), resulting from the drawdown of Term Loan B of $10.0 million in June 2015. Interest expense increased by $0.3 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement, which commenced on June 30, 2014, compared to the credit facility that was outstanding in the prior periods.

Other income, net

Other income, net remained consistent during the year ended December 31, 2015, compared to the years ended December 31, 2014 and 2013.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2015	2014	2013	2015 to 2014	2014 to 2013
(Benefit) provision for income taxes	$(3,671)	$195	$218	(1,983)%	(11)%

For the year ended December 31, 2015, we recorded a tax benefit of $3.7 million, which is the result of changes in the fair value of our investments, primarily shares of Aduro. The tax benefit is partially offset by the tax provision recorded in other comprehensive income which is also associated with the increased value of our Aduro investment. Provision for income taxes for the years ended December 31, 2014 and 2013 primarily consisted of foreign taxes as our wholly-owned subsidiary headquartered in Europe drives the commercialization efforts of the platelet and plasma systems in Europe, the CIS and the Middle East.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2015.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At December 31, 2015, we had cash and cash equivalents of $71.0 million, compared to $22.8 million at December 31, 2014. Our cash equivalents consist of money market instruments. In addition, we had $36.9 million of short-term investments and investments in marketable equity securities at December 31, 2015, and $28.5 million at December 31, 2014. We also had total indebtedness under our Term Loan Agreement of approximately $19.9 million at December 31, 2015 and $9.9 million at December 31, 2014.

Operating Activities

Net cash used in operating activities was $51.1 million for the year ended December 31, 2015, compared to $39.8 million during the year ended December 31, 2014. The increase in net cash used in operating activities was primarily related to the level of cash spent for development activities for our red blood cell program, support of our expanded use IDE for treatment of platelets, and selling and administrative expenses related to the U.S. commercial launch of our platelet and plasma systems. Also contributing to this increase in net cash used in operating activities were changes in working capital resulting from a decrease in our accounts payable due to the accelerated timing of payments, coupled with an increase in accounts receivable during the year ended December 31, 2015, as compared to the corresponding period in 2014.

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

Investing Activities

Net cash provided in investing activities was $1.4 million for the year ended December 31, 2015, compared to $3.3 million of net cash used during the year ended December 31, 2014. The change was primarily the result of maturities of short term investments in excess of purchases of short term investments, and fewer capital expenditures in 2015.

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

Financing Activities

Net cash provided by financing activities was $98.0 million during the year ended December 31, 2015, compared to $36.5 million during the year ended December 31, 2014. The increase in net cash provided by financing activities was primarily due to the proceeds received from our January 2015 public offering of common stock. The net proceeds from this offering were approximately $75.3 million, net of underwriting discounts and other issuance costs. Net cash provided from financing activities was further increased by our drawdown of Term Loan B of $10.0 million in June 2015. This was partially offset by the lack of issuances of our common stock pursuant to the Amended Cantor Agreement during the year ended December 31, 2015.

Net cash provided by financing activities was $36.5 million during the year ended December 31, 2014, compared to $58.6 million during the year ended December 31, 2013. The decrease in net cash provided by financing activities was primarily due to the proceeds received during the year ended December 31, 2013, from our March 2013 public offering of our common stock, and, to a lesser extent, fewer sales of our common stock pursuant to the Amended Cantor Agreement during the year ended December 31, 2014 compared to the prior year. The overall decrease was partially offset by increased proceeds from the exercise of warrants and stock options and increased borrowings in 2014.

Working Capital

Working capital increased to $108.5 million at December 31, 2015, from $45.7 million at December 31, 2014, primarily due to funds received from the January 2015 public offering, our drawdown of Term Loan B of $10.0 million in June 2015, and the valuation of our equity investment in Aduro common stock resulting from Aduro’s initial public offering in April 2015, coupled with a decrease in our warrant liability. These increases were partially offset by cash used in operations during 2015. Working capital increased to $45.7 million at December 31, 2014, from $38.7 million at December 31, 2013, primarily due to decreases in the liability for outstanding warrants. This was partially offset by lower balances in cash and investments, which was substantially the result of cash used in operations, including payment of accounts payables and accrued liabilities outstanding at year end at December 31, 2013, and increases in our inventories, prepaid assets, and other current assets.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies and the post-approval study we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including the post-approval study for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products and may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Other Information

On March 2014, we entered into the Amended Cantor Agreement to provide for the issuance and sale of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70 million through Cantor as our sales agent. There we no sales under the Amended Cantor Agreement during the year ended December 31, 2015. During the year ended December 31, 2014, 4.3 million shares of our common stock was sold under the Amended Cantor Agreement for aggregate net proceeds of $18.6 million. At December 31, 2015, we had approximately $22.5 million of common stock registered to be sold under the Amended Cantor Agreement.

In August 2014, we filed a shelf registration statement on Form S-3 to offer and sell up to $250 million of common stock, preferred stock, warrants, and/or debt securities, less amounts sold under the Amended Cantor Agreement following the effectiveness of the shelf registration statement and less the $80.5 million of common stock sold in our January 2015 public offering.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015 or 2014.

Contractual Commitments

The following summarizes our contractual commitments at December 31, 2015:

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$9,048	$8,354	$694	$—	$—
Manufacturing and development obligations	9,379	3,381	5,998	—	—
Debt	24,323	4,402	14,817	5,104	—
Operating leases	3,490	1,111	1,745	634	—
Other commitments	1,519	1,084	303	132	—

Total contractual obligations	$47,759	$18,332	$23,557	$5,870	$—

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for payments of $3.4 million (€3.1 million) to be made in 2016, and a payment of $6.0 million (€5.5 million) on December 31st of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve the production threshold in 2018.

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

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. At December 31, 2015, we had an outstanding liability of $0.5 million related to these leasehold improvements. Also included in other commitments are payments for termination and consulting fees, to be paid in 2016 and 2017.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche can be drawn and the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, Term Loan C, would be available, subject to our achievement of the Revenue Event, from the date on which the Revenue Event is achieved, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the Term Loan C funding date. All of the Term Loans mature on June 1, 2019. Following the amendment, we are required to make interest-only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at December 31, 2015. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

While we currently have the ability to borrow an additional $10.0 million under the loan and security agreement, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve the Revenue Event, which we may not be able to meet.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consist of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the years ended December 31, 2015, 2014 and 2013. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2015, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $107.9 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2015 were 0.07%.

Our exposure to market rate risk for changes in interest rates relates primarily to our money market instruments, corporate debt securities and any amounts borrowed pursuant to the Term Loan Agreement. Under the terms of our Term Loan Agreement with Oxford Finance, a 1.0% change in the U.S. LIBOR rate would increase net interest expense by approximately $0.1 million, if we were able to draw down Term Loan C. We do not use derivative financial instruments. By policy, we may place investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer and limit duration by restricting the term for single securities and for the portfolio as a whole. Our investments are held and managed by a third-party capital management adviser that in turn, utilizes a combination of active market quotes and where necessary, proprietary pricing models as well as a subscribed pricing service, in order to estimate fair value. While we believe that we will be able to recognize the fair value of our money market instruments when they mature or are sold, or if we purchase investments in securities in the future, there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these securities are with will be able to meet their debt obligations.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2015, would have negatively impacted our annual financial results by $0.3 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

Equity Market Risk

Our investment in marketable equity securities consists of our investment in Aduro common stock. Aduro’s common stock trades on the NASDAQ Global Select Market under the symbol “ADRO”. At December 31, 2015, the fair value of our investment in Aduro was $11.2 million. This investment is subject to the underlying volatility of Aduro’s common stock price and each $1 change in the price per share of Aduro’s common stock will change the fair value of our investment by $0.4 million.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and reports of Ernst & Young LLP, independent registered public accounting firm, are listed in Item 15(a) and included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that these controls and procedures were effective at the “reasonable assurance” level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included below.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our preparation of our financial statements for the year ended December 31, 2014, and our assessment of the effectiveness of our internal control over financial reporting, we determined that material weaknesses existed in our internal control over financial reporting at December 31, 2014 related to the design and operating effectiveness of certain controls over (i) the valuation of our inventory and cost of product revenue as reported on our consolidated balance sheets and statements of operations; and (ii) the timeliness and accuracy of recording adjustments to certain accrued liabilities reported on our consolidated balance sheets and statements of operations.

In response to the material weaknesses described above, during the year ended December 31, 2015, we implemented the following changes to remediate those material weaknesses:

•

we modified and expanded our internal control over financial reporting to include a review of capitalization of inventory cost adjustments to ensure such adjustments are based on the most recent inventory purchasing activity, including the appropriate historical foreign exchange rates at the time inventory was purchased, and to ensure that product sold during any reporting period is recorded under appropriate first-in first-out historical foreign exchange rates;

•

we modified and expanded our internal control over financial reporting to ensure timely and accurate identification of accruals and adjustments to accruals based on information received during and after period-end; and

•	we enhanced our management review controls used to monitor payments made after period-end and to ensure such payments are recorded in the period to which they relate.

Based on the measures taken and implemented, management has tested the newly-implemented control activities and found them to be effective and has concluded that the material weaknesses described above had been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation of Previously Reported Material Weaknesses,” there were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended December 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cerus Corporation

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cerus Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cerus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerus Corporation as December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, of Cerus Corporation and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 9, 2016

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.

Exhibit Number	Description of Exhibit
3.1(22)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(22)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(28)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(8)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(14)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(15)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(7)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(29)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.3(7)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.4(23)†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

Exhibit Number	Description of Exhibit
10.5(30)†	Amendment #2 to Supply and Manufacturing Agreement, dated December 23, 2014, by and between Cerus Corporation and Porex Corporation.

10.6#	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.7(10)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.8(19)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.9(24)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.10(28)†	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.11	First Amendment to Loan and Security Agreement, dated January 30, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.12†(33)	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.13(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.14(9)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.15(16)	Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.16(25)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.17(31)	Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

Employment Agreements or Offer Letters

10.18(18)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.19(23)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.20(25)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.21(17)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.22(14)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.23(26)*	Equity Change in Control Agreement with Caspar Hogeboom, dated March 7, 2014.

Exhibit Number	Description of Exhibit
10.24(23)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.25(25)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.26(33)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.27*	Settlement Agreement, by and between Cerus Europe B.V. and Caspar Hogeboom, dated December 23, 2015.

10.28*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015

Stock Plans and Related Forms

10.29(1)*	1996 Equity Incentive Plan.

10.30(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.31(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.32(32)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.33(2)*	1998 Non-Officer Stock Option Plan.

10.34(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.35(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.36(32)*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.37(20)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.38(20)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.39(20)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

Other Compensatory Plans or Agreements

10.40(23)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.41(11)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.42(13)*	Form of Severance Benefits Agreement.

10.43(26)*	Amended and Restated Non-Employee Director Compensation Policy.

10.44(31)*	2014 and 2015 Executive Officer Compensation Arrangements.

Other Material Agreements

10.45(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.46(12)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.47(21)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

Exhibit Number	Description of Exhibit

10.48(27)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.
10.49(16)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.50(16)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.51(6)†	Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(34)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibit are subject to a confidential treatment order.
*	Compensatory Plan.
#	Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.
(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.
(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.
(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.
(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.
(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.
(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.
(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.
(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.
(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.
(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.
(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.
(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.
(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.
(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.
(29)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.
(30)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2014.
(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.
(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.
(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(34)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant’s under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cerus Corporation

We have audited the accompanying consolidated balance sheets of Cerus Corporation as of December 31, 2015, and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerus Corporation at December 31, 2015, and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerus Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 9, 2016

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$71,018	$22,781
Short-term investments	25,698	28,513
Investment in marketable equity securities	11,163	—
Accounts receivable	5,794	5,493
Inventories	10,812	14,956
Prepaid expenses	1,166	1,210
Other current assets	4,788	1,932

Total current assets	130,439	74,885
Non-current assets:
Property and equipment, net	3,549	3,781
Goodwill	1,316	1,316
Intangible assets, net	940	1,142
Restricted cash	612	508
Other assets	2,614	144

Total assets	$139,470	$81,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,217	$9,882
Accrued liabilities	9,853	8,444
Manufacturing and development obligations—current	3,282	—
Debt—current	2,989	—
Deferred revenue—current	554	376
Warrant liability	—	10,485

Total current liabilities	21,895	29,187
Non-current liabilities:
Debt—non-current	16,883	9,872
Deferred income taxes	122	115
Manufacturing and development obligations—non-current	4,542	—
Other non-current liabilities	1,263	1,081

Total liabilities	44,705	40,255

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 99,095 and 80,404 shares issued and outstanding at December 31, 2015 and 2014, respectively	99	80
Additional paid-in capital	685,189	583,416
Accumulated other comprehensive income (loss)	7,289	(31)
Accumulated deficit	(597,812)	(541,944)

Total stockholders’ equity	94,765	41,521

Total liabilities and stockholders’ equity	$139,470	$81,776

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$34,223	$36,416	$39,657
Cost of revenue	23,464	21,188	22,602

Gross profit	10,759	15,228	17,055

Operating expenses:
Research and development	25,643	21,800	15,187
Selling, general and administrative	45,989	37,729	29,965
Amortization of intangible assets	202	202	202

Total operating expenses	71,834	59,731	45,354

Loss from operations	(61,075)	(44,503)	(28,299)

Non-operating income (expense), net:
Gain (loss) from revaluation of warrant liability	3,566	7,708	(15,099)
Foreign exchange (loss) gain	(396)	(1,296)	533
Interest expense	(1,705)	(599)	(332)
Other income, net	71	130	78

Total non-operating income (expense), net	1,536	5,943	(14,820)

Loss before income taxes	(59,539)	(38,560)	(43,119)
(Benefit) provision for income taxes	(3,671)	195	218

Net loss	$(55,868)	$(38,755)	$(43,337)

Net loss per share:
Basic	$(0.58)	$(0.52)	$(0.64)
Diluted	$(0.61)	$(0.61)	$(0.64)
Weighted average shares outstanding used for calculating net loss per share:
Basic	96,068	74,767	67,569
Diluted	96,905	76,534	67,569

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(55,868)	$(38,755)	$(43,337)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments, net of tax effect of $3,825, zero and zero for 2015, 2014, and 2013, respectively	7,320	(38)	7

Comprehensive loss	$(48,548)	$(38,793)	$(43,330)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	56,252	$56	$478,903	$—	$(459,852)	$19,107
Net loss	—	—	—	—	(43,337)	(43,337)
Other comprehensive income	—	—	—	7	—	7
Issuance of common stock from public offering, net of offering costs	15,019	15	61,439	—	—	61,454
Issuance of common stock from exercise of stock options and warrants, and purchases from ESPP	588	1	2,295	—	—	2,296
Stock-based compensation	—	—	3,268	—	—	3,268

Balance at December 31, 2013	71,859	72	545,905	7	(503,189)	42,795
Net loss	—	—	—	—	(38,755)	(38,755)
Other comprehensive income	—	—	—	(38)	—	(38)
Issuance of common stock from public offering, net of offering costs	4,341	4	18,517	—	—	18,521
Issuance of common stock from exercise of stock options and warrants, and purchases from ESPP	4,204	4	13,841	—	—	13,845
Stock-based compensation	—	—	5,153	—	—	5,153

Balance at December 31, 2014	80,404	80	583,416	(31)	(541,944)	41,521
Net loss	—	—	—	—	(55,868)	(55,868)
Other comprehensive income	—	—	—	7,320	—	7,320
Issuance of common stock from public offering, net of offering costs	14,636	15	75,361	—	—	75,376
Issuance of common stock from exercise of stock options and warrants, and purchases from ESPP	4,055	4	19,682	—	—	19,686
Stock-based compensation	—	—	6,730	—	—	6,730

Balance at December 31, 2015	99,095	$99	$685,189	$7,289	$(597,812)	$94,765

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(55,868)	$(38,755)	$(43,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,699	1,415	745
Stock-based compensation	6,730	5,153	3,268
Changes in valuation of warrant liability	(3,566)	(7,708)	15,099
Non-cash interest expense (income)	508	131	(25)
Non-cash deferred manufacturing and development expense	434	—	—
Deferred income taxes	7	26	27
Loss on disposal of fixed assets	—	3	56
Tax benefit from other unrealized gain on available-for-sale securities	(3,825)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(301)	632	(1,681)
Inventories	3,991	3,033	(1,813)
Other assets	1,379	(1,655)	286
Accounts payable	(3,866)	(973)	(1,512)
Accrued liabilities	1,359	(1,382)	2,121
Deferred revenue	190	269	104

Net cash used in operating activities	(51,129)	(39,811)	(26,662)

Investing activities
Capital expenditures	(722)	(2,106)	(663)
Purchases of investments	(90,407)	(25,981)	(30,146)
Proceeds from maturities of investments	92,645	24,915	1,631
Restricted cash	(104)	(175)	(14)

Net cash provided by (used in) investing activities	1,412	(3,347)	(29,192)

Financing activities
Net proceeds from exercise/purchase of equity incentives and warrants	12,767	11,592	1,684
Net proceeds from public offering	75,300	18,488	61,425
Proceeds from debt, net of discount	10,000	9,848	3,102
Repayment of debt	(113)	(3,474)	(7,568)

Net cash provided by financing activities	97,954	36,454	58,643

Net increase (decrease) in cash and cash equivalents	48,237	(6,704)	2,789
Cash and cash equivalents, beginning of year	22,781	29,485	26,696

Cash and cash equivalents, end of year	$71,018	$22,781	$29,485

Supplemental disclosures:
Cash paid for interest	$1,087	$563	$294
Cash paid for income taxes	$153	$177	$146
Non-cash settlement of warranty claim	$—	$—	$1,272
Unpaid manufacturing and development obligation	$7,051	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The Company sells its INTERCEPT platelet and plasma systems in the United States of America (“U.S.”), Europe, the Commonwealth of Independent States (“CIS”) countries, the Middle East and selected countries in other regions around the world. The Company conducts significant research, development, testing and regulatory compliance activities on its product candidates that, together with anticipated selling, general, and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources. The Company’s ability to achieve a profitable level of operations will depend on successfully completing development, obtaining additional regulatory approvals and achieving widespread market acceptance of its products. There can be no assurance that the Company will ever achieve a profitable level of operations.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition—Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the years ended December 31, 2015, 2014 and 2013, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems”).

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order or signed sales contract as evidence of an arrangement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because the Company has no vendor specific objective evidence or third party evidence for its systems due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of revenue is based on best estimated selling price for the systems sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its systems by considering multiple factors. The Company regularly reviews best estimated selling price. At December 31, 2015 and 2014, the Company had $0.6 million and $0.4 million, respectively, of short-term deferred revenue on its consolidated balance sheets related to future performance obligations. At each of December 31, 2015 and 2014, the Company had $0.1 million of long-term deferred revenue included in “Other non-current liabilities” on it consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

Research and Development Expenses

In accordance with ASC Topic 730, “Accounting for Research and Development Expenses,” research and development expenses are charged to expense when incurred, including cost incurred under each grant that has been awarded to the Company by the U.S. government or development contracts. Research and development expenses include salaries and related expenses for scientific and regulatory personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of research and development facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for research and development activities (see “Use of Estimates” above) affects the amounts of research and development expenses recorded. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale.

Investments

Investments with original maturities of greater than three months primarily include corporate debt, U.S. government agency securities and marketable equity securities of Aduro Biotech, Inc. (“Aduro”), are designated

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

as available-for-sale and classified as short-term investments, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized losses on available-for-sale securities, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s consolidated statements of operations. The cost of securities sold was based on the specific identification method. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Other assets” on the Company’s condensed consolidated balance sheets. The Company also has certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and short-term investments are maintained at a major financial institution of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2015, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At December 31, 2015, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents.

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

The Company had three customers and one customer that accounted for more than 10% of the Company’s outstanding trade receivables at December 31, 2015 and 2014, respectively. These customers cumulatively represented approximately 49% and 36% of the Company’s outstanding trade receivables at December 31, 2015 and 2014, respectively. To date, the Company has not experienced collection difficulties from these customers.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Inventories

At December 31, 2015 and 2014, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, UVA illumination devices (“illuminators”), and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2015 and 2014, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s consolidated statements of operations. At December 31, 2015, and 2014, the Company had $1.8 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Capitalization of Software Costs

The Company capitalizes certain significant costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, and consultants during the application development stage. Costs incurred prior to the application development stage, costs incurred once the application is substantially complete and ready for its intended use, and other costs not qualifying for capitalization, including training and maintenance costs, are charged to expense as incurred. During the years ended December 31, 2015, and 2014, the Company capitalized costs related to its enterprise resource planning software system of zero and

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

$1.8 million, respectively. At December 31, 2015 and 2014, the Company had $1.3 million and $1.6 million of capitalized cost related to its enterprise resource planning system, respectively. The capitalized costs associated with the enterprise resource planning system are being amortized over the estimated useful life of five years.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s consolidated statements of operations. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill, based on the present value of future cash flows, with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the years ended December 31, 2015, 2014 or 2013.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

For stock-based awards issued to non-employees, the Company follows ASC Topic 505-50, Equity Based Payment to Non-Employees and considers the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee stock-based awards in its consolidated statements of operations.

See Note 13 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Warrant Liability

In August 2009, and November 2010, the Company issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of its common stock, respectively. The material terms of the warrants were identical under each issuance except for the exercise price, date issued and expiration date. In August 2014, all of the outstanding August 2009 warrants were exercised in full. In November 2015, all of the outstanding November 2010 warrants were exercised in full. The Company classified warrants outstanding on the reporting date as a liability on its consolidated balance sheets as the warrants contained certain material terms which required the Company to purchase the warrants for cash in an amount equal to the value of the unexercised portion of the warrants in connection with certain change of control transactions.

The fair value of outstanding warrants was calculated using the Black-Scholes model and was adjusted accordingly at reporting dates since December 31, 2014. Prior to December 31, 2014, the Company calculated the fair value of these warrants using a combination of the Black-Scholes model and/or binomial-lattice option-pricing model.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Changes resulting from the revaluation of warrants to fair value were recorded in “Gain (loss) from revaluation of warrant liability” on the consolidated statements of operations. Upon the exercise of the warrants, the fair value of the warrants was reclassified from a liability to stockholders’ equity on the Company’s consolidated balance sheets.

See Note 12 for further information regarding the Company’s valuation of warrant liability.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has its accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal and California tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a full valuation allowance on all of its net deferred tax assets, except for its indefinite lived intangibles.

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

Certain potential dilutive securities were excluded from the dilution calculation for the years ended December 31, 2015 and 2014, as their inclusion would have been anti-dilutive. Diluted net loss per common share used the same weighted average number of common shares outstanding for the year ended December 31, 2013, as calculated for the basic net loss per common share as the inclusion of any potential dilutive securities would be anti-dilutive.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(55,868)	$(38,755)	$(43,337)
Effect of revaluation of warrant liability	(3,566)	(7,708)	—

Adjusted net loss used for dilution calculation	$(59,434)	$(46,463)	$(43,337)

Denominator:
Basic weighted average number of shares outstanding	96,068	74,767	67,569
Effect of dilutive potential shares	837	1,767	—

Diluted weighted average number of shares outstanding	96,905	76,534	67,569

Net loss per share:
Basic	$(0.58)	$(0.52)	$(0.64)
Diluted	$(0.61)	$(0.61)	$(0.64)

The table below presents shares underlying stock options, employee stock purchase plan rights, warrants, restricted stock units and/or convertible preferred stock that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These were excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2015, 2014 and 2013 (shares in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average number of anti-dilutive potential shares
Outstanding options	13,681	11,722	10,296
Warrants	—	—	6,074

Total	13,681	11,722	16,370

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2015 or 2014.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s available-for-sale securities related to corporate debt and U.S. government agency securities. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable, which include its warrant liability. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Notes 3 and 12 for further information regarding the Company’s valuation on financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods).The ASU’s effective date for the Company will be the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition method and is currently assessing the potential effects of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” This ASU will be effective for the Company in fiscal year 2017. Early adoption is permitted. The Company has early adopted this ASU in 2015 prospectively and it did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU may be adopted either prospectively or retrospectively. This ASU will be effective for the Company in fiscal year 2017. Early adoption is permitted. The Company has early adopted this ASU in 2015 prospectively and it did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This ASU will be effective for the Company in fiscal year 2018. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Note 3. Fair Value on Financial Instruments

The Company uses certain assumptions that market participants would use to determine the fair value of an asset or liability in pricing the asset or liability in an orderly transaction between market participants at the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability. A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritized the inputs into three broad levels as follows:

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

To estimate the fair value of Level 2 debt securities as of December 31, 2015, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2015 (in thousands):

	Balance sheet classification	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	Cash and cash equivalents	$59,302	$59,302	$—	$—
Corporate debt securities	Short-term investments	25,698	—	25,698	—
Marketable equity securities	Marketable equity securities	11,163	11,163	—	—

Total financial assets		$96,163	$70,465	$25,698	$—

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2014 (in thousands):

	Balance sheet classification	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	Cash and cash equivalents	$3,912	$3,912	$—	$—
Corporate debt securities	Short-term investments	26,088	—	26,088	—
United States government agency securities	Short-term investments	3,426	—	3,426	—

Total financial assets		$33,426	$3,912	$29,514	$—

Warrant liability	Warrant liability	$10,485	$—	$—	$10,485

Total financial liabilities		$10,485	$—	$—	$10,485

A reconciliation of the beginning and ending balances for the warrant liability using significant unobservable inputs (Level 3) from December 31, 2013 to December 31, 2015, was as follows (in thousands):

Balance at December 31, 2013	$20,390
Decrease in fair value of warrants	(7,708)
Settlement of warrants exercised	(2,197)

Balance at December 31, 2014	10,485
Decrease in fair value of warrants	(3,566)
Settlement of warrants exercised	(6,919)

Balance at December 31, 2015	$—

See Notes 2 and 12 for further information regarding the Company’s valuation techniques and unobservable inputs for the warrant liability using significant unobservable inputs (Level 3).

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2015 and 2014.

Note 4. Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Money market funds	$59,302	$—	$59,302
Corporate debt securities	25,747	(49)	25,698
Marketable equity securities	—	11,163	11,163

Total available-for-sale securities	$85,049	$11,114	$96,163

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following is a summary of available-for-sale securities at December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Loss	Fair Value
Money market funds	$3,912	$—	$3,912
United States government agency securities	3,427	(1)	3,426
Corporate debt securities	26,118	(30)	26,088

Total available-for-sale securities	$33,457	$(31)	$33,426

Available-for-sale securities at December 31, 2015 and 2014, consisted of the following by contractual maturity (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$85,049	$85,000	$27,752	$27,727
Marketable equity securities	—	11,163	—	—
Greater than one year and less than five years	—	—	5,705	5,699

Total available-for-sale securities	$85,049	$96,163	$33,457	$33,426

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Corporate debt securities	20,170	(46)	5,528	(3)	25,698	(49)
Marketable equity securities	—	—	—	—	—	—

Total available-for-sale securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
United States government agency securities	3,426	(1)	—	—	3,426	(1)
Corporate debt securities	22,169	(30)	—	—	22,169	(30)

Total available-for-sale securities	$25,595	$(31)	$—	$—	$25,595	$(31)

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

As of December 31, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2015, 2014, and 2013, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recorded minimal gross realized gains from the sale or maturity of available-for-sale investments during the years ended December 31, 2015 and 2014, and did not record any gross realized gains from the sale or maturity of available-for-sale investments during the year ended December 31, 2013. The Company recorded insignificant gross realized losses from the sale of available-for-sale investments during the year ended December 31, 2013, and did not record any gross realized losses during the years ended December 31, 2015 and 2014. The Company did not record losses on investments experiencing an other-than-temporary decline in fair value during the years ended December 31, 2015, 2014, and 2013.

Note 5. Inventories

Inventories at December 31, 2015 and 2014, consisted of the following (in thousands):

	December 31,
	2015	2014
Work-in-process	$3,187	$2,222
Finished goods	7,625	12,734

Total inventories	$10,812	$14,956

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Note 6. Property and Equipment, net

Property and equipment, net at December 31, 2015 and 2014, consisted of the following (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$5,678	$5,638
Machinery and equipment	1,603	1,351
Demonstration equipment	145	123
Furniture and fixtures	794	783
Computer equipment	591	663
Computer software	2,935	2,913
Consigned equipment	1,010	980
Construction-in-progress	219	150

Total property and equipment, gross	12,975	12,601
Accumulated depreciation and amortization	(9,426)	(8,820)

Total property and equipment, net	$3,549	$3,781

Depreciation and amortization expense related to property and equipment, net was $1.1 million, $0.7 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2015, the Company did not dispose of or recognize additional goodwill. On August 31, 2015, the Company performed its impairment test of goodwill. As described in Note 2 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired.

Intangible Assets, net

The following is a summary of intangible assets, net at December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(1,077)	$940

Total intangible assets	$2,017	$(1,077)	$940

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following is a summary of intangible assets, net at December 31, 2014 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(875)	$1,142

Total intangible assets	$2,017	$(875)	$1,142

During the years ended December 31, 2015, 2014 and 2013, there were no impairment charges recognized related to the Company’s intangible assets.

At December 31, 2015, the expected annual amortization expense of the intangible assets, net is $0.2 million beginning with the year ending December 31, 2016, and each subsequent year thereafter through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 8. Marketable Equity Investments

In connection with the agreements to license the immunotherapy technologies to Aduro in 2009, the Company received preferred shares of Aduro, a privately held company at the time the Company received such shares. Pursuant to these license agreements, the Company was eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. For the years ended December 31, 2015, 2014 and 2013, the Company has not received any royalty payments from Aduro pursuant to this agreement. The Company historically accounted for the investment under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounts for the investment in Aduro under the cost basis of accounting. The Company now reflects the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s consolidated balance sheet (Note 4) and will adjust the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax.

Note 9. Accrued Liabilities

Accrued liabilities at December 31, 2015 and 2014, consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation and related costs	$5,198	$3,951
Accrued professional services	2,337	2,123
Accrued inventory costs	73	870
Accrued customer costs	987	385
Accrued insurance premiums	438	264
Other accrued expenses	820	851

Total accrued liabilities	$9,853	$8,444

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Note 10. Debt

Debt at December 31, 2015, consisted of the following (in thousands):

	December 31, 2015
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$20,000	$(128)	$19,872
Less: debt—current	(3,050)	61	(2,989)

Debt—non-current	$16,950	$(67)	$16,883

Debt at December 31, 2014, consisted of the following (in thousands):

	December 31, 2014
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$10,000	$(128)	$9,872
Less: debt—current	—	—	—

Debt—non-current	$10,000	$(128)	$9,872

Principal and interest payments on debt at December 31, 2015, are expected to be as follows*:

Year ended December 31,	Principal	Interest	Total
2016	3,050	1,352	4,402
2017	6,428	980	7,408
2018	6,892	517	7,409
2019	3,630	1,474	5,104

Total	$20,000	$4,323	$24,323

*	Unless interest only period extends to December 31, 2016, as described below.

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche of $10.0 million (“Term Loan C”) can be drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. The Company determined that the Term Loan Agreement Amendment resulted in a modification. As a result, the Term Loan will continue to be accounted for by using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. As amended, Term Loan C will be available, subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold (the “Revenue Event”), from the date of the achievement of the Revenue Event, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loan

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

C would bear an interest rate calculated at the greater of 6.95%, or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the Term Loan C funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. At December 31, 2015 and 2014, the Company accrued approximately $0.5 million and $0.1 million interest expense associated with the final payment in “Other non-current liabilities” on the Company’s Consolidated Balance Sheets. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company paid the lender a $0.2 million commitment fee, and $0.1 million of the lender legal fees related to the Term Loan Agreement which has been recorded as a discount on the Term Loans and will be amortized to interest expense using the effective interest method over the life of the Term Loans. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at December 31, 2015.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2020, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its consolidated balance sheets.

Future minimum non-cancelable lease payments under operating leases as of December 31, 2015, are as follows (in thousands):

Year ended December 31,
2016	$1,111
2017	1,016
2018	729
2019	620
2020	14

Total minimum non-cancellable lease payments	$3,490

Rent expense for office facilities was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At December 31, 2015, the Company had an outstanding liability of $0.5 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.4 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers. Certain of these agreements require minimum purchase commitments from the Company. The Company has paid $7.7 million, $6.8 million and $6.5 million for goods under agreements which are subject to minimum purchase commitments during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company has future minimum purchase commitments under these agreements of $8.4 million for the year ending December 31, 2016, and approximately $0.7 million for the year ending December 31, 2017.

In June 2014, the Company terminated its distribution agreement with one of its distributors in certain countries and entered into an agreement to provide for specific post-termination obligations (the “Transition Agreement”). The Transition Agreement expired September 30, 2014. The Company is required to pay this former distributor a fee of €10 per disposable kit for platelet systems sold by the Company to any customer in certain countries commencing with the termination of the agreement through April 1, 2018, subject to a maximum payment of €3 million. During the year ended December 31, 2015, the Company paid approximately $0.5 million (€0.4 million) associated with this fee. As of December 31, 2015, the Company had accrued $0.1 million (€0.1 million) associated with this fee. As this former distributor remains as a customer in other countries, in accordance with ASC Topic 605-50 “Customer Payments and Incentives” any fees paid to the former distributor related to INTERCEPT disposable kits are offset against the revenue associated with the sale of INTERCEPT disposable kits in those territories.

Note 12. Stockholders’ Equity

Public Offering of Common Stock

In January 2015, the Company issued 14,636,363 shares of its common stock, par value $0.001 per share, in an underwritten public offering. The price to the public in the offering was $5.50 per share. The net proceeds from this offering were approximately $75.3 million, net of the underwriting discount and other issuance costs.

Common Stock and Associated Warrant Liability

In November 2010, the Company issued warrants to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share. The warrants issued in November 2010 (“2010 Warrants”) became exercisable on May 15, 2011, and were exercisable for a period of five years from the issue date. In 2015, all outstanding 2010 Warrants were exercised in full.

The fair value of the 2010 Warrants was recorded on the consolidated balance sheets as a liability pursuant to ASC Topic 480-10“Distinguishing Liabilities from Equity” and were adjusted to fair value at each financial reporting date thereafter until exercise, at which time, these warrants were reclassified into stockholders’ equity.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The Company classified the 2010 Warrants as a liability as these warrants contained certain provisions that, under certain circumstances, could have been out of the Company’s control and could have required the Company to pay cash to settle the exercise of the 2010 Warrants or required the Company to redeem the 2010 Warrants.

The fair value of the 2010 Warrants was based on option valuation model and using the following assumptions at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
2010 Warrants:
Expected term (in years)	—	0.86
Estimated volatility	—	55%
Risk-free interest rate	—	0.25%
Expected dividend yield	—	—

The Company recorded non-cash gains or losses in “Gain (loss) from revaluation of warrant liability” on the consolidated statements of operations due to the changes in fair value of the 2010 Warrants. During the years ended December 31, 2015, 2014 and 2013, the 2010 Warrants to purchase 3.3 million, 2.6 million and 0.2 million shares of common stock, respectively, were exercised. At December 31, 2015, the Company had no outstanding warrants remaining.

Sales Agreement

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of its common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $70 million through Cantor. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2015 and 2014, zero and approximately 4.3 million shares, respectively, of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of zero and $18.6 million, respectively. At December 31, 2015, the Company had approximately $22.5 million of common stock registered to be sold under the Amended Cantor Agreement.

Stockholder Rights Plan

In October 2009, the Company’s Board of Directors adopted an amendment to its 1999 stockholder rights plan, commonly referred to as a “poison pill,” to reduce the exercise price, extend the expiration date and revise certain definitions under the plan. The stockholder rights plan is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company’s common stock, or the common stock of an acquirer, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company’s common stock without the approval of the Board of Directors under certain circumstances. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan. As of December 31, 2015, no Series C Junior Participating preferred stock has been issued.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Note 13. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan was authorized to issue an aggregate of 1,320,500 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At December 31, 2015, the Company had 1,652,972 shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19,540,940 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant and will generally vest over four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At December 31, 2015, no performance-based stock options were outstanding.

At December 31, 2015, the Company had an aggregate of approximately 21.5 million shares of its common stock subject to outstanding options or remaining available for future issuance under the Amended 2008 Plan, of which approximately 14.1 million shares were subject to outstanding options, and approximately 7.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2014	11,323	$4.13
Granted	3,730	4.58
Forfeited	(225)	5.12
Expired	(223)	8.55
Exercised	(486)	2.74

Balances at December 31, 2015	14,119	4.21

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2015, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2015
Stock options outstanding	14,119	$4.21	6.9	$30,746
Stock options vested and expected to vest	13,606	4.19	6.8	29,973
Stock options exercisable	8,693	3.81	5.7	22,754

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013, was $1.2 million, $3.8 million and $0.6 million, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense by caption:
Research and development	$1,260	$998	$482
Selling, general and administrative	5,470	4,155	2,786

Total stock-based compensation expense	$6,730	$5,153	$3,268

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2015, 2014 and 2013. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, the Company expects to recognize the remaining unamortized stock-based compensation expense of $11.0 million related to non-vested stock options, net of estimated forfeitures, over an estimated remaining weighted average period of 2.6 years.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2015, 2014 and 2013, was as follows:

	Year Ended December 31,
	2015	2014	2013
Stock Options:
Expected term (in years)	5.66	5.71	5.59
Estimated volatility	56%	61%	60%
Risk-free interest rate	1.55%	1.73%	0.87%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.75	0.76	0.50
Estimated volatility	53%	52%	39%
Risk-free interest rate	0.28%	0.10%	0.10%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013, was $2.35 per share, $3.28 per share and $2.03 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2015, 2014 and 2013, was $1.54 per share, $1.42 per share and $1.18 per share, respectively.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Note 14. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S. employees may make pre-tax dollar contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. The Company has not contributed to the 401(k) Plan during the years ended December 31, 2015, 2014 and 2013.

Note 15. Development and License Agreements

Agreements with Fresenius

The Company had certain agreements with Fresenius which required the Company to pay royalties through June 30, 2015, on INTERCEPT Blood System product sales at royalty rates that varied by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. During the years ended December 31, 2015, 2014 and 2013, the Company made royalty payments to Fresenius of $1.9 million, $2.5 million and $3.0 million, respectively. At December 31, 2015 and December 31, 2014, the Company owed Fresenius zero and $0.7 million, respectively, for royalties.

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

In October 2015, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “2015 Agreement”) with Fresenius, which amended and restated the 2013 Amendment and Original Supply Agreement. Under the 2015 Agreement, Fresenius continues to be obligated to sell and the Company is obligated to purchase finished disposable kits for the Company’s platelet and plasma systems and the Company’s INTERCEPT Blood System for Red Blood Cells (the “RBC Sets”) product candidate. The 2015 Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the 2015 Agreement, the Company is no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. Under the 2013 Agreement and 2015 Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying consolidated balance sheets until such time as the Company purchases finished disposable kits using those components.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31st of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2015, the Company had accrued $7.8 million (€7.2 million) related to the Manufacturing and Development Payments, of which $3.3 million (€3.0 million) was included in “Manufacturing and development obligations—current”, and $4.5 million (€4.2 million) was included in “Manufacturing and development obligations—non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to research and development activities and manufacturing efficiency activities. The Company allocated $4.8 million to research and development activities and $2.4 million to manufacturing efficiency activities based on their market value. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the 2015 Agreement. As of December 31, 2015, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” on the Company’s Consolidated Balance Sheets at $4.1 million. As of December 31, 2015, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.4 million.

The initial term of the 2015 Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under 2015 Agreement the Company shall have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius.

The Company made payments to Fresenius of $14.9 million, $19.1 million and $15.0 million relating to the manufacturing of the Company products during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and December 31, 2014, the Company owed Fresenius $2.5 million and $5.1 million, respectively, for INTERCEPT disposable kits manufactured. At December 31, 2015 and 2014, amounts due from Fresenius were $0.2 million and $1.3 million respectively.

Note 16. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 2015, 2014 and 2013, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss before income taxes:
U.S.	$(59,897)	$(38,928)	$(44,035)
Foreign	358	368	916

Loss before income taxes	$(59,539)	$(38,560)	$(43,119)

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The provision for income taxes for the years ended December 2015, 2014 and 2013, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision for income taxes:
Current:
Foreign	$147	$168	$191
Federal	—	—	—
State	—	1	—

Total Current	147	169	191
Deferred:
Foreign	—	—	—
Federal	(3,750)	22	21
State	(68)	4	6

Total Deferred	(3,818)	26	27

(Benefit) provision for income taxes	$(3,671)	$195	$218

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2015, 2014 and 2013, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax	$(20,243)	$(13,110)	$(14,661)
Warrants	(3,565)	(3,367)	4,926
Expiration of federal loss carryovers	3,337	—	—
Change in valuation allowance	11,754	16,576	9,955
Change in state apportionment	4,085	—	—
Other	961	96	(2)

(Benefit) provision for income taxes	$(3,671)	$195	$218

On December 31, 2015, the California Supreme Court issued a decision disallowing the use of an income apportionment method pursuant to the Multistate Tax Compact. Previously the Company had relied on lower court decisions allowing the use of this apportionment method to file its 2013 and 2014 tax returns and to determine its deferred tax balances. As the California Supreme Court decision serves as the current law as of December 31, 2015, this change has been reflected in the determination of deferred tax balances and the respective valuation allowance.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014, were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$165,813	$151,100
Research and development credit carryforwards	35,131	33,800
Capitalized research and development	17,916	15,500
Deferred compensation	5,908	5,800
Capital loss carryforwards	—	3,700
Other	3,911	3,200

Total deferred tax assets	228,679	213,100
Valuation allowance	(224,854)	(213,100)

Net deferred tax assets	3,825	—

Deferred tax liabilities:
Unrealized gain on investments	3,825	—
Amortization of goodwill	122	115

Total deferred tax liabilities	$3,947	$115

The valuation allowance increased by $11.8 million for the year ended December 31, 2015, compared to the increase of $14.1 million and $8.5 million for the years ended December 31, 2014 and 2013, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The Company expects to maintain a valuation allowance until circumstances change.

Undistributed earnings of the Company’s foreign subsidiary, Cerus Europe B.V., amounted to approximately $4.8 million at December 31, 2015. The earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. The unrecognized deferred tax liability for unrepatriated earnings at December 31, 2015, was approximately $1.6 million. In the event all foreign undistributed earnings were remitted to the U.S., the Company believes any incremental tax liability would be offset by the Company’s domestic net operating losses and credits.

For the year ended December 31, 2015, the Company reported pretax net losses of $59.5 million on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $466 million and $114 million, respectively. The net operating loss carryforwards for federal and state expire at various dates beginning in 2016 through 2035. The Company’s net operating losses do not include $2.3 million

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

related to windfall tax deductions associated with stock based compensation. The stock based compensation windfall deductions, if utilized, would serve to reduce any income taxes payable with a corresponding credit to additional paid in capital.

At December 31, 2015, the Company had federal research and development credit carryforwards of approximately $23.3 million that expire in various years between 2018 and 2035. The state research and development credits are approximately $18.0 million as of December 31, 2015, and have an indefinite carryover period.

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

The Company will recognize accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company had no unrecognized tax benefits as of December 31, 2015 and 2014. The Company’s tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. There was no income tax audit activity in 2015 nor has the Company been notified by any tax agency of any planned audits.

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

The Company’s operations outside of the U.S. include a wholly-owned subsidiary headquartered in Europe. The Company’s operations in the U.S. are responsible for the research and development and global and domestic commercialization of the INTERCEPT Blood System, while operations in Europe are responsible for the commercialization efforts of the platelet and plasma systems in Europe, the Commonwealth of Independent States and the Middle East. Product revenues are attributed to each region based on the location of the customer.

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the U.S., during the years ended December 31, 2015, 2014 and 2013 (in percentages):

	Year Ended December 31,
	2015	2014	2013
Etablissement Francais du Sang	23%	25%	17%
Grifols	*	*	18%

*	Represents an amount less than 10% of product revenue.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Revenues by geographical location was based on the location of the customer during the years ended December 31, 2015, 2014 and 2013, and was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
France	$7,732	$9,184	$7,030
Spain and Portugal	4,070	2,776	7,033
CIS	3,361	6,636	8,220
Belgium	5,728	4,456	3,971
Switzerland	2,938	3,784	4,078
Other countries	10,394	9,580	9,325

Total revenue	$34,223	$36,416	$39,657

Long-lived assets by geographical location, which consist of property and equipment, net and intangible assets, net, at December 31, 2015 and 2014, were as follows (in thousands):

	December 31,
	2015	2014
U.S.	$4,260	$4,624
Europe & other	229	299

Total long-lived assets	$4,489	$4,923

Note 18. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands except per share amounts):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$7,692	$8,830	$8,045	$9,656
Gross profit	2,978	1,802	2,485	3,494
Net loss	$(9,460)	$(15,972)	$(15,680)	$(14,756)
Net loss per share:
Basic	$(0.10)	$(0.17)	$(0.16)	$(0.15)
Diluted	$(0.17)	$(0.17)	$(0.17)	$(0.15)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Product revenue	$7,866	$8,601	$10,362	$9,587
Gross profit	3,709	3,849	4,673	2,997
Net loss	$(225)	$(7,589)	$(10,759)	$(20,182)
Net loss per share:
Basic	$(0.00)	$(0.10)	$(0.14)	$(0.26)
Diluted	$(0.12)	$(0.16)	$(0.16)	$(0.26)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 9th day of March, 2016.

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

Signature	Title	Date

/S/ WILLIAM M. GREENMAN William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016

/S/ KEVIN D. GREEN Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 9, 2016

/S/ DANIEL. N. SWISHER, JR. Daniel N. Swisher, Jr.	Chairman of the Board of Directors	March 9, 2016

/S/ TIMOTHY B. ANDERSON Timothy B. Anderson	Director	March 9, 2016

/S/ LAURENCE M. CORASH, M.D. Laurence M. Corash, M.D.	Director	March 9, 2016

/S/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 9, 2016

/S/ GAIL SCHULZE Gail Schulze	Director	March 9, 2016

/S/ FRANK WITNEY Frank Witney, PHD.	Director	March 9, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1(22)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(22)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(28)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(8)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(14)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(15)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(7)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(29)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.3(7)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.4(23)†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

10.5(30)†	Amendment #2 to Supply and Manufacturing Agreement, dated December 23, 2014, by and between Cerus Corporation and Porex Corporation.

10.6#	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.7(10)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.8(19)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.9(24)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.10(28)†	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.11	First Amendment to Loan and Security Agreement, dated January 30, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.12†(33)	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Exhibit Number	Description of Exhibit
Real Estate Lease Agreements

10.13(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.14(9)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.15(16)	Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.16(25)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.17(31)	Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

Employment Agreements or Offer Letters

10.18(18)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.19(23)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.20(25)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.21(17)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.22(14)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.23(26)*	Equity Change in Control Agreement with Caspar Hogeboom, dated March 7, 2014.

10.24(23)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.25(25)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.26(33)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.27*	Settlement Agreement, by and between Cerus Europe B.V. and Caspar Hogeboom, dated December 23, 2015.

10.28*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015

Stock Plans and Related Forms

10.29(1)*	1996 Equity Incentive Plan.

10.30(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.31(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.32(32)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.33(2)*	1998 Non-Officer Stock Option Plan.

10.34(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.35(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

Exhibit Number	Description of Exhibit
10.36(32)*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.37(20)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.38(20)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.39(20)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

Other Compensatory Plans or Agreements

10.40(23)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.41(11)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.42(13)*	Form of Severance Benefits Agreement.

10.43(26)*	Amended and Restated Non-Employee Director Compensation Policy.

10.44(31)*	2014 and 2015 Executive Officer Compensation Arrangements.

Other Material Agreements

10.45(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.46(12)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.47(21)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.48(27)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.49(16)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.50(16)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.51(6)†	Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(34)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibit are subject to a confidential treatment order.
*	Compensatory Plan.
#	Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.
(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.
(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.
(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.
(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.
(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.
(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.
(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.
(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.
(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.
(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.
(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.
(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.
(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.
(29)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.
(30)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2014.
(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.
(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.
(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.
(34)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant’s under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.