Form 10-Q
period 2016-03-31
CERUS CORP
filed 2016-05-06
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 28, 2016, there were 101,710,815 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,791	$71,018
Short-term investments	70,513	25,698
Investment in marketable equity securities	5,082	11,163
Accounts receivable	4,086	5,794
Inventories	11,255	10,812
Prepaid expenses	1,377	1,166
Other current assets	6,333	4,755

Total current assets	119,437	130,406
Non-current assets:
Property and equipment, net	3,380	3,549
Goodwill	1,316	1,316
Intangible assets, net	890	940
Restricted cash	574	612
Other assets	2,341	2,579

Total assets	$127,938	$139,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,238	$5,217
Accrued liabilities	9,221	9,853
Manufacturing and development obligations—current	2,219	3,282
Debt—current	4,527	2,956
Deferred revenue—current	613	554

Total current liabilities	22,818	21,862
Non-current liabilities:
Debt—non-current	15,301	16,848
Deferred income taxes	131	122
Manufacturing and development obligations—non-current	4,840	4,542
Other non-current liabilities	1,314	1,263

Total liabilities	44,404	44,637
Commitments and contingencies
Stockholders’ equity:
Common stock	101	99
Additional paid-in capital	694,741	685,189
Accumulated other comprehensive income	3,367	7,289
Accumulated deficit	(614,675)	(597,812)

Total stockholders’ equity	83,534	94,765

Total liabilities and stockholders’ equity	$127,938	$139,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$7,632	$7,692
Cost of revenue	4,263	4,714

Gross profit	3,369	2,978

Operating expenses:
Research and development	6,917	5,581
Selling, general and administrative	11,747	11,718
Amortization of intangible assets	50	50

Total operating expenses	18,714	17,349

Loss from operations	(15,345)	(14,371)

Non-operating (expense) income, net:
Gain from revaluation of warrant liability	—	6,296
Foreign exchange loss	(117)	(1,113)
Interest expense	(655)	(255)
Other income, net	66	2

Total non-operating (expense) income, net	(706)	4,930

Loss before income taxes	(16,051)	(9,441)
Provision for income taxes	812	19

Net loss	$(16,863)	$(9,460)

Net loss per share:
Basic	$(0.17)	$(0.10)
Diluted	$(0.17)	$(0.17)
Weighted average shares outstanding used for calculating net loss per share:
Basic	99,471	93,411
Diluted	99,471	94,662

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(16,863)	$(9,460)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments, net of taxes of ($2,058) and zero for the three months ended March 31, 2016 and 2015, respectively	(3,922)	19

Comprehensive loss	$(20,785)	$(9,441)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(16,863)	$(9,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	476	443
Stock-based compensation	1,776	1,474
Changes in valuation of warrant liability	—	(6,296)
Non-cash interest expense	300	64
Deferred income taxes	9	1
Non-cash tax expense from other unrealized loss on available-for-sale securities	768	—
Changes in operating assets and liabilities:
Accounts receivable	1,708	340
Inventories	(488)	(1,220)
Other assets	(213)	(116)
Accounts payable	995	484
Accrued liabilities	(639)	(1,488)
Manufacturing and development obligations	(924)	—
Deferred revenue	52	23

Net cash used in operating activities	(13,043)	(15,751)

Investing activities
Capital expenditures	(43)	(59)
Purchases of investments	(50,544)	(69,982)
Proceeds from maturities of investments	5,500	4,400
Restricted cash	38	47

Net cash used in investing activities	(45,049)	(65,594)

Financing activities
Net proceeds from the issuance of common stock in connection with equity incentive plans	698	999
Net proceeds from public offering	7,199	75,527
Repayment of debt	(32)	(28)

Net cash provided by financing activities	7,865	76,498

Net decrease in cash and cash equivalents	(50,227)	(4,847)
Cash and cash equivalents, beginning of year	71,018	22,781

Cash and cash equivalents, end of year	$20,791	$17,934

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which were included in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on March 9, 2016. The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from the Company’s audited consolidated financial statements as of that date, except as described in the New Accounting Pronouncement section below related to the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the three months ended March 31, 2016 and 2015 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

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

Research and Development Expenses

In accordance with ASC Topic 730, “Accounting for Research and Development Expenses,” research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred under each grant that has been awarded to the Company by the U.S. government or development contracts. Research and development expenses include salaries and related expenses for scientific and regulatory personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the amounts of R&D expenses recorded. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale.

Investments

Investments with original maturities of greater than three months primarily include corporate debt, U.S. government agency securities and marketable equity securities of Aduro Biotech, Inc. (“Aduro”), and are designated as available-for-sale and classified as short-term investments or investment in marketable equity securities, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized (losses) gains on available-for-sale investments, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

The Company holds a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit is held to satisfy the financial surety requirements of the California Department of Health Services and is recorded in “Other assets” on the Company’s unaudited condensed consolidated balance sheets. The Company also has certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2016, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At March 31, 2016, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two customers and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at March 31, 2016 and December 31, 2015, respectively. These customers cumulatively represented approximately 48% and 49% of the Company’s outstanding trade receivables at March 31, 2016 and December 31, 2015, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2016 and December 31, 2015, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2016 and December 31, 2015, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s consolidated statements of operations. At March 31, 2016 and December 31, 2015, the Company had $1.6 million and $1.8 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

The Company performs an impairment test on its intangible assets, in accordance ASC Topic 360-10, “Property, Plant and Equipment,” if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. For further details regarding the impairment analysis, reference is made to the section below under “Long-lived Assets.” See Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2016 and 2015.

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

See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s stock-based compensation expenses.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal and California tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a full valuation allowance on all of its net deferred tax assets, except for its indefinite lived intangibles.

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

Certain potential dilutive securities were excluded from the dilution calculation for the three months ended March 31, 2016 and 2015, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(16,863)	$(9,460)
Effect of revaluation of warrant liability	—	(6,296)

Adjusted net loss used for diluted calculation	$(16,863)	$(15,756)

Denominator:
Basic weighted average number of shares outstanding	99,471	93,411
Effect of dilutive potential shares	—	1,251

Diluted weighted average number of shares outstanding	99,471	94,662

Net loss per share:
Basic	$(0.17)	$(0.10)
Diluted	$(0.17)	$(0.17)

The table below presents shares underlying stock options, employee stock purchase plan rights, restricted stock units and/or convertible preferred stock that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2016 and 2015 (shares in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average number of anti-dilutive potential shares—outstanding options	14,986	13,439

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities and warrant liability prior to the expiration and exercise of the warrants in November 2015. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s corporate debt and U.S. government agency securities holdings. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Notes 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition method and is currently assessing the potential effects of this ASU on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The Company has adopted this ASU effective January 1, 2016 under the retrospective application method. To conform to the current period presentation, the Company reclassified $32,000 and $36,000, which were previously included in the Other current assets and Other assets, respectively, in the Company’s condensed consolidated balance sheet as of December 31, 2015, as a reduction of Debt-current and Debt-non-current, respectively. As a result of the reclassifications, Other current assets and Debt-current decreased by $32,000, and Other assets and Debt- non-current decreased by $36,000, in the Company’s condensed consolidated balance sheet as of December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This ASU will be effective for the Company in fiscal year 2018. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements and anticipates the new guidance will significantly impact the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled, and eliminates additional paid-in capital (APIC) pools. The ASU also changes the accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and the accounting for forfeitures, and provides two practical expedients for nonpublic entities. This ASU will be effective for the Company in fiscal year 2017. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on the Company’s condensed consolidated financial statements.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2016, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2016 (in thousands):

	Balance sheet classification	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	Cash and cash equivalents	$6,648	$6,648	$—	$—
United States government agency securities	Short-term investments	9,997	—	9,997	—
Corporate debt securities	Short-term investments	60,516	—	60,516	—
Marketable equity securities	Marketable equity securities	5,082	5,082	—	—

Total financial assets		$82,243	$11,730	$70,513	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2015 (in thousands):

	Balance sheet classification	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	Cash and cash equivalents	$59,302	$59,302	$—	$—
Corporate debt securities	Short-term investments	25,698	—	25,698	—
Marketable equity securities	Marketable equity securities	11,163	11,163	—	—

Total financial assets		$96,163	$70,465	$25,698	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2016 or the year ended December 31, 2015. The Company did not have any financial assets or liabilities classified as level 3 financial instruments at March 31, 2016 and December 31, 2015.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2016 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,648	$—	$—	$6,648
United States government agency securities	9,996	1	—	9,997
Corporate debt securities	60,465	72	(21)	60,516
Marketable equity securities	—	5,082	—	5,082

Total available-for-sale securities	$77,109	$5,155	$(21)	$82,243

The following is a summary of available-for-sale securities at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$59,302	$—	$—	$59,302
Corporate debt securities	25,747	—	(49)	25,698
Marketable equity securities	—	11,163	—	11,163

Total available-for-sale securities	$85,049	$11,163	$(49)	$96,163

Available-for-sale securities at March 31, 2016 and December 31, 2015, consisted of the following by contractual maturity (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$56,934	$56,934	$85,049	$85,000
Marketable equity securities	—	5,082	—	11,163
Greater than one year and less than five years	20,175	20,227	—	—

Total available-for-sale securities	$77,109	$82,243	$85,049	$96,163

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$18,137	$(21)	$—	$—	$18,137	$(21)

Total available-for-sale securities	$18,137	$(21)	$—	$—	$18,137	$(21)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)

Total available-for-sale securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)

As of March 31, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three months ended March 31, 2016 and 2015. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2016 and 2015.

Note 4. Inventories

Inventories at March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Work-in-process	$2,966	$3,187
Finished goods	8,289	7,625

Total inventories	$11,255	$10,812

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three months ended March 31, 2016, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2016, unless indicators of impairment are identified prior to that date. As of March 31, 2016, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at March 31, 2016 (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(1,127)	$890

Total intangible assets	$2,017	$(1,127)	$890

The following is a summary of intangible assets, net at December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license—INTERCEPT Asia	$2,017	$(1,077)	$940

Total intangible assets	$2,017	$(1,077)	$940

The Company recognized $0.05 million in amortization expense related to intangible assets for each of the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, there were no impairment charges recognized related to the acquired intangible assets.

At March 31, 2016, the expected annual amortization expense of the intangible assets, net is $0.15 million for the remaining nine months of 2016, $0.2 million annually beginning with the year ending December 31, 2017 through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

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

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and related costs	$4,664	$5,198
Accrued professional services	2,808	2,337
Accrued customer costs	923	987
Accrued insurance premiums	220	438
Other accrued expenses	606	893

Total accrued liabilities	$9,221	$9,853

Note 8. Debt

Debt consisted of the following (in thousands):

	March 31, 2016
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$20,000	$(172)	$19,828
Less: debt—current	(4,615)	88	(4,527)

Debt—non-current	$15,385	$(84)	$15,301

	December 31, 2015
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$20,000	$(196)	$19,804
Less: debt—current	(3,050)	94	(2,956)

Debt—non-current	$16,950	$(102)	$16,848

Principal and interest payments on debt at March 31, 2016, are expected to be as follows * (in thousands):

Year ended December 31,	Principal	Interest	Total
2016	$3,050	$1,003	$4,053
2017	6,428	980	7,408
2018	6,892	517	7,409
2019	3,630	1,474	5,104

Total	$20,000	$3,974	$23,974

*	Unless interest only period extends to December 31, 2016, as described below.

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche of $10.0 million (“Term Loan C”) can be drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. The Company determined that the amendment to the Term Loan Agreement resulted in a modification. As a result, the Term Loan will continue to be accounted for by using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. As amended, Term Loan C will be available, subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold (the “Revenue Event”), from the date of the achievement of the Revenue Event, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loan C would bear an interest rate calculated at the greater of 6.95%, or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the Term Loan C funding date. All of the Term Loans mature on June 1, 2019. The Company is required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at March 31, 2016.

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

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At March 31, 2016, the Company had an outstanding liability of $0.5 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.4 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Sales Agreement

On March 21, 2014, the Company entered into Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (as amended, the “Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provided for the issuance and sale of shares of its common stock over the term of the Cantor Agreement having an aggregate offering price of up to $70 million through Cantor. Under the Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2016, 1.2 million shares of the Company’s common stock were sold under the Cantor Agreement for net proceeds of $7.1 million. At March 31, 2016, the Company had approximately $15.3 million of common stock available to be sold under the Cantor Agreement. See Note 15 regarding the amendment of the Cantor Agreement to increase the amount of common stock available to be sold thereunder.

Note 11. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan was authorized to issue an aggregate of 1,320,500 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At March 31, 2016, the Company had 1,551,390 shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the Amended 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19,540,940 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At March 31, 2016, no performance-based stock options were outstanding.

At March 31, 2016, the Company had an aggregate of approximately 21.0 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.0 million shares and 0.6 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 4.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2015	14,119	$4.21
Granted	2,075	5.08
Forfeited	(37)	5.16
Expired	(89)	9.97
Exercised	(127)	2.33

Balances at March 31, 2016	15,941	4.31

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2015	—	$—
Granted	634	5.06
Forfeited	(1)	5.06
Vested	—	—

Balances at March 31, 2016	633	5.06

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

Note 12. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax items in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax effect in continuing operations. During the three months ended March 31, 2016, the Company recorded unrealized losses of $3.9 million, net of taxes, on its investments in available-for-sale securities in other comprehensive income. As a result, the Company recorded tax expense of $0.8 million for the three months ended March 31, 2016.

Note 13. Development and License Agreements

Agreements with Fresenius

Through December 31, 2013, Fresenius manufactured and supplied the platelet and plasma systems to the Company under a supply agreement (the “Original Supply Agreement”) entered into by the parties. The Company also had an agreement with Fresenius that required the Company to pay royalties on INTERCEPT Blood System product sales at royalty rates that varied by product. In November 2013, the Company amended the Original Supply Agreement with Fresenius, with the new terms effective January 1, 2014 (the “2013 Amendment”). Under the 2013 Amendment, Fresenius was obligated to sell, and the Company was obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. The 2013 Amendment also provided for fixed pricing for finished kits with successive decreasing pricing tiers at various annual production volumes. Fresenius was also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices.

In October 2015, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “2015 Agreement”) with Fresenius, which amended and restated the 2013 Amendment and Original Supply Agreement. Under the 2015 Agreement, Fresenius continues to be obligated to sell and the Company is obligated to purchase finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The 2015 Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the 2015 Agreement, the Company is no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. Under the 2015 Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying consolidated balance sheets until such time as the Company purchases finished disposable kits using those components.

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31st of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of March 31, 2016, the Company had paid $1.2 million (€1.1 million) and accrued $7.0 million (€6.2 million) related to the Manufacturing and Development Payments, of which $2.2 million (€1.9 million) was included in “Manufacturing and development obligations—current”, and $4.8 million (€4.3 million) was included in “Manufacturing and development obligations—non-current” on the Company’s Consolidated Balance Sheets.

As of December 31, 2015, the Company had accrued $7.8 million (€7.2 million) related to the Manufacturing and Development Payments, of which $3.3 million (€3.0 million) was included in “Manufacturing and development obligations—current”, and $4.5 million (€4.2 million) was included in “Manufacturing and development obligations—non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of March 31, 2016 and December 31, 2015, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” on the Company’s Consolidated Balance Sheets at $3.7 million and $4.1 million, respectively. As of March 31, 2016 and December 31, 2015, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.3 million and $2.4 million, respectively.

The initial term of the 2015 Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the 2015 Agreement, the Company has the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius.

The Company made payments to Fresenius of $3.6 million and $4.7 million relating to the manufacturing of the Company products during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the Company owed Fresenius $3.2 million and $2.5 million, respectively, for platelet and plasma system disposable kits manufactured. At March 31, 2016 and December 31, 2015, amounts due from Fresenius were $0.9 million and $0.2 million, respectively.

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

The Company’s operations outside of the U.S. include a wholly-owned subsidiary headquartered in Europe. The Company’s operations in the U.S. are responsible for the R&D and global and domestic commercialization of the INTERCEPT Blood System, while operations in Europe are responsible for the commercialization efforts of the platelet and plasma systems in Europe, the Commonwealth of Independent States and the Middle East. Product revenues are attributed to each region based on the location of the customer, and in the case of non-product revenues, on the location of the collaboration partner.

The Company had the following significant customers that accounted for more than 10% of the Company’s total revenue, each of which operates in a country outside of the United States of America, during the three months ended March 31, 2016 and 2015 (in percentages):

	Three Months Ended
	March 31
	2016	2015
Advanced Technology Comp. KSC	18%	*
Etablissement Francais du Sang	*	26%
Medical Device ApS	11%	*
Rode Kruis Vlaanderen	12%	*

*	Represents an amount less than 10% of product revenue.

Note 15. Subsequent Event

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014 (as amended, the “Amended Cantor Agreement”) with Cantor. As amended by Amendment No. 2, the Amended Cantor Agreement now provides for the issuance and sale of shares of the Company’s common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $62.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may occur in future periods.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extension or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, legal proceedings, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we may pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our commercial activities in the United States are currently focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur until we have been able to successfully implement INTERCEPT and demonstrate that it is economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

Aduro Biotech

We hold an investment in Aduro Biotech Inc., or Aduro, common stock totaling 396,700 shares. Aduro trades on the NASDAQ Global Select Market, under the symbol “ADRO”. As of March 31, 2016, the fair value of Aduro’s common stock was $12.81 per share. We account for the investment in Aduro as an available-for-sale security on our consolidated balance sheet and adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Prior to Aduro’s IPO in April 2015, we held the investment in Aduro at zero on our consolidated balance sheet.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31st of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of March 31, 2016, we had accrued $7.1 million (€6.2 million) related to the Manufacturing and Development Payments.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on our behalf related to research and development, or R&D activities and manufacturing efficiency activities. We allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on our behalf is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement.

The initial term of the 2015 Agreement extends through July 1, 2025, or the Initial Term, and is automatically renewed thereafter for additional two year terms, or Renewal Terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the 2015 Agreement, we have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius.

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

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co. or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $62.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the three months ended March 31, 2016, 1.2 million shares of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $7.1 million. At March 31, 2016, we had approximately $15.3 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement. As a result of Amendment No. 2, which increased the amount of common stock that may be issued and sold pursuant to the Amended Cantor Agreement by $62.2 million, we had $70 million of common stock available to be sold under the Amended Cantor Agreement at May 5, 2016, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche can be drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, or Term Loan C, would be available, subject to our achievement of consolidated trailing six months’ revenue at a specified threshold, or the Revenue Event, from the date on which the Revenue Event is achieved, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loan C would bear an interest rate calculated at the greater of 6.95%, or 6.72% plus the three month U.S. London Interbank Offered Rate, or LIBOR in effect three business days prior to the Term Loan C funding date. All of the Term Loans mature on June 1, 2019. Following the amendment to Term Loan Agreement, we are required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2016. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, warrants, stock-based compensation and income taxes to be critical policies. There have been no changes to our critical accounting policies since we filed our 2015 Form 10-K with the SEC on March 9, 2016. For a description of our critical accounting policies, please refer to our 2015 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Revenue	$7,632	$7,692	$(60)	(1)%

Revenue slightly decreased during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily as a result of a decline in sales volume of approximately 3% related to our disposable kits to our customer base, and to a lesser extent, the deterioration in the Euro relative to the U.S. dollar of approximately 2% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, as most revenue has been invoiced and transacted in Euro, and accordingly reported revenues is in U.S. dollars. This was partially offset by a more favorable sales mix of product sold to customers period over period.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales and newly accessible geographies. However, continued deterioration in the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would continue to adversely impact revenue as the majority of our revenues are expected to come from Euro denominated markets. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable, costs for idle facilities, and, prior October 19, 2015, royalties payable to Fresenius for product sales. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Cost of revenue	$4,263	$4,714	$(451)	(10)%

Cost of revenue decreased during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This decrease was primarily the result of inventory produced during periods of more favorable foreign currency exchange rates, partially offset by increased obsolescence and manufacturing charges in the current period.

Our realized gross margin on product sales was 44% during the three months ended March 31, 2016, up from 39% during the three months ended March 31, 2015. The increase in gross margins on sales was primarily due to the favorable foreign exchange impact on cost of revenues which were recorded at foreign exchange rates in effect at the time the inventory was purchased, which was lower than the rates at the time of sale, partially offset by period charges for outdated products.

Changes in our gross margins are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius Kabi, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which product is sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their annual purchases. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins. Our gross margins may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Research and development	$6,917	$5,581	$1,336	24%

Research and development expenses increased during the three months ended March 31, 2016, compared to the three months ended March 31, 2015 primarily due to increased costs associated with clinical development of our red blood cell system, our pursuit of PMA supplement approvals for the platelet and plasma systems and our IDE studies.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing CMC activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal and facility and infrastructure related expenses, and insurance premiums.

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Selling, general and administrative	$11,747	$11,718	$29	0%

Selling, general, and administrative expenses remained flat during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing personnel, as well as medical science liaisons to educate hospitals and physicians on our products and drive hospital demand for INTERCEPT-treated blood components.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Amortization of intangible assets	$50	$50	$—	—%

Amortization of intangible assets remained flat during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Gain from revaluation of warrant liability	$—	$6,296	$(6,296)	(100)%
Foreign exchange loss	(117)	(1,113)	996	(89)%
Interest expense	(655)	(255)	(400)	157%
Other income, net	66	2	64	3,200%

Total non-operating (expense) income, net	$(706)	$4,930	$(5,636)	(114)%

Gain from revaluation of Warrant liability

In November 2010, we issued warrants to purchase an aggregate of 3.7 million shares of common stock in connection with an offering of our common stock. In November 2015, all of the outstanding warrants were exercised. The fair value of the outstanding warrants, which was calculated using the Black-Scholes model, was classified as a liability on our unaudited condensed consolidated balance sheets and was adjusted at each reporting period, until such time the instruments were exercised. Upon exercise, the fair value of the warrants was reclassified from liabilities to stockholders’ equity.

We had no outstanding warrants during the three months ended March 31, 2016, and recorded a $6.3 million non-cash gain from the revaluation of the warrant liability for the three months ended March 31, 2015.

Foreign exchange (loss) gain

We recorded a foreign exchange loss of $0.1 million during the three months ended March 31, 2016, compared to a foreign exchange loss of $1.1 million during the three months ended March 31, 2015, primarily attributable to favorable foreign currency variations between the Euro and U.S. dollar.

Other income, net

Other income, net increased during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to increased interest income from our investments in marketable securities.

Interest expense

Interest expense increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below), resulting from the drawdown of Term Loan B of $10.0 million in June 2015.

Provision for Income Taxes

For the three months ended March 31, 2016, we recorded a tax expense of $0.8 million, which is largely the result of changes in the fair value of our investments, primarily shares of Aduro. The tax expense partially offsets the tax benefit recorded in other comprehensive income which is also associated with the decreased value of our Aduro investment. For the three months ended March 31, 2015, the provision for income taxes primarily consisted of foreign income taxes of $0.02 million for our wholly-owned subsidiary headquartered in Europe.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2016.

As of March 31, 2016, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At March 31, 2016, we had cash and cash equivalents of $20.8 million, compared to $71.0 million at December 31, 2015. We had $75.6 million of short-term investments and investments in marketable equity securities at March 31, 2016, and $36.9 million at December 31, 2015. We also had total indebtedness under our Term Loan Agreement of approximately $19.8 million at March 31, 2016 and $19.8 million at December 31, 2015. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. In addition, at March 31, 2016, our investment in marketable equity securities consists of$5.1 million related to our investment in Aduro.

Operating Activities

Net cash used in operating activities was $13.0 million for the three months ended March 31, 2016, compared to $15.8 million during the three months ended March 31, 2015. The decrease in net cash used in operating activities was primarily related to changes in working capital with a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments, and a decrease in accounts receivable during the three months ended March 31, 2016, as compared to the corresponding period in 2015. The decrease in net cash used in operating activities was further impacted by a decreased inventory build during the three months ended March 31, 2016, compared to the corresponding period in 2015 and partially offset by increased cash spent for development activities for our red blood cell program, support of our expanded use IDE for treatment of platelets, and selling and administrative expenses related to U.S. commercial launch of our platelet and plasma systems.

Investing Activities

Net cash used in investing activities was $45.0 million for the three months ended March 31, 2016, compared to $65.6 million during the three months ended March 31, 2015. The change period over period was primarily the result of fewer new investments in marketable securities during the three months ended March 31, 2016, as compared to the same period in 2015.

Financing Activities

Net cash provided by financing activities was $7.9 million during the three months ended March 31, 2016, compared to $76.5 million during the three months ended March 31, 2015. The decrease in net cash provided by financing activities was primarily due to the decrease of proceeds received from public offerings. In January 2015, we issued 14.6 million shares of our common stock in an underwritten public offering for approximately $75.3 million.

Working Capital

Working capital decreased to $96.6 million at March 31, 2016, from $108.5 million at December 31, 2015, primarily due to the decline of the market value of our investment in Aduro, and lower cash, cash equivalent and short-term investments balances, which was used to support ongoing operations.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we may pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2016:

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$7,895	$7,201	$694	$—	$—
Manufacturing and development obligations	8,517	2,271	6,246	—	—
Debt	23,974	5,905	14,817	3,252	—
Operating leases	3,307	1,130	1,707	470	—
Other commitments	1,271	888	287	96	—

Total contractual obligations	$44,964	$17,395	$23,751	$3,818	$—

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for remaining payments of $2.3 million (€2.0 million) to be made in 2016, and a payment of $6.2 million (€5.5 million) on December 31st of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve, and the table above assumes that we achieve, the production threshold in 2018.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2020, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our unaudited condensed consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. At March 31, 2016, we had an outstanding liability of $0.5 million related to these leasehold improvements. Also included in other commitments are payments for termination fees in 2016, and consulting fees to be paid in 2016 and 2017.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche can be drawn and the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, Term Loan C, would be available, subject to our achievement of the Revenue Event, from the date on which the Revenue Event is achieved, to the earlier of (i) June 30, 2016, and (ii) 60 days after the Revenue Event is achieved. Term Loan A bears an interest rate of 6.95%., and Term Loan B bears an interest rate of 7.01%. Term Loan C will bear an interest rate calculated at the greater of 6.95% or 6.72% plus the three month U.S. LIBOR rate in effect three business days prior to the Term Loan C funding date. All of the Term Loans mature on June 1, 2019. Following the amendment, we are required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter; however, if the Revenue Event is achieved no later than May 31, 2016, then the interest-only period may be extended through December 31, 2016, and the amortization period will be reduced to thirty months. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2016. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

Our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve the Revenue Event, which we may not be able to meet.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consist of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2016 or the year ended December 31, 2015. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance, not absolute assurance, that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, that based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that the objective of our disclosure control system were met.

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

We have conducted studies of our products in both in vitro and in vivo environments using well-established tests that are accepted by regulatory bodies. When an in vitro test was not generally available or not well-established, we conducted in vivo studies in mammalian models to predict human responses. Although we have no reason to believe that the in vitro and in vivo studies are not predictive of actual results in humans, we cannot be certain that the results of these in vitro and in vivo studies accurately predict the actual results in humans in all cases. In addition, strains of infectious agents in living donors may be different from those strains commercially available or for which we have tested and for which we have received approval of the inactivation claims for our products. To the extent that actual results in human patients differ, commercially available or tested strains prove to be different, or customers or potential customers perceive that actual results differ, from the results of our in vitro or in vivo testing, market acceptance of our products may be negatively impacted.

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. In addition, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in-turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the United States.

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

In December 2015, we entered into a new two-year framework agreement with the Établissement Français du Sang, or the EFS, to supply platelet and plasma disposable kits. The structure of this contract differs from our previous contract with EFS and requires that a subsequent contract be entered into to define prices and volumes. In March 2016, we entered into a subsequent contract with EFS for a period of one year at certain defined prices. We cannot provide any assurance that the terms, including the pricing or committed volumes, if any, of any additional subsequent contract will be equivalent or superior to the terms under our current subsequent contract. If the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the United States only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the commercial launch of the platelet and plasma systems in the United States, we expect to incur additional R&D costs associated with new product development, enhancements to existing products, planning, enrolling and completing our required post-approval studies, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, and completing chemistry, manufacturing and control, or CMC, activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including the sovereign debt crisis in certain countries in Europe, disruptions due to political instability or terrorist attacks, economies and currencies largely effected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of one or more member countries from the European Union, such as the United Kingdom, or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the current political conflict stemming from tensions in the Ukraine have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the European Union, United States or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

In addition, terrorist attacks and civil unrests in some of the countries where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. For instance, in Europe, our label permits storage of platelets treated with the INTERCEPT Blood System in both storage solution as well as suspended in 100% plasma, both of which are common practices with the preparation of conventional platelet components. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products.

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites in Europe because of travel restrictions, political instability or terrorist activity or concerns over employee safety. Significant delays in clinical testing could also materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the United States, or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the recent expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. Other regulatory authorities outside of the United States may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

Outside the United States, regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the European Union may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require, among other requirements, that our products be widely adopted commercially in Europe and the United States, or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the United States, Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the United States, blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development and CMC activities to support an anticipated CE mark submission planned for the second half of 2016, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the European Union, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to enroll sufficient patients and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. As part of our development and CMC activities, we will need to complete a number of in vitro studies, finalize development of the final commercial configuration of the red blood cell system and manufacture and validate sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe. In addition, we will likely need to undertake additional development activities, including Phase III clinical trials, prior to receiving potential regulatory approvals in the United States, which may require capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

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

In December 2014, the FDA approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Also in December 2014, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the United States, we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In 2013 and 2014, we experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

Our supply agreement with Porex was amended in December 2014 and now expires on December 31, 2016. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. We are party to a development agreement with another manufacturer for the development of compound adsorption devices. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely at least a year away. We entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2016 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice. We have not been notified by NOVA of their intention to terminate the agreement.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain customers require, and potential future customers may require, product with a minimum shelf life. As a result, we may need to manufacture sufficient product to meet that forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. Certain customers may require product with a minimum shelf life remaining prior to shipment. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we chose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins.

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

In order to address the entire market in the United States, Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the United States, we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the United States are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In the United States, our platelet system is currently only approved for apheresis collections and for use with platelets suspended in a storage solution or in 100% plasma. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit revenues from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the United States, including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we may pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between us and an “interested stockholder”. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine. In addition, our executive employment agreements, change of control severance benefit plan and equity incentive plans and agreements thereunder provide for certain severance benefits in connection with a change of control of us, including single-trigger equity vesting acceleration benefits with respect to outstanding stock options, which could increase the costs to a third party acquirer and/or deter such third party from acquiring us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 5, 2016, the Company entered into Amendment No. 2 (the “Amendment”) to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 as previously amended on March 21, 2014 (the “Sales Agreement”) and as further amended on May 5, 2016, (the “Amended Sales Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor additional shares of the Company’s common stock (“Common Stock”) having an aggregate offering price of up to approximately $62.2 million (such shares, the “Additional Shares”). The Additional Shares are in addition to the shares of Common Stock that remained unsold under the Sales Agreement. As of immediately prior to the Amendment, shares of Common Stock having an aggregate offering price of up to approximately $7.8 million remained unsold under the Sales Agreement such that, at May 5, 2016, shares of Common Stock having an aggregate offering price of up to $70 million remained available to be sold under the Amended Sales Agreement (such shares, the “Sales Agreement Shares”). The issuance and sale of these shares under the Amended Sales Agreement, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, File No. 333-198005, initially filed with the Securities and Exchange Commission on August 8, 2014. We make no assurance as to the continued effectiveness of this shelf registration statement.

Under the Amended Sales Agreement, Cantor may sell the Sales Agreement Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The NASDAQ Global Market, the existing trading market for the Common Stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. Subject to the terms and conditions of the Amended Sales Agreement, Cantor will use commercially reasonable efforts to sell our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). Cantor is entitled to compensation from us at a commission rate of up to 3.0% of the gross sales price per share of Common Stock under the terms of the Amended Sales Agreement. We are not obligated to make any sales of Common Stock under the Amended Sales Agreement. The offering of shares of our Common Stock pursuant to the Amended Sales Agreement will terminate upon the earlier of (1) the sale of all Common Stock subject to the Amended Sales Agreement and (2) termination of the Amended Sales Agreement. The Amended Sales Agreement may be terminated by Cantor or the Company at any time upon 10 days notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change with respect to the Company.

The foregoing description of the Amended Sales Agreement is not complete and is qualified in its entirety by reference to (i) the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (the “Original Agreement”), a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012, (ii) Amendment No. 1 to the Original Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014, and (iii) the Amendment which is filed herewith as Exhibit 10.1, and in each case incorporated herein by reference.

A copy of the opinion of Cooley LLP relating to the validity of the issuance and sale of the Sales Agreement Shares pursuant to the Amended Sales Agreement (the “Opinion”) is also filed herewith as Exhibit 5.1. This Quarterly Report on Form 10-Q also incorporates by reference the Amendment and the Opinion into our above-referenced shelf registration statement on Form S-3.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

5.1	Opinion of Cooley LLP.

10.1	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2**	2015 and 2016 Executive Officer Compensation Arrangements.

10.3#	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

23.1	Consent of Cooley LLP (included in Exhibit 5.1).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(7)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Registrant has requested confidential treatment for portions of this exhibit.
**	Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 6, 2016	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer
(on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

5.1	Opinion of Cooley LLP.

10.1	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2**	2015 and 2016 Executive Officer Compensation Arrangements.

10.3#	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

23.1	Consent of Cooley LLP (included in Exhibit 5.1).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(7)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Registrant has requested confidential treatment for portions of this exhibit.
**	Compensatory plan.