Form 10-Q
period 2016-06-30
CERUS CORP
filed 2016-08-05
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 28, 2016, there were 102,709,344 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED June 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,704	$71,018
Short-term investments	76,350	25,698
Investment in marketable equity securities	4,487	11,163
Accounts receivable	5,149	5,794
Inventories	12,111	10,812
Prepaid expenses	1,066	1,166
Other current assets	5,345	4,755
Total current assets	112,212	130,406
Non-current assets:
Property and equipment, net	3,216	3,549
Goodwill	1,316	1,316
Intangible assets, net	839	940
Restricted cash	575	612
Other assets	2,293	2,579
Total assets	$120,451	$139,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,190	$5,217
Accrued liabilities	9,439	9,853
Manufacturing and development obligations - current	2,221	3,282
Debt - current	6,127	2,956
Deferred revenue - current	767	554
Total current liabilities	25,744	21,862
Non-current liabilities:
Debt - non-current	13,726	16,848
Deferred income taxes	140	122
Manufacturing and development obligations - non-current	4,844	4,542
Other non-current liabilities	1,356	1,263
Total liabilities	45,810	44,637
Commitments and contingencies
Stockholders' equity:
Common stock	102	99
Additional paid-in capital	704,402	685,189
Accumulated other comprehensive income	2,978	7,289
Accumulated deficit	(632,841)	(597,812)
Total stockholders' equity	74,641	94,765
Total liabilities and stockholders' equity	$120,451	$139,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$9,251	$8,830	$16,883	$16,522
Cost of revenue	4,976	7,028	9,239	11,742
Gross profit	4,275	1,802	7,644	4,780

Operating expenses:
Research and development	8,557	5,213	15,474	10,794
Selling, general and administrative	12,406	12,063	24,153	23,781
Amortization of intangible assets	51	51	101	101
Total operating expenses	21,014	17,327	39,728	34,676
Loss from operations	(16,739)	(15,525)	(32,084)	(29,896)
Non-operating (expense) income, net:
(Loss) gain from revaluation of warrant liability	-	(2,707)	-	3,589
Foreign exchange gain (loss)	101	499	(16)	(614)
Interest expense	(658)	(301)	(1,313)	(556)
Other income, net	113	27	179	29
Total non-operating (expense) income, net	(444)	(2,482)	(1,150)	2,448
Loss before income taxes	(17,183)	(18,007)	(33,234)	(27,448)
Provision (benefit) for income taxes	983	(2,035)	1,795	(2,016)
Net loss	$(18,166)	$(15,972)	$(35,029)	$(25,432)

Net loss per share:
Basic	$(0.18)	$(0.17)	$(0.35)	$(0.27)
Diluted	$(0.18)	$(0.17)	$(0.35)	$(0.30)
Weighted average shares outstanding used for calculating net loss per share:
Basic	101,563	95,728	100,517	94,576
Diluted	101,563	95,728	100,517	95,682

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(18,166)	$(15,972)	$(35,029)	$(25,432)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments, net of taxes of $(205) and $4,552 for the three months ended June 30, 2016 and 2015, respectively, and $(2,263) and $4,552 for the six months ended June 30, 2016 and 2015, respectively	(389)	7,493	(4,311)	7,512
Comprehensive loss	$(18,555)	$(8,479)	$(39,340)	$(17,920)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(35,029)	$(25,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	964	835
Stock-based compensation	3,862	3,179
Changes in valuation of warrant liability	-	(3,589)
Non-cash interest expense	603	139
Deferred income taxes	18	7
Non-cash tax expense (benefit) from other unrealized loss on available-for-sale securities	1,702	(2,085)
Changes in operating assets and liabilities:
Accounts receivable	645	69
Inventories	(1,318)	1,112
Other assets	435	739
Accounts payable	1,902	(4,176)
Accrued liabilities	(458)	(1,538)
Manufacturing and development obligations	(1,082)	-
Deferred revenue	189	256
Net cash used in operating activities	(27,567)	(30,484)
Investing activities
Capital expenditures	(118)	(325)
Purchases of investments	(70,560)	(69,983)
Proceeds from maturities of investments	19,500	22,444
Restricted cash	37	(114)
Net cash used in investing activities	(51,141)	(47,978)
Financing activities
Net proceeds from equity incentives and warrants	907	5,472
Net proceeds from public offering	14,547	75,324
Proceeds from loans	-	10,000
Repayment of debt	(60)	(56)
Net cash provided by financing activities	15,394	90,740
Net (decrease) increase in cash and cash equivalents	(63,314)	12,278
Cash and cash equivalents, beginning of period	71,018	22,781
Cash and cash equivalents, end of period	$7,704	$35,059

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any future periods.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the three and six months ended June 30, 2016 and 2015 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

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

The Company receives reimbursement under certain U.S. government contracts or grants that support research and development of defined projects. These contracts or grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Funds received are non-refundable. Revenue related to the cost reimbursement provisions under U.S. government contracts or grants are recognized as the qualified direct and indirect costs on the projects are incurred. Costs incurred related to services performed under these contracts are included as a component of research and development expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the revenue recorded from development funding and government contracts or grants. Actual results may differ from those estimates under different assumptions or conditions.

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

The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the amounts of R&D expenses recorded from development funding and government contracts or grants. Actual results may differ from those estimates under different assumptions or conditions.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2016, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At June 30, 2016, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at June 30, 2016 and December 31, 2015. These customers cumulatively represented approximately 37% and 49% of the Company’s outstanding trade receivables at June 30, 2016 and December 31, 2015, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2016 and December 31, 2015, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2016 and December 31, 2015, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of revenue” on the Company’s consolidated statements of operations. At June 30, 2016 and December 31, 2015, the Company had $1.6 million and $1.8 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2016 and 2015.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

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

Certain potential dilutive securities were excluded from the dilution calculation for the three and six months ended June 30, 2016 and 2015, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(18,166)	$(15,972)	$(35,029)	$(25,432)
Effect of revaluation of warrant liability	-	-	-	(3,589)
Adjusted net loss used for diluted calculation	$(18,166)	$(15,972)	$(35,029)	$(29,021)
Denominator:
Basic weighted average number of shares outstanding	101,563	95,728	100,517	94,576
Effect of dilutive potential shares	-	-	-	1,106
Diluted weighted average number of shares outstanding	101,563	95,728	100,517	95,682
Net loss per share:
Basic	$(0.18)	$(0.17)	$(0.35)	$(0.27)
Diluted	$(0.18)	$(0.17)	$(0.35)	$(0.30)

The table below presents shares underlying stock options, restricted stock units and/or warrants that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2016 and 2015 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of anti-dilutive potential shares:
Stock options	15,891	14,015	15,331	13,102
Restricted stock units	640	-	428	-
Warrants	-	2,985	-	-
Total	16,531	17,000	15,759	13,102

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2016 and December 31, 2015.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition method and is currently assessing the potential effects of this ASU on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The standard is effective for annual periods beginning after December 15, 2016, and interim periods thereafter, with early application permitted. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The Company has adopted this ASU effective January 1, 2016 under the retrospective application method. To conform to the current period presentation, the Company reclassified $32,000 and $36,000, which were previously included in Other current assets and Other assets, respectively, in the Company’s condensed consolidated balance sheet as of December 31, 2015, as a reduction of Debt-current and Debt-non-current, respectively. As a result of the reclassifications, Other current assets and Debt-current decreased by $32,000, and Other assets and Debt- non-current decreased by $36,000, in the Company’s condensed consolidated balance sheet as of December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early application permitted. The Company is currently assessing the future impact of this ASU on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company is currently assessing the future impact of this ASU on its consolidated financial statements and anticipates the new guidance will significantly impact the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718):Improvements to Employee Share-Based Payment Accounting, which requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled, and eliminates additional paid-in capital (APIC) pools. The ASU also changes the accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and the accounting for forfeitures, and provides two practical expedients for nonpublic entities. The standard is effective for annual periods beginning after December 15, 2016, and interim periods thereafter, with early application permitted. The Company is currently assessing the future impact of this ASU on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted. The Company is currently assessing the future impact of this ASU on the Company’s condensed consolidated financial statements.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2016, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$105	$105	$-	$-
United States government agency securities	Short-term investments	18,982	-	18,982	-
Corporate debt securities	Short-term investments	57,368	-	57,368	-
Marketable equity securities	Marketable equity securities	4,487	4,487	-	-
Total financial assets		$80,942	$4,592	$76,350	$-

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2015 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$59,302	$59,302	$-	$-
Corporate debt securities	Short-term investments	25,698	-	25,698	-
Marketable equity securities	Marketable equity securities	11,163	11,163	-	-
Total financial assets		$96,163	$70,465	$25,698	$-

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2016 or the year ended December 31, 2015. The Company did not have any financial assets or liabilities classified as level 3 financial instruments at June 30, 2016 and December 31, 2015.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2016 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$105	$-	$-	$105
United States government agency securities	18,974	8	-	18,982
Corporate debt securities	57,323	57	(12)	57,368
Marketable equity securities	-	4,487	-	4,487
Total available-for-sale securities	$76,402	$4,552	$(12)	$80,942

The following is a summary of available-for-sale securities at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$59,302	$-	$-	$59,302
Corporate debt securities	25,747	-	(49)	25,698
Marketable equity securities	-	11,163	-	11,163
Total available-for-sale securities	$85,049	$11,163	$(49)	$96,163

Available-for-sale securities at June 30, 2016 and December 31, 2015, consisted of the following by contractual maturity (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$66,291	$66,311	$85,049	$85,000
Marketable equity securities	-	4,487	-	11,163
Greater than one year and less than five years	10,111	10,144	-	-
Total available-for-sale securities	$76,402	$80,942	$85,049	$96,163

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,114	$(12)	$-	$-	$20,114	$(12)
Total available-for-sale securities	$20,114	$(12)	$-	$-	$20,114	$(12)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)
Total available-for-sale securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)

As of June 30, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2016 and 2015. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2016 and 2015.

Note 4. Inventories

Inventories at June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Work-in-process	$3,354	$3,187
Finished goods	8,757	7,625
Total inventories	$12,111	$10,812

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and six months ended June 30, 2016, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2016, unless indicators of impairment are identified prior to that date. As of June 30, 2016, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at June 30, 2016 (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,178)	$839
Total intangible assets	$2,017	$(1,178)	$839

The following is a summary of intangible assets, net at December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,077)	$940
Total intangible assets	$2,017	$(1,077)	$940

The Company recognized $0.05 million and $0.1 million in amortization expense related to intangible assets for each of the three and six months ended June 30, 2016 and 2015. During the three and six months ended June 30, 2016 and 2015, there were no impairment charges recognized related to the acquired intangible assets.

At June 30, 2016, the expected amortization expense of the intangible assets, net is $0.1 million for the remaining six months of 2016, $0.2 million annually beginning with the year ending December 31, 2017, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

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

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued compensation and related costs	$5,074	$5,198
Accrued professional services	3,294	2,337
Accrued customer costs	482	987
Accrued insurance premiums	-	438
Other accrued expenses	589	893
Total accrued liabilities	$9,439	$9,853

Note 8. Debt

Debt consisted of the following (in thousands):

	June 30, 2016
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$20,000	$(147)	$19,853
Less: debt - current	(6,208)	81	(6,127)
Debt - non-current	$13,792	$(66)	$13,726

	December 31, 2015
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$20,000	$(196)	$19,804
Less: debt - current	(3,050)	94	(2,956)
Debt - non-current	$16,950	$(102)	$16,848

Principal and interest payments on debt at June 30, 2016, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2016	$3,050	$654	$3,704
2017	6,428	980	7,408
2018	6,892	517	7,409
2019	3,630	1,474	5,104
Total	$20,000	$3,625	$23,625

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche of $10.0 million (“Term Loan C”) can be drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. The Company determined that the amendment to the Term Loan Agreement resulted in a modification. As a result, the Term Loan will continue to be accounted for by using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. As amended, the availability of Term Loan C was subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold (the “Revenue Event”) no later than June 30, 2016. The Company did not achieve the Revenue Event by June 30, 2016, and therefore Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. All of the Term Loans mature on June 1, 2019. The Company was required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at June 30, 2016. See Note 15 regarding the amendment of the July 28, 2016 Term Loan Agreement to include an additional interest-only period for all advances under the Term Loan Agreement.

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

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At June 30, 2016, the Company had an outstanding liability of $0.4 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.3 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2016, 2.4 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $14.5 million. At June 30, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement.

Note 11. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan was authorized to issue an aggregate of 1,320,500 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At June 30, 2016, the Company had 1,551,390 shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the Amended 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19,540,940 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. Restricted stock units (RSUs) are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At June 30, 2016, no performance-based stock options were outstanding.

At June 30, 2016, the Company had an aggregate of approximately 20.9 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 15.9 million shares and 0.7 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 4.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2015	14,119	$4.21
Granted	2,225	5.15
Forfeited	(63)	6.11
Expired	(232)	6.81
Exercised	(196)	2.58
Balances at June 30, 2016	15,853	$4.32

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2015	-	$-
Granted	687	5.14
Forfeited	(12)	5.06
Vested	-	-
Balances at June 30, 2016	675	$5.14

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

Note 12. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax items in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax effect in continuing operations. During the three and six months ended June 30, 2016, the Company recorded unrealized losses of $0.4 million and $4.3 million, net of taxes, on its investments in available-for-sale securities in other comprehensive income. As a result, the Company recorded tax expense of $1.0 million and $1.8 million for the three and six months ended June, 2016, respectively.

Note 13. Development and License Agreements

Agreements with Fresenius

Fresenius manufactures and supplies the platelet and plasma systems to the Company under a supply agreement. Under the previous agreements with Fresenius, the Company was required to pay royalties on INTERCEPT Blood System product sales at royalty rates that varied by product. In addition, Fresenius was obligated to sell, and the Company was obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. The pricing was fixed for finished kits with successive decreasing pricing tiers at various annual production volumes. Fresenius was also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices.

In October 2015, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “2015 Agreement”) with Fresenius, which amended and restated its previous agreements. Under the 2015 Agreement, Fresenius continues to be obligated to sell and the Company is obligated to purchase finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The 2015 Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the 2015 Agreement, the Company is no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. Under the 2015 Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying consolidated balance sheets until such time as the Company purchases finished disposable kits using those components.

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of June 30, 2016, the Company had paid $1.2 million (€1.1 million) and accrued $7.0 million (€6.4 million) related to the Manufacturing and Development Payments, of which $2.2 million (€2.0 million) was included in “Manufacturing and development obligations - current”, and $4.8 million (€4.4 million) was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

As of December 31, 2015, the Company had accrued $7.8 million (€7.2 million) related to the Manufacturing and Development Payments, of which $3.3 million (€3.0 million) was included in “Manufacturing and development obligations - current”, and $4.5 million (€4.2 million) was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of June 30, 2016 and December 31, 2015, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” on the Company’s Consolidated Balance Sheets at $3.3 million and $4.1 million, respectively. As of June 30, 2016 and December 31, 2015, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.2 million and $2.4 million, respectively.

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

The Company made payments to Fresenius of $3.5 million and $4.7 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $9.4 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the Company owed Fresenius $2.8 million and $2.5 million, respectively, for platelet and plasma system disposable kits manufactured. At June 30, 2016 and December 31, 2015, amounts due from Fresenius were $0.9 million and $0.2 million, respectively.

Agreement with BARDA

In June 2016, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”) for pathogen reduction of red blood cell components.

The five-year agreement with BARDA includes a base period with funding of up to $30.8 million (the “Base Period”), and subsequent option periods (each an “Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to

$180.5 million over the five-year contract period. If exercised by BARDA, subsequent options would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for co-investment of up to $14.5 million. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The Company did not recognize revenue under the BARDA agreement during the three and six months ended June 30, 2016 and 2015.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total revenue, each of which operates in a country outside of the U.S., during the three and six months ended June 30, 2016 and 2015 (in percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Etablissement Francais du Sang	*	25%	*	25%
Rode Kruis Vlaanderen	*	*	10%	*

*	Represents an amount less than 10% of product revenue.

Note 15. Subsequent Event

On July 28, 2016, the Oxford Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company is required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about:

•

future sales of and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT Blood System, including our ability to comply with applicable United States, or U.S., and foreign laws, regulations and regulatory requirements;

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

•	the amount and availability of funding we may receive under the recently executed agreement with the Biomedical Advanced Research and Development Authority, or BARDA;
•	our ability to transition distribution of the INTERCEPT Blood System from third parties to a direct sales model in certain international markets;
•	the ability of our products to inactivate the Ebola virus, the Zika virus and other pathogens that we may target in the future;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extension or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under the BARDA agreement, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below and in our other documents filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

In December 2014, we received approval of our premarket applications, or PMAs, from the U.S. Food and Drug Administration, or FDA, for the platelet system and the plasma system. The platelet system is approved in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease or TA-GVHD. The plasma system is approved in the U.S. for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system in the second half of 2016, such studies, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. As part of our development activities, we will need to complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and will have to complete additional activities prior to receiving regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

In June 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive initial funding of up to $30.8 million with a total funding opportunity of up to $180.5 million to support the development of our red blood cell system, including clinical and regulatory development programs in support of licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See “BARDA” below for more information.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access the full amount of funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Our commercial activities in the U.S. are currently focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur until we have been able to successfully implement INTERCEPT and demonstrate that it is economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we may recognize revenue from government contracts or grants. We will recognize revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Aduro Biotech

We hold an investment in Aduro Biotech Inc., or Aduro, common stock totaling 396,700 shares. Aduro trades on the NASDAQ Global Select Market, under the symbol “ADRO”. As of June 30, 2016, the fair value of Aduro’s common stock was $11.31 per share. We account for the investment in Aduro as an available-for-sale security on our consolidated balance sheet and adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Prior to Aduro’s IPO in April 2015, we held the investment in Aduro at zero on our consolidated balance sheet.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of June 30, 2016, we had accrued $7.0 million (€6.4 million) related to the Manufacturing and Development Payments.

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

BARDA

In June 2016, we entered into an agreement with BARDA to support our clinical development of the red blood cell system, including access to funding that could potentially support various activities, including funding studies necessary to support a potential PMA submission to the FDA for the red blood cell system, and acceleration of commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

The five-year agreement with BARDA includes a base period with funding of up to $30.8 million, or the Base Period, and subsequent option periods, or each an Option Period, that, if exercised by BARDA and completed, would bring the total funding opportunity to $180.5 million over the five-year contract period. If exercised by BARDA, each subsequent option would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We could be responsible for co-investment of up to $14.5 million. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. We did not recognize revenue under the BARDA agreement during the three and six months ended June 30, 2016 and 2015.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the six months ended June 30, 2016, 2.4 million shares of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $14.5 million. At June 30, 2016, we had $70 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche can be drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As amended, the availability of the third tranche of $10.0 million, or Term Loan C, was subject to our achievement of consolidated trailing six months’ revenue at a specified threshold, or the Revenue Event, no later than June 30, 2016. As we did not achieve consolidated trailing six months’ revenue at the specified threshold by June 30, 2016, Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. All of the Term Loans mature on June 1, 2019. Following the amendment to Term Loan Agreement, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2016. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

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

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Revenue	$9,251	$8,830	$421	5%	$16,883	$16,522	$361	2%

Revenue increased during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily as a result of favorable foreign exchange rates during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, and increased utilization of platelet kits in our European markets during the three and six months ended June 30, 2016.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales and newly accessible geographies. However, deterioration in the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would continue to adversely impact revenue as the majority of our revenues are expected to come from Euro denominated markets. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future.

We did not recognize any revenue from our BARDA agreement during the three and six months ended June 30, 2016 and 2015. We expect to begin recognizing revenue under our BARDA agreement in the third quarter of 2016.

Cost of Revenue

Our cost of revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable, costs for idle facilities, and, prior to October 19, 2015, royalties payable to Fresenius for product sales. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Cost of revenue	$4,976	$7,028	$(2,052)	(29%)	$9,239	$11,742	$(2,503)	(21%)

Cost of revenue decreased during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015. These decreases were primarily the result of the elimination of the royalty to Fresenius in the fourth quarter of 2015 and inventory produced during periods of more favorable foreign currency exchange rates and favorable sales mix of products sold to customers.

Our realized gross margin on product sales was 46% during the three months ended June 30, 2016, up from 20% during the three months ended June 30, 2015. Our realized gross margin on product sales was 45% during the six months ended June 30, 2016, up from 29% during the six months ended June 30, 2015. The increases in gross margins on sales in both periods was primarily due to the favorable foreign exchange impact on cost of revenues which were recorded at foreign exchange rates in effect at the time the inventory was purchased, which was lower than the rates at the time of sale and improved sales mix, and the elimination of the royalty to Fresenius in the fourth quarter of 2015.

Changes in our gross margins are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius Kabi, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. Generally, we offer our distributors tiered volume discounts of varying magnitudes, depending on their annual purchases. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins. Our gross margins may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Research and development	$8,557	$5,213	$3,344	64%	$15,474	$10,794	$4,680	43%

Research and development expenses increased during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily due to increased costs associated with clinical development of our red blood cell system and our pursuit of PMA supplement approvals for the platelet and plasma systems.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the second half of 2016, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Selling, general and administrative	$12,406	$12,063	$343	3%	$24,153	$23,781	$372	2%

Selling, general, and administrative expenses increased slightly during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we continue to on-board commercial capabilities in the U.S. and undertake additional activities associated with performing the activities under our BARDA agreement, including incremental back-office support, sales and marketing personnel, as well as medical science liaisons to educate hospitals and physicians on our products and drive hospital demand for INTERCEPT-treated blood components.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Amortization of intangible assets	$51	$51	$-	0%	$101	$101	$-	0%

Amortization of intangible assets remained flat during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
(Loss) gain from revaluation of warrant liability	$-	$(2,707)	$2,707	(100%)	$-	$3,589	$(3,589)	(100%)
Foreign exchange gain (loss)	101	499	(398)	(80%)	(16)	(614)	598	(97%)
Interest expense	(658)	(301)	(357)	119%	(1,313)	(556)	(757)	136%
Other income, net	113	27	86	319%	179	29	150	517%
Total non-operating (expense) income, net	$(444)	$(2,482)	$2,038	(82%)	$(1,150)	$2,448	$(3,598)	(147%)

Gain from revaluation of Warrant liability

In November 2010, we issued warrants to purchase an aggregate of 3.7 million shares of common stock in connection with an offering of our common stock. In November 2015, all of the outstanding warrants were exercised. The fair value of the outstanding warrants, which was calculated using the Black-Scholes model, was classified as a liability on our unaudited condensed consolidated balance sheets and was adjusted at each reporting period, until such time the instruments were exercised. Upon exercise, the fair value of the warrants was reclassified from liabilities to stockholders’ equity. We had no outstanding warrants during the three and six months ended June 30, 2016.

Foreign exchange (loss) gain

We recorded a foreign exchange gain of $0.1 million during the three months ended June 30, 2016, compared to a foreign exchange gain of $0.5 million during the three months ended June 30, 2015, the decrease in foreign exchange gain period over period is primarily attributable to unfavorable foreign currency variations between the Euro and U.S. dollar. Foreign exchange loss decreased during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily attributable to favorable foreign currency variations between the Euro and U.S. dollar during the comparable periods.

Other income, net

Other income, net increased during the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily due to increased interest income from our investments in marketable securities.

Interest expense

Interest expense increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below), resulting from the drawdown of Term Loan B of $10.0 million in June 2015.

Provision for Income Taxes

For the three and six months ended June 30, 2016, we recorded a tax expense of $1.0 million and $1.8 million, respectively, which were largely the result of changes in the fair value of our investments, primarily shares of Aduro. The tax expense partially offsets the tax benefit recorded in other comprehensive income which is also associated with the decreased value of our Aduro investment. For both the three and six months ended June 30, 2015, we recorded a tax benefit of $2.0 million, which was associated with the unrealized increase in the fair value of our investment in Aduro.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2016.

As of June 30, 2016, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At June 30, 2016, we had cash and cash equivalents of $7.7 million, compared to $71.0 million at December 31, 2015. We had $80.8 million of short-term investments and investments in marketable equity securities at June 30, 2016, and $36.9 million at December 31, 2015. We also had total indebtedness under our Term Loan Agreement of approximately $19.9 million at June 30, 2016 and $19.8 million at December 31, 2015. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. In addition, at June 30, 2016, our investment in marketable equity securities consists of $4.5 million related to our investment in Aduro.

Operating Activities

Net cash used in operating activities was $27.6 million for the six months ended June 30, 2016, compared to $30.5 million during the six months ended June 30, 2015. The decrease in net cash used in operating activities was primarily related to changes in working capital with a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments during the six months ended June 30, 2016, as compared to the corresponding period in 2015. The decrease in net cash used in operating activities was offset by an increased inventory build during the six months ended June 30, 2016, compared to the corresponding period in 2015 and increased cash spent for development activities for our red blood cell program and selling and administrative expenses related to U.S. commercial launch of our platelet and plasma systems.

Investing Activities

Net cash used in investing activities was $51.1 million for the six months ended June 30, 2016, compared to $48.0 million during the six months ended June 30, 2015. The change period over period was primarily the result of lower proceeds from maturities of investments in marketable securities during the six months ended June 30, 2016, as compared to the same period in 2015.

Financing Activities

Net cash provided by financing activities was $15.4 million during the six months ended June 30, 2016, compared to $90.7 million during the six months ended June 30, 2015. The decrease in net cash provided by financing activities was primarily due to the decrease of proceeds received from public offerings. In January 2015, we issued 14.6 million shares of our common stock in an underwritten public offering for approximately $75.3 million. This was further impacted by our drawdown of Term Loan B of $10.0 million in June 2015.

Working Capital

Working capital decreased to $86.5 million at June 30, 2016, from $108.5 million at December 31, 2015, primarily due to the decline of the market value of our investment in Aduro, and lower cash, cash equivalent and short-term investments balances, which was used to support ongoing operations.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain such funding is subject to various risks and uncertainties, including BARDA’s ability to terminate the agreement for convenience at any time. In addition, access to federal contracts or grants is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. We may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. If we are unable to access any portion of the funding available under the BARDA agreement, we may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access the full amount of funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Contractual Commitments

The following summarizes our contractual commitments at June 30, 2016:

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$6,895	$6,183	$356	$356	$-
Manufacturing and development obligations	8,329	2,221	6,108	-	-
Debt	23,625	7,408	16,217	-	-
Operating leases	3,112	1,165	1,637	310	-
Other commitments	1,156	809	287	60	-
Total contractual obligations	$43,117	$17,786	$24,605	$726	$-

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for remaining payments of $2.2 million (€2.0 million) to be made in 2016, and a payment of $6.1 million (€5.5 million) on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve, and the table above assumes that we achieve, the production threshold in 2018.

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

Other commitments

Our other commitments primarily consist of obligations for landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space and consulting fees. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. At June 30, 2016, we had an outstanding liability of $0.4 million related to these leasehold improvements. Also included in other commitments are consulting fees of $0.6 million to be paid in 2016 and 2017.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche could have been drawn and the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, Term Loan C, was subject to our achievement of the Revenue Event no later than June 30, 2016. We did not achieve the Revenue Event by June 30, 2016 and therefore Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%., and Term Loan B bears an interest rate of 7.01%. All of the Term Loans mature on June 1, 2019. Following the amendment, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principle life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2016. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consist of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2016 or the year ended December 31, 2015. Adverse global economic conditions, including the sovereign debt crisis in Europe, have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets and plasma in the United States, or U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. Based on our experience in foreign jurisdictions, potential customers in the U.S. may first choose to validate our technology or conduct experience studies of the INTERCEPT Blood System, among other activities, prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

Our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. will depend on our ability to:

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. is subject to a number of risks and uncertainties, including those related to:

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

In addition to the above, our ability to successfully commercialize the INTERCEPT Blood System in the U.S. is dependent on our ability to operate without infringing on the intellectual property rights of others. For example, we are aware of a U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we infringe this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages, cease the use and sale of our platelet and plasma systems and/or obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all.

These and the other risks described below related to the commercialization of the INTERCEPT Blood System could have a material adverse effect on our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S.

The INTERCEPT Blood System may not achieve broad market adoption.

In order to increase market adoption of the INTERCEPT Blood System and to create market demand in the U.S., we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and outweigh their risks.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. In addition, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in-turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including in the U.S. for in-patient treatment, commercial use of our products is not yet subject to reimbursement by governmental or commercial third party payors for health care services and may never be subject to specific reimbursement. In the U.S., we only recently obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under the new HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the commercial launch of the platelet and plasma systems in the U.S., we expect to incur additional R&D costs associated with new product development, enhancements to existing products, planning, enrolling and completing our required post-approval studies, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the second half of 2016. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

In certain countries, governments have issued regulations relating to the pricing and profitability of medical products and medical product companies. Healthcare reform in the U.S. has also placed downward pressure on the pricing of medical products that could have a negative impact on our profit margins.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including the sovereign debt crisis in certain countries in Europe, disruptions due to political instability or terrorist attacks, economies and currencies largely effected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, referendum in which voters approved an exit from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the current political conflict stemming from tensions in the Ukraine have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Our products, both those sold commercially and those under development are subject to extensive and rigorous regulation by local, state and federal regulatory authorities in the U.S. and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. For instance, in Europe, our label permits storage of platelets treated with the INTERCEPT Blood System in both storage solution as well as suspended in 100% plasma, both of which are common practices with the preparation of conventional platelet components. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, in order to generate data that would be satisfactory to the FDA, we will need to test our products with different blood center production configurations producing otherwise saleable platelet products for the blood center. As such, we will generally need to purchase platelet components which are expensive and may be limited during periods of low platelet availability. Any such inability to procure platelets and generate data sufficient for label claim expansion may negatively impact our business opportunities.

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. For example, our chronic anemia trial is currently enrolling patients in Turkey. We will not be able to monitor and manage the trial on site in Turkey until travel restrictions are lifted, if ever. Significant delays in clinical testing could also materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the recent expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require, among other requirements, that our products be widely adopted commercially in Europe and the U.S., or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the U.S., blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

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

We will need to successfully conduct and complete a license enabling Phase III clinical trial in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of a potential Phase III clinical trial. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase III clinical trial. In addition, if we are unable to reach agreement with the FDA on a license enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether.

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development activities to support an anticipated CE mark submission planned for the second half of 2016, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the E.U., we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to enroll sufficient patients and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

Platelet and Plasma Systems

In 2007, we obtained a CE mark approval (extended in 2012) from E.U. regulators for our platelet system and will need to obtain an extension every five years. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within the Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE mark approval (extended in 2011) from E.U. regulators for our plasma system and are in the process of filing a renewal for the approval in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, and Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

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

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we announced that we had entered into an agreement with BARDA that is worth up to approximately $180.5 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been previously authorized by BARDA pursuant to the base period of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed only approximately $30.8 million under the base period of the agreement. Accordingly, our ability to receive any of the additional $149.7 million in funding provided for under the BARDA agreement is dependent on BARDA exercising subsequent options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the agreement. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

In addition, under the BARDA agreement, BARDA will regularly review our development efforts and clinical activities. Under certain circumstances, BARDA may advise us to delay certain activities and invest additional time and resources before proceeding. If we follow such BARDA advice, overall red blood cell program delays and costs associated with additional resources for which we had not planned may result. Also, the costs associated with following such advice may or may not be reimbursed by BARDA under our agreement. Finally, we may decide not to follow the advice provided by BARDA and instead pursue activities that we believe are in the best interests of our red blood cell program and Cerus, even if BARDA would not reimburse us under our agreement.

Unfavorable provisions in government contracts, including in our contract with BARDA, may harm our business, financial condition and operating results.

U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. For example, under our agreement with BARDA, the U.S. government has the power to unilaterally:

•

audit and object to any BARDA agreement-related costs and fees on grounds that they are not allowable under the Federal Acquisition Regulation, or FAR, and require us to reimburse all such costs and fees;

•	suspend or prevent us for a set period of time from receiving new contracts or grants or extending our existing agreement based on violations or suspected violations of laws or regulations;
•

claim nonexclusive, nontransferable rights to product manufactured and intellectual property developed under the BARDA agreement and may, under certain circumstances, such as circumstances involving public health and safety, license such inventions to third parties without our consent;

•	cancel, terminate or suspend our BARDA agreement based on violations or suspected violations of laws or regulations;
•

terminate our BARDA agreement in whole or in part for the convenience of the government for any reason or no reason, including if funds become unavailable to the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response;

•	reduce the scope and value of our BARDA agreement;
•	decline to exercise an option to continue the BARDA agreement;
•	direct the course of the development of the red blood cell system in a manner not chosen by us;
•

require us to perform the option periods provided for under the BARDA agreement even if doing so may cause us to forego or delay the pursuit of other red blood cell program opportunities with greater commercial potential;

•	take actions that result in a longer development timeline than expected;
•

limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for the red blood cell program even after it has been funded for an initial period; and

•	change certain terms and conditions in our BARDA agreement.

Generally, government contracts, including our agreement with BARDA, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees. In addition, in the event of termination or upon expiration of our BARDA agreement, the U.S. government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. government for denying certain payments under our BARDA agreement, such a challenge could subject us to substantial additional expenses that we may or may not recover. Further, if our BARDA agreement is terminated for convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized accounting systems unique to government contracts;
•	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;
•	public disclosures of certain contract information, which may enable competitors to gain insights into our research program;
•	mandatory internal control systems and policies; and
•	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

If we fail to maintain compliance with these requirements, we may be subject to potential liability and to the termination of our BARDA agreement.

Furthermore, we will enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors, in order to satisfy our contractual obligations under our BARDA agreement. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of our BARDA agreement. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our BARDA agreement.

As a result of the unfavorable provisions in our BARDA agreement, we must undertake significant compliance activities. The diversion of resources from our development and commercial programs to these compliance activities, as well as the exercise by the U.S. government of any rights under these provisions, could materially harm our business.

Laws and regulations affecting government contracts, including our BARDA agreement, make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

We must comply with numerous laws and regulations relating to the administration and performance of our BARDA agreement. Among the most significant government contracting regulations are:

•	the FAR and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
•

the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Statute, the Procurement Integrity Act, the False Claims Act and the U.S. Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and
•	laws, regulations and executive orders restricting the exportation of certain products and technical data.

In addition, as a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our BARDA agreement-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event BARDA determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our BARDA agreement, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us, which could cause our stock price to decline. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

If we or our third-party suppliers fail to comply with the FDA’s good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate revenue from the sale of our platelet or plasma system in the U.S. and achieve operating profitability.

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

Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results. Furthermore, our key suppliers may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all. In addition, before any additional products would be considered for marketing approval in the U.S. or elsewhere, our suppliers will have to pass an audit by the FDA or other regulatory agencies. We are dependent on our suppliers’ cooperation and ability to pass such audits. Such audits and any audit remediation may be costly. Failure to pass such audits by any of our suppliers would affect our ability to obtain licensure in the U.S. or elsewhere.

If we modify our FDA-approved products, we may need to seek additional approvals, which, if not granted, would prevent us from selling our modified products.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

We operate a complex global commercial organization, with limited experience in many countries, including the U.S. We have limited resources and experience complying with regulatory, legal, tax and political complexities as we expand into new and increasingly broad geographies.

We are responsible for worldwide sales, marketing, distribution, maintenance and regulatory support of the INTERCEPT Blood System. If we fail in our efforts to develop or maintain such internal competencies or establish acceptable relationships with third parties to support us in these areas on a timely basis, our ability to commercialize the INTERCEPT Blood System may be irreparably harmed.

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the large relative size of the American Red Cross, should they deploy INTERCEPT rapidly under our commercial agreement, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, with some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition.

Further, on June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. As a result of the Brexit referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the E.U. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

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

Our products are a novel technology in the U.S. and blood centers and clinicians have little to no experience with pathogen reduction systems. Further, we have no prior experience commercializing products in the U.S. We may be unable to develop and maintain an effective and qualified U.S. based commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our platelet and plasma systems in the U.S.

Our ability to generate significant revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. As a company, we have no prior experience in commercializing any products in the U.S. and we will need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we will need to retain our medical science liaisons team, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we will need to commit significant additional management and other resources in order to maintain and expand our MSL team and sales and marketing functions. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we will need in the future. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S.

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

Our supply agreement with Porex was amended in December 2014 and now expires on December 31, 2016. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely at least a year away. Any new agreement or amendment to the existing Porex agreement may contain terms that are unfavorable to us relative to existing terms or we may not reach agreement with Porex at all which would impact our ability to produce and supply qualified components. We entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2016 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice. We have not been notified by NOVA of their intention to terminate the agreement.

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

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, which are in limited supply, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could constrain our ability to penetrate the U.S. market and may otherwise significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

Shortage of key components of and accessories to the INTERCEPT Blood System, such as plastics, saline or other reagents may impact operational costs of our customers and may increase the prices at which we sell our products, resulting in slower than anticipated growth or negative future financial performance.

The manufacture, supply and availability of key components of, and accessories to, our products are dependent upon a limited number of third parties and the commercial adoption and success of our products is dependent upon the continued availability of these components or accessories. For example, our customers rely on continued availability of third-party supplied plastics, saline and reagents for processing, storing and manufacturing blood components. If the blood product industry experiences shortages of these components or accessories, the availability and use of our products may be impaired. Additionally, the current international shortage of saline has adversely impacted our ability to source the optimal fill weight of saline vials for use in our chronic anemia study of the red blood cell system. As a result, we were required to purchase saline vials with higher than preferred fill weights at a higher cost.

With respect to the manufacture of our products, our third party manufacturers source plastic for the manufacture of the INTERCEPT processing sets from a limited number of suppliers and we do not have guaranteed supply contracts with all of the raw material suppliers for our products, which magnifies the risk of shortage and decreases our manufacturers’ ability to negotiate pricing with their suppliers. Any shortage of plastics or other components or accessories and the inability to control costs associated with those raw materials could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.

We are subject to a number of laws that affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the E.U., the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the E.U. closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the E.U. Data Protection Directive, as implemented into national laws by the E.U. member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The E.U. Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the European Commission, or EC, to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent judgment of the European Court of Justice that invalidated the EC decision on the U.S. safe harbor has increased uncertainty around the adequacy of these legal mechanisms. This means that it will no longer be possible to transfer personal data from the E.U. to entities in the U.S. that rely on safe harbor certification as a legal basis for the transfer of such data. In addition, data protection authorities from the different E.U. member states may interpret the E.U. Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the E.U. If we fail to comply with applicable data privacy laws, or if the legal mechanisms we rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. Further, a proposal for an E.U. Data Protection Regulation, intended to replace the current E.U. Data Protection Directive, is currently under consideration. The proposed E.U. Data Protection Regulation, if adopted, is expected to introduce new data protection requirements and substantial fines for breaches of the data protection rules. When the draft E.U. Data Protection Regulation is adopted, it may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new E.U. data protection rules.

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

Federal and state governments in the U.S. have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device industry. Among other things, the Affordable Care Act:

•	imposes an annual excise tax of 2.3% on eligible entities that manufacture or import medical devices offered for sale in the U.S.;
•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. Failure to comply by these manufacturers may limit the potential market for our products. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, many of our customers combine multiple plasma components from whole blood donations before treating the combined product with INTERCEPT. Grifols makes such a product (Plasmix). Customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products, including those sold by Grifols, not provide access to the products allowing for the combination of multiple components. Should Fresenius, MacoPharma, or Grifols fail to obtain or maintain regulatory approval for InterSol, SSP+, or Plasmix, respectively, or if any should decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In the U.S., our platelet system is currently only approved for apheresis collections and for use with platelets suspended in a storage solution or in 100% plasma. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit revenues from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

Any adverse event involving our products, whether in the U.S. or abroad could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time. In addition, access to federal contracts or grants is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access the full amount of funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance provided for up to $30.0 million in term loans due on June 1, 2019, of which $20.0 million in term loans became available and has been borrowed to date. Our ability to access the final $10.0 million under the loan and security agreement was subject to our ability to achieve a certain revenue threshold no later than June 30, 2016, which condition we did not achieve. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty and restrict access to additional borrowings under the loan and security agreement.

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

We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, ability to perform under our BARDA agreement, or results of operations and growth prospects could be adversely affected. Even if we are able to identify and hire qualified personnel commensurate with our growth objectives and opportunities, the process of integrating new employees is time consuming, costly and distracting to existing employees and management. Such disruptions may have an adverse impact on our operations, our ability to service existing markets and customers, or our ability to comply with regulations and laws.

All of the employees of our subsidiary, Cerus Europe B.V., are employed outside the U.S., including in France, where labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, one of our manufacturing partners that we are dependent on is located in France and may have employees that are members of unions or represented by a works council as required by law. These more stringent labor and employment laws to the extent that they are applicable, coupled with the requirement to consult with the relevant unions or works’ councils, could increase our operational costs with respect to our own employees and could result in passed through operational costs by our manufacturing partner. If the increased operational costs become significant, our business, financial condition and results of operations could be adversely impacted.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of a U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we infringe this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages, cease the use and sale of our platelet and plasma systems and/or obtain a license from the owner of the patent, which we may not be able to do at a reasonable cost or at all. Our patents expire at various dates between now and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2018 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

We cannot be certain that we were the first to make the inventions covered by each of our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and commercialization of our products, including in connection with our planned commercialization of the platelet and plasma systems in the U.S. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or sale of our products.

Our patents do not cover all of the countries in which we are selling, and planning to sell, our products. We will not be able to prevent potential competitors from using our technology in countries where we do not have patent coverage. Further, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., including the CIS countries, China and India, jurisdictions where we are currently expanding our commercialization efforts through distributors. In certain countries, compulsory licensing laws exist that may be used to compel a patent owner to grant licenses to third parties, for reasons such as non-use of the patented subject matter within a certain period of time after patent grant or commercializing in a manner that is cost-prohibitive in the country. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license for INTERCEPT to a third party, which could materially diminish the value of such patents. This could adversely impact our potential revenue opportunities.

We may face litigation requiring us to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how or determine the scope and validity of others’ proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings before the U.S. Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could be expensive and time consuming, and we could be unsuccessful in our efforts to enforce our intellectual property rights. We may rely, in certain circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with employees, consultants and contractors. These agreements may be breached and we may not have adequate remedies for any breach or our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes also may arise as to the rights in related or resulting know-how and inventions.

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

Product sales of the INTERCEPT Blood System sold outside of the U.S. are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. For example, the announcement of Brexit caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we transact business, and should this foreign exchange volatility continue, it could cause volatility in our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros and other currencies we transact in, our revenues and expenses denominated in Euros or other foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.

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

CERUS CORPORATION

Date: August 5, 2016	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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