Form 10-Q
period 2016-09-30
CERUS CORP
filed 2016-11-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 27, 2016, there were 103,466,759 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED September 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,880	$71,018
Short-term investments	63,396	25,698
Investment in marketable equity securities	4,930	11,163
Accounts receivable	7,441	5,794
Inventories	12,202	10,812
Prepaid expenses	1,723	1,166
Other current assets	5,457	4,755
Total current assets	108,029	130,406
Non-current assets:
Property and equipment, net	3,206	3,549
Goodwill	1,316	1,316
Intangible assets, net	789	940
Restricted cash	578	612
Other assets	2,207	2,579
Total assets	$116,125	$139,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,859	$5,217
Accrued liabilities	10,170	9,853
Manufacturing and development obligations - current	-	3,282
Debt - current	4,969	2,956
Deferred product revenue - current	892	554
Total current liabilities	22,890	21,862
Non-current liabilities:
Debt - non-current	14,382	16,848
Deferred income taxes	140	122
Manufacturing and development obligations - non-current	5,004	4,542
Other non-current liabilities	1,396	1,263
Total liabilities	43,812	44,637
Commitments and contingencies
Stockholders' equity:
Common stock	103	99
Additional paid-in capital	716,189	685,189
Accumulated other comprehensive income	3,238	7,289
Accumulated deficit	(647,217)	(597,812)
Total stockholders' equity	72,313	94,765
Total liabilities and stockholders' equity	$116,125	$139,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Product revenue	$10,175	$8,045	$27,058	$24,567
Cost of product revenue	5,451	5,560	14,690	17,302
Gross profit on product revenue	4,724	2,485	12,368	7,265
Government contracts revenue	261	-	261	-
Operating expenses:
Research and development	7,033	7,689	22,507	18,483
Selling, general and administrative	12,161	10,932	36,314	34,713
Amortization of intangible assets	50	50	151	151
Total operating expenses	19,244	18,671	58,972	53,347
Loss from operations	(14,259)	(16,186)	(46,343)	(46,082)
Non-operating (expense) income, net:
Gain from revaluation of warrant liability	-	1,109	-	4,698
Foreign exchange loss	(61)	(10)	(77)	(624)
Interest expense	(586)	(505)	(1,899)	(1,061)
Other income, net	114	7	293	36
Total non-operating (expense) income, net	(533)	601	(1,683)	3,049
Loss before income taxes	(14,792)	(15,585)	(48,026)	(43,033)
(Benefit) provision for income taxes	(416)	95	1,379	(1,921)
Net loss	$(14,376)	$(15,680)	$(49,405)	$(41,112)

Net loss per share:
Basic	$(0.14)	$(0.16)	$(0.49)	$(0.43)
Diluted	$(0.14)	$(0.17)	$(0.49)	$(0.48)
Weighted average shares outstanding used for calculating net loss per share:
Basic	102,769	96,864	101,273	95,347
Diluted	102,769	97,605	101,273	96,340

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(14,376)	$(15,680)	$(49,405)	$(41,112)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments, net of taxes of $137 and ($1,700) for the three months ended September 30, 2016 and 2015, respectively, and $(2,126) and $2,852 for the nine months ended September 30, 2016 and 2015, respectively	260	(2,654)	(4,051)	4,858
Comprehensive loss	$(14,116)	$(18,334)	$(53,456)	$(36,254)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(49,405)	$(41,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,394	1,229
Stock-based compensation	5,966	4,912
Changes in valuation of warrant liability	-	(4,698)
Non-cash interest expense	820	230
Deferred income taxes	18	12
Non-cash tax expense (benefit) from other unrealized loss on available-for-sale securities	1,246	(2,034)
Changes in operating assets and liabilities:
Accounts receivable	(1,647)	(153)
Inventories	(1,432)	1,970
Other assets	354	802
Accounts payable	1,562	(3,085)
Accrued liabilities	258	(375)
Manufacturing and development obligations	(3,258)	-
Deferred product revenue	306	(42)
Net cash used in operating activities	(43,818)	(42,344)
Investing activities
Capital expenditures	(359)	(561)
Purchases of investments	(71,760)	(78,261)
Proceeds from maturities of investments	33,500	57,444
Restricted cash	34	(115)
Net cash used in investing activities	(38,585)	(21,493)
Financing activities
Net proceeds from equity incentives and warrants	2,710	6,609
Net proceeds from public offering	22,146	75,327
Proceeds from loans	-	10,000
Repayment of debt	(591)	(85)
Net cash provided by financing activities	24,265	91,851
Net (decrease) increase in cash and cash equivalents	(58,138)	28,014
Cash and cash equivalents, beginning of period	71,018	22,781
Cash and cash equivalents, end of period	$12,880	$50,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any future periods.

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

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the accounts receivable, inventory reserves, fair values of investments, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and accrued liabilities, among others. We base our estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the three and nine months ended September 30, 2016 and 2015, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

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

The Company receives reimbursement under its U.S. government contract that supports research and development of defined projects. The contract generally provides for reimbursement of approved costs incurred under the terms of the applicable contract. Revenue related to the cost reimbursement provisions under U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and government contract. Actual results may differ from those estimates under different assumptions or conditions.

Freight costs charged to customers are recorded as a component of revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

Research and Development Expenses

In accordance with ASC Topic 730, “Accounting for Research and Development Expenses,” research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred pursuant to the terms of any contract that has been awarded to the Company by the U.S. government. Research and development expenses include salaries and related expenses for scientific and regulatory personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the amounts of R&D expenses recorded from development funding and government contract. Actual results may differ from those estimates under different assumptions or conditions.

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

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2016, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At September 30, 2016, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at September 30, 2016 and December 31, 2015. These customers cumulatively represented approximately 47% and 49% of the Company’s outstanding trade receivables at September 30, 2016 and December 31, 2015, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2016 and December 31, 2015, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2016 and December 31, 2015, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At September 30, 2016 and December 31, 2015, the Company had $0.7 million and $1.8 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2016 and 2015.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax years 1998 through 2015 and California tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a full valuation allowance on all of its net deferred tax assets, except for its indefinite lived intangibles.

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

Certain potential dilutive securities were excluded from the dilution calculation for the three and nine months ended September 30, 2016 and 2015, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(14,376)	$(15,680)	$(49,405)	$(41,112)
Effect of revaluation of warrant liability	-	(1,109)	-	(4,698)
Adjusted net loss used for diluted calculation	$(14,376)	$(16,789)	$(49,405)	$(45,810)
Denominator:
Basic weighted average number of shares outstanding	102,769	96,864	101,273	95,347
Effect of dilutive potential shares	-	741	-	993
Diluted weighted average number of shares outstanding	102,769	97,605	101,273	96,340
Net loss per share:
Basic	$(0.14)	$(0.16)	$(0.49)	$(0.43)
Diluted	$(0.14)	$(0.17)	$(0.49)	$(0.48)

The table below presents shares underlying stock options and restricted stock units that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2016 and 2015 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of anti-dilutive potential shares:
Stock options	15,851	14,264	15,506	13,494
Restricted stock units	699	-	519	-
Total	16,550	14,264	16,025	13,494

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2016 and December 31, 2015.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company does not anticipate early adoption of the new standard and has not selected a transition method. The Company is currently assessing the potential effects of this ASU on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The Company has adopted this ASU effective January 1, 2016 under the retrospective application method. To conform to the current period presentation, the Company reclassified $32,000 and $36,000, which were previously included in Other current assets and Other assets, respectively, in the Company’s condensed consolidated balance sheet as of December 31, 2015, as a reduction of Debt-current and Debt-non-current, respectively. As a result of the reclassifications, Other current assets and Debt-current decreased by $32,000, and Other assets and Debt- non-current decreased by $36,000, in the Company’s consolidated balance sheet as of December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates the new guidance will significantly impact the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718):Improvements to Employee Share-Based Payment Accounting, which requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled, and eliminates additional paid-in capital pools. The ASU also changes the accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and the accounting for forfeitures, and provides two practical expedients for nonpublic entities. The standard is effective for annual periods beginning after December 15, 2016, and interim periods thereafter, with early application permitted. The Company is currently assessing the future impact of this ASU on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on the Company’s consolidated financial statements.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2016, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$2,122	$2,122	$-	$-
United States government agency securities	Cash and cash equivalents	4,998	-	4,998	-
United States government agency securities	Short-term investments	20,196	-	20,196	-
Corporate debt securities	Short-term investments	43,200	-	43,200	-
Marketable equity securities	Marketable equity securities	4,930	4,930	-	-
Total financial assets		$75,446	$7,052	$68,394	$-

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2015 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$59,302	$59,302	$-	$-
Corporate debt securities	Short-term investments	25,698	-	25,698	-
Marketable equity securities	Marketable equity securities	11,163	11,163	-	-
Total financial assets		$96,163	$70,465	$25,698	$-

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2016 or the year ended December 31, 2015. The Company did not have any financial assets or liabilities classified as level 3 financial instruments at September 30, 2016 and December 31, 2015.

Note 3. Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2016 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$2,122	$-	$-	$2,122
United States government agency securities	25,190	4	-	25,194
Corporate debt securities	43,198	19	(17)	43,200
Marketable equity securities	-	4,930	-	4,930
Total available-for-sale securities	$70,510	$4,953	$(17)	$75,446

The following is a summary of available-for-sale securities at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$59,302	$-	$-	$59,302
Corporate debt securities	25,747	-	(49)	25,698
Marketable equity securities	-	11,163	-	11,163
Total available-for-sale securities	$85,049	$11,163	$(49)	$96,163

Available-for-sale securities at September 30, 2016 and December 31, 2015, consisted of the following by contractual maturity (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$66,507	$66,512	$85,049	$85,000
Marketable equity securities	-	4,930	-	11,163
Greater than one year and less than five years	4,003	4,004	-	-
Total available-for-sale securities	$70,510	$75,446	$85,049	$96,163

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,082	$(17)	$-	$-	$20,082	$(17)
Total available-for-sale securities	$20,082	$(17)	$-	$-	$20,082	$(17)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)
Total available-for-sale securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)

As of September 30, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2016 and 2015. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2016 and 2015.

Note 4. Inventories

Inventories at September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Work-in-process	$3,901	$3,187
Finished goods	8,301	7,625
Total inventories	$12,202	$10,812

Note 5. Goodwill and Intangible Assets, net

Goodwill

During the three and nine months ended September 30, 2016, the Company did not dispose of or recognize additional goodwill. The Company performed its annual review of goodwill on August 31, 2016, and noted no impairment as of that date. As of September 30, 2016, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2016 (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,228)	$789
Total intangible assets	$2,017	$(1,228)	$789

The following is a summary of intangible assets, net at December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,077)	$940
Total intangible assets	$2,017	$(1,077)	$940

During the three and nine months ended September 30, 2016 and 2015, there were no impairment charges recognized related to the acquired intangible assets.

At September 30, 2016, the expected amortization expense of the intangible assets, net is less than $0.1 million for the remaining three months of 2016, $0.2 million annually beginning with the year ending December 31, 2017, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

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

Note 7. Accrued Liabilities

Accrued liabilities at September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation and related costs	$5,907	$5,198
Accrued professional services	2,717	2,337
Accrued customer costs	337	987
Accrued insurance premiums	632	438
Other accrued expenses	577	893
Total accrued liabilities	$10,170	$9,853

Note 8. Debt

Debt consisted of the following (in thousands):

	September 30, 2016
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$19,499	$(148)	$19,351
Less: debt - current	(5,056)	87	(4,969)
Debt - non-current	$14,443	$(61)	$14,382

	December 31, 2015
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$20,000	$(196)	$19,804
Less: debt - current	(3,050)	94	(2,956)
Debt - non-current	$16,950	$(102)	$16,848

Principal and interest payments on debt at September 30, 2016, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2016	$-	$340	$340
2017	7,013	1,160	8,173
2018	8,178	613	8,791
2019	4,308	1,488	5,796
Total	$19,499	$3,601	$23,100

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche of $10.0 million (“Term Loan C”) could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As a result, the accounting treatment for the Term Loan continued under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. As amended, the availability of Term Loan C was subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold (the “Revenue Event”) no later than June 30, 2016. The Company did not achieve the Revenue Event by June 30, 2016, and therefore Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. The Company was required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company is required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. The Company determined that the amendment to the Term Loan Agreement resulted in a modification. As a result, the accounting treatment for the Term Loan will continue under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at September 30, 2016.

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

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At September 30, 2016, the Company had an outstanding liability of $0.4 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.3 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 10. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2016, 3.5 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $22.0 million. At September 30, 2016, the Company had $62.3 million of common stock available to be sold under the Amended Cantor Agreement.

Note 11. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan was authorized to issue an aggregate of 1,320,500 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At September 30, 2016, the Company had 1,438,211 shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the Amended 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19,540,940 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At September 30, 2016, no performance-based stock options were outstanding. On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan.

At September 30, 2016, the Company had an aggregate of approximately 21.7 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 15.8 million shares and 0.7 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 5.2 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2015	14,119	$4.21
Granted	2,616	5.36
Forfeited	(228)	5.00
Expired	(115)	9.39
Exercised	(631)	3.43
Balances at September 30, 2016	15,761	$4.38

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2015	-	$-
Granted	762	5.26
Forfeited	(14)	5.06
Vested	-	-
Balances at September 30, 2016	748	$5.26

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

Note 12. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax items in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax effect in continuing operations. During the three and nine months ended September 30, 2016, the Company recorded unrealized gains of $0.3 million and unrealized losses of $4.0 million, net of taxes, on its investments in available-for-sale securities in other comprehensive income. As a result, the Company recorded tax benefit of $0.4 million and tax expense of $1.4 million for the three and nine months ended September 30, 2016, respectively.

Note 13. Development and License Agreements

Agreements with Fresenius

Fresenius manufactures and supplies the platelet and plasma systems to the Company under a supply agreement. Under the previous agreements with Fresenius, the Company was required to pay royalties to Fenwal Inc. (“Fenwal”), a subsidiary of Fresenius, on INTERCEPT Blood System product sales at royalty rates that varied by product. In addition, Fresenius was obligated to sell, and the Company was obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. The pricing was fixed for finished kits with successive decreasing pricing tiers at various annual production volumes. Fresenius was also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices.

In October 2015, the Company entered into an Amended and Restated Manufacturing and Supply Agreement (the “2015 Agreement”) with Fresenius, which amended and restated its previous agreements. Under the 2015 Agreement, Fresenius continues to be obligated to sell and the Company is obligated to purchase finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The 2015 Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the 2015 Agreement, the Company is no longer required to make royalty payments to Fenwal for the sale of products after June 30, 2015. Under the 2015 Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying consolidated balance sheets until such time as the Company purchases finished disposable kits using those components.

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of September 30, 2016, the Company had paid $3.4 million (€3.1 million) and accrued $5.0 million (€4.5 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

As of December 31, 2015, the Company had accrued $7.8 million (€7.2 million) related to the Manufacturing and Development Payments, of which $3.3 million (€3.0 million) was included in “Manufacturing and development obligations - current”, and $4.5 million (€4.2 million) was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of September 30, 2016 and December 31, 2015, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” on the Company’s Consolidated Balance Sheets at $3.1 million and $4.1 million, respectively. As of September 30, 2016 and December 31, 2015, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.1 million and $2.4 million, respectively.

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

The Company made payments to Fresenius of $4.8 million and $3.0 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2016 and 2015, respectively, and $11.8 million and $12.5 million during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the Company owed Fresenius $3.1 million and $2.5 million, respectively, for platelet and plasma system disposable kits manufactured. At September 30, 2016 and December 31, 2015, amounts due from Fresenius were $0.5 million and $0.2 million, respectively.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, each of which operates in a country outside of the U.S., during the three and nine months ended September 30, 2016 and 2015 (in percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Advanced Technology Comp. KSC	19%	*	12%	*
Etablissement Francais du Sang	16%	27%	10%	26%

*	Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may occur in future periods.

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

•	the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including our anticipated CE mark submission for the red blood cell system;
•	our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System;
•	our ability to obtain adequate clinical and commercial supplies of the INTERCEPT Blood System from our sole source suppliers;
•	the initiation, scope, rate of progress, results and timing of our ongoing and proposed preclinical and clinical trials of the INTERCEPT Blood System;
•

the successful completion of our research, development and clinical programs and our ability to manage cost increases associated with preclinical and clinical development of the INTERCEPT Blood System;

•	the amount and availability of funding we may receive under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA;
•	our ability to transition distribution of the INTERCEPT Blood System from third parties to a direct sales model in certain international markets;
•	the ability of our products to inactivate the Ebola virus, the Zika virus and other pathogens that we may target in the future;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources and our need for additional funding.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system planned for the fourth quarter of 2016, such development activities, including any additional studies that may be required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial of our red blood cell system in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and we will need to successfully complete additional activities, including a license-enabling Phase III clinical trial in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

In June 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive initial funding of up to $30.8 million with a total funding opportunity of up to $180.5 million to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See “BARDA” below for more information.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we may continue to pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any portion of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Although we received FDA approval of our platelet and plasma systems in December 2014, our commercial activities in the U.S. remain focused on supporting initial customer adoption and implementation. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economic, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our BARDA agreement. We recognize revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Aduro Biotech

We hold an investment in Aduro Biotech Inc., or Aduro, common stock totaling 396,700 shares. Aduro trades on the NASDAQ Global Select Market, under the symbol “ADRO”. As of September 30, 2016, the fair value of Aduro’s common stock was $12.43 per share. We account for the investment in Aduro as an available-for-sale security on our consolidated balance sheet and adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax. Prior to Aduro’s initial public offering in April 2015, we held the investment in Aduro at zero on our consolidated balance sheet.

Fresenius

Through June 30, 2015, we paid royalties to Fenwal Inc., or Fenwal, a subsidiary of Fresenius Kabi AG, or Fresenius, on INTERCEPT Blood System product sales under certain agreements that arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal (Fenwal was subsequently acquired by Fresenius in 2012), at rates that varied by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Fresenius assumed Fenwal’s rights and obligations under those agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fenwal for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of September 30, 2016, we had accrued $5.0 million (€4.5 million) related to the Manufacturing and Development Payments.

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

Under the contract, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Amounts payable under the BARDA agreement are subject to future audits at the discretion of government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the nine months ended September 30, 2016, 3.5 million shares of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $22.0 million. At September 30, 2016, we had $62.3 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, to borrow up to $30.0 million in term loans in three equal tranches, or the Term Loans. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As amended, the availability of the third tranche of $10.0 million, or Term Loan C, was subject to our achievement of consolidated trailing six months’ revenue at a specified threshold, or the Revenue Event, no later than June 30, 2016. As we did not achieve consolidated trailing six months’ revenue at the specified threshold by June 30, 2016, Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. Following the amendment to Term Loan Agreement, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was again amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2016. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, warrants, stock-based compensation and income taxes to be critical policies. We have the following new critical accounting policy since we filed our 2015 Form 10-K with the SEC on March 9, 2016.

• Government contracts revenue - Revenue related to the cost reimbursement provisions under our BARDA agreement is recognized as the allowable direct contract costs plus allowable indirect costs are incurred based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses or general and administrative expenses. Payments to us pursuant to our BARDA agreement are provisional payments subject to adjustment upon audit by the government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

For a description of our other critical accounting policies, please refer to our 2015 Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Product revenue	$10,175	$8,045	$2,130	26%	$27,058	$24,567	$2,491	10%
Government contracts revenue	261	-	261	N/A	261	-	261	N/A
Total revenue	$10,436	$8,045	$2,391	30%	$27,319	$24,567	$2,752	11%

Product revenue increased during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, primarily due to increased sales volume of disposable kits in our European and Middle Eastern markets during the three and nine months ended September 30, 2016.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales and newly accessible geographies. However, deterioration in the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would adversely impact revenue as the majority of our revenues are expected to come from Euro denominated markets. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future.

We recognized $0.3 million revenue from our BARDA agreement during the three and nine months ended September 30, 2016 as a result of the direct and indirect contract costs incurred in the Base Period under the BARDA agreement. We did not recognize any revenue from our BARDA agreement during the three and nine months ended September 30, 2015.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable, costs for idle facilities, and, prior to October 19, 2015, royalties payable to Fenwal for product sales. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Cost of product revenue	$5,451	$5,560	$(109)	(2%)	$14,690	$17,302	$(2,612)	(15%)

Cost of product revenue decreased during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. The decreases during the three and nine months ended September 30, 2016 were primarily the result of the elimination of the royalty to Fenwal in the fourth quarter of 2015. In addition, the decreases during the nine months ended September 30, 2016 were due to the inventory produced during periods of more favorable foreign currency exchange rates, partially offset by increased sales volume.

Our realized gross margin on product sales was 46% during the three months ended September 30, 2016, up from 31% during the three months ended September 30, 2015. Our realized gross margin on product sales was 46% during the nine months ended September 30, 2016, up from 30% during the nine months ended September 30, 2015. The increases in gross margins on product sales in both periods was primarily due to the elimination of the royalty to Fenwal in the fourth quarter of 2015, decreased obsolescence and manufacturing charges in the current periods, and increased disposable kit sales in the current periods.

Changes in our gross margins on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius Kabi, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Research and development	$7,033	$7,689	$(656)	(9%)	$22,507	$18,483	$4,024	22%

Research and development expenses decreased during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the decreased activities in completing the chemistry, manufacturing and control, or CMC, portion of the regulatory application necessary to support a potential CE Mark submission for our red blood cell system in Europe. Research and development expenses increased during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to increased costs associated with clinical development of our red blood cell system and our pursuit of PMA supplement approvals for the platelet and plasma systems.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the fourth quarter of 2016, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Selling, general and administrative	$12,161	$10,932	$1,229	11%	$36,314	$34,713	$1,601	5%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, primarily due to increased spending related to general corporate activities associated with the increased number of U.S. customers and the development activities under BARDA agreement.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we undertake additional activities associated with performing the activities under our BARDA agreement and continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing personnel, as well as medical science liaisons to educate hospitals and physicians on our products and drive hospital demand for INTERCEPT-treated blood components.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Amortization of intangible assets	$50	$50	$-	0%	$151	$151	$-	0%

Amortization of intangible assets remained flat during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.

We expect that the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our previously-outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2016	2015	Change		2016	2015	Change
Gain from revaluation of warrant liability	$-	$1,109	$(1,109)	(100%)	$-	$4,698	$(4,698)	(100%)
Foreign exchange loss	(61)	(10)	(51)	510%	(77)	(624)	547	(88%)
Interest expense	(586)	(505)	(81)	16%	(1,899)	(1,061)	(838)	79%
Other income, net	114	7	107	1,529%	293	36	257	714%
Total non-operating (expense) income, net	$(533)	$601	$(1,134)	(189%)	$(1,683)	$3,049	$(4,732)	(155%)

Gain from revaluation of Warrant liability

In November 2010, we issued warrants to purchase an aggregate of 3.7 million shares of common stock in connection with an offering of our common stock. In November 2015, all of the outstanding warrants were exercised. The fair value of the outstanding warrants, which was calculated using the Black-Scholes model, was classified as a liability on our unaudited condensed consolidated balance sheets and was adjusted at each reporting period, until such time the instruments were exercised. Upon exercise, the fair value of the warrants was reclassified from liabilities to stockholders’ equity. We had no outstanding warrants during the three and nine months ended September 30, 2016.

Foreign exchange loss

We recorded a foreign exchange loss of less than $0.1 million during the three months ended September 30, 2016 and 2015. Foreign exchange loss decreased during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily attributable to less unfavorable foreign currency variations between the Euro and U.S. dollar during the comparable periods.

Other income, net

Other income, net increased during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, primarily due to increased interest income from our investments in marketable securities.

Interest expense

Interest expense increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due a higher effective interest rate and larger outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below), resulting from the drawdown of Term Loan B of $10.0 million in June 2015.

Provision for Income Taxes

For the three and nine months ended September 30, 2016, we recorded a tax benefit of $0.4 million and a tax expense of $1.4 million, respectively, which were largely the result of changes in the fair value of our investments, primarily shares of Aduro. These items of tax expense and benefit are partially offset by the tax effects recorded in other comprehensive income which were also associated with the unrealized changes in the fair value of our Aduro investment. For the three and nine months ended September 30, 2015, we recorded a tax expense of $0.1 million and a tax benefit of $1.9 million, respectively, which were associated with the unrealized changes in the fair value of our investment in Aduro.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2016.

As of September 30, 2016, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At September 30, 2016, we had cash and cash equivalents of $12.9 million, compared to $71.0 million at December 31, 2015. We had $68.3 million of short-term investments and investments in marketable equity securities at September 30, 2016, and $36.9 million at December 31, 2015. We also had total indebtedness under our Term Loan Agreement of approximately $19.4 million at September 30, 2016 and $19.8 million at December 31, 2015. Our cash and cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. In addition, at September 30, 2016, our $4.9 million investment in marketable equity securities related solely to our investment in Aduro.

Operating Activities

Net cash used in operating activities was $43.8 million for the nine months ended September 30, 2016, compared to $42.3 million during the nine months ended September 30, 2015. The increase in net cash used in operating activities was primarily related to the increased cash spent for development activities for our red blood cell program and selling and administrative expenses related to our continuing U.S. commercial launch of our platelet and plasma systems, partially offset by a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments during the nine months ended September 30, 2016, as compared to the corresponding period in 2015. The increase in net cash used in operating activities was also impacted by the payment to Fresenius related to the Manufacturing and Development Payments, and an increased inventory build during the nine months ended September 30, 2016, compared to the corresponding period in 2015.

Investing Activities

Net cash used in investing activities was $38.6 million for the nine months ended September 30, 2016, compared to $21.5 million during the nine months ended September 30, 2015. The change period over period was primarily the result of lower proceeds from maturities of investments in marketable securities during the nine months ended September 30, 2016, as compared to the same period in 2015.

Financing Activities

Net cash provided by financing activities was $24.3 million during nine months ended September 30, 2016, compared to $91.9 million during the nine months ended September 30, 2015. The decrease in net cash provided by financing activities was primarily due to the decrease of proceeds received from public offerings. In January 2015, we issued 14.6 million shares of our common stock in an underwritten public offering for approximately $75.3 million. This was further impacted by our drawdown of Term Loan B of $10.0 million in June 2015.

Working Capital

Working capital decreased to $85.1 million at September 30, 2016, from $108.5 million at December 31, 2015 , primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, and the decline of the market value of our investment in Aduro.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, commitments to fund projects with Fresenius, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we may continue to pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any portion of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Commitments

The following summarizes our contractual commitments at September 30, 2016:

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$5,602	$4,882	$360	$360	$-
Manufacturing and development obligations	6,166	-	6,166	-	-
Debt	23,100	6,315	16,785	-	-
Operating leases	2,928	1,203	1,581	144	-
Other commitments	1,196	885	287	24	-
Total contractual obligations	$38,992	$13,285	$25,179	$528	$-

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for a remaining payment of $6.2 million (€5.5 million) on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve, and the table above assumes that we achieve, the production threshold in 2018.

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

Other commitments

Our other commitments primarily consist of obligations for business insurance financing and the landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space and consulting fees. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. At September 30, 2016, we had an outstanding liability of $0.6 million related to the remaining payments for the financed business insurance and the $0.4 million related to these leasehold improvements.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance to borrow up to $30.0 million in term loans in three equal tranches of Term Loans. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche could have been drawn and the interest-only period for all advances under the Term Loan Agreement. As amended, the third tranche of $10.0 million, Term Loan C, was subject to our achievement of the Revenue Event no later than June 30, 2016. We did not achieve the Revenue Event by June 30, 2016 and therefore Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. Following the amendment, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment will be recognized as interest expense over the principal life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2016. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consist of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Historically, our available-for-sale securities related to corporate debt and U.S. government agency securities were classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2016 or the year ended December 31, 2015. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our commercial activities in the U.S. remain focused on supporting initial customer adoption and implementation. Significant revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economic, safe and efficacious for potential customers. Based on our experience in foreign jurisdictions, current and potential customers in the U.S. may first choose to validate our technology or conduct experience studies of the INTERCEPT Blood System, among other activities, prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT

Blood System to those customers for the portion of their business involved in interstate commerce. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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
•

regulatory and licensing requirements, including the CBER licensing process that U.S.-based blood centers are required to follow in order to obtain the required site-specific licenses to engage in interstate transport of blood components processed using the INTERCEPT Blood System;

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. In addition, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in-turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including in the U.S. for in-patient treatment, commercial use of our products is not approved for reimbursement by governmental or commercial third party payors for health care services and may never be approved for specific reimbursement. In the U.S., we only recently obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under the new HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be initially concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the continuing U.S. commercial launch of our platelet and plasma systems, we expect to incur additional R&D costs associated with the development of different configurations of existing products and new products, including our illuminator, planning, enrolling and completing ongoing studies and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE mark submission for our red blood cell system in Europe, which is planned for the fourth quarter of 2016. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, , disruptions due to political instability or terrorist attacks, economies and currencies largely effected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, referendum in which voters approved an exit from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. For example, our chronic anemia trial is currently enrolling patients in Turkey. We have in the past restricted and may again in the future need to restrict travel to Turkey for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the U.S., blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. These requirements or regulators’ delays in approving license applications or supplements may deter some blood centers from using our products. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

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

We will need to successfully conduct and complete a license enabling Phase III clinical trial in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of a potential Phase III clinical trial. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase III clinical trial. We also understand that the FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment with emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. In addition, if we are unable to reach agreement with the FDA on a license enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether.

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development activities to support an anticipated CE mark submission planned for the fourth quarter of 2016, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the E.U., we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to enroll sufficient patients and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

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

In 2006, we obtained a CE mark approval (extended in 2011) from E.U. regulators for our plasma system and in September 2016 received the renewal of the approval in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Austria and Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

The execution and completion of our ongoing IDE studies will continue to result in additional costs, and will continue to require attention and resources from our clinical, regulatory and management teams, which may adversely affect our commercialization efforts and other regulatory and clinical programs.

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

Should a regulatory agency question a reported adverse event, we may not be able to rule out product failure as the cause, whether or not product failure is the cause of the reported adverse event. If a regulatory agency suspects or discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on use of that product, including requiring withdrawal of the product from the market. Our failure to comply with applicable regulatory requirements could result in enforcement action by regulatory agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, recall or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	delaying or refusing our requests for approval of new products, new intended uses or modifications to our existing products and regulatory strategies;
•	refusal to grant export or import approval for our products;
•	withdrawing marketing approvals that have already been granted, resulting in prohibitions on sales of our products; and
•	criminal prosecution.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we announced that we had entered into an agreement with BARDA that is worth up to approximately $180.5 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been previously authorized by BARDA pursuant to the base period of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed only approximately $30.8 million under the base period of the agreement. Accordingly, our ability to receive any of the additional $149.7 million in funding provided for under the BARDA agreement is dependent on BARDA exercising subsequent options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the agreement. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA contract. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Further, in June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the E.U. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

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

Our ability to generate significant revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. As a company, we have no prior experience in commercializing any products in the U.S. and we will need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we will need to attract and retain medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we will need to commit significant additional management and other resources in order to maintain and expand our MSL team and sales and marketing functions. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we will need in the future. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S.

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

Our supply agreement with Porex was amended in December 2014 and now expires on December 31, 2016. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely at least a year away. Any new agreement or amendment to the existing Porex agreement may contain terms that are unfavorable to us relative to existing terms or we may not reach agreement with Porex at all which would impact our ability to produce and supply qualified components. We entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2017 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice. We have not been notified by NOVA of their intention to terminate the agreement.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we may continue to pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access the any portion of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1	Third Amendment to Loan and Security Agreement, dated July 28, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2 (7)	Cerus Corporation Inducement Plan.

10.3 (7)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.4 (7)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Award Agreement under the Cerus Corporation Inducement Plan.

10.5	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2016.
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

CERUS CORPORATION

Date: November 4, 2016	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1	Third Amendment to Loan and Security Agreement, dated July 28, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.2 (7)	Cerus Corporation Inducement Plan.

10.3 (7)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.4 (7)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Award Agreement under the Cerus Corporation Inducement Plan.

10.5	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2016.
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