Form 10-K
period 2016-12-31
CERUS CORP
filed 2017-03-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $543 million. (1)

As of February 24, 2017, there were 103,474,675 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $6.24 per share on June 30, 2016. Excludes 14.8 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2016.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•

future sales of and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT Blood System, including our ability to comply with applicable United States (U.S.), and foreign laws, regulations and regulatory requirements;

•

our ability to manage the growth of our business and attendant cost increases, including in connection with the commercialization of the INTERCEPT Blood System in the U.S., as well as our ability to manage the risks attendant to our international operations;

•	the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including our anticipated CE mark submission for the red blood cell system;
•	our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System;
•	our ability to obtain adequate clinical and commercial supplies of the INTERCEPT Blood System from our sole source suppliers for a particular product or component they manufacture;
•	the initiation, scope, rate of progress, results and timing of our ongoing and proposed preclinical and clinical trials of the INTERCEPT Blood System;
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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreement with BARDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, and other factors discussed below and under the caption “Risk Factors,” in Item 1A of this Annual Report on Form 10-K. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section titled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Item 1.	Business

Overview

We are a biomedical products company focused on developing and commercializing the INTERCEPT Blood System to enhance blood safety. The INTERCEPT Blood System, which is based on our proprietary technology for controlling biological replication, is designed to reduce blood-borne pathogens in donated blood components intended for transfusion.

Our INTERCEPT Blood System is for use with three blood components: plasma, platelets, and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and Class III CE marks in the European Union and other jurisdictions that recognize CE mark approval, and are being marketed and sold in a number of countries around the world, including the U.S.; certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. We sell both the platelet and plasma systems using our direct sales force and through distributors. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In late 2014 and early 2015, we announced that both our U.S. Phase II recovery and lifespan study of the red blood cell system and our European Phase III clinical trial of the red blood cell system for acute anemia patients met their respective primary endpoints. Based on the results of the European Phase III acute anemia clinical trial, we plan to file for CE mark approval of the red blood cell system in the European Union.

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

Product Development

Background

The INTERCEPT Blood System is designed to broadly target and inactivate blood-borne pathogens, such as viruses (for example, HIV, West Nile, SARS, hepatitis B and C), bacteria and parasites, as well as potentially harmful white blood cells, while preserving the therapeutic properties of platelet, plasma and red blood cell transfusion products. The INTERCEPT Blood System has been shown to inactivate a broad array of pathogens and has the potential to reduce the risk of transfusion related transmission of pathogens for which testing is not completely effective, is not available or is not performed. We believe that the INTERCEPT Blood System also has the potential to inactivate most new pathogens before they are identified and before tests are developed and adopted commercially to detect their presence in donated blood.

Products, Product Candidates and Development Activities

The following table identifies our products, product candidates and product development activities and their current status:

Product or Product Candidate Under Development	Product or Development Status

INTERCEPT Blood System—Platelets	• Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

INTERCEPT Blood System—Plasma	• Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

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

We are commercializing the plasma and platelet systems in the U.S. and will be largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and developing awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated products. Prior to broader customer adoption in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before making INTERCEPT-treated blood products available to their interstate hospital customers. Several blood centers have submitted for their interstate licenses.  Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed.  Further, the hospital customers of these blood centers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. In addition, in order to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, or triple doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. In addition, we understand that a significant portion of the U.S. blood centers store their platelet components suspended in 100% plasma. Further, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a premarket application, or PMA supplement. These development activities will be costly and may not be successful. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of our products.

In 2015, we conducted a Phase I clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and had recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under this IDE was limited to pathogen reduction claims that relied on existing clinical data that we had regarding reduction of certain pathogens in donated plasma. Following the conclusion of this study, we did not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore do not know the effectiveness of INTERCEPT to inactivate the Ebola virus.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase III clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the trial for chronic anemia. The antibody eventually cleared and the patients had no adverse health consequences. After unblinding the data from the original Phase III clinical trials, we found that we had met the primary end-point in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. There has been no antibody reactivity associated with INTERCEPT-treated red blood cells in any of the subsequent configurations, studies or trials we have completed since modifying the process used in the red blood cell system. Accordingly, we received authorization from European regulators to proceed with Phase III clinical trials for acute anemia and, separately, chronic anemia. Although the Phase III clinical trial of the red blood cell system in Europe for chronic anemia patients is ongoing, we successfully completed the Phase III clinical trial of the red blood cell system for acute anemia patients and plan to submit for CE mark approval.

In January 2015, we announced that the completed Phase III clinical trial of red blood cells treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery patients met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated red blood cell components, or RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase III clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery patients at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for patients of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No patients exhibited an immune response to INTERCEPT-treated RBCs. Based on the results of this trial, we plan to file for CE mark approval in the European Union. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the European Union, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. As part of our development and chemistry, manufacturing and control, or CMC, activities, we will need to successfully complete validation studies on sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe.

In the U.S., we successfully completed a Phase II recovery and lifespan study in 2014.  In 2016, we reached agreement with the FDA on a clinical trial protocol, known as RedeS, which is assessing safety in six-hundred (600) patients receiving red blood cell transfusions in regions heavily impacted by the Zika virus epidemic.  The controlled, randomized, double-blind clinical trial will be conducted in Puerto Rico and Florida.  In addition, we will need to successfully conduct and complete a separate license-enabling Phase III clinical trial in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of a potential Phase III clinical trial. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase III clinical trial. We also understand that the FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment with emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. We also plan to complete certain other prerequisites, as well as to complete our development and CMC activities in order to proceed with our planned CE mark submission.

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

Information regarding our revenues for the years ended December 31, 2016, 2015 and 2014 can be found in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

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

Like the platelet and plasma systems, the red blood cell system is designed to prevent pathogen replication by using a small molecule additive compound to form bonds with nucleic acid in pathogens that may be present in donated red blood cell collections. The red blood cell system is designed to preserve the therapeutic qualities of the red blood cells, which, like platelets and plasma, do not rely on nucleic acid for their therapeutic efficacy. The red blood cell system uses another of our proprietary compounds, amustaline. Unlike the platelet and plasma systems, the chemical bonds from amustaline are not triggered by UVA light, but instead, by the pH level of the red blood cell components. After mixture with the red blood cell components in plastic disposable kits and resulting nucleic-acid bonding, amustaline is designed to rapidly break down into a form that is no longer chemically reactive with nucleic acid. As with the platelet and plasma systems, a high level of inactivation in a broad range of pathogens has been demonstrated with the red blood cell system in the clinical setting. We plan on conducting additional pathogen-inactivation studies of the red blood cell system, broadening our understanding of the pathogens the system may be able to inactivate.

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

Investment in Aduro Biotech

In connection with the agreements to license certain immunotherapy technologies to Aduro Biotech Inc., or Aduro, in 2009, we received shares of preferred stock of Aduro, a privately held company at that time. Pursuant to these license agreements, we are eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. For the years ended December 31, 2016, 2015 and 2014, we have not received any royalty payments from Aduro pursuant to these license agreements. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering, our preferred shares in Aduro converted into common stock. William Greenman, our President and Chief Executive Officer, is a member of the Board of Directors of Aduro in his individual capacity and does not represent our interests.

Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of INTERCEPT Blood System for platelet and for plasma disposable kits and on other contract manufacturers for the production of our inactivation compounds, compound adsorption components of the disposable kits and illuminators used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products or product candidates beyond those that we currently rely on, but we are currently in the process of identifying potential alternate manufacturers. In October 2015, we amended and restated our manufacturing and supply agreement with Fresenius with the new terms effective July 1, 2015. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet, plasma and red blood cell systems from Fresenius for both clinical and commercial use. The amended and restated agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels. The amended and restated agreement also contemplates that we and Fresenius will jointly fund and collaborate on certain specified initiatives focused on new product development or enhancements, potential implementation of automation, installation of new equipment, capacity expansion and cost reduction. We are required to make contributions toward those joint collaboration projects in certain specified installment amounts.  In addition, we will make a one-time, lump sum payment, or the Milestone Payment, to Fresenius at the earlier of achievement of certain production volumes or a specified mutually agreed date. Under the amended and restated agreement, we are no longer required to make royalty payments to Fresenius for the sale of products after June 30, 2015. The term of the amended and restated manufacturing and supply agreement with Fresenius extends through July 1, 2025, and will automatically renew for successive additional two year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach.

Components of compound adsorption devices used in platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. The term of our supply agreement with Porex has been extended until March 31, 2017 to allow us and Porex to negotiate a mutually agreeable amendment to our supply agreement. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely several years away.

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

We operate with an amended manufacturing and supply agreement with Ash Stevens, Inc., or Ash Stevens, for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are not subject to minimum annual purchase requirements. However, if specified quantities of amotosalen are not purchased in any year, we are required to pay a maintenance fee of up to $50,000 for such year. We have incurred these maintenance fees in the past. The original term of the amended manufacturing and supply agreement with Ash Stevens extends through December 31, 2017, and will continue to automatically renew for successive two year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Ash Stevens. Neither party has delivered notice of its intent to terminate the agreement.

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

Marketing, Sales and Distribution

The market for the INTERCEPT Blood System, including the U.S. market, is dominated by a relatively small number of blood collection organizations. Accordingly, there may be an extended period during which some potential U.S.-based customers may first choose to validate our technology or run experience studies themselves before deciding to adopt the system for commercial use, which may never occur.  The American Red Cross represents the largest single portion of the blood collection market in the U.S. While we believe adoption of the INTERCEPT Blood System will afford the American Red Cross with many benefits, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our multi-year commercial agreement that we and the American Red Cross entered into in February 2016. Furthermore, the U.S. blood banking market is undergoing consolidation which may continue and further concentrate the potential customer base.  In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. The largest European markets for our products are in Germany, France, and England.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third party payors. In many jurisdictions, budget and reimbursement discussions generally occur among blood centers, healthcare facilities such as hospitals, national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, our ability to successfully commercialize our products will depend in part on helping blood centers to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In the U.S., the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood.  The Centers for Medicare & Medicaid Services published a separate reimbursement code and premium pricing for pathogen-reduced platelet and plasma components under the Healthcare Common Procure Coding System, or HCPCS.  After 2017, the reimbursement pricing for our products under HCPCS will be driven by actual costs charged to hospitals for INTERCEPT-treated components.

We maintain a wholly-owned subsidiary, Cerus Europe B.V., headquartered in the Netherlands, which focuses its efforts on marketing and selling the INTERCEPT Blood System in a number of countries in Europe, the CIS, the Middle East and selected countries in other regions around the world. We have a small scientific affairs group in the U.S. and the Netherlands that supports our commercialization efforts as well as medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications.  We have a small number of employees focused on servicing the markets in Asia-Pacific and Latin American regions and rely primarily on distributors to market and sell our products in those regions.

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

Government Contracts

Revenue from the cost reimbursement provisions under our government contracts varies by year. A portion of our government contracts revenue is subject to renegotiation of reimbursement rates or termination of contracts or subcontracts at the election of the U.S. government. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreement with BARDA, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience.  See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on our government contract revenue and other financial information for the years ended December 31, 2016, 2015 and 2014. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contract with BARDA, may harm our business, financial condition and operating results.”

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

In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued Class II CE marks for such system for both platelets and plasma. MacoPharma has received a CE mark for a UVC-based pathogen reduction product for platelets. MacoPharma currently has a Phase III clinical trial underway in Germany to generate additional data for expanded approvals.  We understand that Terumo BCT also developed a pathogen reduction system for whole blood, receiving a Class II CE mark. Terumo BCT’s product candidates, if successful, may offer competitive advantages over our INTERCEPT Blood System.

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG, which received approval from the FDA to begin selling treated fresh frozen plasma, as well as from diagnostic and testing companies currently approved for the detection of pathogens in donated blood products, including bacterial and viral pathogens. Our platelet product faces competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2016, we owned approximately 12 issued or allowed U.S. patents and approximately 81 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2017 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2018 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

	Year Ended December 31,
	2016	2015	2014
Advanced Technology Company K.S.C.	12%	*	*
Etablissement Francais du Sang	*	23%	25%

*	Represents an amount less than 10% of product revenue.

To date, we have not experienced collection difficulties from these customers. For additional details about these customers for the years ended December 31, 2016, 2015 and 2014, as well as information regarding our net revenues by geographical location and location of our long-lived assets, see Note 17 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development efforts. We have incurred total research and development expenses of $31.3 million, $25.6 million and $21.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As we look ahead, we anticipate that the regulatory submission processes related to amendments to our PMA applications for the platelet system in the U.S. will require continued investment in research and development activities, as will our ongoing clinical, development and CMC work for our red blood cell system in Europe. In the U.S., we expect to incur increasing research and development expenses associated with clinical trials to support our IDE in Puerto Rico and license-enabling clinical trials and activities to pursue FDA approval of our red blood cell system.  To the extent available, many of the U.S. red blood cell activities may be paid by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us.  In addition, we plan to continue spending on new product development and enhancements to our illumination device which may increase research and development expenses.  See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2016, 2015 and 2014.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

Our European investigational plan has been based on the INTERCEPT Blood System being categorized as Class III drug/device combination under the Medical Device Directives, or the MDD, of the European Union.

The European Union requires that medical devices affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with the MDD. We initially received the CE mark for our platelet system and separately for our plasma system in 2002 and 2006, respectively. We will need to obtain a CE mark extension in our name from European Union regulators for both our platelet and plasma systems every five years. The CE mark for the platelet system is effective through May 2017 while the renewal of the approval for CE mark for the plasma system was received in September 2016. A separate CE mark certification must be received for the red blood cell system to be sold in the European Union and in other countries recognizing the CE mark. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

The FDA regulates drugs, medical devices and biologics under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and pre-market clearance or approval of products subject to regulation. The steps required before a medical device may be approved for marketing in the U.S. pursuant to a PMA include:

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

In December 2014, the FDA approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Also in December 2014, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We plan to conduct development activities, clinical studies and in vitro studies for our platelet system to expand our label claims to include, among others, storage of INTERCEPT-treated platelets for up to seven days rather than five days, random donor platelets and a new processing set for triple dose collections.

As a condition to the FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. If we are unable to complete this study or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet and/or plasma systems. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we redesigned the illuminator used in the platelet and plasma systems. We also understand that we will have to qualify and validate certain new plastics in the platelet and plasma systems.  We will need to seek regulatory approval of the redesigned illuminator and plastics.  Should we be unable to obtain approval, our operations and financial results will be adversely affected.  In addition, in order to address the entire market in the U.S., we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets triple dose collections and random donor platelets. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems.

With FDA approval of our platelet and plasma systems, we are required to continue to comply with applicable FDA and other regulatory requirements related to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims.

CBER is the center within the FDA principally responsible for regulating the INTERCEPT Blood System.  In addition to regulating our blood safety products, CBER also regulates the blood collection centers and would regulate any blood products that they prepare using the INTERCEPT Blood System. Prior to broader customer adoption in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from CBER before making INTERCEPT-treated blood products available to their interstate hospital customers. Additionally, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may result in further delay of customer adoption in the U.S. We plan to continue working with U.S.-based blood centers to support these activities as any delay in obtaining these licenses would adversely impact our ability to sell products in the U.S.

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

Health Care Reimbursement and Reform

Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained. The United States Patient Protection and Affordable Care Act, or the ACA, and ongoing cost saving efforts in the U.S. and in other regions of the world may have an impact on our ability to profitably commercialize the INTERCEPT Blood System in the U.S. and elsewhere. For instance, the ACA and other health care reform in the

U.S. include provisions that place downward pressure on the pricing of medical products and also introduce new taxation on medical devices (the effective date of which has been delayed), which could further impact our profit margins.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA.  The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA.  Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system.

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

Employees

As of December 31, 2016, we had 204 employees, 62 of whom were engaged in research and development and 142 in selling, general and administrative activities. Of the 142 employees engaged in selling, general, and administrative activities, 41 were employed by our European subsidiary, Cerus Europe B.V. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts will be largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and developing awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Based on our experience in foreign jurisdictions, current and potential customers in the U.S. may first choose to validate our technology or conduct experience studies of the INTERCEPT Blood System, among other activities, prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT-treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs, for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Certain customers that attempt to optimize collection practices in order to produce the highest volume of transfusable units with those collections may experience a less optimized yield as result of adopting INTERCEPT over conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

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

In 2015, we conducted a Phase I clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and had recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under the IDE was limited to pathogen reduction claims that relied on existing clinical data that we had regarding reduction of certain pathogens in donated plasma. Following the conclusion of this study, we did not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus and therefore do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. This may negatively impact a customer’s desire to adopt INTERCEPT in those countries where addressing an Ebola virus outbreak is a primary concern.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. In addition, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including in the U.S. for in-patient treatment, commercial use of our products is not approved for reimbursement by governmental or commercial third party payors for health care services and may never be approved for specific reimbursement. In the U.S., we only recently obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under the new HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate our gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the continuing U.S. commercial launch of our platelet and plasma systems, we expect to incur additional research and development costs associated with the development of different configurations of existing products including our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE mark submission for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, disruptions due to political instability or terrorist attacks, economies and currencies largely affected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, referendum in which voters approved an exit from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

Additionally, a meaningful amount of our revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election or otherwise, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, in order to generate data that would be satisfactory to the FDA, we need to test our products with different blood center production configurations producing otherwise saleable products for the blood center. As such, we will generally need to purchase blood components which are expensive and may be limited during periods of low availability. For example, we are currently experiencing such availability constraints for platelets.  Any such inability to procure blood components at a reasonable price, or at all, to conduct studies in order to generate data sufficient for label claim expansions may negatively impact our business opportunities.

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. For example, our chronic anemia trial is currently ongoing in Turkey. We have in the past restricted and may again in the future need to restrict travel to Turkey for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria have impacted the speed with which we were able to enroll patients in our ongoing Phase III red blood cell system trial in chronic anemia in Europe. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the recent expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if blood center customers are unwilling to use conventional, un-treated products once INTERCEPT products are available.  Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.  Furthermore, any guidance document or mandate that prescribes use of INTERCEPT may impose a compliance requirement on blood centers that operate and process blood components in a manner for which we do not yet have approved label claims.  Our inability to meet such operational constraints may impair our potential results permanently or until we are able to obtain such claims.

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

We will need to successfully conduct and complete a license-enabling Phase III clinical trial in the U.S. before the FDA will consider our red blood cell product for approval. The FDA will require us to successfully complete and submit one or more additional in vitro studies prior to any initiation of a potential Phase III clinical trial. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase III clinical trial. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment with emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. In addition, if we are unable to reach agreement with the FDA on a license-enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether.

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development activities to support an anticipated CE mark submission, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the E.U., we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to successfully complete such clinical trials and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the recent label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

The execution and completion of our ongoing IDE studies will continue to result in additional costs, and will continue to require attention and resources from our clinical, regulatory and management teams, which may adversely affect our commercialization efforts and other regulatory and clinical programs.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our agreement, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA that is worth up to approximately $185.0 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been previously authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed only approximately $41.6 million under the base period of the agreement and options exercised in 2016. Accordingly, our ability to receive any of the additional $143.4 million in funding provided for under the BARDA agreement is dependent on BARDA exercising subsequent options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the agreement. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA contract. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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
•

claim nonexclusive, nontransferable rights to product manufactured and intellectual property developed under the BARDA agreement and may, under certain circumstances involving public health and safety, license such inventions to third parties without our consent;

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells.  We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the large relative size of the American Red Cross, should they deploy INTERCEPT rapidly under our commercial agreement, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, with some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenues will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, or public tenders.  These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

Our supply agreement with Porex has been extended until March 31, 2017 to allow us and Porex to negotiate a mutually agreeable amendment to our supply agreement. Porex is our sole supplier for certain components of the compound adsorption devices. We are subject to certain minimum annual purchase requirements under our agreement with Porex and are required to compensate Porex if we do not meet such minimum annual purchase requirements. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely at least a year away. Any new agreement or amendment to the existing Porex agreement may contain terms that are unfavorable to us relative to existing terms or we may not reach agreement with Porex at all which would impact our ability to produce and supply qualified components. We entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2017 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice. We have not been notified by NOVA of their intention to terminate the agreement.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, nonconformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for commercial sale and regulatory submissions.  Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions. Should non-conformities occur in the future, we may be unable to manufacture products to meet customer demand, which would result in lost sales and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain customers require, and potential future customers may require, product with a minimum shelf life. As a result, we may need to manufacture sufficient product to meet that forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. Should we change or modify and of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have.  In addition, we and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. Certain customers may require product with a minimum shelf life remaining prior to shipment. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we chose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins.

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

In addition, there are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, physicians, healthcare providers and our customers are or will be subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting, or receiving, any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce, the referral of an individual for, the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•

federal false claims laws that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal payors that are false or fraudulent, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, and which may apply to entities that provide coding and billing advice to customers;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program, including private payors, or making false statements relating to healthcare matters;

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

Further, the ACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA known as the Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

Legislative, regulatory, or other healthcare reforms may make it more difficult and costly for us to obtain regulatory approval of our products and to produce, market and distribute our products after approval is obtained.

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

Federal and state governments in the U.S. have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA significantly impacts the medical device industry. Among other things, the ACA:

•	imposes an annual excise tax of 2.3% on entities that manufacture or import eligible medical devices offered for sale in the U.S.;
•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA.  The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed, which may have the effect of limiting the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In January 2017, President Trump became President of the U.S.  The administration has publicly stated a core goal is to deregulate wherever possible.  It is unclear if this contraction in regulation would also apply to guidance documents that would impact our industry.  For example, the FDA has indicated that they will finalize guidance prescribing steps blood centers would have to comply with to safeguard platelet products from bacterial contamination.  The initial draft guidance prescribed our technology as an option.  Should the administration remove such guidance documentation, market uptake for INTERCEPT platelets may be impaired.  Conversely, any significant deregulation could make the introduction of competing products and technologies much easier than the burden faced by us in order to receive FDA approval. We expect that additional U.S federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used platelet additive solutions. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, many of our customers combine multiple plasma components from whole blood donations before treating the combined plasma product with INTERCEPT. Grifols makes such a product (Plasmix). Customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products, including those sold by Grifols, not provide access to the products allowing for the combination of multiple components. Should Fresenius, MacoPharma, or Grifols fail to obtain or maintain regulatory approval for InterSol, SSP+, or Plasmix, respectively, or if any should decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit revenues from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

MacoPharma has received CE Mark for a UVC-based product for pathogen reduced platelets. MacoPharma currently has a Phase III clinical trial underway in Germany to generate additional data for expanded approval. In addition, Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE marks for its system for both platelets and plasma. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and has recently completed a clinical trial of its whole blood system in Ghana, receiving a class II CE mark. Terumo’s products may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete with their products and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

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

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license-enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access the any portion of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance provided $20.0 million of term loan funds, due, June 1, 2019. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty and restrict access to additional borrowings under the loan and security agreement.

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

As our international operations grow, we may be subject to adverse fluctuations in exchange rates between the U.S. dollar and foreign currencies, tariffs and other trade restrictions.

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

Additionally, the Trump administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives, regulations, restrictions or tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

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

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. This leased facility includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. We also lease a facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current facilities will be adequate for the foreseeable future. The following table summarizes the properties we lease and their location, size, term and primary functions as of December 31, 2016.

Locations	Square Footage	Lease Expiration Date	Primary Functions

Concord, CA, United States	36,029	November 2019	Administrative and research
Concord, CA, United States	7,702	September 2019	Administrative and warehouse
Concord, CA, United States	6,655	December 2017	Administrative and research
Concord, CA, United States	21,440	July 2017	Sales, administrative, marketing and technical support
Amersfoort, Netherlands	7,300	January 2018	Sales and administrative

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS.” The following table sets forth, for the periods indicated, the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2016:
First Quarter	$6.66	$4.81
Second Quarter	6.89	4.90
Third Quarter	7.64	5.79
Fourth Quarter	6.34	4.17
Year Ended December 31, 2015:
First Quarter	$7.03	$3.95
Second Quarter	5.70	3.82
Third Quarter	5.87	4.29
Fourth Quarter	6.60	4.27

On February 24, 2017, the last reported sale price of our common stock on the Nasdaq Global Market was $4.27 per share. On February 24, 2017, we had approximately 137 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Additionally, any cash dividends declared or paid would require prior written consent under the terms of the loan and security agreement entered on June 30, 2014, with Oxford Finance LLC.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2011, and tracked the performance through December 31, 2016, for (i) our common stock, (ii) the NASDAQ Biotechnology Index, (iii) the NYSE ARCA Biotechnology Index, and (iv) the NASDAQ Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2011	2012	2013	2014	2015	2016
Cerus Corporation	$100.00	$112.86	$230.36	$222.86	$225.71	$155.36
NASDAQ Biotech Index	100.00	131.91	218.45	292.93	326.39	255.62
NYSE ARCA Biotech Index	100.00	141.74	213.52	315.10	349.45	281.74
NASDAQ	100.00	115.91	160.32	181.80	192.21	206.63

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

The following table summarizes certain selected financial data for the five years ended December 31, 2016, which has been derived from audited consolidated financial statements. The information presented below may not be indicative of future results and should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Product revenue	$37,183	$34,223	$36,416	$39,657	$36,695
Cost of product revenue	20,295	23,464	21,188	22,602	20,616
Gross profit on product revenue	16,888	10,759	15,228	17,055	16,079
Government contracts revenue	2,092	—	—	—	91
Loss from operations	(61,447)	(61,075)	(44,503)	(28,299)	(17,300)
Net loss	(62,906)	(55,868)	(38,755)	(43,337)	(15,917)

Net loss per share:
Basic	$(0.62)	$(0.58)	$(0.52)	$(0.64)	$(0.29)
Diluted	$(0.62)	$(0.61)	$(0.61)	$(0.64)	$(0.33)
Weighted average shares outstanding used for calculating loss per share:
Basic	101,826	96,068	74,767	67,569	54,515
Diluted	101,826	96,905	76,534	67,569	55,061

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash, cash equivalents, short-term investments and investment in marketable equity securities	$71,628	$107,879	$51,294	$57,676	$26,696
Working capital (1)	67,217	108,544	45,736	38,730	18,383
Total assets (1)	103,476	139,402	81,669	83,381	48,919
Long-term obligations (1)	18,801	22,775	10,998	1,162	4,199
Total stockholders' equity	57,787	94,765	41,521	42,795	19,107

(1)

Amounts as of December 31, 2015 and 2014, have been recast to reflect the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs in 2016, as further described in Note 2. Summary of Significant Accounting Policies included herein. The Company has adopted this ASU effective January 1, 2016, under the retrospective application method. To conform to the current period presentation, the Company reclassified $32,000 and $36,000, which were previously included in Working capital and Total assets, respectively, in the Company's condensed consolidated balance sheet as of December 31, 2015, as a reduction of Long-term obligations. The Company also reclassified $37,000 and $70,000, which were previously included in Total assets in the Company's condensed consolidated balance sheet as of December 31, 2014, as a reduction of Working capital and Long-term obligations, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the year ended December 31, 2016, are not necessarily indicative of results that may occur in future periods.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. The INTERCEPT Blood System is designed for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE marks and FDA approval and are being marketed and sold in a number of countries around the world.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities, including any additional studies that may be required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial of our red blood cell system in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and we will need to successfully complete additional activities, including a license-enabling Phase III clinical trial in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding of up to $41.6 million with a total funding opportunity of up to $185.0 million to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See “BARDA” below for more information.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts will be largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and developing awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our BARDA agreement. We recognize revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Aduro Biotech

We hold an investment in Aduro Biotech Inc., or Aduro, common stock totaling 346,700 shares. Aduro trades on the NASDAQ Global Select Market, under the symbol “ADRO”. As of December 31, 2016, the fair value of Aduro’s common stock was $11.40 per share. We account for the investment in Aduro as an available-for-sale security on our consolidated balance sheet and adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax.  Prior to Aduro’s initial public offering in April 2015, we held the investment in Aduro at zero on our consolidated balance sheet.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fenwal for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2016, we had accrued $4.8 million (€4.5 million) related to the Manufacturing and Development Payments.

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

BARDA

In June 2016, we entered into an agreement with BARDA to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including funding studies necessary to support a potential PMA submission to the FDA for the red blood cell system, and acceleration of commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

The five-year agreement with BARDA includes a base period, or the Base Period, and options, or Option Periods. The five-year agreement, as amended by BARDA, and Option Periods exercised include committed funding of up to $41.6 million for clinical development of the red blood cell system and subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $185.0 million over the five-year agreement period. If exercised by BARDA, each subsequent option would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We would be responsible for co-investment of up to $15.0 million, if certain options were to be exercised. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Amounts payable under the BARDA agreement are subject to future audits at the discretion of government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the year ended December 31, 2016 and 2015, 3.5 million and zero shares, respectively, of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $22.0 million and zero, respectively. At December 31, 2016, we had $62.3 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. Following the amendment to Term Loan Agreement, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was again amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at December 31, 2016. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, certain accrued liabilities, valuation and impairment of purchased intangibles and goodwill, valuation of stock options under share-based payments, valuation allowance of our deferred tax assets and uncertain income tax positions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

• Revenue—We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the agreement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured.

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

• Inventories—We own certain components of INTERCEPT disposable kits in the form of work-in-process inventory and finished goods, UVA illuminators, and certain replacement parts for our illuminators. While it is not customary for our inventory production cycle to exceed twelve months, our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, could potentially take in excess of one year to complete production before being utilized in finished INTERCEPT disposable kits. We maintain an inventory balance based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory will be consumed in production of finished units in order to sell to existing and prospective customers within the next twelve-month period. We use judgment to factor in lead times for the production of our finished units to meet forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year.

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

• Accrued liabilities—We record accrued liabilities for expenses related to certain contract research activities and development services, including those related to clinical trials, preclinical safety studies and external laboratory studies, as well as development activities being performed by third parties. Some of those accrued liabilities are based on estimates because billings for these activities may not occur on a timely basis consistent with the performance of the services. Specifically, accruals for clinical trials require us to make estimates surrounding costs associated with patients at various stages of the clinical trial, pass through costs to clinical sites, contract research organization costs including fees, database development, and reporting costs, among others.

• Goodwill and intangible assets—In August 2010, we acquired certain assets from BioOne. We accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations.” In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheets. In addition, under ASC Topic 805, we were required to assess the fair value of the non-controlling interest that we held in BioOne prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative two-step process to test goodwill for impairment; otherwise, goodwill is not considered impaired and no further testing is warranted. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative two-step process; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The first step of the two-step process compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step of the two-step process, which is used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On August 31, 2016, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the year ended December 31, 2016. We will continue to monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the year ended December 31, 2016, which would require us to test the recoverability of our intangible assets.

• Stock-based compensation—We issue stock-based awards to our employees, contractors and members of our Board of Directors, as strategic, long-term incentives. We also maintain an active employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. We record stock-based compensation expense for employee awards in accordance with ASC Topic 718, “Compensation—Stock Compensation.” We use the Black-Scholes option pricing model to determine the grant-date fair value of stock-based awards. The Black-Scholes option pricing model requires that we use assumptions regarding a number of complex and subjective variables to determine appropriate inputs to the model, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, our expected stock price volatility, the risk-free interest rate and expected dividends. The grant-date fair value of stock-based awards is then recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock options contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

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

• Income taxes—Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our U.S. federal tax returns from 1998 through 2015 and all our California tax returns through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Results of Operations

Years Ended December 31, 2016, 2015 and 2014

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Product revenue	$37,183	$34,223	$36,416	9%	(6%)
Government contracts revenue	2,092	—	—	N/A	N/A
Total revenue	$39,275	$34,223	$36,416	15%	(6%)

Product revenue increased by $3.0 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, attributable mainly to increased illuminator sales primarily in the U.S market and increased sales volume of disposable platelet and plasma system kits in our European and Middle Eastern markets.

Product revenue decreased by $2.2 million during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The primary driver for the decline in reported product revenue was the weakening of the average Euro relative to our reporting currency, the U.S. dollar, of approximately 16% during the year ended December 31, 2015, compared to the year ended December 31, 2014.  During the periods presented, most of our product revenue was invoiced and transacted in Euros with reported revenue in U.S. dollars. The decrease in product revenue during the year ended December 31, 2015 was partially offset by a higher unit sales volume of our disposable platelet and plasma system kits of 15%.

We anticipate product revenue will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales and newly accessible geographies. However, deterioration in the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would adversely impact product revenue as the majority of our revenues are expected to come from Euro denominated markets and the CIS markets. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System revenue in the future.

We recognized $2.1 million revenue from our BARDA agreement during the year ended December 31, 2016, as a result of the direct and indirect contract costs incurred in the Base Period and certain Option Periods under the BARDA agreement. We did not recognize any revenue from our BARDA agreement during the years ended December 31, 2015 and 2014.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System inventory sold; provisions for obsolete, slow-moving and unsaleable product; certain order fulfillment costs, to the extent applicable, costs for idle facilities, and, prior to October 19, 2015, royalties payable to Fenwal for product sales. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Cost of product revenue	$20,295	$23,464	$21,188	(14%)	11%

Cost of product revenue decreased by $3.2 million during the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily the result of the elimination of the royalty to Fenwal in the fourth quarter of 2015 and decreased obsolescence and manufacturing charges in 2016 compared to the prior year.

Cost of product revenue increased by $2.3 million during the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily the result of higher unit sales volume and increase of $1.8 million in obsolescence and manufacturing charges, partially offset by inventory produced during periods of more favorable foreign currency exchange rates.  Similar to our revenues, during the periods presented, a significant majority of our product was sourced from vendors transacting in Euros and reported by us in U.S. dollars. Per unit cost of product sold declined by 11.4% during the year ended December 31, 2015 compared to 2014.

Our realized gross margin on product sales was 45% during the year ended December 31, 2016, up from 31% during the year ended December 31, 2015. The increase in gross margins on product sales was primarily due to the elimination of the royalty to Fenwal in the fourth quarter of 2015, decreased obsolescence and manufacturing charges, increased illuminator sales, and efficiencies realized related to inventory management during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Our gross margin on product sales was 31% during the year ended December 31, 2015, compared to 42% during the year ended December 31, 2014. The decrease in gross margins on product sales, compared to the year ended December 31, 2014, was primarily due to the deterioration in the Euro relative to the U.S. dollar on current period revenues and increased obsolescence and manufacturing charges, partially offset by the impact on cost of revenues which were recorded at more favorable foreign exchange rates in effect at the time the inventory was purchased. In addition, increased period charges for outdated product also resulted in the overall decreases in gross margins during the year ended December 31, 2015, compared to the year ended December 31, 2014.

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

We expect to maintain inventory levels that will be sufficient to meet forecasted demand for a relatively short time period and plan to manufacture at levels above those produced in 2016.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Research and development	$31,322	$25,643	$21,800	22%	18%

Research and development expenses increased by $5.7 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased costs associated with clinical development of our red blood cell system, our pursuit of PMA supplement approvals for the platelet and plasma systems, and the initial activities under the BARDA agreement.

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

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support a potential CE mark submission for our red blood cell system in Europe, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Selling, general and administrative	$48,753	$45,989	$37,729	6%	22%

Selling, general, and administrative expenses increased by $2.8 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased spending related to general corporate activities associated with the increased commercial activities targeting and servicing new and potential U.S. customers and the development activities under BARDA agreement.

Selling, general, and administrative expenses increased by $8.3 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to increased spending related to activities associated with the U.S. launch of our plasma and platelet products which increased over the course of 2015 and to a lesser extent, increases in back-office support functions.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we as we undertake additional activities associated with performing the activities under our BARDA agreement and continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing personnel, as well as medical science liaisons to educate hospital and physicians on our products and drive hospital demand for INTERCEPT-treated blood components.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries.  These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Amortization of intangible assets	$202	$202	$202	0%	0%

Amortization of intangible assets remained flat during the year ended December 31, 2016, compared to the years ended December 31, 2015 and 2014, as there were no changes to the composition of our intangible assets or the assumptions used to determine the useful lives. In addition, no impairment charges were recognized related to our intangible assets during the years ended December 31, 2016, 2015 and 2014.

We expect that the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net consists of mark-to-market adjustments related to the calculated fair value of our previously-outstanding warrants, foreign exchange gain (loss), interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Gain from revaluation of warrant liability	$—	$3,566	$7,708	(100%)	(54%)
Foreign exchange gain (loss)	21	(396)	(1,296)	(105%)	(69%)
Interest expense	(2,445)	(1,705)	(599)	43%	185%
Other income, net	1,140	71	130	1,506%	(45%)
Total non-operating (expense) income, net	$(1,284)	$1,536	$5,943	(184%)	(74%)

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. In August 2014 and November of 2015, all of the outstanding August 2009 and November 2010 warrants, respectively, were exercised. The fair value of the outstanding warrants, which used the Black-Scholes model, was classified as a liability on our consolidated balance sheet and was adjusted at each subsequent reporting period, until such time the warrants were exercised. Upon exercise, the fair value of the warrants was reclassified from liabilities to stockholders’ equity. We had no outstanding warrants during the year ended December 31, 2016.

We recorded a non-cash gain from the revaluation of the warrant liability of $3.6 million for the year ended December 31, 2015, compared to a non-cash gain of $7.7 million for the year ended December 31, 2014.  This change is primarily due to the change in our underlying stock price as compared to the strike price of the warrants and the exercise of warrants during the current year.

Foreign exchange gain (loss)

We recorded a foreign exchange gain of less than $0.1 million during the year ended December 31, 2016, compared to a foreign exchange loss during the year ended December 31, 2015, primarily attributable to favorable foreign currency variations between the Euro and U.S. dollar during the current year compared to unfavorable variations in the prior.

Foreign exchange loss decreased to $0.4 million during the year ended December 31, 2015, compared to a loss of $1.3 million during the year ended December 31, 2014, primarily attributable to stabilization of foreign currency variations between the Euro and U.S. dollar, our functional currency, in 2015 as compared to the Euro and U.S. dollar exchange rates in 2014.

Interest expense

Interest expense increased by $0.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, and increased by $1.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a higher effective interest rate and larger average outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below), resulting from the drawdown of Term Loan B of $10.0 million in June 2015.

Other income, net

Other income, net increased by $1.1 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the realized gain from the sale of 50,000 shares of our Aduro common stock, and the increased interest income from our investments in marketable securities.

Other income, net remained consistent during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2016	2015	2014	2016 to 2015	2015 to 2014
Provision (benefit) for income taxes	$175	$(3,671)	$195	(105%)	(1,983%)

For the year ended December 31, 2016, we recorded a tax expense of $0.2 million, which was a result of our Cerus Europe B.V. subsidiary’s operating profit.

The tax benefit of $3.7 million for the year ended December 31, 2015, was the result of the increased value of our Aduro investment investments. The tax provision for the year ended December 31, 2014, primarily consisted of foreign taxes of our wholly-owned subsidiary headquartered in Europe.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2016.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales and proceeds from government contracts.

At December 31, 2016, we had cash and cash equivalents of $22.6 million, compared to $71.0 million at December 31, 2015. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $49.1 million of short-term investments and investments in marketable equity securities at December 31, 2016, and $36.9 million at December 31, 2015. We also had total indebtedness under our Term Loan Agreement of approximately $19.4 million at December 31, 2016, and $19.8 million at December 31, 2015. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. At December 31, 2016, our $4.0 million investment in marketable equity securities related solely to our investment in Aduro.

Operating Activities

Net cash used in operating activities was $53.5 million for the year ended December 31, 2016, compared to $51.1 million during the year ended December 31, 2015. The increase in net cash used in operating activities was primarily related to the increased cash spent for development activities for our red blood cell program and selling and administrative expenses related to our continuing U.S. commercial launch of our platelet and plasma systems, partially offset by a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments during the year ended December 31, 2016, as compared to the corresponding period in 2015. The increase in net cash used in operating activities was also impacted by payments to Fresenius related to the Manufacturing and Development Payments, and an increased inventory build during the year ended December 31, 2016, compared to the corresponding period in 2015.

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

Investing Activities

Net cash used in investing activities was $19.9 million for the year ended December 31, 2016, compared to $1.5 million of net cash provided during the year ended December 31, 2015. The change period over period was primarily the result of lower proceeds from maturities of investments in marketable securities during the year ended December 31, 2016, as compared to the same period in 2015, partially offset by the proceeds from the sale of 50,000 shares of Aduro common stock.

Net cash provided in investing activities was $1.5 million for the year ended December 31, 2015, compared to $3.1 million of net cash used during the year ended December 31, 2014. The change was primarily the result of maturities of short term investments in excess of purchases of short term investments, and fewer capital expenditures in 2015.

Financing Activities

Net cash provided by financing activities was $24.6 million during the year ended December 31, 2016, compared to $98.0 million during the year ended December 31, 2015. The decrease in net cash provided by financing activities was primarily due to the decrease of proceeds received from public offerings. In January 2015, we issued 14.6 million shares of our common stock in an underwritten public offering for approximately $75.3 million. This was further impacted by our drawdown of Term Loan B of $10.0 million in June 2015 and the proceeds from the exercise of warrants in 2015.

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

Working Capital

Working capital decreased to $67.2 million at December 31, 2016, from $108.5 million at December 31, 2015, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, and the decline of the market value of our investment in Aduro. Working capital increased to $108.5 million at December 31, 2015, from $45.7 million at December 31, 2014, primarily due to funds received from the January 2015 public offering, our drawdown of Term Loan B of $10.0 million in June 2015, and the valuation of our equity investment in Aduro common stock resulting from Aduro’s initial public offering in April 2015, coupled with a decrease in our warrant liability. These increases were partially offset by cash used in operations during 2015.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license-enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Other Information

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the year ended December 31, 2016, 3.5 million shares of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $22.0 million. At December 31, 2016, we had $62.3 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 and 2015.

Contractual Commitments

The following summarizes our contractual commitments at December 31, 2016:

(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Minimum purchase requirements	$9,521	$6,485	$914	$2,122	$—
Manufacturing and development obligations	5,784	—	5,784	—	—
Debt	22,760	8,172	14,588	—	—
Operating leases	2,872	1,233	1,607	32	—
Other commitments	952	677	275	—	—
Total contractual obligations	$41,889	$16,567	$23,168	$2,154	$—

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for a remaining payment of $5.8 million (€5.5 million) on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve and the table above assumes that we achieve, the production threshold in 2019.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2021, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our consolidated balance sheets.

Other commitments

Our other commitments primarily consist of obligations for business insurance financing and the landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space and consulting fees. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. At December 31, 2016, we had an outstanding liability of $0.5 million related to the remaining payments for the financed business insurance and the $0.4 million related to these leasehold improvements.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche could have been drawn and the interest-only period for all advances under the Term Loan Agreement. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. Following the amendment, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the principal life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at December 31, 2016. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. All principal and interest payments related to Term Loan have been included in the table above.

On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consist of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the years ended December 31, 2016, 2015 and 2014. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2016, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $71.6 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2016, were 0.55%.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2016, would have negatively impacted our annual financial results by $0.3 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

Equity Market Risk

Our investment in marketable equity securities consists of our investment in Aduro common stock. Aduro’s common stock trades on the NASDAQ Global Select Market under the symbol “ADRO”. At December 31, 2016, the fair value of our investment in Aduro was $4.0 million.  This investment is subject to the underlying volatility of Aduro’s common stock price and each $1 change in the price per share of Aduro’s common stock will change the fair value of our investment by $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cerus Corporation

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cerus Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cerus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerus Corporation as December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of Cerus Corporation and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2017

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(22)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(22)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(28)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(8)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(14)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(15)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(7)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(29)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.3(7)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.4(23)†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

10.5(30)†	Amendment #2 to Supply and Manufacturing Agreement, dated December 23, 2014, by and between Cerus Corporation and Porex Corporation.

Exhibit Number	Description of Exhibit

10.6	Amendment #3 to Supply and Manufacturing Agreement, dated December 20, 2016, by and between Cerus Corporation and Porex Corporation.

10.7	Amendment #4 to Supply and Manufacturing Agreement, dated January 31, 2017, by and between Cerus Corporation and Porex Corporation.

10.8(34)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.9(10)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.10(35)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

10.11(19)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.12(24)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.13(28)†	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.14(34)	First Amendment to Loan and Security Agreement, dated January 30, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.15†(33)	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.16(37)	Third Amendment to Loan and Security Agreement, dated July 28, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.17	Fourth Amendment to Loan and Security Agreement, dated October 25, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.18(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.19(9)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.20(16)

Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.21(25)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.22(31)

Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

Exhibit Number	Description of Exhibit

Employment Agreements or Offer Letters

10.23(18)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.24(23)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.25(25)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.26(17)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.27(14)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.28(23)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.29(25)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.30(33)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.31(34)*	Settlement Agreement, by and between Cerus Europe B.V. and Caspar Hogeboom, dated December 23, 2015.

10.32(34)*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015

10.33(37)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.34(1)*	1996 Equity Incentive Plan.

10.35(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.36(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.37(32)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.38(2)*	1998 Non-Officer Stock Option Plan.

10.39(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.40(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.41(32)*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.42(20)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.43(20)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.44(20)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.45(36)*	Cerus Corporation Inducement Plan.

10.46(36)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.47(36)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Award Agreement under the Cerus Corporation Inducement Plan.

Exhibit Number	Description of Exhibit

Other Compensatory Plans or Agreements

10.48(23)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.49(11)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.50(13)*	Form of Severance Benefits Agreement.

10.51(26)*	Amended and Restated Non-Employee Director Compensation Policy.

10.52(35)*	2015 and 2016 Executive Officer Compensation Arrangements.

Other Material Agreements

10.53(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.54(12)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.55(21)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.
10.56(27)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.57(35)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.58(16)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.59(16)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.60(6)†

Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(38)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibit are subject to a confidential treatment order.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.

(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.

(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(29)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(30)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2014.

(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.

(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.

(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(34)	Incorporated by reference to the like-described exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015.

(35)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.

(36)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2016.

(37)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(38)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cerus Corporation

We have audited the accompanying consolidated balance sheets of Cerus Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerus Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerus Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 8, 2017

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,560	$71,018
Short-term investments	45,116	25,698
Investment in marketable equity securities	3,952	11,163
Accounts receivable	6,868	5,794
Inventories	12,531	10,812
Prepaid expenses	1,274	1,166
Other current assets	1,804	4,755
Total current assets	94,105	130,406
Non-current assets:
Property and equipment, net	2,985	3,549
Goodwill	1,316	1,316
Intangible assets, net	738	940
Restricted cash	184	612
Other assets	4,148	2,579
Total assets	$103,476	$139,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,587	$5,217
Accrued liabilities	11,218	9,853
Manufacturing and development obligations - current	—	3,282
Debt - current	6,934	2,956
Deferred product revenue - current	149	554
Total current liabilities	26,888	21,862
Non-current liabilities:
Debt - non-current	12,441	16,848
Deferred income taxes	150	122
Manufacturing and development obligations - non-current	4,770	4,542
Other non-current liabilities	1,440	1,263
Total liabilities	45,689	44,637
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 103,475 and 99,095 shares issued and outstanding at December 31, 2016 and 2015, respectively	103	99
Additional paid-in capital	718,299	685,189
Accumulated other comprehensive income	103	7,289
Accumulated deficit	(660,718)	(597,812)
Total stockholders' equity	57,787	94,765
Total liabilities and stockholders' equity	$103,476	$139,402

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Product revenue	$37,183	$34,223	$36,416
Cost of product revenue	20,295	23,464	21,188
Gross profit on product revenue	16,888	10,759	15,228
Government contracts revenue	2,092	—	—
Operating expenses:
Research and development	31,322	25,643	21,800
Selling, general and administrative	48,753	45,989	37,729
Amortization of intangible assets	202	202	202
Impairment of long-lived assets	150	—	—
Total operating expenses	80,427	71,834	59,731
Loss from operations	(61,447)	(61,075)	(44,503)
Non-operating (expense) income, net:
Gain from revaluation of warrant liability	—	3,566	7,708
Foreign exchange gain (loss)	21	(396)	(1,296)
Interest expense	(2,445)	(1,705)	(599)
Other income, net	1,140	71	130
Total non-operating (expense) income, net	(1,284)	1,536	5,943
Loss before income taxes	(62,731)	(59,539)	(38,560)
Provision (benefit) for income taxes	175	(3,671)	195
Net loss	$(62,906)	$(55,868)	$(38,755)

Net loss per share:
Basic	$(0.62)	$(0.58)	$(0.52)
Diluted	(0.62)	(0.61)	(0.61)
Weighted average shares outstanding used for calculating net loss per share:
Basic	101,826	96,068	74,767
Diluted	101,826	96,905	76,534

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(62,906)	$(55,868)	$(38,755)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments, net of taxes of zero, $3,825 and zero for 2016, 2015, and 2014, respectively	(7,186)	7,320	(38)
Comprehensive loss	$(70,092)	$(48,548)	$(38,793)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2013	71,859	$72	$545,905	$7	$(503,189)	$42,795
Net loss	—	—	—	—	(38,755)	(38,755)
Other comprehensive loss	—	—	—	(38)	—	(38)
Issuance of common stock from public offering, net of offering costs	4,341	4	18,517	—	—	18,521
Issuance of common stock from exercise of stock options and warrants, and purchases from ESPP	4,204	4	13,841	—	—	13,845
Stock-based compensation	—	—	5,153	—	—	5,153
Balance at December 31, 2014	80,404	80	583,416	(31)	(541,944)	41,521
Net loss	—	—	—	—	(55,868)	(55,868)
Other comprehensive income	—	—	—	7,320	—	7,320
Issuance of common stock from public offering, net of offering costs	14,636	15	75,361	—	—	75,376
Issuance of common stock from exercise of stock options and warrants, and purchases from ESPP	4,055	4	19,682	—	—	19,686
Stock-based compensation	—	—	6,730	—	—	6,730
Balance at December 31, 2015	99,095	99	685,189	7,289	(597,812)	94,765
Net loss	—	—	—	—	(62,906)	(62,906)
Other comprehensive loss	—	—	—	(7,186)	—	(7,186)
Issuance of common stock from public offering, net of offering costs	3,526	3	21,978	—	—	21,981
Issuance of common stock from exercise of stock options and purchases from ESPP	854	1	3,067	—	—	3,068
Stock-based compensation	—	—	8,065	—	—	8,065
Balance at December 31, 2016	103,475	$103	$718,299	$103	$(660,718)	$57,787

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(62,906)	$(55,868)	$(38,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,817	1,699	1,415
Stock-based compensation	8,065	6,730	5,153
Changes in valuation of warrant liability	—	(3,566)	(7,708)
Non-cash interest expense	1,017	508	131
Non-cash deferred manufacturing and development expense	—	434	—
Deferred income taxes	28	7	26
Loss on disposal of fixed assets	—	—	3
Impairment of long-lived assets	150	—	—
Non-cash tax benefit from other unrealized gain on available-for-sale securities	—	(3,825)	—
Gain on sale of investment in marketable equity securities	(750)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,074)	(301)	632
Inventories	(1,781)	3,991	3,033
Other assets	1,327	1,379	(1,655)
Accounts payable	3,261	(3,866)	(973)
Accrued liabilities	1,330	1,359	(1,382)
Manufacturing and development obligations	(3,568)	—	—
Deferred product revenue	(445)	190	269
Net cash used in operating activities	(53,529)	(51,129)	(39,811)
Investing activities
Capital expenditures	(563)	(722)	(2,106)
Proceeds from sale of fixed assets	—	—	25
Purchases of investments	(82,811)	(90,407)	(25,981)
Proceeds from maturities and sale of investments	63,450	92,645	24,915
Net cash (used in) provided by investing activities	(19,924)	1,516	(3,147)
Financing activities
Net proceeds from equity incentives and warrants	3,068	12,767	11,592
Net proceeds from public offering	22,121	75,300	18,488
Proceeds from loans	—	10,000	9,848
Repayment of debt	(622)	(113)	(3,474)
Net cash provided by financing activities	24,567	97,954	36,454
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,886)	48,341	(6,504)
Cash, cash equivalents and restricted cash, beginning of year	71,630	23,289	29,793
Cash, cash equivalents and restricted cash, end of year	$22,744	$71,630	$23,289
Supplemental disclosures:
Cash paid for interest	$1,366	$1,087	$563
Cash paid for income taxes	157	153	177
Unpaid manufacturing and development obligation	—	7,051	—

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the years ended December 31, 2016, 2015 and 2014, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order or signed sales contract as evidence of an arrangement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

accounting.  Because the Company has no vendor specific objective evidence or third party evidence for its systems due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of revenue is based on best estimated selling price for the products sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its systems by considering multiple factors. The Company regularly reviews best estimated selling price. At December 31, 2016 and 2015, the Company had $0.1 million and $0.6 million, respectively, of short-term deferred revenue on its consolidated balance sheets related to future performance obligations. At each of December 31, 2016 and 2015, the Company had $0.1 million of long-term deferred revenue included in “Other non-current liabilities” on it consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of revenue.  Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities, and marketable equity securities of Aduro Biotech, Inc. (“Aduro”) are designated as available-for-sale and classified as short-term investments or investment in marketable equity securities, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized (losses) gains on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s consolidated statements of operations.

Restricted Cash

Prior to December 31, 2016, the Company held a certificate of deposit with a domestic bank for any potential decommissioning resulting from the Company’s possession of radioactive material. The certificate of deposit was held to satisfy the financial surety requirements of the California Department of Health Services and was recorded in “Restricted cash” on the Company’s condensed consolidated balance sheets at December 31, 2015. As of December 31, 2016, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2016, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At December 31, 2016, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both December 31, 2016 and 2015. These customers cumulatively represented approximately 46% and 49% of the Company’s outstanding trade receivables at December 31, 2016 and 2015, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2016 and 2015, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2016 and 2015, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2016, and 2015, the Company had $0.2 million and $1.8 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns from 1998 through 2015 and California tax returns through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a full valuation allowance on all of its net deferred tax assets, except for its indefinite lived intangibles.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

Certain potential dilutive securities were excluded from the dilution calculation for the years ended December 31, 2016, 2015 and 2014, as their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(62,906)	$(55,868)	$(38,755)
Effect of revaluation of warrant liability	—	(3,566)	(7,708)
Adjusted net loss used for dilution calculation	$(62,906)	$(59,434)	$(46,463)
Denominator:
Basic weighted average number of shares outstanding	101,826	96,068	74,767
Effect of dilutive potential shares	—	837	1,767
Diluted weighted average number of shares outstanding	101,826	96,905	76,534
Net loss per share:
Basic	$(0.62)	$(0.58)	$(0.52)
Diluted	(0.62)	(0.61)	(0.61)

The table below presents shares underlying stock options and restricted stock units that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2016, 2015 and 2014 (shares in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average number of anti-dilutive potential shares:
Stock options	15,592	13,681	11,722
Restricted stock units	576	—	—
Total	16,168	13,681	11,722

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims.  Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2016 and 2015.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

See Notes 3 for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company plans to adopt this ASU on January 1, 2018, using the modified retrospective approach. As part of the Company’s assessment work to-date, it has formed an implementation work team to assess what impact the provisions of ASU 2014-09, if any, may have on the Company’s financial position and results of operations.  As part of its evaluation, the Company’s work team plans to complete a review of contracts in accordance with ASU 2014-09. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company has adopted this ASU effective for annul period ended December 31, 2016, and has not noted any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates the new guidance could significantly impact the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718):Improvements to Employee Share-Based Payment Accounting, which requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled, and eliminates additional paid-in capital pools. The ASU also changes the accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and the accounting for forfeitures, and provides two practical expedients for nonpublic entities. The standard is effective for annual periods beginning after December 15, 2016, and interim periods thereafter, with early application permitted. The Company will adopt this ASU in 2017 and does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early application permitted. The Company has early adopted this ASU in 2016 under the retrospective application method to each period presented.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which modifies the goodwill impairment to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill, and removes the hypothetical purchase price allocation in the goodwill impairment test. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted for impairment tests performed after January 1, 2017. The Company anticipates early adoption of the new standard for impairment tests to be performed in 2017.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

To estimate the fair value of Level 2 debt securities as of December 31, 2016, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment.  Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day.  If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,991	$8,991	$—	$—
United States government agency securities	Short-term investments	8,029	—	8,029	—
Corporate debt securities	Short-term investments	37,087	—	37,087	—
Marketable equity securities	Marketable equity securities	3,952	3,952	—	—
Total financial assets		$58,059	$12,943	$45,116	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2015 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$59,302	$59,302	$—	$—
Corporate debt securities	Short-term investments	25,698	—	25,698	—
Marketable equity securities	Marketable equity securities	11,163	11,163	—	—
Total financial assets		$96,163	$70,465	$25,698	$—

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

A reconciliation of the beginning and ending balances for the warrant liability using significant unobservable inputs (Level 3) from December 31, 2014 to December 31, 2015, was as follows (in thousands):

Balance at December 31, 2014	$10,485
Decrease in fair value of warrants	(3,566)
Settlement of warrants exercised	(6,919)
Balance at December 31, 2015	$—

The Company did not have any outstanding warrants during 2016. See Notes 2 and 12 for further information regarding the Company’s valuation techniques and unobservable inputs for the warrant liability using significant unobservable inputs (Level 3).The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2016 and 2015.

Note 4. Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,991	$—	$—	$8,991
United States government agency securities	8,030	—	(1)	8,029
Corporate debt securities	37,110	—	(23)	37,087
Marketable equity securities	—	3,952	—	3,952
Total available-for-sale securities	$54,131	$3,952	$(24)	$58,059

The following is a summary of available-for-sale securities at December 31, 2015(in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$59,302	$—	$—	$59,302
Corporate debt securities	25,747	—	(49)	25,698
Marketable equity securities	—	11,163	—	11,163
Total available-for-sale securities	$85,049	$11,163	$(49)	$96,163

Available-for-sale securities at December 31, 2016 and 2015, consisted of the following by contractual maturity (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$54,131	$54,107	$85,049	$85,000
Marketable equity securities	—	3,952	—	11,163
Greater than one year and less than five years	—	—	—	—
Total available-for-sale securities	$54,131	$58,059	$85,049	$96,163

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
United States government agency securities	6,035	(1)	—	—	6,035	(1)
Corporate debt securities	34,086	(23)	—	—	34,086	(23)
Total available-for-sale securities	$40,121	$(24)	$—	$—	$40,121	$(24)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
United States government agency securities	—	—	—	—	—	—
Corporate debt securities	20,170	(46)	5,528	(3)	25,698	(49)
Total available-for-sale securities	$20,170	$(46)	$5,528	$(3)	$25,698	$(49)

As of December 31, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any other-than-temporary impairment loss.  The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized $0.8 million of realized gains from the sale of available-for-sale investments during the year ended December 31, 2016. Minimal gross realized gains were recorded during the years ended December 31, 2015 and 2014. The Company did not record any gross realized losses during the years ended December 31, 2016, 2015 and 2014.

Note 5. Inventories

Inventories at December 31, 2016 and 2015, consisted of the following (in thousands):

	December 31,
	2016	2015
Work-in-process	$5,044	$3,187
Finished goods	7,487	7,625
Total inventories	$12,531	$10,812

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Note 6. Property and Equipment, net

Property and equipment, net at December 31, 2016 and 2015, consisted of the following (in thousands):

	December 31,
	2016	2015
Leasehold improvements	$5,678	$5,678
Machinery and equipment	1,925	1,603
Demonstration equipment	167	145
Furniture and fixtures	871	794
Computer equipment	603	591
Computer software	2,908	2,935
Consigned equipment	1,058	1,010
Construction-in-progress	62	219
Total property and equipment, gross	13,272	12,975
Accumulated depreciation and amortization	(10,287)	(9,426)
Total property and equipment, net	$2,985	$3,549

Depreciation and amortization expense related to property and equipment, net was $1.1 million, $1.1 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As part of the Company’s 2016 review of property and equipment, $0.2 million was recorded to impairment of long-lived assets on the consolidated statement of operations for construction-in-progress related to a deposit associated with a terminated agreement. No such impairment charges were incurred for the years ended December 31, 2015 and 2014.

Note 7. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2016, the Company did not dispose of or recognize additional goodwill. On August 31, 2016, the Company performed its impairment test of goodwill. As described in Note 2 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired.

Intangible Assets, net

The following is a summary of intangible assets, net at December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,279)	$738
Total intangible assets	$2,017	$(1,279)	$738

The following is a summary of intangible assets, net at December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,077)	$940
Total intangible assets	$2,017	$(1,077)	$940

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

During the years ended December 31, 2016, 2015 and 2014, there were no impairment charges recognized related to the Company’s intangible assets.

At December 31, 2016, the expected annual amortization expense of the intangible assets, net is $0.2 million beginning with the year ending December 31, 2017, and each subsequent year thereafter through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 8. Marketable Equity Investments

In connection with the agreements to license the immunotherapy technologies to Aduro in 2009, the Company received preferred shares of Aduro, a privately held company at the time the Company received such shares. Pursuant to these license agreements, the Company was eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. For the years ended December 31, 2016, 2015 and 2014, the Company has not received any royalty payments from Aduro pursuant to this agreement. The Company historically accounted for the investment under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounts for the investment in Aduro under the cost basis of accounting. The Company now reflects the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s consolidated balance sheet (Note 4) and will adjust the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax. During the year ended December 31, 2016, the Company sold 50,000 shares of Aduro common stock and recognized a gain of $0.8 million in “Other income, net” on the Company’s consolidated statements of operations. As of December 31, 2016, the Company had 346,700 shares of Aduro common stock.

Note 9. Accrued Liabilities

Accrued liabilities at December 31, 2016 and 2015, consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation and related costs	$7,098	$5,198
Accrued professional services	2,511	2,337
Accrued customer costs	534	987
Accrued insurance premiums	476	438
Other accrued expenses	599	893
Total accrued liabilities	$11,218	$9,853

Note 10. Debt

Debt at December 31, 2016, consisted of the following (in thousands):

	December 31, 2016
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$19,499	$(124)	$19,375
Less: debt - current	(7,013)	79	(6,934)
Debt - non-current	$12,486	$(45)	$12,441

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Debt at December 31, 2015, consisted of the following (in thousands):

	December 31, 2015
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$20,000	$(196)	$19,804
Less: debt - current	(3,050)	94	(2,956)
Debt - non-current	$16,950	$(102)	$16,848

Principal and interest payments on debt at December 31, 2016, are expected to be as follows:

Year ended December 31,	Principal	Interest	Total
2017	7,013	1,160	8,173
2018	8,178	613	8,791
2019	4,308	1,488	5,796
Total	$19,499	$3,261	$22,760

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche of $10.0 million (“Term Loan C”) could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As a result, the accounting treatment for the Term Loan continued under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. As amended, the availability of Term Loan C was subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold (the “Revenue Event”) no later than June 30, 2016. The Company did not achieve the Revenue Event by June 30, 2016, and therefore Term Loan C was not available to be drawn. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. The Company was required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company is required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. The Company determined that the amendment to the Term Loan Agreement resulted in a modification. As a result, the accounting treatment for the Term Loan will continue under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at December 31, 2016.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2021, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its consolidated balance sheets.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Future minimum non-cancelable lease payments under operating leases as of December 31, 2016, are as follows (in thousands):

Year ended December 31,
2017	$1,233
2018	868
2019	739
2020	30
2021	2
Total minimum non-cancellable lease payments	$2,872

Rent expense for office facilities was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At December 31, 2016, the Company had an outstanding liability of $0.4 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.3 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers. Certain of these agreements require minimum purchase commitments from the Company. The Company has paid $6.9 million, $7.7 million and $6.8 million for goods under agreements which are subject to minimum purchase commitments during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company has future minimum purchase commitments under these agreements of approximately $6.5 million, $0.6 million, $0.3 million, $0.4 million and $1.7 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 respectively.

In June 2014, the Company terminated its distribution agreement with one of its distributors in certain countries and entered into an agreement to provide for specific post-termination obligations (the “Transition Agreement”). The Transition Agreement expired September 30, 2014. The Company is required to pay this former distributor a fee of €10 per disposable kit for platelet systems sold by the Company to any customer in certain countries commencing with the termination of the agreement through April 1, 2018, subject to a maximum payment of €3 million. During the year ended December 31, 2016, the Company paid approximately $0.5 million (€0.5 million) associated with this fee. To date, the Company has paid €0.9 million cumulatively of the €3 million maximum payment. As of December 31, 2016, the Company had accrued $0.1 million (€0.1 million) associated with this fee. As this former distributor remains as a customer in other countries, in accordance with ASC Topic 605-50 “Customer Payments and Incentives” any fees paid to the former distributor related to INTERCEPT disposable kits are offset against the revenue associated with the sale of INTERCEPT disposable kits in those territories.

Note 12. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2016 and 2015, 3.5 million and zero shares, respectively, of the Company’s common

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

stock were sold under the Amended Cantor Agreement for net proceeds of $22.0 million and zero, respectively. At December 31, 2016, the Company had $62.3 million of common stock available to be sold under the Amended Cantor Agreement.

Stockholder Rights Plan

In October 2009, the Company’s Board of Directors adopted an amendment to its 1999 stockholder rights plan, commonly referred to as a “poison pill,” to reduce the exercise price, extend the expiration date and revise certain definitions under the plan. The stockholder rights plan is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company’s common stock, or the common stock of an acquirer, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company’s common stock without the approval of the Board of Directors under certain circumstances. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan. As of December 31, 2016, no Series C Junior Participating preferred stock has been issued.

Common Stock and Associated Warrant Liability

In November 2010, the Company issued warrants (“2010 Warrants”) to purchase 3.7 million shares of common stock, exercisable at an exercise price of $3.20 per share. The 2010 Warrants became exercisable on May 15, 2011, and were exercisable for a period of five years from the issue date. In 2015, all outstanding 2010 Warrants were exercised in full. At December 31, 2016, the Company had no outstanding warrants remaining.

Note 13. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan was authorized to issue an aggregate of 1,320,500 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At December 31, 2016, the Company had 1,438,211 shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan has reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At December 31, 2016, no performance-based stock options were outstanding.  On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan.

At December 31, 2016, the Company had an aggregate of approximately 21.6 million shares of its common stock subject to outstanding options or remaining available for future issuance under the Amended 2008 Plan, of which approximately 15.8 million shares and 0.7 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 5.1 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2015	14,119	$4.21
Granted	2,722	5.39
Forfeited	(287)	4.93
Expired	(128)	9.18
Exercised	(639)	3.45
Balances at December 31, 2016	15,787	4.39

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2015	—	$—
Granted	762	5.26
Forfeited	(23)	5.06
Vested	—	—
Balances at December 31, 2016	739	5.26

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2016, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2016
Stock options outstanding	15,787	$4.39	6.3	$8,696
Stock options vested and expected to vest	15,541	4.38	6.2	8,695
Stock options exercisable	10,600	4.03	5.3	8,557

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014, was $1.9 million, $1.2 million and $3.8 million, respectively.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense by caption:
Research and development	$1,091	$1,260	$998
Selling, general and administrative	6,974	5,470	4,155
Total stock-based compensation expense	$8,065	$6,730	$5,153

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2016, 2015 and 2014. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, the Company expects to recognize the remaining unamortized stock-based compensation expense of $11.2 million and $2.6 million, respectively, related to non-vested stock options and RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 2.4 years and 2.2 years, respectively.

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2016, 2015 and 2014, was as follows:

	Year Ended December 31,
	2016	2015	2014
Stock Options:
Expected term (in years)	5.85	5.66	5.71
Estimated volatility	49%	56%	61%
Risk-free interest rate	1.41%	1.55%	1.73%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.76	0.75	0.76
Estimated volatility	47%	53%	52%
Risk-free interest rate	0.55%	0.28%	0.10%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014, was $2.55 per share, $2.35 per share and $3.28 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2016, 2015 and 2014, was $1.87 per share, $1.54 per share and $1.42 per share, respectively.

Note 14. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S. employees may make pre-tax dollar contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. The Company has not contributed to the 401(k) Plan during the years ended December 31, 2016, 2015 and 2014.

Note 15. Development and License Agreements

Agreements with Fresenius

Fresenius manufactures and supplies the platelet and plasma systems to the Company under a supply agreement. Under the previous agreements with Fresenius, the Company was required to pay royalties to Fenwal Inc. (“Fenwal”), a subsidiary of Fresenius, on INTERCEPT Blood System product sales at royalty rates that varied by product. During the years ended December 31, 2016, 2015 and 2014, the Company made royalty payments to Fresenius of zero, $1.9 million and $2.5 million, respectively. In addition, Fresenius was obligated to sell, and the Company was obligated to purchase, up to a certain specified annual volume of finished disposable kits for the platelet and plasma systems from Fresenius for both clinical and commercial use. The pricing was fixed for finished kits with successive decreasing pricing tiers at various annual production volumes. Fresenius was also obligated to purchase and maintain specified inventory levels of the Company’s proprietary inactivation compounds and adsorption media from the Company at fixed prices.

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

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2016, the Company had paid $3.4 million (€3.1 million) and accrued $4.8 million (€4.5 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

As of December 31, 2015, the Company had accrued $7.8 million (€7.2 million) related to the Manufacturing and Development Payments, of which $3.3 million (€3.0 million) was included in “Manufacturing and development obligations - current”, and $4.5 million (€4.2 million) was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of December 31, 2016, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets at $0.9 million and $2.0 million, respectively. As of December 31, 2015, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” on the Company’s Consolidated Balance Sheets at $4.1 million. As of December 31, 2016 and December 31, 2015, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.1 million and $2.4 million, respectively.

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

The Company made payments to Fresenius of $16.1 million, $14.9 million and $19.1 million relating to the manufacturing of the Company products during the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016 and December 31, 2015, the Company owed Fresenius $3.0 million and $2.5 million, respectively, for INTERCEPT disposable kits manufactured. At December 31, 2016 and December 31, 2015, amounts due from Fresenius were $0.3 million and $0.2 million, respectively.

Agreement with BARDA

In June 2016, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA includes a base period (the “Base Period”) and options (each an “Option Period”) with committed funding of up to $41.6 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”) and subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $185.0 million over the five-year contract period. If exercised by BARDA, subsequent options would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company would be responsible for co-investment of up to $15.0 million, if certain options were to be exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses.  As of December 31, 2016 and 2015, $1.0 million and zero, respectively, was included in accounts receivable on the Company’s Consolidated Balance Sheets.

Note 16. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

	2016	2015	2014
Loss before income taxes:
U.S.	$(63,246)	$(59,897)	$(38,928)
Foreign	515	358	368
Loss before income taxes	$(62,731)	$(59,539)	$(38,560)

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

	2016	2015	2014
Provision for income taxes:
Current:
Foreign	$147	$147	$168
Federal	—	—	—
State	—	—	1
Total current	147	147	169
Deferred:
Foreign	—	—	—
Federal	28	(3,750)	22
State	—	(68)	4
Total deferred	28	(3,818)	26
Provision (benefit) for income taxes	$175	$(3,671)	$195

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

	2016	2015	2014
Federal statutory tax	$(21,329)	$(20,243)	$(13,110)
Warrants	—	(3,565)	(3,367)
Expiration of federal loss carryovers	—	3,337	—
Change in valuation allowance	13,589	11,754	16,576
Change in state apportionment	—	4,085	—
Revision to prior year items	7,551	—	—
Other	364	961	96
Provision (benefit) for income taxes	$175	$(3,671)	$195

On December 31, 2015, the California Supreme Court issued a decision disallowing the use of an income apportionment method pursuant to the Multistate Tax Compact. On October 10, 2016, the U.S Supreme Court decided not to hear an appeal of this decision. Previously the Company had relied on lower court decisions allowing the use of this apportionment method to file its 2013 and 2014 tax returns and to determine its deferred tax balances. Based on the California Supreme Court decision, the Company adjusted the apportionment for its deferred tax balances and the respective valuation allowance as of December 31, 2015.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

During 2016 the Company reviewed its cumulative research tax credits and tax losses.  As part of this review, revisions were made to the amounts as originally estimated which are reflected in the deferred tax balances and the respective valuation allowance as of December 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$176,490	$165,813
Research and development credit carryforwards	31,777	35,131
Capitalized research and development	22,575	17,916
Deferred compensation	8,242	5,908
Other	3,184	3,911
Total deferred tax assets	242,268	228,679
Valuation allowance	(238,443)	(224,854)
Net deferred tax assets	$3,825	$3,825

Deferred tax liabilities:
Unrealized gain on investments	$3,825	$3,825
Amortization of goodwill	150	122
Total deferred tax liabilities	$3,975	$3,947

The valuation allowance increased by $13.6 million for the year ended December 31, 2016, compared to the increase of $11.8 million and $14.1 million for the years ended December 31, 2015 and 2014, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization, expected near-term future losses and the absence of taxable income in prior carryback years. The Company expects to maintain a valuation allowance until circumstances change.

Undistributed earnings of the Company’s foreign subsidiary, Cerus Europe B.V., amounted to approximately $5.2 million at December 31, 2016. The earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. The unrecognized deferred tax liability for unrepatriated earnings at December 31, 2016, was approximately $1.9 million. In the event all foreign undistributed earnings were remitted to the U.S., the Company believes any incremental tax liability would be offset by the Company’s domestic net operating losses and credits.

For the year ended December 31, 2016, the Company reported pretax net losses of $62.7 million on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $503 million and $94 million, respectively. The net operating loss carryforwards for federal and state expire at various dates beginning in 2017 through 2036.  The Company’s net operating losses do not include $2.8 million related to windfall tax deductions associated with stock based compensation. The stock based compensation windfall deductions, if utilized, would serve to reduce any income taxes payable with a corresponding credit to additional paid in capital.

At December 31, 2016, the Company had federal research and development credit carryforwards of approximately $23.9 million that expire in various years between 2018 and 2036. The California research and development credits are approximately $11.9 million as of December 31, 2016, and have an indefinite carryover period.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

The Company’s unrecognized tax benefits relate to federal and California research tax credits. These tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

December 31,
2016
Unrecognized tax benefits at beginning of period	$—
Increases related to prior year tax positions	10,691
Increases related to current year tax positions	145
Unrecognized tax benefits at beginning of period	$10,836

The Company will recognize accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company’s federal tax years 1998 through 2015 and California tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.  The Netherlands tax returns of our Cerus Europe B.V. subsidiary for the years 2013 through 2015 are still subject to examination. There was no income tax audit activity in 2015 nor has the Company been notified by any tax agency of any planned audits.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the U.S., during the years ended December 31, 2016, 2015 and 2014 (in percentages):

	Year Ended December 31,
	2016	2015	2014
Advanced Technology	12%	*	*
Etablissement Francais du Sang	*	23%	25%

*	Represents an amount less than 10% of product revenue.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Revenues by geographical location was based on the location of the customer during the years ended December 31, 2016, 2015 and 2014, and was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Product revenue:
Belgium	$6,392	$5,728	$4,456
United States	4,480	563	350
Kuwait	4,415	1,959	2,557
France	3,485	7,732	9,184
Spain and Portugal	3,360	4,070	2,776
Switzerland	3,324	2,938	3,784
CIS	2,859	3,361	6,636
Other countries	8,868	7,872	6,673
Total product revenue	37,183	34,223	36,416
Government contracts revenue:
United States	2,092	—	—
Total government contracts revenue	2,092	—	—
Total revenue	$39,275	$34,223	$36,416

Long-lived assets by geographical location, which consist of property and equipment, net and intangible assets, net, at December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
U.S. and territories	$3,529	$4,260
Europe & other	194	229
Total long-lived assets	$3,723	$4,489

Note 18. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands except per share amounts):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Product revenue	$7,632	$9,251	$10,175	$10,125
Gross profit on product revenue	3,369	4,275	4,724	4,520
Government contracts revenue	—	—	261	1,831
Net loss	(16,863)	(18,166)	(14,376)	(13,501)
Net loss per share:
Basic	(0.17)	(0.18)	(0.14)	(0.13)
Diluted	(0.17)	(0.18)	(0.14)	(0.13)

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Product revenue	$7,692	$8,830	$8,045	$9,656
Gross profit on product revenue	2,978	1,802	2,485	3,494
Government contracts revenue	—	—	—	—
Net loss	(9,460)	(15,972)	(15,680)	(14,756)
Net loss per share:
Basic	(0.10)	(0.17)	(0.16)	(0.15)
Diluted	(0.17)	(0.17)	(0.17)	(0.15)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 8th day of March, 2017.

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

Signature	Title	Date

/s WILLIAM M. GREENMAN William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2017

/s/ Kevin D. Green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 8, 2017

/s/ Daniel. N. Swisher, jr. Daniel N. Swisher, Jr.	Chairman of the Board of Directors	March 8, 2017

/s/ Timothy B. Anderson Timothy B. Anderson	Director	March 8, 2017

/s/ Laurence M. Corash, M.D. Laurence M. Corash, M.D.	Director	March 8, 2017

/s/ Bruce C. Cozadd Bruce C. Cozadd	Director	March 8, 2017

/s/ Gail Schulze Gail Schulze	Director	March 8, 2017

/s/ Frank Witney Frank Witney, PHD.	Director	March 8, 2017

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1(22)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(22)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(28)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(8)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(14)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(15)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(7)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(29)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.3(7)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.4(23)†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

10.5(30)†	Amendment #2 to Supply and Manufacturing Agreement, dated December 23, 2014, by and between Cerus Corporation and Porex Corporation.

10.6	Amendment #3 to Supply and Manufacturing Agreement, dated December 20, 2016, by and between Cerus Corporation and Porex Corporation.

10.7	Amendment #4 to Supply and Manufacturing Agreement, dated January 31, 2017, by and between Cerus Corporation and Porex Corporation.

10.8(34)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.9(10)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.10(35)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

10.11(19)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.12(24)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.13(28)†	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.14(34)	First Amendment to Loan and Security Agreement, dated January 30, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.15†(33)	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.16(37)	Third Amendment to Loan and Security Agreement, dated July 28, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.17	Fourth Amendment to Loan and Security Agreement, dated October 25, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.18(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.19(9)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.20(16)

Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.21(25)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.22(31)

Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

Employment Agreements or Offer Letters

10.23(18)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.24(23)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.25(25)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.26(17)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.27(14)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.28(23)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.29(25)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.30(33)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.31(34)*	Settlement Agreement, by and between Cerus Europe B.V. and Caspar Hogeboom, dated December 23, 2015.

10.32(34)*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015.

10.33(37)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.34(1)*	1996 Equity Incentive Plan.

10.35(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.36(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.37(32)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.38(2)*	1998 Non-Officer Stock Option Plan.

10.39(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.40(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.41(32)*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.42(20)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.43(20)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.44(20)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.45(36)*	Cerus Corporation Inducement Plan.

10.46(36)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.47(36)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Award Agreement under the Cerus Corporation Inducement Plan.

Other Compensatory Plans or Agreements

10.48(23)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.49(11)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.50(13)*	Form of Severance Benefits Agreement.

10.51(26)*	Amended and Restated Non-Employee Director Compensation Policy.

10.52(35)*	2015 and 2016 Executive Officer Compensation Arrangements.

Other Material Agreements

10.53(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.54(12)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.55(21)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.56(27)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.57(35)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.58(16)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.59(16)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.60(6)†

Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(38)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibit are subject to a confidential treatment order.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.

(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.

(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(29)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(30)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2014.

(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.

(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.

(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(34)	Incorporated by reference to the like-described exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015.

(35)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.

(36)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2016

(37)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(38)

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