Form 10-Q
period 2017-03-31
CERUS CORP
filed 2017-05-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 27, 2017, there were 103,938,375 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,930	$22,560
Short-term investments	39,117	45,116
Investment in marketable equity securities	3,710	3,952
Accounts receivable	5,583	6,868
Inventories	12,919	12,531
Other current assets	3,461	3,078
Total current assets	75,720	94,105
Non-current assets:
Property and equipment, net	2,842	2,985
Goodwill	1,316	1,316
Intangible assets, net	688	738
Restricted cash	262	184
Other assets	4,113	4,148
Total assets	$84,941	$103,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,789	$8,587
Accrued liabilities	9,492	11,218
Debt - current	7,693	6,934
Deferred product revenue - current	470	149
Total current liabilities	26,444	26,888
Non-current liabilities:
Debt - non-current	10,464	12,441
Manufacturing and development obligations - non-current	4,924	4,770
Other non-current liabilities	1,622	1,590
Total liabilities	43,454	45,689
Commitments and contingencies
Stockholders' equity:
Common stock	103	103
Additional paid-in capital	720,843	718,299
Accumulated other comprehensive (loss) income	(143)	103
Accumulated deficit	(679,316)	(660,718)
Total stockholders' equity	41,487	57,787
Total liabilities and stockholders' equity	$84,941	$103,476

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Product revenue	$7,006	$7,632
Cost of product revenue	3,694	4,263
Gross profit on product revenue	3,312	3,369
Government contracts revenue	1,428	—
Operating expenses:
Research and development	9,150	6,917
Selling, general and administrative	13,633	11,747
Amortization of intangible assets	50	50
Total operating expenses	22,833	18,714
Loss from operations	(18,093)	(15,345)
Non-operating expense, net:
Foreign exchange loss	(45)	(117)
Interest expense	(531)	(655)
Other income, net	106	66
Total non-operating expense, net	(470)	(706)
Loss before income taxes	(18,563)	(16,051)
Provision for income taxes	35	812
Net loss	$(18,598)	$(16,863)

Net loss per share:
Basic	$(0.18)	$(0.17)
Diluted	$(0.18)	$(0.17)
Weighted average shares outstanding used for calculating net loss per share:
Basic	103,564	99,471
Diluted	103,564	99,471

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(18,598)	$(16,863)
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of taxes of zero and ($2,058) for the three months ended March 31, 2017 and 2016, respectively	(246)	(3,922)
Comprehensive loss	$(18,844)	$(20,785)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(18,598)	$(16,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	476
Stock-based compensation	2,147	1,776
Non-cash interest expense	195	300
Deferred income taxes	7	9
Non-cash tax expense from other unrealized loss on available-for-sale securities	—	768
Gain on sale of investment in marketable equity securities	(18)	—
Changes in operating assets and liabilities:
Accounts receivable	1,285	1,708
Inventories	(388)	(488)
Other assets	(310)	(213)
Accounts payable	198	995
Accrued liabilities	(1,724)	(639)
Manufacturing and development obligations	76	(924)
Deferred product revenue	313	52
Net cash used in operating activities	(16,348)	(13,043)
Investing activities
Capital expenditures	(185)	(43)
Purchases of investments	(10,158)	(50,544)
Proceeds from maturities and sale of investments	16,018	5,500
Net cash provided by (used in) investing activities	5,675	(45,087)
Financing activities
Net proceeds from equity incentives	422	698
Net (payments for) proceeds from public offering	(30)	7,199
Repayment of debt	(1,271)	(32)
Net cash (used in) provided by financing activities	(879)	7,865
Net decrease in cash, cash equivalents and restricted cash	(11,552)	(50,265)
Cash, cash equivalents and restricted cash, beginning of period	22,744	71,630
Cash, cash equivalents and restricted cash, end of period	$11,192	$21,365

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which were included in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 8, 2017. The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the accounts receivable, inventory reserves, fair values of investments, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and accrued liabilities, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the three months ended March 31, 2017 and 2016, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order or signed sales contract as evidence of an arrangement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because the Company has no vendor specific objective evidence or third party evidence for its systems due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of product revenue is based on best estimated selling price for the products sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its systems by considering multiple factors. The Company regularly reviews best estimated selling price.

The Company receives reimbursement under its U.S. government contract that supports research and development of defined projects. The contract generally provides for reimbursement of approved costs incurred under the terms of the applicable contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

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

The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the amounts of R&D expenses recorded from development funding and under the government contract. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale.

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities, and marketable equity securities of Aduro Biotech, Inc. (“Aduro”), are designated as available-for-sale and classified as short-term investments or investment in marketable equity securities, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized (losses) gains on available-for-sale investments, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

As of March 31, 2017 and December 31, 2016, the Company had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2017, the fair value of the Company’s marketable equity securities of Aduro is subject to the underlying volatility of Aduro’s stock price. At March 31, 2017, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at March 31, 2017 and December 31, 2016. These customers cumulatively represented approximately 39% and 46% of the Company’s outstanding trade receivables at March 31, 2017 and December 31, 2016, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2017 and December 31, 2016, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2017 and December 31, 2016, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At both March 31, 2017 and December 31, 2016, the Company had $0.2 million recorded for potential obsolete, expiring or unsalable product.

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

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. The amortization of the Company’s intangible assets, net, is recorded in “Amortization of intangible assets” on the Company’s consolidated statements of operations. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets, in accordance ASC Topic 360-10, “Property, Plant and Equipment,” if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. For further details regarding the impairment analysis, reference is made to the section below under “Long-lived Assets.” See Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three months ended March 31, 2017 and 2016.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s consolidated statements of operations.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method.

For the three months ended March 31, 2017 and 2016, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents shares underlying stock options, restricted stock units, and employee stock purchase plan rights that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2017 and 2016 (shares in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of anti-dilutive potential shares:
Stock options	16,669	14,770
Restricted stock units	966	216
Employee stock purchase plan rights	40	36
Total	17,675	15,022

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s corporate debt and U.S. government agency securities holdings. The available-for-sale securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Notes 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company will adopt this ASU on January 1, 2018, using the modified retrospective approach. As part of the Company’s assessment work to-date, it has formed an implementation work team to assess what impact the provisions of ASU 2014-09, if any, may have on the Company’s financial position and results of operations. The Company has begun an initial assessment of the potential impact from adopting this new standard on its financial reporting and disclosures. The Company is continuing to evaluate the potential impact of the new standard, and its preliminary assessments are subject to change. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates the new guidance could impact the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled, and eliminates additional paid-in capital pools. The ASU also changes the accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and the accounting for forfeitures, and provides two practical expedients for nonpublic entities. The Company has adopted this ASU in the first quarter of fiscal year 2017 and it did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test and modifies the goodwill impairment to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that report unit. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted for impairment tests performed after January 1, 2017. The Company has adopted this ASU in the first quarter of fiscal year 2017 and it had no impact on the Company’s consolidated financial statements.

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2017 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$1,106	$—	$—	$1,106
United States government agency securities	18,106	—	(18)	18,088
Corporate debt securities	21,040	—	(10)	21,030
Marketable equity securities	—	3,710	—	3,710
Total available-for-sale securities	$40,252	$3,710	$(28)	$43,934

The following is a summary of available-for-sale securities at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,991	$—	$—	$8,991
United States government agency securities	8,030	—	(1)	8,029
Corporate debt securities	37,110	—	(23)	37,087
Marketable equity securities	—	3,952	—	3,952
Total available-for-sale securities	$54,131	$3,952	$(24)	$58,059

Available-for-sale securities at March 31, 2017 and December 31, 2016, consisted of the following by contractual maturity (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$40,252	$40,224	$54,131	$54,107
Marketable equity securities	—	3,710	—	3,952
Greater than one year and less than five years	—	—	—	—
Total available-for-sale securities	$40,252	$43,934	$54,131	$58,059

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$18,088	$(18)	$—	$—	$18,088	$(18)
Corporate debt securities	18,030	(10)	—	—	18,030	(10)
Total available-for-sale securities	$36,118	$(28)	$—	$—	$36,118	$(28)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$6,035	$(1)	$—	$—	$6,035	$(1)
Corporate debt securities	34,086	(23)	—	—	34,086	(23)
Total available-for-sale securities	$40,121	$(24)	$—	$—	$40,121	$(24)

As of March 31, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized $0.02 million of realized gains from the sale of available-for-sale investments during the three months ended March 31, 2017. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2017 and 2016.

Fair Value Disclosures

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

To estimate the fair value of Level 2 debt securities as of March 31, 2017, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,106	$1,106	$—	$—
United States government agency securities	Short-term investments	18,088	—	18,088	—
Corporate debt securities	Short-term investments	21,030	—	21,030	—
Marketable equity securities	Marketable equity securities	3,710	3,710	—	—
Total financial assets		$43,934	$4,816	$39,118	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,991	$8,991	$—	$—
United States government agency securities	Short-term investments	8,029	—	8,029	—
Corporate debt securities	Short-term investments	37,087	—	37,087	—
Marketable equity securities	Marketable equity securities	3,952	3,952	-	—
Total financial assets		$58,059	$12,943	$45,116	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2017.

Note 3. Inventories

Inventories at March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Work-in-process	$4,409	$5,044
Finished goods	8,510	7,487
Total inventories	$12,919	$12,531

Note 4. Goodwill and Intangible Assets, net

Goodwill

During the three months ended March 31, 2017, the Company did not dispose of or recognize additional goodwill. The Company performed its annual review of goodwill on August 31, 2016, and noted no impairment as of that date. As of March 31, 2017, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at March 31, 2017 (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,329)	$688
Total intangible assets	$2,017	$(1,329)	$688

The following is a summary of intangible assets, net at December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,279)	$738
Total intangible assets	$2,017	$(1,279)	$738

During the three months ended March 31, 2017 and 2016, there were no impairment charges recognized related to the acquired intangible assets.

At March 31, 2017, the expected amortization expense of the intangible assets, net is $0.15 million for the remaining nine months of 2017, $0.2 million annually beginning with the year ending December 31, 2018, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 5. Marketable Equity Investments

The Company held an investment in preferred shares of Aduro which it had historically accounted for under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounts for the investment in Aduro under the cost basis of accounting. The Company now reflects the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s unaudited condensed consolidated balance sheet (Note 2) and will adjust the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax. During the three months ended March 31, 2017, the Company sold 1,600 shares of Aduro common stock and recognized a gain of $0.02 million in “Other income, net” on the Company’s consolidated statements of operations. As of March 31, 2017, the Company had 345,100 shares of Aduro common stock.

Note 6. Accrued Liabilities

Accrued liabilities at March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation and related costs	$4,647	$7,098
Accrued professional services	3,450	2,511
Accrued customer costs	556	534
Accrued insurance premiums	238	476
Other accrued expenses	601	599
Total accrued liabilities	$9,492	$11,218

Note 7. Debt

Debt at March 31, 2017, consisted of the following (in thousands):

	March 31, 2017
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$18,257	$(100)	$18,157
Less: debt - current	(7,763)	70	(7,693)
Debt - non-current	$10,494	$(30)	$10,464

Debt at December 31, 2016, consisted of the following (in thousands):

	December 31, 2016
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$19,499	$(124)	$19,375
Less: debt - current	(7,013)	79	(6,934)
Debt - non-current	$12,486	$(45)	$12,441

Principal and interest payments on debt at March 31, 2017, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2017	$5,771	$823	$6,594
2018	8,178	613	8,791
2019	4,308	1,488	5,796
Total	$18,257	$2,924	$21,181

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. As a result, the accounting treatment for the Term Loan continued under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. Term Loan A bears an interest rate of 6.95%. Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. The Company was required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company was required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. The Company determined that the amendment to the Term Loan Agreement resulted in a modification. As a result, the accounting treatment for the Term Loan continues under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment to the Term Loan Agreement. The Company is also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company may prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which the Company was in compliance at March 31, 2017. See Note 14 regarding the amendment of the Term Loan Agreement in April 2017 to include an additional interest-only period for all advances under the Term Loan Agreement.

Note 8. Commitments and Contingencies

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

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At March 31, 2017, the Company had an outstanding liability of $0.3 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.2 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 9. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2017, the Company had no sales of its common stock under the Amended Cantor Agreement. At March 31, 2017, the Company had $62.3 million of common stock available to be sold under the Amended Cantor Agreement.

Note 10. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. The Purchase Plan was authorized to issue an aggregate of 1,320,500 shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1,500,000 shares. At March 31, 2017, the Company had 1,325,010 shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended

2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. In addition, in April 2017, the Company’s Board of Directors approved an amendment and restatement of the 2008 Plan to reserve 6,000,000 new shares of common stock. The availability of these 6,000,000 new shares of common stock under the 2008 Plan is subject to stockholder approval at the Company’s 2017 annual meeting of stockholders. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors.  On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan.

At March 31, 2017, the Company had an aggregate of approximately 21.0 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 18.0 million shares and 1.4 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 1.6 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2016	15,787	$4.39
Granted	2,542	4.33
Forfeited	(265)	5.24
Expired	(61)	5.77
Exercised	(6)	3.15
Balances at March 31, 2017	17,997	4.37

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2016	739	$5.26
Granted (1)	835	4.33
Forfeited	(22)	4.97
Vested	(198)	5.06
Balances at March 31, 2017	1,354	4.72

(1)	Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the three months ended March 31, 2017.

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

Note 11. Income Taxes

The Company’s income tax expense of $0.04 million for the period ended March 31, 2017 relates primarily to the operating income of the Company’s Cerus Europe B.V. subsidiary. Income tax expense of $0.8 million for the period ended March 31, 2016, was largely a factor in changes in the value of the Company’s investment in Aduro.

Note 12. Development and License Agreements

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

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of March 31, 2017, the Company had paid $3.4 million (€3.1 million) and accrued $4.9 million (€4.6 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets. As of December 31, 2016, the Company had accrued $4.8 million (€4.5 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of March 31, 2017 and December 31, 2016, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets at $0.5 million and $0.9 million, respectively, and at $2.0 million and $2.0 million, respectively. As of March 31, 2017 and December 31, 2016, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.0 million and $2.1 million, respectively.

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

The Company made payments to Fresenius of $3.2 million and $3.6 million relating to the manufacturing of the Company’s products during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company owed Fresenius $3.2 million and $3.0 million, respectively, for INTERCEPT disposable kits manufactured. At March 31, 2017 and December 31, 2016, amounts due from Fresenius were $0.9 million and $0.3 million, respectively.

Agreement with BARDA

In June 2016, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA includes a base period (the “Base Period”) and options (each an “Option Period”) with committed funding of up to $41.6 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”) and subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $186.2 million over the five-year contract period. If exercised by BARDA, subsequent options would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company would be responsible for co-investment of up to $14.6 million, if certain options were to be exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2017 and December 31, 2016, $0.7 million and $1.0 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s Consolidated Balance Sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, each of which operates in a country outside of the U.S., during the three months ended March 31, 2017 and 2016 (in percentages):

	Three Months Ended
	March 31,
	2017	2016
Advanced Technology Comp. KSC	*	18%
Rode Kruis Vlaanderen	*	12%
Medical Device ApS	*	11%

* Represents an amount less than 10% of product revenue.

Note 14. Subsequent Event

In April 2017, the Oxford Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company is required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•

future sales of and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT Blood System, including our ability to comply with applicable United States ( U.S.), and foreign laws, regulations and regulatory requirements;

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

•	the amount and availability of funding we may receive under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA;
•	our ability to transition distribution of the INTERCEPT Blood System from third parties to a direct sales model in certain international markets;
•	the ability of our products to inactivate the emerging viruses and other pathogens that we may target in the future;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•	our estimates regarding the sufficiency of our cash resources, our ability to continue as a going concern and our need for additional funding.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approval for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing in the near term and our ability to access funding under our agreement with BARDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. In the U.S., we successfully completed a Phase II recovery and lifespan study in 2014. In 2016, we reached agreement with the FDA on a clinical trial protocol for a controlled, randomized, double-blind study, known as RedeS, which is assessing safety in six-hundred (600) patients receiving red blood cell transfusions in regions heavily impacted by the Zika virus epidemic, including Puerto Rico and Florida. In addition, we will need to successfully conduct and complete two additional license-enabling Phase III clinical trials before the FDA will consider our red blood cell product for approval. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities, could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial of our red blood cell system in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and we will need to successfully complete additional activities, including the RedeS trial and two separate license-enabling Phase III clinical trials prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding during the initial base period and current options exercised by BARDA of up to $41.6 million with a total funding opportunity of up to $186.2 million to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See our discussion under “BARDA” below for more information.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch and market penetration of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. If we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts in 2017 will continue to be largely focused on implementing INTERCEPT with customers with whom we have previously signed agreements and developing awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our BARDA agreement. We recognize revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Aduro Biotech

We hold an investment in Aduro Biotech Inc., or Aduro, common stock totaling 345,100 shares. Aduro trades on the NASDAQ Global Select Market, under the symbol “ADRO”. As of March 31, 2017, the fair value of Aduro’s common stock was $10.75 per share. We account for the investment in Aduro as an available-for-sale security on our consolidated balance sheet and adjust the carrying value of this investment to fair value each quarterly reporting period with changes in fair value recorded within other comprehensive income (loss), net of tax.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fenwal for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of March 31, 2017, we had accrued $4.9 million (€4.6 million) related to the Manufacturing and Development Payments.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on our behalf related to research and development, or R&D activities and manufacturing efficiency activities. We allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on our behalf is expensed over the period in which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement.

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

Likewise, if we conclude that supply of the INTERCEPT Blood System or components from Fresenius and others is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. Like most regulated manufacturing processes, our ability to produce our products is dependent on our or our suppliers’ ability to source components and raw materials which may at times be in short demand or obsolete. In such cases, we and/or Fresenius or other suppliers may need to source, qualify and obtain approval for replacement materials or components which would likely prove to be disruptive and consume capital resources sooner than we anticipate.

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

The five-year agreement with BARDA includes a base period, or the Base Period, and options, or Option Periods. The five-year agreement, as amended by BARDA, and Option Periods exercised include committed funding of up to $41.6 million for clinical development of the red blood cell system and subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $186.2 million over the five-year agreement period. If exercised by BARDA, each subsequent option would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We would be responsible for co-investment of up to $14.6 million, if certain options were to be exercised. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Amounts payable under the BARDA agreement are subject to future audits at the discretion of the government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the three months ended March 31, 2017, no shares of our common stock were sold under the Amended Cantor Agreement. At March 31, 2017, we had $62.3 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. Following the amendment to the Term Loan Agreement, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was again amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. In April 2017, the Oxford Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2017. For additional discussion on the Term Loan Agreement, see “Commitments and Off-Balance Sheet Arrangements—Debt.”

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, stock-based compensation and income taxes to be critical policies. We have no changes to our critical accounting policies since we filed our 2016 Form 10-K with the SEC on March 8, 2017. For a description of our other critical accounting policies, please refer to our 2016 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2017 and 2016

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Change
Product revenue	$7,006	$7,632	$(626)	(8%)
Government contracts revenue	1,428	—	1,428	N/A
Total revenue	$8,434	$7,632	$802	11%

Product revenue decreased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to year-over-year growth for U.S. disposable kits, more than fully offset by decreased demand for plasma products in our European and Middle Eastern markets during the three months ended March 31, 2017, and to a lesser extent, the deterioration in the Euro relative to the U.S. dollar of approximately 3% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, as most product revenue has been invoiced and transacted in Euro, and reported in U.S. dollars.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including anticipated contribution from U.S. sales and newly accessible geographies. However, further deterioration of the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would adversely impact product revenue, as the majority of our product revenue is expected to come from Euro denominated markets. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $1.4 million revenue from our BARDA agreement during the three months ended March 31, 2017 as a result of the direct and indirect contract costs incurred in the Base Period under the BARDA agreement. We did not recognize any revenue from our BARDA agreement during the three months ended March 31, 2016.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Change
Cost of product revenue	$3,694	$4,263	$(569)	(13%)

Cost of product revenue decreased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decreases during the three months ended March 31, 2017, were primarily due to improved mix of cost of goods sold and, to a lesser extent, the overall decrease in sales volume and manufacturing and inventory management efficiencies in the current period compared to the prior year.

Our realized gross margin on product sales was 47% during the three months ended March 31, 2017, up from 44% during the three months ended March 31, 2016. The increase in gross margins on product sales was primarily due to improved sales mix and manufacturing and inventory management efficiencies in the current period.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Change
Research and development	$9,150	$6,917	$2,233	32%

Research and development expenses increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016 primarily due to the increased costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplement approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Change
Selling, general and administrative	$13,633	$11,747	$1,886	16%

Selling, general, and administrative expenses increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to increased commercial activity in the U.S. and to a lesser extent, the costs associated with administering the our contract with BARDA for INTERCEPT red blood cell development.

We anticipate our selling, general, and administrative spending to increase over the coming year, as we undertake additional activities associated with performing the activities under our BARDA agreement and continue to on-board commercial capabilities in the U.S., including incremental back-office support, sales and marketing personnel.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Change
Amortization of intangible assets	$50	$50	$—	0%

Amortization of intangible assets remained flat during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

We expect that the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Change
Foreign exchange loss	(45)	(117)	72	(62%)
Interest expense	(531)	(655)	124	(19%)
Other income, net	106	66	40	61%
Total non-operating expense, net	$(470)	$(706)	$236	(33%)

Foreign exchange loss

Foreign exchange loss remained flat during the three months ended March 31, 2017 and 2016.

 Interest expense

Interest expense decreased for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a reduced average outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below), resulting from the commencement of our obligation to pay down the principal balance as of January 2017.

Other income, net

Other income, net remained flat during the three months ended March 31, 2017 and 2016. Other income, net primarily consists of interest income from our investments in marketable securities, and the realized gain from the sale of our Aduro common stock.

Provision for Income Taxes

For the three months ended March 31, 2017, we recorded a tax expense of less than $0.1 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit. For the three months ended March 31, 2016, we recorded a tax expense of $0.8 million, which was largely the result of changes in the fair value of our investments, primarily shares of Aduro.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2017.

As of March 31, 2017, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At March 31, 2017, we had cash and cash equivalents of $10.9 million, compared to $22.6 million at December 31, 2016. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $42.8 million of short-term investments and investments in marketable equity securities at March 31, 2017, and $49.1 million at December 31, 2016. We also had total indebtedness under our Term Loan Agreement of approximately $18.2 million at March 31, 2017 and $19.4 million at December 31, 2016. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy. In addition, at March 31, 2017, our $3.7 million investment in marketable equity securities related solely to our investment in Aduro.

Operating Activities

Net cash used in operating activities was $16.3 million for the three months ended March 31, 2017, compared to $13.0 million during the three months ended March 31, 2016. The increase in net cash used in operating activities was primarily related to the increased cash spent for development activities for our red blood cell program, including BARDA activities, and selling and administrative expenses related to continuing U.S. commercial development of our platelet and plasma systems, and a net decrease in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments during the three months ended March 31, 2017, as compared to the corresponding period in 2016.

Investing Activities

Net cash provided by investing activities was $5.7 million for the three months ended March 31, 2017, compared to $45.1 million net cash used during the three months ended March 31, 2016. The change period over period was primarily the result of lower purchases of investments, and higher proceeds from maturities of investments in marketable securities, during the three months ended March 31, 2017, as compared to the same period in 2016.

Financing Activities

Net cash used in financing activities was $0.9 million during three months ended March 31, 2017, compared to $7.9 million net cash provided during the three months ended March 31, 2016. The change was primarily due to the decrease of proceeds received from public offerings, and the commencement of our obligation to repay the principal balance of our Oxford loan, during the three months ended March 31, 2017, as compared to the same period in 2016.

Working Capital

Working capital decreased to $49.3 million at March 31, 2017, from $67.2 million at December 31, 2016, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, and the decline of the market value of our short-term investments.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months following the issuance of these financial statements. If we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty, political change and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

 Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers. As of March 31, 2017, we had minimum purchase commitments of $9.5 million.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for a remaining payment of $5.9 million (€5.5 million) on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve the production threshold in 2019.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2021, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our unaudited condensed consolidated balance sheets. As of March 31, 2017, our total future lease payments under non-cancelable operating leases were $2.5 million.

Other commitments

Our other commitments primarily consist of obligations for business insurance financing and the landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space and consulting fees. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. As of March 31, 2017, we had an outstanding liability of $0.2 million related to the remaining payments for the financed business insurance and the $0.3 million related to these leasehold improvements.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche could have been drawn and the interest-only period for all advances under the Term Loan Agreement. Term Loan A bears an interest rate of 6.95%, and Term Loan B bears an interest rate of 7.01%. Term Loans A and B mature on June 1, 2019. Following the amendment, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the principal life of the Term Loans. We may prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2017. Under the Term Loan Agreement, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of Term Loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If we default under the Term Loan Agreement, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement.

On July 28, 2016, the Term Loan Agreement was further amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we were required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter.

In April 2017, the Term Loan Agreement was further amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consist of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2017 or the year ended December 31, 2016. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts in 2017 will continue to be largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and developing awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Based on our experience in foreign jurisdictions, and our experience with U.S. customers to date, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT-treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-

enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

In 2015, we conducted a Phase I clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and had recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under the IDE was limited to pathogen reduction claims that relied on existing clinical data that we had regarding reduction of certain pathogens in donated plasma. Accordingly, the study was not designed to generate any data on the efficacy of INTERCEPT to inactivate the Ebola virus, and we still do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus, and therefore, we do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. This may negatively impact a customer’s desire to adopt INTERCEPT in those countries where addressing an Ebola virus outbreak is a primary concern.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption and subsequent reimbursement are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. While INTERCEPT-treated platelets and plasma have received in-country regulatory approval and reimbursement rates have been established in France, adoption throughout France has been limited to certain blood centers.

In December 2015, we entered into a new two-year framework agreement with the Établissement Français du Sang, or the EFS, to supply platelet and plasma disposable kits. In March 2016, we entered into a subsequent contract with EFS for a period of one year at certain defined prices, which subsequent contract has been extended for an additional six months. We cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any additional subsequent contract will be equivalent or superior to the terms under our current subsequent contract. If the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. In addition to increased selling, general and administrative expenses in connection with the continuing U.S. commercial launch of our platelet and plasma systems, we expect to incur additional research and development costs associated with the development of different configurations of existing products including our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE mark submission for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

Additionally, a meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election or otherwise, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

In addition, terrorist attacks and civil unrests in some of the countries where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate product revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.

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

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria have impacted the speed with which we were able to enroll patients in our ongoing Phase III red blood cell system trial in chronic anemia in Europe and thus far in our Phase III red blood cell system clinical trial in Puerto Rico. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the recent expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. Furthermore, any guidance document or mandate that prescribes use of INTERCEPT may impose a compliance requirement on blood centers that operate and process blood components in a manner for which we do not yet have approved label claims. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims.

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

In 2003, we terminated Phase III clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase I clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase III clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the acute anemia Phase III clinical trial, with the INTERCEPT Blood System for red blood cells meeting its primary endpoint. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase III clinical trials of our earlier red blood cell system will not be observed in the ongoing chronic anemia Phase III or any future clinical trials of our red blood cell system. In addition, although our completed Phase III clinical trial in acute anemia patients using our modified process met its primary endpoint, we cannot assure you that the same or similar results will be observed in our ongoing Phase III chronic anemia or any potential future clinical trials using our modified process.

We will need to successfully conduct and complete a license-enabling Phase III clinical trial in the U.S. before the FDA will consider our red blood cell product for approval. However, the FDA will first require us to successfully generate sufficient Phase III clinical data prior to agreeing to the endpoints for a license–enabling Phase III clinical trial, which requirement will prolong the development of the red blood cell systems in the U.S. There can be no assurance that we will be able to successfully complete any such perquisite Phase III clinical trials or otherwise generate sufficient Phase III clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential license-enabling Phase III clinical trial. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment with emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. In addition, if we are unable to generate sufficient perquisite Phase III clinical data and/or reach agreement with the FDA on a license-enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether.

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development activities to support an anticipated CE mark submission, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the E.U., we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to successfully complete such clinical trials and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. If we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

Platelet and Plasma Systems

In 2007, we obtained a CE mark approval (extended in 2012) from E.U. regulators for our platelet system and are in the process of filing a renewal for the approval in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within the Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

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

Any of these actions, in combination or alone, could prevent us from selling our products and harm our business. In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing or changing regulatory requirements may significantly and adversely affect our ability to successfully commercialize and generate additional product revenues from our platelet and plasma systems or any future products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to continue to generate product revenues from the sale of our platelet and plasma systems, our potential for achieving operating profitability will be diminished and the need for additional capital to fund our operations will be increased.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA that is worth up to approximately $186.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $41.6 million under the base period of the agreement and options exercised in 2016. Accordingly, our ability to receive any of the additional $144.6 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the agreement. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA contract. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate product revenue from the sale of our platelet or plasma system in the U.S. and achieve operating profitability.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the large relative size of the American Red Cross, should they deploy INTERCEPT rapidly under our commercial agreement, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, with some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition.

Further, in June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and the U.K. government delivered a notice of withdrawal in March 2017, with the U.K. scheduled to exit the E.U. by April 2019. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the E.U. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In addition, although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries.

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate additional distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. As a company, we have no prior experience in commercializing any products in the U.S. and we still need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we need to attract and retain medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and expand our MSL team and sales and marketing functions. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. The price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted.

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

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the manufacture and supply of compound adsorption devices used in our platelet and plasma systems. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. If not sooner terminated, the amended and restated Porex agreement expires on December 31, 2019. In addition, we entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2017 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice. We have not been notified by NOVA of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers that our contract manufacturers source components and raw materials from may cease production of or providing those components to our contract manufacturers. For example, we understand that certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics but will need to qualify and validate those plastics before we can seek regulatory approval and begin to utilize them in commercial manufacturing. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could constrain our ability to penetrate the U.S. market and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the redesigned illuminator are no longer commercially available beyond what we and Nova have stockpiled. We will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions. Should non-conformities occur in the future, we may be unable to manufacture products to meet customer demand, which would result in lost sales and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain customers require, and potential future customers may require, product with a minimum shelf life. As a result, we may need to manufacture sufficient product to meet that forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. In addition, we and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. Certain customers may require product with a minimum shelf life remaining prior to shipment. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we chose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins.

Obsolescence or shortage of raw materials, key components of and accessories to the INTERCEPT Blood System, may impact our ability to supply our customers, may negatively impact the operational costs of our customers and may increase the prices at which we sell our products, resulting in slower than anticipated growth or negative future financial performance.

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

With respect to the manufacture of our products, our third party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnifies the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

In addition, there are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, physicians, healthcare providers and our customers are or will be subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce, the referral of an individual for, the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

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

Further, the United States Patient Protection and Affordable Care Act, or the ACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, or the AHCA, which, if enacted, would have amended or repealed significant portions of the ACA. However, consensus over the scope of the AHCA could not be reached by its proponents in the U.S. House of Representatives. Thus, the AHCA has been withdrawn and the prospects for legislative action on the AHCA are uncertain. Congress could consider other legislation to repeal or replace elements of ACA, which may have the effect of limiting the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius-Kabi Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

If our competitors develop products superior to ours, market their products more effectively than we market our products, or receive regulatory approval before our products, our commercial opportunities could be reduced or eliminated.

We expect our products will continue to encounter significant competition. The INTERCEPT Blood System products compete with other approaches to blood safety currently in use and may compete with future products that may be developed by others. Our success will depend in part on our ability to respond quickly to customer and prospective customer needs, successfully receive and maintain regulatory approvals, and adapt to medical and technological changes brought about by the development and introduction of new products. Competitors’ products or technologies may make our products obsolete or non-competitive before we are able to generate any significant product revenue. In addition, competitors or potential competitors may have substantially greater financial and other resources than we have. They may also have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. If competitors’ products experience significant problems, customers and potential customers may question the safety and efficacy of all pathogen reduction technologies, including the INTERCEPT Blood System. Such questions and concerns may impair our ability to market and sell the INTERCEPT Blood System.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access the any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance provided $20.0 million of term loan funds, due, June 1, 2019. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the loan and security agreement. While believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty.

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

Our patents do not cover all of the countries in which we are selling, and planning to sell, our products. We will not be able to prevent potential competitors from using our technology in countries where we do not have patent coverage. Further, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., including the CIS countries, China and India, jurisdictions where we are currently expanding our commercialization efforts through distributors. In certain countries, compulsory licensing laws exist that may be used to compel a patent owner to grant licenses to third parties, for reasons such as non-use of the patented subject matter within a certain period of time after patent grant or commercializing in a manner that is cost-prohibitive in the country. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license for INTERCEPT to a third party, which could materially diminish the value of such patents. This could adversely impact our potential product revenue opportunities.

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

Product sales of the INTERCEPT Blood System sold outside of the U.S. are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. For example, the announcement of Brexit caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we transact business, and should this foreign exchange volatility continue, it could cause volatility in our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros and other currencies we transact in, our product revenues and expenses denominated in Euros or other foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1*	2016 and 2017 Executive Officer Compensation Arrangements.

10.2*	Cerus Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.3(7)	Amendment #4 to Supply and Manufacturing Agreement, dated January 31, 2017, by and between Cerus Corporation and Porex Corporation.
10.4	Amendment #5 to Supply and Manufacturing Agreement, dated March 3, 2017, by and between Cerus Corporation and Porex Corporation.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Compensatory plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), filed with the SEC on March 8, 2017.
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

CERUS CORPORATION

Date: May 4, 2017	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1*	2016 and 2017 Executive Officer Compensation Arrangements.

10.2*	Cerus Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.3 (7)	Amendment #4 to Supply and Manufacturing Agreement, dated January 31, 2017, by and between Cerus Corporation and Porex Corporation.

10.4	Amendment #5 to Supply and Manufacturing Agreement, dated March 3, 2017, by and between Cerus Corporation and Porex Corporation.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Compensatory Plan
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), filed with the SEC on March 8, 2017.
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