Form 10-K/A
period 2016-12-31
CERUS CORP
filed 2017-05-31
CIK 1020214

UNITED STATES

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $543 million. (1)

As of May 30, 2017, there were 104,858,513 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2017 Annual Meeting of Stockholders, which was originally filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 28, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1)	Based on a closing sale price of $6.24 per share on June 30, 2016. Excludes 14.8 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2016.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Commission File Number 000-21937), or the 2016 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 8, 2017. The principal purpose of this Amendment is to amend and restate the disclosure in Part III, Item 11 of the 2016 Annual Report on Form 10-K that was previously incorporated by reference into the 2016 Annual Report on Form 10-K from the registrant’s definitive proxy statement originally filed with the SEC on April 28, 2017 (the “Proxy Statement”). In particular, Part III, Item 11 of the 2016 Annual Report on Form 10-K is being amended and restated for the sole purpose of including the “Outstanding Equity Awards at Fiscal Year-End” table that was inadvertently omitted from the Proxy Statement. This Amendment also updates certain of the information included on the cover page of the 2016 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Item 11, and Part IV, Item 15 of the 2016 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2016 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 8, 2017) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2016 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

PART III

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

The following Compensation Discussion and Analysis addresses the following topics:

•	executive summary of our compensation practices;

•	our compensation philosophy and objectives;

•	our process for setting executive compensation; and

•	our executive compensation components and decisions for the 2016 fiscal year and certain actions taken before or after the 2016 fiscal year when doing so enhances the understanding of our executive compensation program.

The Named Executive Officers (NEOs) for the 2016 fiscal year were as follows:

Named Executive Officer	Title
William M. Greenman	President and Chief Executive Officer
Kevin D. Green	Vice President, Finance and Chief Financial Officer
Richard Benjamin	Chief Medical Officer
Vivek Jayaraman	Chief Commercial Officer (as of August 2016)
Laurence M. Corash	Chief Scientific Officer

EXECUTIVE SUMMARY

We are a biomedical products company focused on developing and commercializing the INTERCEPT Blood System to enhance blood safety by inactivating a broad range of pathogens such as viruses, bacteria and parasites that may be present in donated blood. The INTERCEPT Blood System, which is based on our proprietary technology for controlling biological replication, is designed to reduce blood-borne pathogens in donated blood components intended for transfusion. Our INTERCEPT Blood System is for use with three blood components: plasma, platelets, and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and are being marketed and sold in the United States, Europe, the Commonwealth of Independent States, the Middle East and selected countries in other regions around the world. The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development.

2016 Business Highlights

We attained a number of notable performance achievements in 2016, including the following:

•	Entering into a long-term INTERCEPT platelet and plasma supply agreement with the American Red Cross, the largest U.S. supplier of blood components.

•	Entering into a framework agreement with Blood Centers of America, or BCA, as our pathogen reduction technology supply partner. As of April 2017, 28 BCA members are under contract for use of the INTERCEPT Blood System, representing approximately 65% of the aggregate volume of platelets produced by the whole BCA membership.

•	Receiving U.S. Food and Drug Administration, or FDA, approval for use of the INTERCEPT Blood System for platelets suspended in 100% plasma, expanding the potential market for INTERCEPT in the U.S.

•	Signing INTERCEPT supply agreement with Banco de Sangre de Servicios Mutuos to help sustain local platelet and plasma collections during the Zika epidemic.

•	Entering into a five-year contract with the Biomedical Advanced Research and Development Authority, or BARDA, to receive funding of up to $41.6 million with a total funding opportunity of up to $185.0 million to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk.

•	Making substantial progress during 2016 in getting U.S. blood centers online, such that as of April 2017, a total of 23 U.S. blood centers are now routinely producing INTERCEPT-treated products, including the American Red Cross (treating all ARC production sites as one blood center).

•	Receiving Health Canada approval for use of the INTERCEPT Blood System for plasma.

•	Together with the University Hospital of Basel and the Swiss Transfusion SRC, receiving a Swiss Red Cross Humanitarian Foundation grant of 2 million Swiss Francs to complete clinical studies to develop a whole blood pathogen inactivation system for use in Africa.

•	Announcing that Hemolife Fundacion Banco Nacional de Sangre became the first blood center to enter into routine use with the INTERCEPT Blood System in Colombia.

•	Reaching the enrollment target of at least 70 evaluable patients in SPARC, our European chronic anemia trial.

Executive Compensation Governance Highlights

Our Compensation Committee believes that our executive compensation program is appropriately designed and reasonable in that it both encourages our NEOs to work for our long-term prosperity and reflects a pay-for-performance philosophy, without encouraging our employees to assume excessive risks, and also reflects a reasonable and responsible cost structure.

Below are key elements of our compensation program, as well as problematic pay practices that we avoid:

	What We Do		What We Don’t Do
✓	Design executive compensation to align pay with performance	x	No excessive change in control or severance payments
✓	Structure our executive compensation program to minimize inappropriate risk-taking	x	No employment contracts or severance agreements with NEOs providing for “single trigger” acceleration upon a change in control
✓	Select peer companies with which we compete with for executive talent, and that have a similar business and are of similar size as us, and review their pay practices	x	No NEO supplemental retirement benefits or perquisites that are not available to all Cerus employees
✓	Solicit advice from our Compensation Committee’s independent compensation consultant	x	No tax gross-ups on severance or change in control benefits
✓	Rely on long-standing, consistently-applied practices on the timing of equity grants	x	No repricing of stock options without stockholder approval
✓	Enforce “no-hedging” and “no-pledging” policies
✓	Have 100% independent non-employee directors serve on our Compensation Committee

Response to 2015 and 2016 Say-on-Pay Votes

We value the input of our stockholders on our compensation programs. We hold an advisory vote on executive compensation on an annual basis. Approximately 94.7% and 94.6% of the votes cast approved our executive compensation described in our proxy statements for the 2015 and 2016 annual meetings, respectively. The Compensation Committee considered the results of such votes an endorsement of its compensation policies, practices and philosophy for our named executive officers and determined that no significant changes to our executives’ compensation for fiscal year 2016 were needed as a result of such votes.

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

We believe that the performance of our executive officers has the potential to significantly impact our ability to achieve our corporate performance and strategic goals. We therefore give considerable thought to the design and administration of our executive officer compensation program. The Compensation Committee believes that the most effective compensation program is one that provides competitive base salary, rewards the achievement of established corporate performance goals and objectives and provides an incentive for retention. At the same time, our Compensation Committee believes that an effective compensation program must maintain a reasonable and responsible cost structure.

Our executive compensation program is designed around the following principles:

•	develop compensation policies and practices that are consistent with our strategic business objectives;

•	attract and retain qualified individuals and motivate those individuals to perform at the highest of professional levels that will contribute to our growth and success;

•	provide competitive compensation opportunities consistent with industry practices where we compete for talent;

•	design programs to retain key employees, reward past performance and incentivize future contributions, balancing both short and long-term financial and business objectives to build a sustainable and prosperous company;

•	maintain a reasonable and responsible cost structure; and

•	provide long-term incentive opportunities that continue to correlate employee contributions and rewards with stockholder value creation.

COMPENSATION SETTING PROCESS

Overview

When creating an executive’s overall compensation package, the Compensation Committee considers the different components of our compensation packages in light of the role the executive will play in achieving our near-term and longer-term goals, as well as the compensation packages provided to similarly situated executives at the companies we consider to be our peers. Performance-based cash compensation awards under our Bonus Plan are made based on the achievement of corporate performance goals designed to create incentives that we believe drive executive performance to create of stockholder value, and each executive officer’s contribution toward achieving our corporate performance goals. The corporate performance goals vary year-to-year, but generally include value-adding achievements such as meeting revenue and gross margin targets and timely completion of clinical, development, regulatory, commercial, manufacturing and other operational and strategic undertakings.

Target Pay Positions/Mix of Pay

The components used to support our compensation objectives stated above are base salary, cash incentive awards under our Bonus Plan, equity awards and certain other benefits (discussed in greater detail below under “Executive Compensation Components and Decisions”). We use a combination of these pay elements to provide a competitive total compensation package to our executives. We do not specify a target percentage of the overall compensation to be represented by the various compensation elements. However, the Compensation Committee’s intention is that a significant percentage of each NEO’s total compensation package should be “at risk” in the form of performance-based cash incentive compensation and long-term equity compensation. Our Compensation Committee believes that having a significant portion of our executives’ compensation package be “at risk” has contributed to cultivating a culture in which our NEOs aggressively pursue our corporate performance goals as they know that their take home pay, to a large extent, depends upon our corporate performance and, to some extent, their contribution to that performance. At the same time, a significant portion of the “at risk” compensation is in the form of long-term equity incentives, which is designed to mitigate any risk that our executives will pursue short-term outcomes at the expense of long-term stockholder value. Employees in more senior roles have an increasing proportion of their potential compensation “at risk” and tied to performance because they are in a position to have greater influence on achieving our performance results. For example, 37.6% of our Chief Executive Officer’s total potential 2016 cash compensation was “at risk,” and 71.7% of his total potential 2016 compensation was “at risk.” For purposes of calculating the total potential 2016 compensation “at risk,” we included the target Bonus Plan compensation as reported in the Grants of Plan-Based Awards Table and the grant date fair value of each stock option and restricted stock unit, or RSU, award, calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table.

Role of the Chief Executive Officer

The Chief Executive Officer does not participate in setting his own compensation and is specifically excluded from any discussions or deliberations related to his compensation package. However, the Chief Executive Officer recommends to the Compensation Committee for its approval, proposed corporate performance goals and their relative weighting for the upcoming fiscal year, as well as provides input on the level of attainment of the prior year’s corporate performance goals, for purposes of determining awards under the Bonus Plan for all of our NEOs, including the Chief Executive Officer, as further described below. The Chief Executive Officer regularly provides input to the Compensation Committee during the course of the year regarding the performance of our other NEOs. The Chief Executive Officer is also delegated authority by the Compensation Committee to approve annual cash incentive bonuses to our non-executive officers in his discretion out of an aggregate annual cash bonus pool within limits previously approved by the Compensation Committee.

With respect to long-term equity compensation, the Compensation Committee has also delegated authority to the Chief Executive Officer, as the sole member of a Non-Officer Stock Option Committee, or NOSOC, to grant equity awards to our non-officer employees within certain guidelines previously approved, without any further action required by the Compensation Committee. The purpose of this delegation of authority is to enhance the flexibility of equity administration and to facilitate the timely grant of equity awards to non-officer employees, including newly hired employees, within specified limits previously approved by the Compensation Committee. As part of its oversight function, the Compensation Committee reviews, on at least an annual basis, the equity grants made by the NOSOC.

Compensation Committee Decision-Making Process

Typically, the Compensation Committee meets at least twice per year to make compensation decisions for our NEOs, with greater frequency if necessary. The Compensation Committee also meets and confers regularly in executive session without the presence of our executive team. The Compensation Committee met twice during 2016.

The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with our Chief Executive Officer and our Vice President, Administration. From time to time, various members of our management and other employees, as well as outside advisors or consultants, may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice, or otherwise participate in Compensation Committee meetings. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as the authority, in its sole discretion, to retain (or obtain the advice of) any compensation consultant, legal counsel or other adviser to assist it in the performance of its duties, all at our expense. As part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, and tax and accounting information.

Prior to each meeting where compensation decisions are to be made with respect to our NEOs, the Vice President, Administration provides the Compensation Committee with tally sheets that set forth our NEOs’ historical base salary and bonus information covering the past ten years, or any shorter period of actual employment, as well as each executive’s: (1) equity grant history; (2) vested and unvested potential gain on equity awards using projected stock prices at various points in time in the future; and (3) stock option exercise history, in each case during such ten year period, or any shorter period of actual employment. In 2016, the tally sheets were reviewed solely for the purposes of a subjective evaluation as to whether 2016 compensation levels were appropriate in light of the compensation levels in effect for prior years and whether each executive’s compensation was generally reflective of his or her level of experience and responsibilities.

In determining 2016 compensation for our executive officers, the Compensation Committee considered the recommendations of our Chief Executive Officer with respect to the compensation of our other NEOs as stated above under the heading “Role of the Chief Executive Officer,” as well as each executive’s individual performance over the preceding year and the reports and benchmarking analysis described below under the heading “Use of Peer Group and Survey Data.”

The Compensation Committee ultimately approves the compensation packages for all NEOs, including the allocation of base salary, short-term performance-based cash incentive compensation and long-term equity incentive compensation, and the applicable target award levels as a percentage of base salary related to the short-term performance-based cash incentive compensation. Historically, the Compensation Committee has made its most significant adjustments to annual base compensation, determined cash and equity awards and established new performance objectives at one or more meetings held during the first and fourth quarters of the year. Generally, adjustments to the base salary of our executive officers are determined by the Compensation Committee in February of each year, with the adjustments becoming effective March 1st. As discussed more fully below, annual short-term performance-based cash awards are generally made in the first quarter of the year following the year in which performance is achieved.

Since 2012 we have awarded annual option grants and, starting in 2016, restricted stock unit grants, in the first quarter of each year concurrent with the determination of cash compensation. The timing of our annual equity awards was selected so the Compensation Committee could review concurrently all components of executive compensation (base salary, Bonus Plan targets and corporate performance goal attainment levels, and long-term equity incentive awards) and make compensation determinations based upon the totality of the annual compensation package for each executive. Our general policy is to grant stock options and other equity awards on fixed dates determined in advance, although there are occasions when grants are made on other dates. All required approvals are obtained in advance of or on the actual grant date. Other than equity award grants to new hires, equity award grants to executive officers are generally approved once a year (typically in the first quarter of the year) unless an executive officer is promoted, in which case a grant will normally be made at the time of such promotion, or, in rare circumstances, for recognition of outstanding performance. With respect to annual equity award grants to our continuing executive officers, these grants are typically approved early in each fiscal year and prior to the date that our trading window is closed.

Generally, the Compensation Committee’s process for determining Bonus Plan awards involves two related elements: the determination of target award levels and the establishment of corporate performance goals for the current year. Per the terms of his employment agreement, Mr. Greenman’s target level for his short-term performance-based cash incentive compensation is set at 60% of his base salary. For the remaining NEOs, the applicable target level of base salary for the short-term incentive cash compensation award is recommended by the Chief Executive Officer, taking into consideration feedback from our external compensation consultant. The Chief Executive Officer’s recommendations are reviewed by the Compensation Committee, and the Compensation Committee either approves the bonus target levels as recommended or may modify the target levels of Bonus Plan awards after considering the peer group benchmarking data provided by Radford Consulting, with the goal of having annual Bonus Plan compensation, assuming the target bonus level is awarded, that is approximately the 50th percentile of that provided by our peer group with adjustments, as appropriate, depending on each executive’s role at Cerus. Bonus Plan compensation, combined with annual equity compensation, has historically resulted in more than 50% of our NEOs’ total potential compensation being “at risk.”

At the beginning of each year, corporate performance goals are reviewed and approved by the Compensation Committee and the full Board. Each of our NEO’s short-term incentive cash compensation package is directly tied to our corporate performance, with the Compensation Committee considering each executive’s individual contribution towards the achievement of our corporate performance goals for the performance year before approving actual individual bonus payouts.

Shortly after the end of each year, the Compensation Committee meets with our Chief Executive Officer to discuss and evaluate each of the corporate performance goals for the preceding year, whether such goals were attained and, if so, at what level. The Compensation Committee also reviews with our Chief Executive Officer the individual performance of each of our NEOs, other than our Chief Executive Officer, and each individual’s contribution towards the achievement of our corporate performance goals. The Compensation Committee then meets in executive session without the presence of our Chief Executive Officer to review and evaluate our Chief Executive Officer’s performance for the preceding year.

Although compensation packages are reviewed on an annual basis, generally in the first quarter, the Chief Executive Officer and Compensation Committee regularly discuss the performance of our executive officers throughout the year. The Compensation Committee considers this ongoing feedback along with its annual review of all the NEOs’ individual performance when determining the appropriate levels of base salary and long-term equity incentive compensation awards for the following year. Throughout the year, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation.

Role of Compensation Consultants

The Compensation Committee has engaged Radford, an AON Hewitt Consulting Company, referred to elsewhere as “Radford Consulting,” as its compensation consultant since August 2011. In September 2015, the Compensation Committee engaged Radford Consulting to update its analysis in connection with the 2016 executive compensation determinations. Radford Consulting is an independent consulting firm that specializes in executive compensation consulting. The Compensation Committee selected Radford Consulting after considering a number of other national compensation consulting firms and after considering Radford Consulting’s expertise with life sciences companies. Radford Consulting provides analysis and recommendations to the Compensation Committee regarding:

•	trends and emerging topics with respect to executive compensation;

•	peer group selection;

•	compensation practices of our peer group;

•	compensation programs for executives and broad-based employees; and

•	stock utilization and other metrics.

In addition to engaging their consulting services, we subscribe to both Radford Consulting’s annual Global Life Science and Global Sales compensation survey data on an ongoing basis. As previously discussed, the Compensation Committee regularly meets in executive session to discuss executive compensation issues. Radford Consulting may be asked to participate in, and has in the past attended, meetings of the Compensation Committee. Radford Consulting reports directly to the Compensation Committee rather than to management, although it has in the past met with management for purposes of gathering information for its analyses and recommendations and may continue to do so in the future.

Use of Peer Group and Survey Data

The Compensation Committee regularly considers the appropriate pay scales for our NEOs and, as part of that process, considers compensation levels provided by comparable, or peer, companies in order to ensure that total compensation is competitive with compensation paid within the industry and is appropriate given the executive’s level of responsibilities. However, the Compensation Committee recognizes that consideration of such comparative data alone is an imperfect tool for establishing competitive compensation packages as the job responsibilities of persons with similar titles may vary significantly from company to company, and a person’s title is not necessarily descriptive of a person’s duties. Therefore, the Compensation Committee also conducts an assessment of the compensation being paid to our executives in light of the compensation being paid to persons performing duties of similar scope and complexity at the peer companies. The Compensation Committee uses this assessment to assist it in making decisions regarding appropriate compensation levels for our executive positions. The underlying principle of the evaluation methodology is to focus on identifying those positions that have a scope and complexity of responsibilities that are comparable to those duties exercised by each of our particular executives.

As part of the September 2015 engagement, the Compensation Committee requested that Radford Consulting assist with updating the peer group we used for purposes of assisting the Compensation Committee in setting executive compensation levels for 2016. As a result, the Compensation Committee, working closely with Radford Consulting, ultimately selected a peer group consisting of 22 companies based on the following selection criteria:

•	late development stage biopharmaceutical companies (Phase III or pre-NDA to marketed products);

•	companies with less than $125 million in annual revenue;

•	companies with 50 to 300 employees, as compared to our 140 employees as of the time of this peer group update; and

•	companies with market capitalizations of between $200 million and $1.5 billion, as compared to our approximate market capitalization of $470 million as of the time of this peer group update.

In applying these revised peer group selection criteria, the Compensation Committee approved removing the following four companies from the revised peer group list: three (Ligand, Vivus and XOMA) because their market capitalization was outside of the new suggested range and Hyperion because it was acquired in 2015.

Hyperion Therapeutics, Inc.	VIVUS, Inc.
Ligand Pharmaceuticals, Inc.	XOMA Corporation

To replace these four companies, the Compensation Committee decided to add the following four companies to the revised peer group: Five Prime Therapeutics, Inc., OraSure Technologies, Inc., Sangamo Therapeutics, Inc. and Vanda Pharmaceuticals, Inc. Thus, the following 22 peer group companies were selected by the Compensation Committee for use in setting executive compensation levels for 2016:

AMAG Pharmaceuticals, Inc.	Geron Corporation
Anika Therapeutics, Inc.	Immunomedics, Inc.
Antares Pharmaceuticals, Inc.	OraSure Technologies, Inc.
Corcept Therapeutics Incorporated	Raptor Pharmaceuticals Corp.
CTI BioPharma Corp.	Sangamo Therapeutics, Inc.
Cytokinetics, Inc.	SciClone Pharmaceuticals, Inc.
Depomed, Inc.	Sucampo Pharmaceuticals, Inc.
DURECT Corporation	Supernus Pharmaceuticals, Inc.
Dynavax Technologies Corporation	Vanda Pharmaceuticals, Inc.
Five Prime Therapeutics, Inc.	XenoPort, Inc.
Galena Biopharma, Inc.	Zogenix, Inc.

Radford Consulting analyzed the 2015 compensation practices of the revised peer group in order to assist the Compensation Committee in determining appropriate 2016 NEO compensation levels. Radford Consulting prepared an extensive analysis of the compensation practices of the 22 peer companies as reported in their proxy statements for the prior fiscal year, and offered additional analysis based on the compensation practices of a broader group of life science companies, a subset of what is included in the Radford Life Science Survey for biotechnology and life science companies with 50 to 300 employees. We use this survey data to determine market trends, to verify that the peer group data for NEO compensation is consistent with overall compensation trends, and to set compensation levels for our non-executive employees. Radford Consulting delivered its report to the Compensation Committee in January 2016, and also included anticipated 2016 compensation trends in its analysis.

The Compensation Committee referenced the cash and equity compensation components analyzed in Radford Consulting’s report, combined with its review of each executive officer’s past individual performance, level of responsibility and anticipated future contributions to Cerus, in setting executive base salary and long-term equity compensation awards for 2016. The Compensation Committee believes that relying upon the peer group comparative data alone is not sufficient for setting compensation levels but is important as a reference point in making compensation-related decisions.

After considering the results of Radford Consulting’s report, the Compensation Committee felt it was appropriate to continue to generally reference approximately the 50th percentile of the peer group for base salary, the 50th percentile of the peer group for the annual incentive bonus target, and the 60th percentile of the peer group for equity compensation in making annual compensation decisions. The 50th percentiles of the peer group for the base salary levels and the annual incentive bonus target levels were selected as reference points by the Compensation Committee in determining whether the total target cash compensation opportunity is likely to provide sufficient motivation and retention as well as whether it properly reflects the NEO’s role and scope of responsibilities relative to our peer group. The Compensation Committee determined to generally reference the 60th percentile of our peer group in determining equity compensation levels in order to have a significant portion of the NEOs compensation “at risk” and aligned with the interests of our stockholders. After approximating the 60th percentile to determine the value of grants for our NEOs, the Compensation Committee then reduced the value of the NEOs’ grants as described below to minimize dilution to stockholders. This 60th percentile level was the same level generally approved for the total equity pool to be allocated among all of our employees for 2016. With respect to our NEOs, the Compensation Committee also focused on pay equity considerations, which, consistent with the prior year, resulted in roughly equivalent grants to our NEOs other than our CEO. For 2017, the Compensation Committee determined to generally reference the 50th percentile of our peer group in determining equity compensation levels for our NEOs, which will enable us to minimize dilution to stockholders.

EXECUTIVE COMPENSATION COMPONENTS AND DECISIONS

2016 Executive Compensation Summary

The following table summarizes our approved 2016 base salaries, targeted annual incentive bonuses and annual equity awards for our named executive officers:

2016 Executive Compensation Summary

Name	Annual Base Salary(1)	Incentive Bonus Target	Number of Stock Options Awarded	Number of RSUs Awarded
William M. Greenman	$580,000	60%	315,000	67,500
Kevin D. Green	$353,600	40%	90,000	18,000
Richard Benjamin	$385,700	40%	45,000	9,000
Laurence M. Corash	$414,100	40%	90,000	18,000
Vivek Jayaraman(2)	$400,000	40%	250,000	75,000

(1)	Effective March 1, 2016.
(2)	Mr. Jayaraman joined us in August 2016. For 2016, we agreed to pay the pro-rated portion of Mr. Jayaraman’s incentive bonus target in order to incentivize him to accept our offer of employment.

2016 Base Salary

The purpose of base salary is to provide a level of fixed compensation to our NEOs in order to attract and retain executives with the qualifications desired for the particular position. For 2016, the Compensation Committee’s aim, in line with our general philosophy to set target compensation levels that are competitive while maintaining a reasonable cost structure, was to initially determine base salaries by referencing the 50th percentile of the compensation paid to similarly situated executives employed by the peer group companies for target level performance, but making adjustments from the 50th percentile to reflect the executive’s level of experience and actual responsibilities. Each year, we generally tend to make modest increases in base salary for executive officers, except where an individual’s base salary is found to be significantly below market when compared to the selected peer group, in which case a larger increase may be warranted. The Compensation Committee reviews base salary annually, and considers adjusting base salaries to reflect annual base salary increase trend data provided by the compensation consultants. These guidelines are used throughout our company in determining appropriate base salary increases for all of our employees. In February 2016, our Compensation Committee approved 2016 base salaries at the same time it approved 2016 bonus targets and stock option grant awards for our executive officers. Salary increases were effective as of March 1, 2016 and took into account base salary increase trend data provided by Radford Consulting (which for 2016 was approximately 3.0%—3.5%).

Named Executive Officer	2015 Base Salary ($)	Percentage Increase for 2016	2016 Base Salary ($)	Peer Group Reference Percentile (approx.)
William M. Greenman	$560,000	3.60%	$580,000	50th percentile
Kevin D. Green	$340,000	4.00%	$353,600	25th— 50th percentile
Richard Benjamin	$380,000	1.5%	$385,700	50th percentile
Laurence M. Corash	$410,000	1.00%	$414,100	50th percentile
Vivek Jayaraman(1)	$N/A	N/A	$400,000	>75th percentile

(1)	Mr. Jayaraman joined us in August 2016.

For 2016, Mr. Greenman’s base salary increase was generally in line with Radford Consulting’s trend data and resulted in his 2016 base salary being at approximately the 50th percentile for chief executive officers at our peer companies. Mr. Green’s base salary increase reflects an incremental increase to his base salary to bring it more in line with the base compensation for the chief financial officer position at our peer companies.

Dr. Benjamin’s base salary was set at approximately the 50th percentile when he was hired and his 2016 increase maintained his base salary at that level. Dr. Corash’s base salary increase resulted in his base salary being at approximately the 50th percentile. Mr. Jayaraman’s base salary was set at above approximately the 75th percentile when he was hired, reflecting current market conditions for candidates with his qualifications and our need to compete with other employment offers available to him. The Compensation Committee determined that these adjustments to the executives’ base salaries were appropriate in all circumstances given each executive’s respective level of experience and responsibilities, and reflective of market trends for base salary increases.

Bonus Plan for 2016

We provide short-term performance-based incentive compensation to our NEOs under the Bonus Plan. Each NEO’s cash incentive compensation is contingent upon our performance and his or her individual contribution towards our corporate performance.

Payouts under the Bonus Plan are generally made based upon the achievement of corporate performance objectives that are specified at the beginning of the performance period. However, the Compensation Committee may take into account significant corporate events and other significant accomplishments that were not contemplated at the beginning of the performance period in determining the extent to which the goals were satisfied. Likewise, the Compensation Committee may modify or otherwise change the corporate performance objectives during the applicable calendar year to take into account circumstances then existing; however, no modifications were made for our Bonus Plan for 2016. In determining the actual cash bonuses, the Compensation Committee may also exercise its negative discretion to reduce the cash bonuses that would otherwise have been paid under the Bonus Plan based on our level of attainment of our corporate performance objectives to reflect subsequent developments.

At the beginning of 2016, the Compensation Committee, with input from the Chief Executive Officer (except with respect to his own target bonus percentage), determined not to make any change in the target bonus percentages that were in effect for 2015. The target bonus percentage for Mr. Greenman was 60% of base salary and for the rest of the NEOs, the target bonus percentage was 40% of base salary. The factors the Compensation Committee evaluated in determining the level of achievement of the corporate performance goals and the payouts under the Bonus Plan are described below. The Compensation Committee believed these factors were the best indicators of the achievement of the execution of our operating plan and were the factors that were the most critical to increasing the value of our common stock. These factors, therefore, were believed to best align the financial interests of our NEOs with those of our stockholders.

The following corporate performance goals accounted for 85% of our Bonus Plan for 2016. The Compensation Committee assigned a payout rate of 73.25% with respect to these corporate performance goals for 2016 based on achieving the following objectives which were established in the first quarter of 2016 (and their relative levels of achievement noted next to each goal below):

•	Progress on major commercial customer contracts, including entering into a long-term INTERCEPT platelet and plasma supply agreement with the American Red Cross, the largest U.S. supplier of blood components, and a framework agreement with BCA as our pathogen reduction technology supply partner (10%);

•	Sites in production for INTERCEPT platelets, including 19 U.S. blood centers routinely producing INTERCEPT-treated products as of December 31, 2016, including the American Red Cross (treating all ARC production sites as one blood center) (15%);

•	Exceeding our gross margin target of 42% (7.5%);

•	Progress with global studies and regulatory submissions related to our efforts to expand our label claims for the platelet and plasma systems (15%);

•	Progress on the planned red blood cell CE Mark submission and launch plan in Europe (5%);

•	Ending the year with greater than $70 million in cash and cash equivalents (5.75%); and

•	Ending the year with no customer shortfalls and significant progress towards regulatory approval of an alternate disposable kit set utilizing new plastic materials (15%).

We also had a corporate performance goal with respect to achieving product revenue in 2016 of at least $39 million. We did not achieve that goal and as such the payout rate for that goal was 0%.

Other corporate strategic goals accounted for 15% of our potential Bonus Plan payout for 2016. The Compensation Committee looked at the Company’s progress on its product portfolio expansion, successful implementation of a model for Biologics Licensing Applications, including 5 BLA submissions subsequent by the Company’s blood center customers, as well as the successful award of our contract with BARDA, and the funding thereunder, to support the Company’s development and implementation of pathogen reduction technology for platelets, plasma and red blood cells. As a result of this significant achievement, the Compensation Committee determined that we met 100% of our other corporate strategic goals.

Thus, the Compensation Committee determined that we had achieved our corporate performance goals at an aggregate level of 88.25% under our Bonus Plan for 2016.

Calculation of 2016 Bonus Plan Payouts

Based on the above results, the Compensation Committee applied the 88.25% corporate performance score to the target bonus levels of Messrs. Greenman, Green and Benjamin to determine their actual Bonus Plan payouts after considering each individual’s strong contributions toward achievement of our corporate performance score. Dr. Corash received 103.34% of his target amount to reflect his extraordinary contributions toward achievement of our corporate performance score, specifically with respect to the awarding of the BARDA contract. The value of the amount Dr. Corash received above 88.25% of his target amount was $25,000. Mr. Jayaraman started with us in August 2016 and received a bonus of $53,333, which represents the prorated portion of his target amount that we agreed to pay him for 2016 in order to incentivize him to accept our offer of employment.

2016 Long-Term Incentive Compensation

In addition to salary and short-term incentive compensation, we provide our executive officers with long-term performance incentives, which has historically typically been in the form of stock options. Stock options are intended to foster the long-term perspective we believe is necessary for our continued success by creating a strong, direct link between our NEOs’ compensation and our stock price appreciation. Because the executive must pay a cash exercise price equal to the value of the stock on the date the option is granted, the executive will only receive value from the award if the value of our stock increases following the option grant date. The Compensation Committee also awards stock options because it believes that if our officers own shares of our common stock with value that is significant to them, but which value cannot be immediately realized, they will have an incentive to act to maximize longer-term stockholder value instead of short-term gain. Our stock option awards are granted subject to vesting restrictions, so they are earned over a period of years during the executive’s continued service with us following the option grant date. The Compensation Committee also believes that equity compensation is an integral component of our efforts to attract and retain exceptional executives, senior management and other employees. In 2016, the Compensation Committee determined to add restricted stock units to our annual grants for executives, in part because the Compensation Committee believes that long-term equity awards composed of a mix of stock options and restricted stock units may better align our executive officers’ interests with those of our stockholders by minimizing the incentive for inappropriate short-term risk taking at the expense of realizing long-term value. Restricted stock units generally cover fewer shares than the stock options that we would otherwise grant to deliver a similar value to an executive officer. As a result, restricted stock units enable the Company to minimize dilution to stockholders. Both stock options and restricted stock units vest over time, thereby increasing retention value.

In February 2016, the Compensation Committee approved annual option grants to our NEOs. The Compensation Committee determined to grant 2016 equity awards to our NEOs at levels sufficiently large enough to approximate the 60th percentile for referenced equity compensation levels provided by our peers, but then reduced the value of each grant (by 10% for our CEO and approximately 15% for our other NEOs) to conserve the number of shares available for future issuance under our 2008 Equity Incentive Plan, or the 2008 Plan. The Compensation Committee largely took into pay equity concerns into consideration when establishing awards and for that reason it referenced a weighted average peer group percentile that analyzed such NEOs as a group, which resulted in roughly equal awards to our NEOs other than our CEO, who received a larger grant consistent with his role and responsibilities. Mr. Jayaraman also received a larger grant as a newly hired executive in order to give him a sufficient equity stake in the Company to align his interests with that of our stockholders as well as to incentivize him to join us. Mr. Jayaraman’s option and RSU grants were made under our Inducement Plan. All other grants to NEOs were made under our 2008 Plan.

Option grants to our NEOs in 2016 were as follows:

Named Executive Officer	Option Shares	RSU Shares
William M. Greenman	315,000	67,500
Kevin D. Green	90,000	18,000
Richard Benjamin	45,000	9,000
Laurence M. Corash	90,000	18,000
Vivek Jayaraman	250,000	75,000

Our stock options generally have a ten-year term. Except with respect to the years of service awards that vest at the end of the quarter in which they are granted, stock options typically have six-month cliff vesting and thereafter vest monthly over the following 42 months and are therefore fully exercisable four years after the grant date. The exercise price of our options is the closing price per share on the date of grant. We typically grant options at the commencement of employment and annually thereafter. Beginning in December 2011, the Compensation Committee changed the timing of the annual option grant award to occur concurrently with the review of executive cash compensation, which typically occurs in February, with a grant date of March 1st. In awarding stock options, the Compensation Committee considers individual performance, overall contribution, executive officer retention, the number of unvested stock options and restricted stock units currently held by the executive, the total number of stock options and restricted stock units available for grant, and the levels of equity compensation provided by our peer companies to executives in similar positions. In addition, from time to time, the Compensation Committee may award a retention stock option grant to an employee.

Change of Control and Severance Benefits

Mr. Green, Dr. Corash, Dr. Benjamin and Mr. Jayaraman are each participants in our change of control severance plan, referred to elsewhere as the Severance Plan, and we have an employment agreement with Mr. Greenman, in each case providing for certain change of control related severance benefits. For more information regarding our change of control related severance benefits, please see the section below entitled “Employment, Severance and Change of Control Agreements.” The Compensation Committee believes that these change of control related severance benefits are an important element of our executive compensation and retention program, which has particular importance in the context of a change of control. Change of control benefits under Mr. Greenman’s employment agreement and the Severance Plan, including stock award vesting acceleration, are structured on a “double-trigger” basis, meaning that the executive officer must experience a constructive termination or a termination without cause in connection with the change of control in order for the change of control benefits to become due. The Compensation Committee believes that the events triggering payment, comprising both a change of control and an involuntary termination, and then only when there is no misconduct by the officer, are appropriate hurdles for the ensuing rewards. It is the Compensation Committee’s belief that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to diligently consider and pursue potential change of control transactions that may be in the best interests of our stockholders.

The severance benefits for Messrs. Greenman and Green contained in their employment agreements also provides for certain non-change of control related severance benefits in the event of an involuntary termination without cause or a constructive termination, including continued payment of salary and healthcare benefits and full acceleration of stock options, in exchange for a general release of claims. Our Board and Compensation Committee believe that the non-change of control related severance benefits provided to our NEOs are an important element of their retention and motivation and are consistent with compensation arrangements provided in a competitive market for executive talent. It is further believed that the benefits of such severance arrangements, including generally requiring a release of claims against us as a condition to receiving the severance benefits, are in the best interests of the company.

Other Benefits

We provide our executive officers with other benefits that we believe are reasonable and consistent with, or less than, what our peer group offers its executive officers and that help us to attract and retain high quality executives. The Compensation Committee periodically reviews the levels of benefits provided to our executive officers to ensure they remain reasonable and consistent with our compensation philosophy.

Our NEOs are eligible to participate in all of our employee benefit plans, such as the 401(k) Plan, medical, dental, vision coverage, short-term disability, long-term disability, group life insurance, cafeteria plan, and the 1996 Employee Stock Purchase Plan, in each case on the same basis as our other employees. We do not currently offer pension or other retirement benefits for our NEOs other than the 401(k) Plan.

In connection with his joining the Company, we agreed to reimburse Mr. Jayaraman up to $100,000 for certain relocation expenses if he relocated his residence to within a 30 mile commute from our corporate offices. All or a portion of the relocation benefits are subject to repayment by Mr. Jayaraman in the event of his termination of employment due to resignation or a termination for cause within a three year period following his commencement of employment in August 2016. The Compensation Committee determined that providing these relocation benefits was appropriate in order to incentivize him to relocate his residence closer to our corporate offices and thereby further focus his efforts on implementation of our business plan.

Risk Analysis

The Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company. The design of our compensation policies and programs encourage our employees to remain focused on both the short- and long-term goals of the company. For example, while our Bonus Plan measures performance on an annual basis, our equity awards typically vest over a number of years, which we believe encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

Compensation Recovery Policy

We do not have a policy to attempt to recover cash bonus payments paid to our executive officers if the performance objectives that led to the determination of such payments were to be restated, or found not to have been met to the extent the Compensation Committee originally believed. However, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of

2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive. In addition, we will comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will adopt a compensation recovery policy once the SEC adopts final regulations on the subject. Notwithstanding the fact that we do not have a policy to recover cash bonuses, our Compensation Committee carefully monitors the Company’s financial results and retains the discretion to reduce the cash bonuses that would otherwise have been paid under the Bonus Plan based on our level of attainment of our corporate and strategic goals to reflect subsequent developments.

Accounting and Tax Considerations

We account for stock-based awards exchanged for employee services in accordance with the Compensation—Stock Compensation topic of the Financial Accounting Standards Board Accounting Standards Codification. In accordance with the topic, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense over the period during which it is earned.

Section 162(m) of the Internal Revenue Code of 1986, as amended from time to time, or the Code, limits our deduction for federal income tax purposes to no more than $1.0 million of compensation paid to certain executive officers in a taxable year. Compensation above $1.0 million may be deducted if it is “performance-based compensation” within the meaning of the Code. While the Compensation Committee is mindful of the potential benefit to our performance of full deductibility of compensation, the Compensation Committee believes that it should not be constrained by the requirements of Section 162(m) of the Code where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the Compensation Committee has not adopted a policy that requires that all compensation be deductible and approval of compensation, including the grant of stock options or other “performance-based compensation” to our executive officers, by the Compensation Committee is not a guarantee of deductibility under the Code. We and the Compensation Committee intend to continue to evaluate the effects of the compensation limits of Section 162(m) of the Code and to grant compensation awards in the future in a manner consistent with the best interests of the company and our stockholders.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the year indicated with respect to the compensation earned by our principal executive officer, our principal financial officer and our three other most highly compensated executive officers at December 31, 2016. We refer to these individuals as our “named executive officers.”

SUMMARY COMPENSATION TABLE—FISCAL 2016, 2015 AND 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
William M. Greenman	2016	576,667			341,550	776,601	307,110	1,190	(4)	2,003,118
President and	2015	554,167	—			1,239,000	268,800	810		2,062,777
Chief Executive Officer	2014	520,833	—			1,175,720	244,125	810		1,941,488

Kevin D. Green	2016	351,333			91,080	221,886	124,821	776	(4)	789,896
Vice President, Finance	2015	335,562	—			371,700	125,120	7,079		839,461
and Chief Financial Officer	2014	307,568	790			452,200	54,800	840		816,198

Richard Benjamin(5)	2016	384,750			45,540	110,943	136,152	2,225	(4)	679,610
Chief Medical Officer	2015	178,551				920,395	60,800	124,981		1,284,727

Laurence M. Corash	2016	413,417			91,080	221,886	171,177	11,111	(6)	908,671
Chief Scientific Officer	2015	409,644	—			527,820	118,080	11,424		1,066,968
	2014	406,530	20,000			488,376	134,600	11,724		1,061,230

Vivek Jayaraman(7)	2016	137,550	53,333	(8)	477,000	770,700		180	(4)	1,438,763
Chief Commercial Officer

(1)	Represent the aggregate grant date fair value of RSU awards for the applicable fiscal year calculated in accordance with FASB ASC Topic 718. The grant date fair value of each RSU award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs, or the sale of the shares underlying such RSUs.

(2)	Represent the aggregate grant date fair value of stock option awards for the applicable fiscal year calculated in accordance with FASB ASC Topic 718, and does not take into account any estimated forfeitures. Assumptions used in the calculation of the grant-date fair value of stock option awards are set forth Note 13 “Stock-Based Compensation” in our 2016 Annual Report on Form 10-K. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the stock options, the exercise of stock options, or the sale of the shares underlying such stock options.
(3)	The dollar amounts in this column represent the cash bonus awarded under our Bonus Plan for the indicated fiscal year.
(4)	Represents group-term life insurance premiums that we paid.
(5)	Dr. Benjamin joined us in July 2015.
(6)	Represents group-term life insurance premiums in the amount of $10,661 and reimbursed gym membership fees in the amount of $450.
(7)	Mr. Jayaraman joined us in August 2016.
(8)	Represents the prorated portion of Mr. Jayaraman’s target amount that we agreed to pay him for 2016 in order to incentivize him to accept our offer of employment.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes grants of plan-based awards made to our named executive officers in 2016.

GRANTS OF PLAN-BASED AWARDS IN  FISCAL 2016

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
William M. Greenman			348,000
	3/1/2016	2/26/2016	—	67,500			341,550
					315,000	5.06	776,601
Kevin D. Green			141,440
	3/1/2016	2/26/2016	—	18,000			91,080
					90,000	5.06	221,886
Richard Benjamin			154,280
	3/1/2016	2/26/2016	—	9,000			45,540
					45,000	5.06	110,943
Laurence M. Corash			165,640
	3/1/2016	2/26/2016	—	18,000			91,080
					90,000	5.06	221,886
Vivek Jayaraman
	9/1/2016	8/31/2016	—	75,000			477,000
					250,000	6.36	770,700

(1)	The amounts shown reflect the target bonus awards for the fiscal year ended December 31, 2016 under the Bonus Plan based on our performance. The actual cash bonus award payments made pursuant to our Bonus Plan are reflected in the “Summary Compensation Table” above; accordingly, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2016. “Target” represents 40% of the base salary in effect at the time payment is made for Kevin Green, Laurence Corash and Richard Benjamin. Vivek Jayaraman, who joined us in August 2016, did not receive a non-equity incentive plan award, but did receive a bonus of $53,333, which represents the prorated portion of his target amount that we agreed to pay him for 2016 in order to incentivize him to accept our offer of employment. “Target” for our Chief Executive Officer represents 60% of his base salary in effect at the time payment is made. For a description of our Bonus Plan, please see “Compensation Discussion and Analysis—Executive Compensation Components and Decisions—Bonus Plan for 2016.”
(2)	RSUs and Options were granted under the 2008 Plan and, with respect to Mr. Jayaraman, the Inducement Plan. Options were with an exercise price equal to 100% of the fair market value on the date of grant. For a description of the terms of the options and RSUs granted in 2016, please see “Employment Agreements and Arrangements—RSU and Option Awards” below.
(3)	Represents the grant date fair value of each RSU and stock option award, calculated in accordance with FASB ASC Topic 718.

The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excludes the effect of estimated forfeitures. Assumptions used in the calculation of the grant date fair value for the stock option awards are set forth Note 13 “Stock-Based Compensation” in our 2016 Annual Report on Form 10-K. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

Employment Agreements. Each of our named executive officers has entered into written employment agreements with us. For a description of these employment agreements, please see the section under the heading “Employment, Severance and Change of Control Agreements” below.

Annual Bonus Plan. Our Bonus Plan for Senior Management of Cerus Corporation, or our Bonus Plan, provides for annual bonus award opportunities to reward executive officers for performance in the prior fiscal year.

RSU and Option Awards. In addition to salary and short-term incentive compensation under our Bonus Plan, we provide our executive officers with long-term incentives, in the form of RSUs and stock options. With the exception of the grant to Mr. Jayaraman, RSUs granted in 2016 were granted under our 2008 Plan. These RSUs vest in three equal installments on each anniversary of the vesting commencement date. With the exception of the grant to Mr. Jayaraman, stock options in 2016 were granted under our 2008 Plan and generally have a ten-year term. These stock options vest, subject to continued service with us, as to 12.5% of the shares subject to the award on the six month anniversary of the vesting commencement date and then in 42 equal monthly installments thereafter and are therefore fully exercisable within four years of the grant date. The grants to Mr. Jayaraman were made under our Inducement Plan, however the terms and conditions of those grants are substantially similar to grants made under the 2008 Plan. If Proposal No. 2 is approved, the Restated 2008 Plan will become effective on the date of the annual meeting and no additional awards will be granted under our Inducement Plan. All options granted in 2016 were granted with an exercise price equal to 100% of the fair market value of our common stock on the date of grant.

Change of Control and Severance Plans. The employment agreements referred to above provide for severance benefits, which are described in more detail under the heading “Employment, Severance and Change of Control Agreements” below. In addition, effective September 2005, and amended and restated as of December 11, 2008, we adopted a change of control severance benefit plan, or the Severance Plan, that provides for severance benefits as a result of termination of employment in particular circumstances in connection with a change of control and is described in more detail under the heading “Employment, Severance and Change of Control Agreements” below. Each of Drs. Corash and Benjamin, Mr. Green and Mr. Jayaraman are participants in the Severance Plan.

401(k) Plan. Our 401(k) Profit Sharing Plan, or the 401(k) Plan, enables eligible employees to save for retirement. As well as retirement benefits, the 401(k) Plan provides certain benefits in the event of death, disability, or other termination of employment. The 401(k) Plan is for the exclusive benefit of eligible employees and their beneficiaries. The 401(k) Plan allows employees to shelter a percentage of their income from taxes and choose from a number of investment funds while saving for retirement. All employees who are not residents of Puerto Rico, covered by a collective bargaining agreement for which retirement benefits have been the subject of good faith negotiations, a leased employee or a nonresident alien with no income from a U.S. source are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Enrollments are effective and contributions can begin on the first day of the month after hire. The 401(k) Plan has a rollover feature and also allows for borrowing against the balance in the account. Employees can make pre-tax dollar contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS unless their participation level is limited by IRS non-discrimination testing requirements.

A variety of investment funds are available and money can be allocated among them as employees wish, in any percentage increments. Deferral amount elections may be made and/or changed on a monthly basis. With some limitations, employees may change their investment choices daily.

Other Compensatory Arrangements. For a description of the other elements of our executive compensation program, see “Compensation Discussion and Analysis—Executive Compensation Components and Decisions—Other Benefits” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended December 31, 2016, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
William M. Greenman	30,000	—		8.73	9/30/2017	67,500	(2)	293,625
	40,000	—		4.19	9/30/2018
	150,000	—		0.79	1/11/2019
	100	—		1.06	4/22/2019
	40,000	—		2.15	9/30/2019
	100,000	—		3.00	8/31/2020
	550,000	—		2.70	4/18/2021
	100,000	—		2.08	8/31/2021
	380,000	—		3.75	2/28/2022
	365,625	24,375	(3)	3.66	2/28/2023
	223,437	101,563	(4)	6.28	3/2/2024
	218,750	281,250	(5)	4.46	3/1/2025
	59,062	255,938	(6)	5.06	2/28/2026

Kevin D. Green	25,000	—		10.15	1/2/2016	18,000	(2)	78,300
	7,500	—		8.73	9/30/2017
	23,000	—		0.79	1/11/2019
	50,000	—		1.05	4/30/2019
	25,000	—		2.15	9/30/2019
	50,000	—		3.00	8/31/2020
	50	—		2.48	1/2/2021
	80,000	—		2.08	8/31/2021
	95,000	—		3.75	2/28/2022
	93,750	6,250	(3)	3.66	2/28/2023
	85,937	39,063	(4)	6.28	3/2/2024
	65,625	84,375	(5)	4.46	3/1/2025
	16,875	73,125	(6)	5.06	2/28/2026

Laurence M. Corash	30,000	—		8.73	9/30/2017	18,000	(2)	78,300
	35,000	—		4.19	9/30/2018
	16,250	—		2.08	8/31/2021
	130,000	—		3.75	2/28/2022
	109,375	10,625	(3)	3.66	2/28/2023
	92,812	42,188	(4)	6.28	3/2/2024
	67,812	87,188	(5)	4.46	3/1/2025
	—	50,000	(7)	5.13	2/31/2025
	16,875	73,125	(6)	5.06	2/28/2026

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Richard Benjamin	123,958	226,042	(8)	4.72	8/31/2025	9,000	(2)	39,150
	8,437	36,563	(6)	5.06	2/28/2026

Vivek Jayaraman	—	250,000	(9)	6.36	8/31/2026	75,000	(10)	326,250

(1)	The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $4.35, the closing price of our common stock on December 30, 2016.
(2)	The shares subject to this RSU award vest in three equal annual installments commencing on March 10, 2017.
(3)	The shares subject to this stock option award vested as to 12.5% of the shares on September 1, 2013, and vest as to the remainder of the shares in 42 equal monthly installments thereafter.
(4)	The shares subject to this stock option award vested as to 12.5% of the shares on September 1, 2014, and vest as to the remainder of the shares in 42 equal monthly installments thereafter.
(5)	The shares subject to this stock option award vested as to 12.5% of the shares on September 1, 2015, and vest as to the remainder of the shares in 42 equal monthly installments thereafter.
(6)	The shares subject to this stock option award vested as to 12.5% of the shares on September 1, 2016, and vest as to the remainder of the shares in 42 equal monthly installments thereafter.
(7)	The shares subject to this stock option award vest as to 50% of the shares on June 1, 2017, and vest as to the remainder of the shares in 24 equal monthly installments thereafter.
(8)	The shares subject to this stock option award vest as to 12.5% of the shares on January 13, 2016, and vest as to the remainder of the shares in 42 equal monthly installments thereafter.
(9)	The shares subject to this stock option award vest as to 12.5% of the shares on March 1, 2017, and vest as to the remainder of the shares in 42 equal monthly installments thereafter.
(10)	The shares subject to this RSU award vest in four equal annual installments commencing on August 29, 2017.

OPTION EXERCISES AND STOCK VESTED

The following table shows for the fiscal year ended December 31, 2016, certain information regarding option exercises during the last fiscal year with respect to our named executive officers. No shares of stock, including restricted stock, restricted stock units or similar instruments, vested during 2016 with respect to any of our named executive officers.

OPTION EXERCISES AND STOCK VESTED  IN FISCAL 2016

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
William M. Greenman	55,000	31,350
Kevin D. Green	17,150	15,480
Laurence M. Corash	30,000	36,390
Richard Benjamin	—	—
Vivek Jayaraman	—	—

(1)	The value realized on exercise is calculated based on the difference between the exercise price of each option exercised and the closing price of our common stock on the date of exercise multiplied by the number of shares underlying each option exercised, and does not represent actual amounts received by the named executive officers as a result of the option exercises.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

Except as set forth below, we do not have employment agreements currently in effect with any of our named executive officers. However, from time to time, we have provided an offer letter in connection with an executive officer’s commencement of employment, which describes such executive officer’s initial terms of employment.

William M. Greenman, our President and Chief Executive Officer, is a party to an agreement with us, dated as of May 12, 2011, which provides for an initial annual base salary of $415,000 and participation in our Bonus Plan, with a target bonus of 60% of Mr. Greenman’s base salary. In connection with his appointment as our President and Chief Executive Officer, Mr. Greenman was granted an option, pursuant to the 2008 Plan, to purchase 550,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant. The stock option vested over a four year period, with 12.5% of the shares subject to the option vesting six months after the vesting commencement date and the remainder vesting in equal monthly installments thereafter. The agreement also provides that, in the event Mr. Greenman’s employment is terminated by us without cause, subject to his execution of a release of claims, and in each case other than within 12 months following a change of control, he will be entitled to receive severance pay equal to 12 months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for 12 months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Greenman’s stock options will accelerate in full as of the date of termination.

In the event Mr. Greenman’s employment is terminated by us without cause or by him as a good reason resignation within 12 months following a change in control, subject to his execution of a release of claims, he will be entitled to receive severance pay equal to 18 months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of a lump sum on the first regular payroll date following the effective date of the release, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for 18 months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Greenman’s stock options will accelerate in full as of the date of termination.

Kevin D. Green, our Vice President, Finance and Chief Financial Officer, is a party to an agreement with us, dated as of May 1, 2009, which provides for an initial annual base salary of $220,000, participation in our Bonus Plan and the grant of an option, pursuant to the 2008 Plan, to purchase 50,000 shares of our common stock. The option has an exercise price equal to the fair market value of our common stock on the date of grant and vested over a four year period, with 12.5% of the shares subject to the option vesting six months after the vesting commencement date and the remainder vesting in equal monthly installments thereafter. The agreement also provides that, in the event Mr. Green’s employment is terminated by us without cause, subject to his execution of a release of claims, and in each case other than within 12 months following a change of control, he will be entitled to receive severance pay equal to six months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for six months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Green’s stock options will accelerate in full as of the date of termination. Mr. Green is also a participant in our a change of control severance benefit plan, or the Severance Plan, which provides for compensation payable to him in the event his employment is terminated following a change of control.

Laurence M. Corash, our Chief Scientific Officer, is a party to an agreement with us, dated as of March 2, 2010, which provides for an initial annual base salary of $375,000.00 and participation in our Bonus Plan. Dr. Corash is also a participant in our Severance Plan, which provides for compensation payable to him in the event his employment is terminated following a change of control.

Vivek Jayaraman, our Chief Commercial Officer, is a party to an agreement with us, dated as of May 31, 2016, which provides for an initial annual base salary of $400,000, participation in our Bonus Plan (with a target bonus of 40% of Mr. Jayaraman’s base salary) and the grant of an option to purchase 250,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant and vested over a four year period, with 12.5% of the shares subject to the option vesting six months after the vesting commencement date and the remainder vesting in equal monthly installments thereafter. The agreement also provides for the grant of 75,000 RSUs, vesting annually over four years from the vesting commencement date. The agreement also provides that we will reimburse Mr. Jayaraman up to $100,000 for certain relocation expenses if he relocates his residence to within a 30 mile commute from our corporate offices, within a three year period following his commencement of employment in August 2016. All or a portion of the relocation benefits are subject to repayment by Mr. Jayaraman in the event of his termination of employment due to resignation or a termination for cause within a three-year period following his commencement of employment in August 2016. Mr. Jayaraman is also a participant in our Severance Plan, which provides for compensation payable to him in the event his employment is terminated following a change of control.

Richard J. Benjamin, our Chief Medical Officer, is a party to an agreement with us, dated as of May 12, 2015, which provides for an initial annual base salary of $380,000, participation in our Bonus Plan (with a target bonus of 40% of Dr. Benjamin’s base salary) and the grant of an option to purchase 350,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant and vested over a four year period, with 12.5% of the shares subject to the option vesting six months after the vesting commencement date and the remainder vesting in equal monthly installments thereafter. The agreement also provides that we will reimburse Dr. Benjamin up to $150,000 for certain moving expenses within a one-year period following his commencement of employment in July 2015. All or a portion of the relocation benefits are subject to repayment by Dr. Benjamin in the event of his termination of employment due to resignation or a termination for cause within a one-year period following his commencement of employment in July 2015. Dr. Benjamin is also a participant in our Severance Plan, which provides for compensation payable to him in the event his employment is terminated following a change of control.

Severance Plan. Effective September 2005 and amended and restated as of December 11, 2008, we adopted the Severance Plan, that provides for severance benefits as a result of termination of employment in particular circumstances in connection with a change of control. At the time the Severance Plan was put in place, each of our executive officers with an individually negotiated agreement providing for severance benefits was given the option of participating in the Severance Plan or continuing to receive the severance benefits provided for in his agreement. Mr. Greenman and Dr. Corash each opted to participate in the Severance Plan. In connection with Mr. Greenman’s appointment as our President and Chief Executive Officer, however, he entered into the employment letter described above and is no longer a participant in the Severance Plan. Dr. Benjamin and Messrs. Green and Jayaraman are also participants in the Severance Plan. The Severance Plan provides for the payment of certain benefits to certain eligible employees in exchange for an effective release of claims in the event the employee is terminated by us without cause or by him as a good reason resignation on or within 12 months following a change of control (as such terms are defined in the Severance Plan). The severance compensation consists of a lump sum cash severance payment equal to 12 months of the participant’s annual base salary (excluding incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation) as in effect during the last regularly scheduled payroll period immediately preceding the termination event. Additionally, the Severance Plan provides for paid COBRA premiums for continuation coverage (including coverage for his eligible dependents) for 12 months and accelerated vesting and exercisability of all of the participant’s then-outstanding stock option awards.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table provides information on severance benefits that would become payable under the existing employment, severance and change in control agreements if the employment of our named executive officers had terminated on December 31, 2016. In addition, the table sets forth the amounts to which the named executive officers would be entitled under the 2008 Plan if, upon a change in control, the surviving or acquiring corporation refuses to assume or continue the outstanding stock options held by the named executive officers, or to substitute for similar options.

Name and Principal Position	Voluntary Termination for Good Reason or Involuntary Termination On or Within 12 Months After a Change of Control						Involuntary Termination Without Cause Absent a Change of Control						Payments upon a Change of Control
	Health Care Benefits ($)		Salary ($)		Equity Acceleration ($)		Health Care Benefits ($)		Salary ($)		Equity Acceleration ($)		Equity Acceleration ($)(9)
William M. Greenman	49,449	(1)	870,000	(2)	310,444	(3)	32,966	(4)	580,000	(5)	16,819	(3)	310,444
President and Chief Executive Officer

Kevin D. Green	29,162	(4)	353,600	(8)	82,613	(3)	14,581	(7)	176,800	(6)	4,313	(3)	82,613
Vice President, Finance and Chief Accounting Officer

Richard Benjamin	20,367	(4)	385,700	(8)	39,150	(3)	—		—		—		39,150
Chief Medical Officer

Laurence M. Corash	11,904	(4)	414,400	(8)	85,631	(3)	—		—		—		85,631
Chief Scientific Officer

Vivek Jayaraman	11,801	(4)	400,000	(8)	326,250	(3)	—		—		—		326,250
Chief Commercial Officer

(1)	Represents the aggregate amount of our share of the cost of 18 months of COBRA premiums.
(2)	Represents 18 months of the executive’s base salary as of December 31, 2016 payable in a lump sum amount following an involuntary termination of employment or voluntary termination for good reason on or within 12 months following a change of control.
(3)	Represents the excess of fair market value of those unvested shares subject to outstanding equity awards with accelerated vesting that were exercisable on December 30, 2016 and were in the money, calculated based on the closing price of $4.35 of our common stock on December 30, 2016, the last trading day of fiscal 2016, over the aggregate exercise price of such awards.
(4)	Represents the aggregate amount of our share of the cost of 12 months of COBRA premiums.
(5)	Represents the aggregate amount of the executive’s base salary as of December 31, 2016, payable over the 12 month period following an involuntary termination of the executive’s employment by us other than for cause.
(6)	Represents the aggregate amount of the executive’s base salary as of December 31, 2016, payable over the 6 month period following an involuntary termination of the executive’s employment by us other than for cause.
(7)	Represents the aggregate amount of our share of the cost of 6 months of COBRA premiums.
(8)	Represents 12 months of the executive’s base salary as of December 31, 2016, payable in a lump sum amount following an involuntary termination of employment or voluntary termination for good reason on or within 12 months following a change of control.
(9)	These benefits would be payable pursuant to the terms of the applicable equity agreement for equity granted pursuant to the 2008 Plan, which were outstanding as of December 31, 2016, if, upon a change in control, the surviving or acquiring corporation refuses to assume or continue the outstanding equity awards held by the named executive officers, or to substitute for similar equity awards.

In addition to the benefits described and quantified above, the 2008 Plan provides for an extended period of time during which an optionholder may exercise options following the optionholder’s termination of service, which time period we refer to as the post-termination exercise period. Generally, under the 2008 Plan, if an optionholder’s service relationship with us ends, the optionholder may exercise any vested options for up to three months after the date that the service relationship ends. However, if the optionholder’s service relationship with us ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months in the event of disability or 18 months in the event of death, after the date the service relationship ends. Accordingly, each of the named executive officers would be entitled to an extended post-termination exercise period in the event of a termination due to death or disability.

DIRECTOR COMPENSATION

The Compensation Committee reviews director compensation on a periodic basis. In late 2015, the Compensation Committee engaged Radford Consulting to provide an assessment of the compensation of our Board. Based on that assessment, the Board made no changes to the then-current cash compensation arrangements for our directors, as further described below. However, the equity component of our director compensation was modified to provide each continuing director with an annual grant with a total value of $115,000, divided equally between stock options and RSUs, with the exception of our Chair, who would receive a grant with a total value of $140,000, divided equally between stock options and RSUs. The number of shares subject to each award was determined by dividing the target dollar value by (a) in the case of stock options, the Black-Scholes value of a stock option share, determined using the Company’s average closing stock price for the 30 trading days preceding the grant date, and (b) in the case of RSUs, the Company’s average closing stock price for the 30 trading days preceding the grant date. As a result, each of our non-employee directors received a non-qualified stock option grant covering 20,743 shares of our common stock, or 25,252 shares in the case of the Chair of the Board, and an RSU grant covering 10,133 shares, or 12,336 shares in the case of the Chair of the Board. These equity grants were made pursuant to the terms of the 2008 Plan. Stock options granted to our directors had an exercise price equal to the fair market value of our common stock on the date of grant and a term of ten years. In the event of a change in control, the directors’ awards will become fully vested.

For 2017, our Board reduced the aggregate value of the annual grants for continuing directors from $115,000 to $100,000 and from $140,000 to $125,000 for the Chair of our Board, still divided equally between stock options and RSUs. The new values generally approximate the 50th percentile of our peer group and will help minimize dilution to stockholders.

For the year ended December 31, 2016, each director, other than the Chair of the Board, who is not also one of our officers or employees, was compensated for his or her services as a director at the rate of $40,000 per year. The Chair of the Board received an annual retainer of $62,500 per year. The annual retainer was paid to our non-employee directors in equal quarterly installments. In addition to the annual retainer, the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees received an additional annual retainer of $26,000, $15,000 and $10,000, respectively. Each other member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee who is not one of our employees received an annual retainer of $13,000, $8,000 and $6,000, respectively. All directors, including those who are our officers or employees, were reimbursed for expenses incurred in connection with attending Board or committee meetings For 2017, our Board did not make any changes to the then-current cash compensation arrangements for our directors.

If any new director joins the Board, the Board will determine whether his or her compensation for his or her first year of service shall be different from the annual compensation described above.

DIRECTOR COMPENSATION—FISCAL 2016

The following table shows for the fiscal year ended December 31, 2016 certain information with respect to the compensation of all non-employee directors of Cerus who served in such capacity during 2016. Mr. Greenman and Dr. Corash received no compensation for their services as directors, and are not included in the table below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Stock Awards ($)(2)(3)(4)	Total ($)
Daniel N. Swisher, Jr.	81,500	75,003	75,003	231,506
Timothy B. Anderson	63,000	61,611	61,609	186,220
Bruce C. Cozadd	74,000	61,611	61,609	197,220
Gail Schulze	55,000	61,611	61,609	178,220
Frank Witney	48,000	61,611	61,609	171,220

(1)	The amounts reported in this column represent the grant-date fair value of all options granted during 2016, calculated in accordance with FASB ASC Topic 718, and do not take into account any estimated forfeitures. For additional information on the valuation assumptions with respect to these option grants, refer to Note 13 “Stock-Based Compensation” in our 2016 Annual Report on Form 10-K.
(2)	The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2016 was as follows: 174,543 shares for Mr. Anderson; 257,043 shares for Mr. Cozadd; 254,837 shares for Ms. Schulze; 180,379 shares for Mr. Swisher and 125,743 shares for Dr. Witney. The aggregate number of shares subject to outstanding RSUs held by each director listed in the table above as of December 31, 2016 was as follows: 10,133 shares for Mr. Anderson; 10,133 shares for Mr. Cozadd; 10,133 shares for Ms. Schulze; 12,336 shares for Mr. Swisher and 10,133 shares for Dr. Witney.

(3)	The annual option grants become vested and exercisable in 12 equal monthly installments and the RSUs become vested on the one year anniversary of the grant date, with the grant date being the date of our annual meeting (or, if such date is not a market trading day, the first market trading day thereafter) and the final vesting date in each case being the earlier of the one-year anniversary of the grant date, or the day prior to the next annual meeting), so long as the director’s service is not interrupted during the period preceding each vesting date.
(4)	The amounts reported in this column represent the aggregate grant date fair value of RSU awards granted during 2016 calculated in accordance with FASB ASC Topic 718. The grant date fair value of each RSU award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs, or the sale of the shares underlying such RSUs.

Compensation Committee Report1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or the CD&A, contained herein. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in the proxy statement for the 2017 annual meeting of stockholders and included in our Annual Report on Form 10-K for the fiscal year ended 2016.

Compensation Committee:
Ms. Gail Schulze
Mr. Bruce C. Cozadd
Dr. Frank Witney

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Mr. Cozadd, Ms. Schulze and Dr. Witney, each of whom served on our Compensation Committee for all of 2016. No member of the Compensation Committee is or has ever been one of our officers or employees. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee, nor has such a relationship existed in the past.

[1]	The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 8, 2017:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere in the registrant’s Annual Report on Form 10-K filed with the SEC on March 8, 2017, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(22)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(22)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(28)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(8)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(14)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(15)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(7)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(29)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.3(7)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.4(23)†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

10.5(30)†	Amendment #2 to Supply and Manufacturing Agreement, dated December 23, 2014, by and between Cerus Corporation and Porex Corporation.

10.6(38)	Amendment #3 to Supply and Manufacturing Agreement, dated December 20, 2016, by and between Cerus Corporation and Porex Corporation.

10.7(38)	Amendment #4 to Supply and Manufacturing Agreement, dated January 31, 2017, by and between Cerus Corporation and Porex Corporation.

10.8(34)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.9(10)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.10(35)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation

10.11(19)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.12(24)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.13(28)†	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.14(34)	First Amendment to Loan and Security Agreement, dated January 30, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.15(33)†	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.16(37)	Third Amendment to Loan and Security Agreement, dated July 28, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.17(38)	Fourth Amendment to Loan and Security Agreement, dated October 25, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.18(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.19(9)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.20(16)	Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.21(25)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.22(31)	Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

Employment Agreements or Offer Letters

10.23(18)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.24(23)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.25(25)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.26(17)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.27(14)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.28(23)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.29(25)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.30(33)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.31(34)*	Settlement Agreement, by and between Cerus Europe B.V. and Caspar Hogeboom, dated December 23, 2015.

10.32(34)*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015.

10.33(37)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.34(1)*	1996 Equity Incentive Plan.

10.35(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.36(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.37(32)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.38(2)*	1998 Non-Officer Stock Option Plan.

10.39(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.40(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.41(32)*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.42(20)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.43(20)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.44(20)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.45(36)*	Cerus Corporation Inducement Plan.

10.46(36)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.47(36)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Award Agreement under the Cerus Corporation Inducement Plan.

Other Compensatory Plans or Agreements

10.48(23)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.49(11)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.50(13)*	Form of Severance Benefits Agreement.

10.51(26)*	Amended and Restated Non-Employee Director Compensation Policy.

10.52(35)*	2015 and 2016 Executive Officer Compensation Arrangements.

Other Material Agreements

10.53(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.54(12)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.55(21)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.56(27)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.57(35)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.58(16)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.59(16)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.60(6)†	Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1(38)	Computation of Earnings to Fixed Charges.

21.1(38)	List of Registrant’s subsidiaries.

23.1(38)	Consent of Independent Registered Public Accounting Firm.

24.1(38)	Power of Attorney.

31.1(38)	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(38)	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(39)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(38)	XBRL Instance Document

101.SCH(38)	XBRL Taxonomy Extension Schema Document

101.CAL(38)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(38)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(38)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(38)	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibit are subject to a confidential treatment order.
*	Compensatory Plan.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.
(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.
(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.
(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.
(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.
(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.
(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.
(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.
(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.
(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.
(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.
(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.
(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.
(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.
(29)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.
(30)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2014.
(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.
(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.
(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.
(34)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2015.
(35)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.
(36)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2016

(37)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.
(38)	Incorporated by reference to the like-described exhibit to Registrant’s Annual on Form 10-K, for the year ended December 31, 2016.
(39)	Incorporated by reference to the like-described exhibit to Registrant’s Annual on Form 10-K, for the year ended December 31, 2016. The certification attached as Exhibit 32.1 accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant’s under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 31st day of May, 2017.

CERUS CORPORATION

By:	/s/ WILLIAM M. GREENMAN
William M. Greenman
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1(22)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(22)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(22)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(28)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(8)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(14)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(15)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(7)†	Supply Agreement, dated December 19, 2007, by and between Cerus Corporation and Brotech Corporation d/b/a Purolite Company.

10.2(29)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.3(7)†	Supply and Manufacturing Agreement, dated March 1, 2008, by and between Cerus Corporation and Porex Corporation.

10.4(23)†	First Amendment to Supply and Manufacturing Agreement, dated November 28, 2012, by and between Cerus Corporation and Porex Corporation.

10.5(30)†	Amendment #2 to Supply and Manufacturing Agreement, dated December 23, 2014, by and between Cerus Corporation and Porex Corporation.

10.6(38)	Amendment #3 to Supply and Manufacturing Agreement, dated December 20, 2016, by and between Cerus Corporation and Porex Corporation.

10.7(38)	Amendment #4 to Supply and Manufacturing Agreement, dated January 31, 2017, by and between Cerus Corporation and Porex Corporation.

10.8(34)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.9(10)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.10(35)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation

10.11(19)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.12(24)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.13(28)†	Loan and Security Agreement, dated as of June 30, 2014, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.14(34)	First Amendment to Loan and Security Agreement, dated January 30, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.15(33)†	Second Amendment to Loan and Security Agreement, dated September 29, 2015, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.16(37)	Third Amendment to Loan and Security Agreement, dated July 28, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.17(38)	Fourth Amendment to Loan and Security Agreement, dated October 25, 2016, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.18(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.19(9)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.20(16)	Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.21(25)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.22(31)	Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

Employment Agreements or Offer Letters

10.23(18)*	Employment Letter, by and between Cerus corporation and William M. Greenman, dated May 12, 2011.

10.24(23)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.25(25)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.26(17)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.27(14)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.28(23)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.29(25)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.30(33)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.31(34)*	Settlement Agreement, by and between Cerus Europe B.V. and Caspar Hogeboom, dated December 23, 2015.

10.32(34)*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015.

10.33(37)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.34(1)*	1996 Equity Incentive Plan.

10.35(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.36(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.37(32)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.38(2)*	1998 Non-Officer Stock Option Plan.

10.39(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.40(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.41(32)*	Amended and Restated 2008 Equity Incentive Plan, effective June 10, 2015.

10.42(20)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.43(20)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.44(20)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.45(36)*	Cerus Corporation Inducement Plan.

10.46(36)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.47(36)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Award Agreement under the Cerus Corporation Inducement Plan.

Other Compensatory Plans or Agreements

10.48(23)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.49(11)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.50(13)*	Form of Severance Benefits Agreement.

10.51(26)*	Amended and Restated Non-Employee Director Compensation Policy.

10.52(35)*	2015 and 2016 Executive Officer Compensation Arrangements.

Other Material Agreements

10.53(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.54(12)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.55(21)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.56(27)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.57(35)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.58(16)†	Restructuring Agreement, dated as of February 2, 2005, by and among Cerus Corporation, Baxter Healthcare S.A. and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare Corporation).

10.59(16)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

10.60(6)†	Commercialization Transition Agreement, dated as of February 12, 2006, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1(38)	Computation of Earnings to Fixed Charges.

21.1(38)	List of Registrant’s subsidiaries.

23.1(38)	Consent of Independent Registered Public Accounting Firm.

24.1(38)	Power of Attorney.

31.1(38)	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(38)	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(39)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(38)	XBRL Instance Document

101.SCH(38)	XBRL Taxonomy Extension Schema Document

101.CAL(38)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(38)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(38)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(38)	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this exhibit are subject to a confidential treatment order.
*	Compensatory Plan.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.
(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.
(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.
(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.
(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.
(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.
(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.
(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.
(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.
(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.
(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.
(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.
(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.
(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.
(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.
(29)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.
(30)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2014.
(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.
(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.
(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.
(34)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2015.
(35)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.
(36)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on August 31, 2016
(37)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.
(38)	Incorporated by reference to the like-described exhibit to Registrant’s Annual on Form 10-K, for the year ended December 31, 2016.
(39)	Incorporated by reference to the like-described exhibit to Registrant’s Annual on Form 10-K, for the year ended December 31, 2016. The certification attached as Exhibit 32.1 accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Registrant’s under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.