Form 10-Q
period 2017-06-30
CERUS CORP
filed 2017-08-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 27, 2017, there were 109,137,885 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED June 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,278	$22,560
Short-term investments	30,628	45,116
Investment in marketable equity securities	—	3,952
Accounts receivable	7,932	6,868
Inventories	12,213	12,531
Other current assets	3,256	3,078
Total current assets	74,307	94,105
Non-current assets:
Property and equipment, net	2,673	2,985
Goodwill	1,316	1,316
Intangible assets, net	637	738
Restricted cash	248	184
Other assets	4,304	4,148
Total assets	$83,485	$103,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,564	$8,587
Accrued liabilities	9,787	11,218
Debt - current	5,548	6,934
Deferred product revenue - current	398	149
Total current liabilities	25,297	26,888
Non-current liabilities:
Debt - non-current	11,914	12,441
Manufacturing and development obligations - non-current	5,351	4,770
Other non-current liabilities	1,632	1,590
Total liabilities	44,194	45,689
Commitments and contingencies
Stockholders' equity:
Common stock	109	103
Additional paid-in capital	735,600	718,299
Accumulated other comprehensive (loss) income	(19)	103
Accumulated deficit	(696,399)	(660,718)
Total stockholders' equity	39,291	57,787
Total liabilities and stockholders' equity	$83,485	$103,476

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product revenue	$9,525	$9,251	$16,531	$16,883
Cost of product revenue	4,360	4,976	8,054	9,239
Gross profit on product revenue	5,165	4,275	8,477	7,644
Government contracts revenue	1,667	—	3,095	—
Operating expenses:
Research and development	8,891	8,557	18,041	15,474
Selling, general and administrative	14,094	12,406	27,727	24,153
Amortization of intangible assets	51	51	101	101
Total operating expenses	23,036	21,014	45,869	39,728
Loss from operations	(16,204)	(16,739)	(34,297)	(32,084)
Non-operating income (expense), net:
Foreign exchange (loss) gain	(14)	101	(59)	(16)
Interest expense	(501)	(658)	(1,032)	(1,313)
Other income, net	3,512	113	3,618	179
Total non-operating income (expense), net	2,997	(444)	2,527	(1,150)
Loss before income taxes	(13,207)	(17,183)	(31,770)	(33,234)
Provision for income taxes	3,876	983	3,911	1,795
Net loss	$(17,083)	$(18,166)	$(35,681)	$(35,029)

Net loss per share:
Basic	$(0.16)	$(0.18)	$(0.34)	$(0.35)
Diluted	$(0.16)	$(0.18)	$(0.34)	$(0.35)
Weighted average shares outstanding used for calculating net loss per share:
Basic	105,044	101,563	104,308	100,517
Diluted	105,044	101,563	104,308	100,517

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(17,083)	$(18,166)	$(35,681)	$(35,029)
Other comprehensive gains (losses):
Unrealized gains (losses) on available-for-sale investments, net of taxes of zero and $(205) for the three months ended June 30, 2017 and 2016, respectively, and zero and $(2,263) for the six months ended June 30, 2017 and 2016, respectively	124	(389)	(122)	(4,311)
Comprehensive loss	$(16,959)	$(18,555)	$(35,803)	$(39,340)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(35,681)	$(35,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	964
Stock-based compensation	4,617	3,862
Bad debt expense	658	—
Non-cash interest expense	285	603
Deferred income taxes	12	18
Non-cash tax expense from other unrealized loss on available-for-sale securities	3,825	1,702
Gain on sale of investment in marketable equity securities	(3,466)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,722)	645
Inventories	237	(1,318)
Other assets	704	435
Accounts payable	1,085	1,902
Accrued liabilities	(1,457)	(458)
Manufacturing and development obligations	419	(1,082)
Deferred product revenue	233	189
Net cash used in operating activities	(29,347)	(27,567)
Investing activities
Capital expenditures	(353)	(118)
Purchases of investments	(20,749)	(70,560)
Proceeds from maturities and sale of investments	38,465	19,500
Net cash provided by (used in) investing activities	17,363	(51,178)
Financing activities
Net proceeds from equity incentives	2,052	907
Net proceeds from public offering	9,644	14,547
Repayment of debt	(1,930)	(60)
Net cash provided by financing activities	9,766	15,394
Net decrease in cash, cash equivalents and restricted cash	(2,218)	(63,351)
Cash, cash equivalents and restricted cash, beginning of period	22,744	71,630
Cash, cash equivalents and restricted cash, end of period	$20,526	$8,279

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future periods.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the three and six months ended June 30, 2017 and 2016 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

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

The Company receives reimbursement under its U.S. government contract that supports research and development of defined projects. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities are designated as available-for-sale and classified as short-term investments or investment in marketable equity securities, in accordance with ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized (losses) gains on available-for-sale investments, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

As of June 30, 2017 and December 31, 2016, the Company had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2017, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at June 30, 2017 and December 31, 2016. These customers cumulatively represented approximately 46% of the Company’s outstanding trade receivables at both June 30, 2017 and December 31, 2016. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2017 and December 31, 2016, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2017 and December 31, 2016, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At both June 30, 2017 and December 31, 2016, the Company had $0.2 million recorded for potential obsolete, expiring or unsalable product.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and six months ended June 30, 2017 and 2016.

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

For the three and six months ended June 30, 2017 and 2016, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents shares underlying stock options, restricted stock units, and employee stock purchase plan rights that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2017 and 2016 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of anti-dilutive potential shares:
Stock options	17,966	15,891	17,321	15,331
Restricted stock units	1,350	640	1,159	428
Employee stock purchase plan rights	43	27	75	19
Total	19,359	16,558	18,555	15,778

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2017 and December 31, 2016.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company will adopt this ASU on January 1, 2018, using the modified retrospective approach. To date the Company has primarily derived its revenues from product sales of its INTERCEPT Blood System and reimbursement under its U.S. government contract. The Company has categorized its current revenue streams into homogenous populations based on the terms and conditions included in the contracts of its customers to date. The Company is currently in the process of evaluating the impact of the adoption to the Company’s financial statements as well as the disclosure requirements under the new standard. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of this ASU, which will increase the Company’s total assets and total liabilities.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on the Company’s consolidated financial statements.

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2017 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,143	$—	$—	$6,143
United States government agency securities	19,142	1	(14)	19,129
Corporate debt securities	12,012	—	(6)	12,006
Total available-for-sale securities	$37,297	$1	$(20)	$37,278

The following is a summary of available-for-sale securities at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,991	$—	$—	$8,991
United States government agency securities	8,030	—	(1)	8,029
Corporate debt securities	37,110	—	(23)	37,087
Marketable equity securities	—	3,952	—	3,952
Total available-for-sale securities	$54,131	$3,952	$(24)	$58,059

Available-for-sale securities at June 30, 2017 and December 31, 2016, consisted of the following by contractual maturity (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$37,297	$37,278	$54,131	$54,107
Marketable equity securities	—	—	—	3,952
Greater than one year and less than five years	—	—	—	—
Total available-for-sale securities	$37,297	$37,278	$54,131	$58,059

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$13,039	$(14)	$—	$—	$13,039	$(14)
Corporate debt securities	10,505	(6)	—	—	10,505	(6)
Total available-for-sale securities	$23,544	$(20)	$—	$—	$23,544	$(20)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$6,035	$(1)	$—	$—	$6,035	$(1)
Corporate debt securities	34,086	(23)	—	—	34,086	(23)
Total available-for-sale securities	$40,121	$(24)	$—	$—	$40,121	$(24)

As of June 30, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized $3.4 million and $3.5 million of realized gains from the sale of available-for-sale investments during the three and six months ended June 30, 2017, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2016.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2017, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,143	$6,143	$—	$—
United States government agency securities	Short-term investments	19,129	—	19,129	—
Corporate debt securities	Short-term investments	12,006	—	12,006	—
Total financial assets		$37,278	$6,143	$31,135	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,991	$8,991	$—	$—
United States government agency securities	Short-term investments	8,029	—	8,029	—
Corporate debt securities	Short-term investments	37,087	—	37,087	—
Marketable equity securities	Marketable equity securities	3,952	3,952	—	—
Total financial assets		$58,059	$12,943	$45,116	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2017.

Note 3. Inventories

Inventories at June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Work-in-process	$4,053	$5,044
Finished goods	8,160	7,487
Total inventories	$12,213	$12,531

Note 4. Goodwill and Intangible Assets, net

Goodwill

During the three and six months ended June 30, 2017, the Company did not dispose of or recognize additional goodwill. The Company expects to perform its annual review of goodwill on August 31, 2017, unless indicators of impairment are identified prior to that date. As of June 30, 2017, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at June 30, 2017 (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,380)	$637
Total intangible assets	$2,017	$(1,380)	$637

The following is a summary of intangible assets, net at December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,279)	$738
Total intangible assets	$2,017	$(1,279)	$738

During the three and six months ended June 30, 2017 and 2016, there were no impairment charges recognized related to the acquired intangible assets.

At June 30, 2017, the expected amortization expense of the intangible assets, net is $0.1 million for the remaining six months of 2017, $0.2 million annually beginning with the year ending December 31, 2018, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 5. Marketable Equity Investments

The Company held an investment in preferred shares of Aduro which it had historically accounted for under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounted for the investment in Aduro under the cost basis of accounting. The Company reflected the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s unaudited condensed consolidated balance sheet (Note 2) and adjusted the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax. During the six months ended June 30, 2017, the Company sold its remaining shares of Aduro common stock and recognized a gain of $3.5 million in “Other income, net” on the Company’s consolidated statements of operations. As of June 30, 2017, the Company had no remaining investment in Aduro’s common stock.

Note 6. Accrued Liabilities

Accrued liabilities at June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation and related costs	$5,000	$7,098
Accrued professional services	3,707	2,511
Accrued customer costs	456	534
Accrued insurance premiums	—	476
Other accrued expenses	624	599
Total accrued liabilities	$9,787	$11,218

Note 7. Debt

Debt at June 30, 2017, consisted of the following (in thousands):

	June 30, 2017
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$17,631	$(169)	$17,462
Less: debt - current	(5,674)	126	(5,548)
Debt - non-current	$11,957	$(43)	$11,914

Debt at December 31, 2016, consisted of the following (in thousands):

	December 31, 2016
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$19,499	$(124)	$19,375
Less: debt - current	(7,013)	79	(6,934)
Debt - non-current	$12,486	$(45)	$12,441

Principal and interest payments on debt at June 30, 2017, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2017	$—	$615	$615
2018	11,548	866	12,414
2019	6,083	1,524	7,607
Total	$17,631	$3,005	$20,636

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with Oxford Finance LLC (the “Term Loan Agreement”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. Term Loan A bore an interest rate of 6.95%. Term Loan B bore an interest rate of 7.01%. Term Loans A and B were set to mature on June 1, 2019.

On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. The Company was required to make interest only payments through June 2016, followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company was required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. On April 27, 2017, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company was required to make interest only payments from May 2017 through December 2017, followed by eighteen months of equal principal and interest payments thereafter. The Company determined that these amendments to the Term Loan Agreement resulted in debt modifications. As a result, the accounting treatment for the Term Loan continues under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of each of these amendments to the Term Loan Agreement. The Company was also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the life of the Term Loans. The Company could prepay at any time the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Company pledged all current and future assets, excluding its intellectual property and 35% of the Company’s investment in its subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contained certain nonfinancial covenants, with which the Company was in compliance at June 30, 2017. As discussed in Note 14, on July 31, 2017, the Company entered into the five year Amended and Restated Loan and Security Agreement with Oxford Finance LLC to borrow up to $40.0 million in term loans in two tranches.

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

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At June 30, 2017, the Company had an outstanding liability of $0.3 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.2 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 9. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2017, 4.2 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $10.7 million. At June 30, 2017, the Company had $51.4 million of common stock available to be sold under the Amended Cantor Agreement. See Note 14 regarding Amendment No. 3 to the Amended Cantor Agreement to increase the amount of common stock available to be sold thereunder.

Note 10. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At June 30, 2017, the Company had 1,325,010 shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. On June 7, 2017, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 6,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan.  Effective June 7, 2017, the Company no longer issues shares from the Inducement Plan.

At June 30, 2017, the Company had an aggregate of approximately 26.4 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.7 million shares and 1.4 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 7.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2016	15,787	$4.39
Granted	3,120	4.23
Forfeited	(642)	5.34
Expired	(80)	6.00
Exercised	(523)	3.15
Balances at June 30, 2017	17,662	4.36

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2016	739	$5.26
Granted (1)	918	4.18
Forfeited	(43)	4.76
Vested	(251)	5.28
Balances at June 30, 2017	1,363	4.54

(1)	Includes the maximum number of shares issuable under the performance-based restricted stock unit awards granted during the six months ended June 30, 2017.

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

Note 11. Income Taxes

For the three and six months ended June 30, 2017, the Company recorded a tax expense of $3.9 million, which was primarily due to the sale of the Company’s shares of Aduro. For the three and six months ended June 30, 2016, the Company recorded a tax expense of $1.0 million and $1.8 million, respectively, which was largely the result of changes in the fair value of the Company’s investments, primarily shares in Aduro.

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

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of June 30, 2017, the Company had paid $3.4 million (€3.1 million) and accrued $5.4 million (€4.7 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets. As of December 31, 2016, the Company had accrued $4.8 million (€4.5 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of June 30, 2017 and December 31, 2016, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets at $0.2 million and $0.9 million, respectively, and at $2.3 million and $2.0 million, respectively. As of June 30, 2017 and December 31, 2016, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $2.0 million and $2.1 million, respectively.

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

The Company made payments to Fresenius of $3.2 million and $3.5 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the Company owed Fresenius $2.8 million and $3.0 million, respectively, for INTERCEPT disposable kits manufactured. At June 30, 2017 and December 31, 2016, amounts due from Fresenius were $0.5 million and $0.3 million, respectively, and were included in Other current assets in the Company’s condensed consolidated balance sheet.

Agreement with BARDA

In June 2016, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA includes a base period (the “Base Period”) and options (each an “Option Period”) with committed funding of up to $88.2 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”) and subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $186.2 million over the five-year contract period. If exercised by BARDA, subsequent options would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain options were to be exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2017 and December 31, 2016, $1.4 million and $1.0 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s Consolidated Balance Sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, each of which operates in a country outside of the U.S., during the three and six months ended June 30, 2017 and 2016 (in percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
EFS	13%	*	*	*
Advanced Technology Comp. KSC	10%	*	*	*
Rode Kruis Vlaanderen	10%	*	*	10%

* Represents an amount less than 10% of product revenue.

Note 14. Subsequent Events

Loan and Security Agreement

On July 31, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent, and the lenders party thereto, which amends and restates in its entirety the Company’s prior Term Loan Agreement (See Note 7). The Restated Term Loan Agreement provides for secured growth capital loans of up to $40.0 million (the “Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Restated Term Loan Agreement. On July 31, 2017, the Company received $30.0 million from the first tranche under the Restated Term Loan Agreement, and settled its prior Term Loan Agreement. The second tranche of $10.0 million will be available subject to the Company achieving consolidated trailing six months’ revenue at a specified threshold no later than January 31, 2019. The Term Loans shall be interest-only through February 1, 2019 followed by 42 months of equal principal and interest. However, if the Company draws the Term Loan Two, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. All of the Term Loans mature on July 1, 2022 (the “Maturity Date”). The interest rate of the term loans is 6.72% plus the index rate, which is floating and will be reset monthly as the greater of (i) 8.01% and (ii) the sum of the three-month U.S. LIBOR rate plus (b) 6.72%. The Company will also be required to make a final payment fee of 8.00% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The term loans contain certain financial covenants.

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014 and May 5, 2016 (as amended, the “Amended Cantor Agreement”) with Cantor. In connection with Amendment No. 3, the Company intends to file a new shelf registration statement on Form S-3 (the “New Registration Statement”). Amendment No. 3 will become effective upon the effectiveness of the New Registration Statement. As amended by Amendment No. 3, the Amended Cantor Agreement will provide for the issuance and sale of shares of the Company’s common stock following the effectiveness of the New Registration Statement having an aggregate offering price of up to $70.0 million through Cantor, which amount includes any unsold shares of Common Stock previously available for sale under the Amended Cantor Agreement prior to the effectiveness of the New Registration Statement. The Company can make no assurance regarding the initial or continued effectiveness of the New Registration Statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. In the U.S., we successfully completed a Phase II recovery and lifespan study in 2014. In 2016, we reached agreement with the FDA on a clinical trial protocol for a controlled, randomized, double-blind study, known as RedeS, which is assessing safety in six-hundred (600) patients receiving red blood cell transfusions in regions heavily impacted by the Zika virus epidemic, including Puerto Rico and Florida. In addition, we will need to successfully conduct and complete two additional license-enabling Phase III clinical trials before the FDA will consider our red blood cell product for approval. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities, could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our GMP manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. Failure to develop a methodology and assay that is sufficiently sensitive and robust may be time consuming, which in-turn would delay our ability to obtain regulatory approvals. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial of our red blood cell system in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and we will need to successfully complete additional activities, including the RedeS trial and two separate license-enabling Phase III clinical trials prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. If we experience delays in testing, conducting trials or obtaining approvals, our product development costs will increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding during the initial base period and current options exercised by BARDA of up to $88.2 million with a total funding opportunity of up to $186.2 million to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See our discussion under “BARDA” below for more information.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch and market penetration of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months. If, in the near term, we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our amended and restated loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts in 2017 continue to be largely focused on implementing INTERCEPT with customers with whom we have previously signed agreements and developing awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. We recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our BARDA agreement. We recognize revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Fresenius

Through June 30, 2015, we paid royalties to Fenwal Inc., or Fenwal, a subsidiary of Fresenius, on INTERCEPT Blood System product sales under certain agreements that arose from the sale of the transfusion therapies division of Baxter International Inc., or Baxter, in 2007 to Fenwal (Fenwal was subsequently acquired by Fresenius in 2012), at rates that varied by product: 10% of product sales for the platelet system and 3% of product sales for the plasma system. Fresenius assumed Fenwal’s rights and obligations under those agreements, including our manufacturing and supply agreement. In this report, references to Fresenius include references to its predecessors-in-interest, Fenwal and Baxter.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fenwal for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of June 30, 2017, we had accrued $5.4 million (€4.7 million) related to the Manufacturing and Development Payments.

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

The five-year agreement with BARDA includes a base period, or the Base Period, and options, or Option Periods. The five-year agreement, as amended by BARDA, and Option Periods exercised include committed funding of up to $88.2 million for clinical development of the red blood cell system and subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $186.2 million over the five-year agreement period. If exercised by BARDA, each subsequent option would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain options were to be exercised. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Amounts payable under the BARDA agreement are subject to future audits at the discretion of the government. These audits could result in an adjustment to revenue previously reported, which potentially could be significant.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Amended Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Amended Cantor Agreement having an aggregate offering price of up to $132.2 million through Cantor. Under the Amended Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the six months ended June 30, 2017, 4.2 million shares of our common stock were sold under the Amended Cantor Agreement for net proceeds of $10.7 million. At June 30, 2017, we had $51.4 million of common stock available to be sold under the Amended Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement or an effective replacement registration statement. See “Sales Agreement” section in Note 14, “Subsequent Events”, in the Notes to our unaudited consolidated financial statements regarding Amendment No. 3 to the Amended Cantor Agreement to increase the amount of common stock available to be sold thereunder.

Debt Agreement

On June 30, 2014, we entered into a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement. On June 30, 2014, we received $10.0 million from the first tranche, or Term Loan A. On June 15, 2015, we received $10.0 million from the second tranche, or Term Loan B. Term Loan A bore an interest rate of 6.95%, and Term Loan B bore an interest rate of 7.01%. Term Loans A and B were set to mature on June 1, 2019.

On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. Following the amendment to the Term Loan Agreement, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. On April 27, 2017, the Oxford Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter. We were also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement. The Term Loan Agreement contained certain nonfinancial covenants, with which we were in compliance at June 30, 2017. On July 31, 2017, the Company entered into an amended and restated loan and security agreement with Oxford Finance, or the Restated Term Loan Agreement, which amends and restates the Term Loan Agreement in its entirety. See “Loan and Security Agreement” section in Note 14, “Subsequent Events”, in the Notes to our unaudited consolidated financial statements for details of the Restated Term Loan Agreement.

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

Results of Operations

Three and six months ended June 30, 2017 and 2016

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Product revenue	$9,525	$9,251	$274	3%	$16,531	$16,883	$(352)	(2%)
Government contracts revenue	1,667	—	1,667	N/A	3,095	—	3,095	N/A
Total revenue	$11,192	$9,251	$1,941	21%	$19,626	$16,883	$2,743	16%

Product revenue increased during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to year-over-year growth in sales of U.S. and EMEA disposable kits, primarily related to our platelet products. Product revenue decreased during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the decreased demand for plasma products in our European and Middle Eastern markets, and to a lesser extent, the deterioration in the Euro relative to the U.S. dollar of approximately 3% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as most product revenue has been invoiced and transacted in Euro, and reported in U.S. dollars.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, including continued contribution from U.S. sales and newly accessible geographies. However, further deterioration of the Euro relative to the U.S. dollar and continued general declines in the economic climate in Russia and the CIS markets would adversely impact product revenue, as the majority of our product revenue is expected to come from Euro denominated markets. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $1.7 million and $3.1 million revenue from our BARDA agreement during the three and six months ended June 30, 2017, as a result of the direct and indirect contract costs incurred in the Base Period under the BARDA agreement, and to a lesser extent, under certain options exercised under the BARDA agreement. We did not recognize any revenue from our BARDA agreement during the three and six months ended June 30, 2016.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Cost of product revenue	$4,360	$4,976	$(616)	(12%)	$8,054	$9,239	$(1,185)	(13%)

Cost of product revenue decreased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016. The decreases during the three and six months ended June 30, 2017, were primarily due to manufacturing and inventory management efficiencies in the current periods compared to the prior year and an improved mix of cost of goods sold, notably higher proportion of lower cost platelet products.

Our realized gross margin on product sales was 54% during the three months ended June 30, 2017, up from 46% during the three months ended June 30, 2016. Our realized gross margin on product sales was 51% during the six months ended June 30, 2017, up from 45% during the six months ended June 30, 2016. The increase in gross margins on product sales was primarily due to increased demand for platelet products and manufacturing and inventory management efficiencies.

Changes in our gross margins on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to maintain inventory levels that will be sufficient to meet forecasted demand for a relatively short time period and plan to continue to manufacture at levels above those produced in 2016.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Research and development	$8,891	$8,557	$334	4%	$18,041	$15,474	$2,567	17%

Research and development expenses increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, primarily due to the increased costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplement approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support a potential CE mark submission for our red blood cell system in Europe, new product development and product enhancements, including increased claims, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Selling, general and administrative	$14,094	$12,406	$1,688	14%	$27,727	$24,153	$3,574	15%

Selling, general, and administrative expenses increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, primarily due to increased commercial activity in the U.S. and to a lesser extent, the costs associated with administering the contract with BARDA for INTERCEPT red blood cell development, and bad debt expense related to an uncollectible receivable balance from a customer.

We anticipate our selling, general, and administrative spending to remain reasonably consistent over the coming year.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Amortization of intangible assets	$51	$51	$—	0%	$101	$101	$—	0%

Amortization of intangible assets remained flat during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Foreign exchange (loss) gain	(14)	101	(115)	(114%)	(59)	(16)	(43)	269%
Interest expense	(501)	(658)	157	(24%)	(1,032)	(1,313)	281	(21%)
Other income, net	3,512	113	3,399	3,008%	3,618	179	3,439	1,921%
Total non-operating income (expense), net	$2,997	$(444)	$3,441	(775%)	$2,527	$(1,150)	$3,677	(320%)

Foreign exchange loss

Foreign exchange loss remained relatively flat during the three and six months ended June 30, 2017.

Interest expense

Interest expense decreased for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, primarily due to a reduced average outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below).

Other income, net

Other income, net increased during the three and six months ended June 30, 2017, primarily due to the realized gain from the sale of our Aduro common stock of approximately $3.4 million and $3.5 million, respectively.

Provision for Income Taxes

For the three and six months ended June 30, 2017, we recorded a tax expense of $3.9 million, which was primarily due to the sale of our shares of Aduro. For the three and six months ended June 30, 2016, we recorded a tax expense of $1.0 million and $1.8 million, respectively, which was largely the result of changes in the fair value of our investments, primarily shares of Aduro.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2017.

As of June 30, 2017, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, contribution from product sales.

At June 30, 2017, we had cash and cash equivalents of $20.3 million, compared to $22.6 million at December 31, 2016. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $30.6 million of short-term investments at June 30, 2017, and $49.1 million of short-term investments and investments in marketable equity securities at December 31, 2016. We also had total indebtedness under our Term Loan Agreement of approximately $17.5 million at June 30, 2017, and $19.4 million at December 31, 2016. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $29.3 million for the six months ended June 30, 2017, compared to $27.6 million net cash used during the six months ended June 30, 2016. The increase in net cash used in operating activities was primarily related to the increased cash spent for development activities for our red blood cell program, including BARDA activities, and selling and administrative expenses related to continuing U.S. commercial development of our platelet and plasma systems, and a net increase in accounts receivable as a result of the timing of cash receipts during the six months ended June 30, 2017, as compared to the corresponding period in 2016.

Investing Activities

Net cash provided by investing activities was $17.4 million for the six months ended June 30, 2017, compared to $51.2 million net cash used during the six months ended June 30, 2016. The change period over period was primarily the result of lower purchases of investments, and higher proceeds from the sale of our investment in Aduro common stock and maturities of investments in marketable securities, during the six months ended June 30, 2017, as compared to the same period in 2016.

Financing Activities

Net cash provided in financing activities was $9.8 million during the six months ended June 30, 2017, compared to $15.4 million net cash provided during the six months ended June 30, 2016. The change was primarily due to the decrease of proceeds received from public offerings, and the repayments against the principal balance of our Oxford loan, during the six months ended June 30, 2017 .

Working Capital

Working capital decreased to $49.0 million at June 30, 2017, from $67.2 million at December 31, 2016, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with expanding our U.S. commercial capabilities for our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months following the issuance of these financial statements. If we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our amended and restated loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

 Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers. As of June 30, 2017, we had minimum purchase commitments of $13.2 million.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for a remaining payment of $6.3 million (€5.5 million) on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve the production threshold in 2019.

Operating leases

We generally lease our office facilities and certain equipment under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2021, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our unaudited condensed consolidated balance sheets. As of June 30, 2017, our total future lease payments under non-cancelable operating leases were $2.7 million.

Other commitments

Our other commitments primarily consist of our landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. As of June 30, 2017, we had an outstanding liability of $0.3 million related to these leasehold improvements.

Debt

On June 30, 2014, we entered into the Term Loan Agreement with Oxford Finance. On June 30, 2014, we received $10.0 million from Term Loan A. On June 15, 2015, we received $10.0 million from Term Loan B. On September 29, 2015, the Term Loan Agreement was amended to extend the period in which the third tranche could have been drawn and the interest-only period for all advances under the Term Loan Agreement. Term Loan A bore an interest rate of 6.95%, and Term Loan B bore an interest rate of 7.01%. Term Loans A and B were set to mature on June 1, 2019. Following the amendment, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. We are also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment. The costs associated with the final payment are recognized as interest expense over the principal life of the Term Loans. We could prepay the Term Loans subject to declining prepayment fees over the term of the Term Loan Agreement. The Term Loan Agreement contained certain nonfinancial covenants, with which we were in compliance at June 30, 2017. Under the Term Loan Agreement, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of Term Loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If we were to default under the Term Loan Agreement, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Term Loan Agreement.

On July 28, 2016, the Term Loan Agreement was further amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we were required to make interest only payments from August 2016 through January 2017 followed by twenty-nine months of equal principal and interest payments thereafter.

On April 27, 2017, the Term Loan Agreement was further amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we are required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter.

On July 31, 2017, we entered into the Restated Term Loan Agreement, which amends and restates the Term Loan Agreement in its entirety. See “Loan and Security Agreement” section in Note 14, “Subsequent Events”, in the Notes to our unaudited consolidated financial statements for details of the Restated Term Loan Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our marketable equity securities consisted of our investment in Aduro and are classified as Level 1 in the fair value hierarchy, as quoted price in active markets is readily available. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2017 or the year ended December 31, 2016. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. is subject to a number of risks and uncertainties, including those related to:

•	the highly concentrated U.S. blood collection market that is dominated by a small number of blood collection organizations;
•	availability of donors;
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

•

any third party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and PAS;

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

In order to increase market adoption of the INTERCEPT Blood System and to increase market demand in the U.S., we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and outweigh their risks.

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs, for our customers, our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system or existing customers may not believe they can justify any perceived operational change or inefficiency by itself or in conjunction with a blood component availability shortage. Certain customers that attempt to optimize collection practices in order to produce the highest volume of transfusable units with those collections may experience a less optimized yield as result of adopting INTERCEPT over conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. The United States is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. In addition, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, including in the U.S. for in-patient treatment, commercial use of our products is not approved for reimbursement by governmental or commercial third party payors for health care services and may never be approved for specific reimbursement. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

In July 2017, we entered into new agreements with the Établissement Français du Sang, or the EFS, to supply illuminators, platelet and plasma disposable kits. Although the agreement suggests that the EFS aims to standardize production of its platelets using the INTERCEPT Blood System, we cannot provide assurance that this will happen or that it would be sustainable should it occur. In addition, we cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

Additionally, a meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in July 2017, the U.S. congressional leaders reached an agreement on additional sanctions against Russia, which are expected to be signed into law by the Trump administration. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election or otherwise, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, in order to generate data that would be satisfactory to the FDA, we need to test our products with different blood center production configurations producing otherwise saleable products for the blood center. As such, we will generally need to purchase blood components which are expensive and may be limited during periods of low availability. For example, we continue to experience such availability constraints for platelets. Any such inability to procure blood components at a reasonable price, or at all, to conduct studies in order to generate data sufficient for label claim expansions may negatively impact our business opportunities.

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

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must demonstrate an ability to define, test and meet acceptable specifications for our GMP manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. Failure to develop a methodology and assay that is sufficiently sensitive and robust may be time consuming, which in-turn would delay our ability to obtain regulatory approvals. In addition, existing lots of these red blood cell compounds manufactured under GMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT treated-red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete our contemplated Phase III clinical trials will be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

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

We will need to successfully conduct and complete license-enabling Phase III clinical trials in the U.S. before the FDA will consider our red blood cell product for approval. There can be no assurance that we will be able to successfully complete perquisite Phase III clinical trials or otherwise generate sufficient Phase III clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential license-enabling Phase III clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. In addition, if we are unable to generate sufficient perquisite Phase III clinical data and/or reach agreement with the FDA on a license-enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether.

We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another European Phase III clinical trial of our red blood cell system for chronic anemia patients ongoing. Although we plan to complete development activities to support an anticipated CE mark submission, such activities, including any additional studies required by the FDA prior to its review of any proposed U.S. Phase III clinical trial protocol, could prolong development of the red blood cell system, and we cannot predict when we would receive regulatory approval of our red blood cell system, if ever. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in the E.U., we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial for our red blood cell system in order to achieve broad market acceptance. Failure to successfully complete such clinical trials and generate a body of data in chronic patients in a clinical or commercial setting may delay regulatory approval, commercialization or market adoption. In addition, the trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales.

Platelet and Plasma Systems

In 2007, we obtained a CE mark approval (extended in 2012 and renewed again in May 2017) from E.U. regulators for our platelet system in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within the Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE mark approval (extended in 2011 and renewed again in September 2016) from E.U. regulators for our plasma system in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Austria and Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply

INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the recent label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA that is worth up to approximately $186.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $88.2 million under the base period of the agreement and options exercised in 2016. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the agreement. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA contract. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance we may perform additional studies and seek regulatory approval for INTERCEPT-treated cryoprecipitate from human plasma or to develop, test and seek approval for an INTERCEPT-treated lyophilized plasma product. Such products may require a change in business model whereby we are selling the finished component to hospital rather than an illuminator and disposable kit to blood centers. We have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we chose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding amounts owed to us. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. As a company, we have no prior experience in commercializing any products in the U.S. and we still need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we need to attract and retain medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and expand our MSL team and sales and marketing functions. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT blood system, we may choose to sell the treated end product directly to hospitals using our commercial organization. We have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers.

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

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could constrain our ability to penetrate the U.S. market and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the redesigned illuminator are no longer commercially available beyond what we and Nova have stockpiled or access to under final buy transactions. We will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans released and then updated an ACA replacement bill known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the ACA, which may have the effect of limiting the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PASs. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, many of our customers combine multiple plasma components from whole blood donations before treating the combined plasma product with INTERCEPT. Grifols makes such a product (Plasmix). Customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products, including those sold by Grifols, not provide access to the products allowing for the combination of multiple components.

Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., including our ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients, costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-

approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our amended and restated loan and security agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Covenants in our amended and restated loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the amended and restated loan and security agreement.

Our amended and restated loan and security agreement with Oxford Finance provides $40.0 million of term loan funds, due July 1, 2022, of which $30.0 million has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the amended and restated loan and security agreement. The amended and restated loan and security agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the amended and restated loan and security agreement. While believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the amended and restated loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the amended and restated loan and security agreement. If we are unable to repay those amounts, the lenders under the amended and restated loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty. Moreover, our ability to access the final $10.0 million under the amended and restated loan and security agreement is subject to our ability to achieve a certain revenue threshold, which condition we may not be able to meet and which could adversely affect our liquidity. Before we would consider accessing the final $10.0 million under the amended and restated loan and security agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

On August 4, 2017, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014 and May 5, 2016 (as amended, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor, additional shares of the Company’s common stock (the “Common Stock”). In connection with Amendment No. 3, the Company intends to file a new shelf registration statement on Form S-3 (the “New Registration Statement”). Amendment No. 3 will become effective at the time the Securities and Exchange Commission declares the New Registration Statement effective. As amended by Amendment No. 3, the Amended Cantor Agreement will provide for the issuance and sale of shares of the Company’s common stock following the effectiveness of the New Registration Statement having an aggregate offering price of up to $70.0 million through Cantor, which amount includes any unsold shares of Common Stock previously available for sale under the Amended Cantor Agreement prior to the effectiveness of the New Registration Statement (such shares, the “Sales Agreement Shares”). The Company can make no assurance regarding the initial or continued effectiveness of the New Registration Statement.

Under the Amended Cantor Agreement, Cantor may sell the Sales Agreement Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the Amended Cantor Agreement, Cantor will use commercially reasonable efforts to sell our Common Stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). Cantor is entitled to compensation from us at a commission rate of up to 3.0% of the gross sales price per share of Common Stock under the terms of the Amended Cantor Agreement. The Company is not obligated to make any sales of Common Stock under the Amended Cantor Agreement. The offering of shares of our Common Stock pursuant to the Amended Cantor Agreement will terminate upon the earlier of (1) the sale of all of the Sales Agreement Shares provided for in the New Registration Statement, (2) the date that is three years following the effective date of the New Registration Statement, and (3) termination of the Amended Cantor Agreement. The Amended Cantor Agreement may be terminated by Cantor or the Company at any time upon 10 days’ notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change with respect to the Company.

The foregoing description of the Amended Cantor Agreement is not complete and is qualified in its entirety by reference to (i) the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012 (the “Original Agreement”), a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012, (ii) Amendment No. 1 to the Original Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014, (iii) Amendment No. 2 to the Original Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, and (iv) Amendment No. 3, is filed herewith as Exhibit 10.6, and in each case incorporated herein by reference.

A copy of the opinion of Cooley LLP relating to the validity of the issuance and sale of the Sales Agreement Shares pursuant to the Amended Cantor Agreement (the “Opinion”) will be filed as an exhibit to the New Registration Statement. This Quarterly Report on Form 10-Q also will incorporate by reference Amendment No. 3 into the New Registration Statement to be filed with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1*(7)	Cerus Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.2 †	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.3

Letter, dated April 25, 2017, to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.4	Fifth Amendment to Loan and Security Agreement, dated April 27, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.
10.5	Amended and Restated 2008 Equity Incentive Plan, as amended, effective June 7, 2017.

10.6	Amendment No. 3 to Controlled Equity OfferingSM Sales Agreement, dated August 4, 2017, by and between Cerus Corporation and Cantor Fitzgerald & Co.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†        Registrant has requested confidential treatment for portions of this exhibit.

*        Compensatory plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended March 31, 2017.
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

CERUS CORPORATION

Date: August 4, 2017	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1*(7)	Cerus Corporation Amended and Restated Non-Employee Director Compensation Policy.

10.2†	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.3

Letter, dated April 25, 2017, to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.4	Fifth Amendment to Loan and Security Agreement, dated April 27, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.5	Amended and Restated 2008 Equity Incentive Plan, as amended, effective June 7, 2017.

10.6	Amendment No. 3 to Controlled Equity OfferingSM Sales Agreement, dated August 4, 2017, by and between Cerus Corporation and Cantor Fitzgerald & Co.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Registrant has requested confidential treatment for portions of this exhibit.
*	Compensatory Plan.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937) for the quarter ended March 31, 2017.
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