Form 10-Q
period 2017-09-30
CERUS CORP
filed 2017-11-03
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 26, 2017, there were 114,086,442 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,985	$22,560
Short-term investments	42,645	45,116
Investment in marketable equity securities	—	3,952
Accounts receivable	10,476	6,868
Inventories	14,250	12,531
Other current assets	4,078	3,078
Total current assets	88,434	94,105
Non-current assets:
Property and equipment, net	2,342	2,985
Goodwill	1,316	1,316
Intangible assets, net	587	738
Restricted cash	256	184
Other assets	4,151	4,148
Total assets	$97,086	$103,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,501	$8,587
Accrued liabilities	10,681	11,218
Debt - current	—	6,934
Deferred product revenue - current	686	149
Total current liabilities	23,868	26,888
Non-current liabilities:
Debt - non-current	29,780	12,441
Manufacturing and development obligations - non-current	5,623	4,770
Other non-current liabilities	632	1,590
Total liabilities	59,903	45,689
Commitments and contingencies
Stockholders' equity:
Common stock	112	103
Additional paid-in capital	746,916	718,299
Accumulated other comprehensive (loss) income	(28)	103
Accumulated deficit	(709,817)	(660,718)
Total stockholders' equity	37,183	57,787
Total liabilities and stockholders' equity	$97,086	$103,476

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product revenue	$10,797	$10,175	$27,328	$27,058
Cost of product revenue	5,348	5,451	13,402	14,690
Gross profit on product revenue	5,449	4,724	13,926	12,368
Government contracts revenue	2,285	261	5,380	261
Operating expenses:
Research and development	7,886	7,033	25,927	22,507
Selling, general and administrative	12,180	12,161	39,907	36,314
Amortization of intangible assets	50	50	151	151
Total operating expenses	20,116	19,244	65,985	58,972
Loss from operations	(12,382)	(14,259)	(46,679)	(46,343)
Non-operating (expense) income, net:
Foreign exchange loss	—	(61)	(59)	(77)
Interest expense	(1,090)	(586)	(2,122)	(1,899)
Other income, net	104	114	3,722	293
Total non-operating (expense) income, net	(986)	(533)	1,541	(1,683)
Loss before income taxes	(13,368)	(14,792)	(45,138)	(48,026)
Provision (benefit) for income taxes	50	(416)	3,961	1,379
Net loss	$(13,418)	$(14,376)	$(49,099)	$(49,405)

Net loss per share:
Basic	$(0.12)	$(0.14)	$(0.46)	$(0.49)
Diluted	$(0.12)	$(0.14)	$(0.46)	$(0.49)
Weighted average shares outstanding used for calculating net loss per share:
Basic	109,846	102,769	106,159	101,273
Diluted	109,846	102,769	106,159	101,273

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(13,418)	$(14,376)	$(49,099)	$(49,405)
Other comprehensive (losses) gains:
Unrealized (losses) gains on available-for-sale investments, net of taxes of zero and $137 for the three months ended September 30, 2017 and 2016, respectively, and zero and $(2,126) for the nine months ended September 30, 2017 and 2016, respectively	(9)	260	(131)	(4,051)
Comprehensive loss	$(13,427)	$(14,116)	$(49,230)	$(53,456)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(49,099)	$(49,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,359	1,394
Stock-based compensation	7,008	5,966
Non-cash interest expense	282	820
Deferred income taxes	19	18
Non-cash tax expense from other unrealized loss on available-for-sale securities	3,825	1,246
Gain on sale of investment in marketable equity securities	(3,466)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,608)	(1,647)
Inventories	(1,800)	(1,432)
Other assets	(379)	354
Accounts payable	4,022	1,562
Accrued liabilities and other non-current liabilities	(1,477)	258
Manufacturing and development obligations	600	(3,258)
Deferred product revenue	514	306
Net cash used in operating activities	(42,200)	(43,818)
Investing activities
Capital expenditures	(354)	(359)
Purchases of investments	(50,183)	(71,760)
Proceeds from maturities and sale of investments	55,566	33,500
Net cash provided by (used in) investing activities	5,029	(38,619)
Financing activities
Net proceeds from equity incentives	2,421	2,710
Net proceeds from public offering	18,840	22,146
Proceeds from loans	30,000	—
Repayment of debt	(19,593)	(591)
Net cash provided by financing activities	31,668	24,265
Net decrease in cash, cash equivalents and restricted cash	(5,503)	(58,172)
Cash, cash equivalents and restricted cash, beginning of period	22,744	71,630
Cash, cash equivalents and restricted cash, end of period	$17,241	$13,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future periods.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition – Arrangements with Multiple Deliverables,” as applicable. Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the three and nine months ended September 30, 2017 and 2016 were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

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

Restricted Cash

As of September 30, 2017 and December 31, 2016, the Company had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2017, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at September 30, 2017 and December 31, 2016, respectively. These customers cumulatively represented approximately 42% and 46% of the Company’s outstanding trade receivables at September 30, 2017 and December 31, 2016, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2017 and December 31, 2016, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have a two-year life from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2017 and December 31, 2016, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At both September 30, 2017 and December 31, 2016, the Company had $0.2 million recorded for potential obsolete, expiring or unsalable product.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment by continually monitoring events and changes in circumstances that could indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, the Company then measures the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges related to its long-lived assets during the three and nine months ended September 30, 2017 and 2016.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC Topic 740 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in ASC Topic 740 is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax years 1998 through 2016 and California tax years through 2015 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a full valuation allowance on all of its net deferred tax assets, except for its indefinite lived intangibles.

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

For the three and nine months ended September 30, 2017 and 2016, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents shares underlying stock options, restricted stock units, and employee stock purchase plan rights that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2017 and 2016 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of anti-dilutive potential shares:
Stock options	17,629	15,851	17,424	15,506
Restricted stock units	1,313	699	1,211	519
Employee stock purchase plan rights	—	5	11	2
Total	18,942	16,555	18,646	16,027

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2017 and December 31, 2016.

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

See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company will adopt this ASU on January 1, 2018, using the modified retrospective approach. To date the Company has primarily derived its revenues from product sales of its INTERCEPT Blood System and reimbursement under its U.S. government contract. The Company has categorized its current revenue streams into homogenous populations based on the terms and conditions included in the contracts of its customers to date. The Company is currently in the process of finalizing the evaluation of the impact of the adoption to the Company’s financial statements, and is evaluating the accounting policies as well as the disclosure requirements under the new standard. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans. The Company currently anticipates that the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard and be recognized as operating lease liabilities and right-of-use assets upon the adoption of this ASU, which will increase the Company’s total assets and total liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled, and eliminates additional paid-in capital pools. The ASU also changes the accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and the accounting for forfeitures, and provides two practical expedients for nonpublic entities. The Company adopted this ASU in the first quarter of fiscal year 2017 and it did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test and modifies the goodwill impairment to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that report unit. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted for impairment tests performed after January 1, 2017. The Company adopted this ASU in the first quarter of fiscal year 2017 and it had no impact on the Company’s consolidated financial statements.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2017 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,603	$—	$—	$6,603
United States government agency securities	14,780	—	(10)	14,770
Corporate debt securities	27,893	—	(18)	27,875
Total available-for-sale securities	$49,276	$—	$(28)	$49,248

The following is a summary of available-for-sale securities at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,991	$—	$—	$8,991
United States government agency securities	8,030	—	(1)	8,029
Corporate debt securities	37,110	—	(23)	37,087
Marketable equity securities	—	3,952	—	3,952
Total available-for-sale securities	$54,131	$3,952	$(24)	$58,059

Available-for-sale securities at September 30, 2017 and December 31, 2016, consisted of the following by contractual maturity (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$43,261	$43,244	$54,131	$54,107
Marketable equity securities	—	—	—	3,952
Greater than one year and less than five years	6,015	6,004	—	—
Total available-for-sale securities	$49,276	$49,248	$54,131	$58,059

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$11,771	$(10)	$—	$—	$11,771	$(10)
Corporate debt securities	25,625	(17)	2,000	(1)	27,625	(18)
Total available-for-sale securities	$37,396	$(27)	$2,000	$(1)	$39,396	$(28)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$6,035	$(1)	$—	$—	$6,035	$(1)
Corporate debt securities	34,086	(23)	—	—	34,086	(23)
Total available-for-sale securities	$40,121	$(24)	$—	$—	$40,121	$(24)

As of September 30, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized zero and $3.5 million of realized gains from the sale of available-for-sale investments during the three and nine months ended September 30, 2017, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2016.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2017, the Company’s primary service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,603	$6,603	$—	$—
United States government agency securities	Short-term investments	14,770	—	14,770	—
Corporate debt securities	Short-term investments	27,875	—	27,875	—
Total financial assets		$49,248	$6,603	$42,645	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,991	$8,991	$—	$—
United States government agency securities	Short-term investments	8,029	—	8,029	—
Corporate debt securities	Short-term investments	37,087	—	37,087	—
Marketable equity securities	Marketable equity securities	3,952	3,952	—	—
Total financial assets		$58,059	$12,943	$45,116	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2017.

Note 3. Inventories

Inventories at September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Work-in-process	$3,523	$5,044
Finished goods	10,727	7,487
Total inventories	$14,250	$12,531

Note 4. Goodwill and Intangible Assets, net

Goodwill

During the three and nine months ended September 30, 2017, the Company did not dispose of or recognize additional goodwill. The Company performed its annual review of goodwill on August 31, 2017, and noted no impairment as of that date. As of September 30, 2017, the Company has not identified any indicators of goodwill impairment.

Intangible Assets, net

The following is a summary of intangible assets, net at September 30, 2017 (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,430)	$587
Total intangible assets	$2,017	$(1,430)	$587

The following is a summary of intangible assets, net at December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,279)	$738
Total intangible assets	$2,017	$(1,279)	$738

During the three and nine months ended September 30, 2017 and 2016, there were no impairment charges recognized related to the acquired intangible assets.

At September 30, 2017, the expected amortization expense of the intangible assets, net is less than $0.1 million for the remaining three months of 2017, $0.2 million annually beginning with the year ending December 31, 2018, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 5. Marketable Equity Investments

The Company held an investment in preferred shares of Aduro which it had historically accounted for under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the NASDAQ Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounted for the investment in Aduro under the cost basis of accounting. The Company reflected the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s unaudited condensed consolidated balance sheet (Note 2) and adjusted the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax. During the nine months ended September 30, 2017, the Company sold its remaining shares of Aduro common stock and recognized a gain of $3.5 million in “Other income, net” on the Company’s consolidated statements of operations. As of September 30, 2017, the Company had no remaining investment in Aduro’s common stock.

Note 6. Accrued Liabilities

Accrued liabilities at September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation and related costs	$5,546	$7,098
Accrued professional services	3,454	2,511
Accrued insurance premiums	675	476
Other accrued expenses	1,006	1,133
Total accrued liabilities	$10,681	$11,218

Note 7. Debt

Debt at September 30, 2017, consisted of the following (in thousands):

	September 30, 2017
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$30,000	$(220)	$29,780
Less: debt - current	—	—	—
Debt - non-current	$30,000	$(220)	$29,780

Debt at December 31, 2016, consisted of the following (in thousands):

	December 31, 2016
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$19,499	$(124)	$19,375
Less: debt - current	(7,013)	79	(6,934)
Debt - non-current	$12,486	$(45)	$12,441

Principal and interest payments on debt at September 30, 2017, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2017	$—	$609	$609
2018	—	2,445	2,445
2019	7,857	2,178	10,035
2020	8,571	1,489	10,060
2021	8,572	785	9,357
2022	5,000	2,535	7,535
Total	$30,000	$10,041	$40,041

Loan and Security Agreement

On June 30, 2014, the Company entered into a five year loan and security agreement with (the “Term Loan Agreement”) with Oxford Finance LLC ( “Oxford”) to borrow up to $30.0 million in term loans in three equal tranches (the “Term Loans”). On June 30, 2014, the Company received $10.0 million from the first tranche (“Term Loan A”). The second tranche of $10.0 million (“Term Loan B”) was drawn on June 15, 2015. Term Loan A bore an interest rate of 6.95%. Term Loan B bore an interest rate of 7.01%. Term Loans A and B were set to mature on June 1, 2019.

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

On July 31, 2017 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “Amended Credit Agreement”) with Oxford, which amends and restates in its entirety the Term Loan Agreement. The Amended Credit Agreement provides for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million. The second tranche of $10.0 million (“2017 Term Loan B”) will be made available to the Company upon the Company’s achieving consolidated trailing six-month revenues as defined in the agreement (the “Revenue Milestone”). If the Revenue Milestone is achieved, the Company may draw the 2017 Term Loan B through the earlier of (i) January 31, 2019, and (ii) the date which is 60 days after the achievement of the Revenue Milestone. The 2017 Term Loans require interest-only payments through February 1, 2019, followed by 42 months payments of equal principal plus declining interest payments. However, if the Company draws the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. Interest on 2017 Term Loan A and 2017 Term Loan B will bear interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The Company will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loans. The Amended Credit Agreement contains certain nonfinancial covenants, with which the Company was in compliance at September 30, 2017.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2021, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company’s leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on its consolidated balance sheets.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At September 30, 2017, the Company had an outstanding liability of $0.3 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.2 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 9. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Amended Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $132.2 million through Cantor over the term of the Amended Cantor Agreement. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2017, 7.6 million shares of the Company’s million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $19.3 million. At September 30, 2017, the Company had $42.6 million of common stock available to be sold under Amendment No. 2 to the Amended Cantor Agreement.

On August 4, 2017, the Company entered into Amendment No. 3 to the Amended Cantor Agreement. In connection with Amendment No. 3, the Company filed a new shelf registration statement on Form S-3 (the “New Registration Statement”). Amendment No. 3 will become effective upon the effectiveness of the New Registration Statement. As a result of Amendment No. 3, the Amended Cantor Agreement will provide, when effective, for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor following the effectiveness of the New Registration Statement, which amount includes any unsold shares of common stock previously available for sale under the Amended Cantor Agreement. As of September 30, 2017, the New Registration Statement had not been declared effective by the U.S. Securities and Exchange Commission and, as a result, Amendment No. 3 has not become effective.

Note 10. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At September 30, 2017, the Company had 1.2 million shares available for future issuance.

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

At September 30, 2017, the Company had an aggregate of approximately 26.4 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately

17.4 million shares and 1.3 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 7.7 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2016	15,787	$4.39
Granted	3,260	4.15
Forfeited	(830)	5.24
Expired	(298)	7.80
Exercised	(540)	3.12
Balances at September 30, 2017	17,379	4.29

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2016	739	$5.26
Granted	918	4.18
Forfeited	(102)	4.58
Vested	(269)	5.35
Balances at September 30, 2017	1,286	4.52

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

Note 11. Income Taxes

For the three months ended September 30, 2017, the Company recorded a tax expense of less than $0.1 million primarily for the earnings of its European subsidiary. For the nine months ended September 30, 2017, the Company recorded a tax expense of $4.0 million, which was primarily due to the sale of the Company’s shares of Aduro. For the three and nine months ended September 30, 2016, the Company recorded a tax benefit of $0.4 million and an income tax expense of $1.4 million, respectively, which were largely the result of changes in the fair value of the Company’s investment in Aduro.

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

The 2015 Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of September 30, 2017, the Company had paid $3.4 million (€3.1 million) and accrued $5.6 million (€4.8 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets. As of December 31, 2016, the Company had accrued $4.8 million (€4.5 million) related to the Manufacturing and Development Payments, which was included in “Manufacturing and development obligations - non-current” on the Company’s Consolidated Balance Sheets.

The Manufacturing and Development Payments will be made to support certain projects Fresenius will perform on behalf of the Company related to R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement. As of September 30, 2017 and December 31, 2016, the prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company was included in “Other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets at $0.2 million and $0.9 million, respectively, and at $2.2 million and $2.0 million, respectively. As of September 30, 2017 and December 31, 2016, the manufacturing efficiency asset was included in “Other assets” on the Company’s Consolidated Balance Sheets at $1.9 million and $2.1 million, respectively.

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

The Company made payments to Fresenius of $3.0 million and $4.8 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2017 and 2016, respectively, and $9.4 million and $11.8 million during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the Company owed Fresenius $6.0 million and $3.0 million, respectively, for INTERCEPT disposable kits manufactured. At September 30, 2017 and December 31, 2016, amounts due from Fresenius were $1.0 million and $0.3 million, respectively, and were included in Other current assets in the Company’s condensed consolidated balance sheet.

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

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2017 and December 31, 2016, $2.0 million and $1.0 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, each of which operates in a country outside of the U.S., during the three and nine months ended September 30, 2017 and 2016 (in percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Etablissement Francais du Sang	25%	16%	15%	10%
Advanced Technology Comp. KSC	*	19%	*	12%

* Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We completed our European Phase III clinical trial of our red blood cell system for acute anemia patients and have another ongoing European Phase III clinical trial of our red blood cell system for chronic anemia patients. In the U.S., we successfully completed a Phase II recovery and lifespan study in 2014. In 2016, we reached agreement with the FDA on a clinical trial protocol for a controlled, randomized, double-blind study, known as RedeS, which is assessing safety in 600 patients receiving red blood cell transfusions in regions heavily impacted by the Zika virus epidemic, including Puerto Rico and Florida. In addition, we will need to successfully conduct and complete two additional license-enabling Phase III clinical trials before the FDA will consider our red blood cell product for approval. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities, could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our GMP manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. Developing a methodology and assay that is sufficiently sensitive and robust may be time consuming, and delays or failures in such development efforts could in-turn delay our ability to obtain regulatory approvals. We understand that while the acute anemia Phase III clinical trial in Europe may be sufficient to receive CE mark approval in Europe, we may need to generate additional safety data from commercial use and/or achieve a successful outcome in the ongoing chronic anemia Phase III clinical trial of our red blood cell system in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase III clinical trials for approval in certain countries. If such additional Phase III clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including the RedeS trial and two separate license-enabling Phase III clinical trials, prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to develop sufficient quantities of the active compounds for our products meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See our discussion under “BARDA” below for more information.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our amended and restated loan and security agreement, or the Amended Credit Agreement, with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to pursue access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Under the 2015 Agreement, we are no longer required to make royalty payments to Fenwal for the sale of products after June 30, 2015. Under the 2015 Agreement, we maintain the amounts due from the components sold to Fresenius as a current asset on our accompanying consolidated balance sheets until such time as we purchase finished disposable kits using those components. The 2015 Agreement also requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of September 30, 2017, we had accrued $5.6 million (€4.8 million) related to the Manufacturing and Development Payments.

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

The five-year agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. BARDA has exercised its option to provide reimbursement of our expenses during a base period, or the Base Period, and options, or Option Periods of up to $88.2 million for expenses related to the clinical development of the red blood cell system. If we were to satisfy subsequent milestones and BARDA were to exercise additional options, the total funding opportunity under the BARDA agreement could reach up to $186.2 million over the five-year agreement period. If exercised by BARDA in its sole discretion, each subsequent option would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million and would be responsible for an additional $9.6 million, if certain additional options were exercised by BARDA. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each Option Period (if and to the extent any Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Although BARDA has committed to reimburse us for up to $88.2 million in expenses, we may not receive all of these funds if BARDA were to terminate the agreement. Amounts payable under the BARDA agreement are subject to future audits at the discretion of the government. These audits could result in an adjustment to revenue previously reported, which potentially could be significant.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provides for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $132.2 million, $70.0 million of which was available at May 5, 2016, through Cantor. Under the Cantor Agreement, Cantor acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of our common stock. The issuance and sale of these shares by us pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are available under the Securities Act of 1933, as amended. During the nine months ended September 30, 2017, 7.6 million shares of our common stock were sold under the Cantor Agreement for net proceeds of $19.3 million. At September 30, 2017, we had $42.6 million of common stock available to be sold under the Cantor Agreement, subject to the continued effectiveness of our current shelf registration statement.

On August 4, 2017, we entered into Amendment No. 3 to the Cantor Agreement. In connection with Amendment No. 3, we filed a new shelf registration statement on Form S-3, or New Registration Statement. Amendment No. 3 will become effective upon the effectiveness of the New Registration Statement. As amended by Amendment No. 3, the Cantor Agreement will provide for the issuance and sale of shares of our common stock with an aggregate offering price of up to $70.0 million through Cantor following the effectiveness of the New Registration Statement, which amount includes any unsold shares of common stock previously available for sale under the Cantor Agreement prior to the effectiveness of the New Registration Statement. As of September 30, 2017, the New Registration Statement had not been declared effective by the U.S. Securities and Exchange Commission and, as a result, Amendment No. 3 has not become effective. We can make no assurance regarding the initial or continued effectiveness of the New Registration Statement.

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

On September 29, 2015, the Term Loan Agreement was amended to extend (i) the period in which the third tranche could have been drawn and (ii) the interest-only period for all advances under the Term Loan Agreement. Following the amendment to the Term Loan Agreement, we were required to make interest only payments through June 2016 followed by thirty-six months of equal principal and interest payments thereafter. On July 28, 2016, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we were required to make interest only payments from August 2016 through January 2017, followed by twenty-nine months of equal principal and interest payments thereafter. On April 27, 2017, the Oxford Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, we were required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter. We were also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment.

On July 31, 2017, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provides for secured growth capital term loans, or 2017 Term Loans, of up to $40.0 million. All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million, or 2017 Term Loan A, was drawn by us on July 31, 2017, with the proceeds in part to repay in full all of the outstanding the term loans under the Term Loan Agreement of $17.6 million. The second tranche of $10.0 million, or 2017 Term Loan B, will be made available to us upon our achieving consolidated trailing six-month revenues as defined in the agreement, or the Revenue Milestone. If the Revenue Milestone is achieved, we may draw the 2017 Term Loan B through the earlier of (i) January 31, 2019, and (ii) the date which is 60 days after the achievement of the Revenue Milestone. The 2017 Term Loans require interest-only payment through February 1, 2019, followed by 42 months of equal principal payments plus declining interest payments. However, if we draw the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. Interest on 2017 Term Loan A and 2017 Term Loan B will bear interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term. The Amended Credit Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2017. See Note 7, “Debt”, in the Notes to our unaudited consolidated financial statements for details of our debt agreements.

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

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Product revenue	$10,797	$10,175	$622	6%	$27,328	$27,058	$270	1%
Government contracts revenue	2,285	261	2,024	775%	5,380	261	5,119	1,961%
Total revenue	$13,082	$10,436	$2,646	25%	$32,708	$27,319	$5,389	20%

Product revenue increased during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to year-over-year growth in U.S. and EMEA sales of disposable kits for our platelet system and our illuminator device, and, to a lesser extent, due to improved foreign exchange rates for the Euro. Product revenue remained flat during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, while we experienced year-over-year growth in sales of platelet disposable kits, this growth was substantially offset by decreased sales of disposable kits for our plasma products, primarily concentrated in France.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, and as national adoption of the platelet system continues in France, as well as from continued contribution from U.S. sales and newly accessible geographies. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $2.3 million and $5.4 million of revenue from our BARDA agreement during the three and nine months ended September 30, 2017, as a result of the direct and indirect contract costs incurred in the Base Period under the BARDA agreement, and to a lesser extent, under certain options exercised under the BARDA agreement. We recognized $0.3 million revenue from our BARDA agreement during the three and nine months ended September 30, 2016. As our RedeS study enrolls at more sites and as the other qualified clinical and development activities increase under the options exercised, we anticipate reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Cost of product revenue	$5,348	$5,451	$(103)	(2%)	$13,402	$14,690	$(1,288)	(9%)

Cost of product revenue remained relatively flat during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Cost of product revenue was impacted by foreign exchange rates, the quantity and relative mix of disposable kits sold during the reported periods and the quantity of illuminators sold, all with generally offsetting effects. Cost of product revenue decreased during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016,  as a result of improved mix of cost of goods sold, notably a higher proportion of lower cost disposable kits for the platelet system and to a lesser extent, inventory management efficiencies in the current year compared to the prior year.

Our realized gross margin on product sales was 50% during the three months ended September 30, 2017, up from 46% during the three months ended September 30, 2016. Our realized gross margin on product sales was 51% during the nine months ended September 30, 2017, up from 46% during the nine months ended September 30, 2016. The increase in gross margins on product sales during the three months ended September 30, 2017, was primarily due to increased demand for disposable kits for the platelet system and favorable Euro foreign exchange rates. The increase in gross margins on product sales during the nine months ended September 30, 2017, was primarily due to increased demand for disposable kits for the platelet system and inventory management efficiencies.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Research and development	$7,886	$7,033	$853	12%	$25,927	$22,507	$3,420	15%

Research and development expenses increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to the increased headcount costs and costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Selling, general and administrative	$12,180	$12,161	$19	0%	$39,907	$36,314	$3,593	10%

Selling, general, and administrative expenses remained flat during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Selling, general, and administrative expenses increased during the nine months ended September 30, 2017 , compared to the nine months ended September 30, 2016 , primarily due to increased commercial activity in the U.S. and to a lesser extent, the costs associated with administering the contract with BARDA for INTERCEPT red blood cell development, and bad debt expense related to an uncollectible receivable balance from a former customer.

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

Amortization of intangible assets remained flat during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Change		2017	2016	Change
Foreign exchange loss	$—	$(61)	$61	(100%)	$(59)	$(77)	$18	(23%)
Interest expense	(1,090)	(586)	(504)	86%	(2,122)	(1,899)	(223)	12%
Other income, net	104	114	(10)	(9%)	3,722	293	3,429	1,170%
Total non-operating (expense) income, net	$(986)	$(533)	$(453)	85%	$1,541	$(1,683)	$3,224	(192%)

Foreign exchange loss

Foreign exchange loss remained relatively flat during the three and nine months ended September 30, 2017.

Interest expense

Interest expense increased for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily due to increased average outstanding debt balance under our Amended Credit Agreement with Oxford (see discussion under the heading “Debt” below).

Other income, net

Other income, net remained relatively flat during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Other income, net increased during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the realized gain from the sale of our Aduro common stock of approximately $3.5 million.

Provision for Income Taxes

For the three months ended September 30, 2017, we recorded a tax expense of less than $0.1 million which was primarily related to earnings of our European subsidiary. For the nine months ended September 30, 2017, we recorded a tax expense of $4.0 million, which was primarily due to the gain on the sale of our shares of Aduro. For the three and nine months ended September 30, 2016, we recorded a tax benefit of $0.4 million and a tax expense of $1.4 million, respectively, which were largely the result of changes in the fair value of our investments, primarily shares of Aduro.

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations as we intend to permanently reinvest such earnings outside the U.S. Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2017.

As of September 30, 2017, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales.

At September 30, 2017, we had cash and cash equivalents and restricted cash of $17.0 million and $0.3 million respectively, compared to $22.6 million and $0.2 million, respectively at December 31, 2016. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $42.6 million of short-term investments at September 30, 2017, and $49.1 million of short-term investments and investments in marketable equity securities at December 31, 2016. We also had total indebtedness under our Amended Credit Agreement of approximately $29.8 million at September 30, 2017 and $19.4 million at December 31, 2016. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $42.2 million for the nine months ended September 30, 2017, compared to $43.8 million net cash used during the nine months ended September 30, 2016. The decrease in net cash used in operating activities was primarily related to the Manufacturing and Development Payments to Fresenius during the nine months ended September 30, 2016, that did not reoccur in the current period. The decrease was also related to the timing of payments related to accounts payable during the nine months ended September 30, 2017, as compared to the same period in 2016.

Investing Activities

Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2017, compared to $38.6 million net cash used during the nine months ended September 30, 2016. The change period over period was primarily the result of lower purchases of investments, and higher proceeds from the sale of our investment in Aduro common stock and maturities of investments in marketable securities, during the nine months ended September 30, 2017, as compared to the same period in 2016.

Financing Activities

Net cash provided by financing activities was $31.7 million during the nine months ended September 30, 2017, compared to $24.3 million net cash provided during the nine months ended September 30, 2016. The change was primarily due to the proceeds received from the 2017 Term Loans described in more detail below, partially offset by the repayment of Term Loans A and B under the original Term Loan Agreement, during the nine months ended September 30, 2017.

Working Capital

Working capital decreased to $64.6 million at September 30, 2017, from $67.2 million at December 31, 2016, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, and timing of payments related to accounts payable. This was partially offset by the impact of the Amended Credit Agreement and proceeds received from public offerings.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended Credit Agreement with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

While we expect to receive significant funding under our five-year agreement with BARDA, which reimburses us for amounts incurred by us in connection with certain specified development and clinical activities related to our red blood cell system, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to reach agreement with the FDA on a license-enabling Phase III clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

 Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers. As of September 30, 2017, we had minimum purchase commitments of $10.9 million.

Manufacturing and development obligations

On October 19, 2015, we entered into the 2015 Agreement with Fresenius. The 2015 Agreement calls for a remaining payment of $6.5 million (€5.5 million) on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first. We expect to achieve the production threshold in 2019.

Operating leases

We generally lease our office facilities and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2021, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. Our leased facilities qualify as operating leases under ASC Topic 840, “Leases” and as such, are not included on our unaudited condensed consolidated balance sheets. As of September 30, 2017, our total future lease payments under non-cancelable operating leases were $2.6 million.

Other commitments

Our other commitments primarily consist of obligations for business insurance financing and our landlord financed leasehold improvements, which are in addition to the operating leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases. As of September 30, 2017, we had an outstanding liability of $0.7 million related to the remaining payments for the financed business insurance and $0.3 million related to these leasehold improvements.

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

On July 31, 2017, or the Closing Date, we entered into Amended Credit Agreement with Oxford, which amends and restates in its entirety the Term Loan Agreement. The Amended Credit Agreement provides for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by us on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million. The second tranche of $10.0 million (“2017 Term Loan B”) will be made available to us upon our achieving consolidated trailing six-month revenues as defined in the agreement (the “Revenue Milestone”). If the Revenue Milestone is achieved, we may draw the 2017 Term Loan B through the earlier of (i) January 31, 2019 and (ii) the date which is 60 days after the achievement of the Revenue Milestone. The 2017 Term Loans require interest-only payments through February 1, 2019 followed by 42 months of equal principal payments plus declining interest payments. However, if we draw the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019 and the amortization period will be reduced to 36 months. Interest on 2017 Term Loan A and 2017 Term Loan B will bear interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loans. The Amended Credit Agreement contained certain nonfinancial covenants, with which we were in compliance at September 30, 2017. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If we were to default under the Amended Credit Agreement, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders. We pledged all current and future assets, excluding our intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., as security for borrowings under the Amended Credit Agreement.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2017 or the year ended December 31, 2016. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

dependency upon any third party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and PAS;

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs for our customers, or our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Additionally existing customers may not believe they can justify any perceived operational change or inefficiency by itself or in conjunction with a blood component availability shortage. Certain customers that attempt to optimize collection practices in order to produce the highest volume of transfusable units with those collections may experience a less optimized yield as result of adopting INTERCEPT over conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

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

We have conducted studies of our products in both in vitro and in vivo environments using well-established tests that are accepted by regulatory bodies. When an in vitro test was not generally available or not well-established, we conducted in vivo studies in mammalian models to predict human responses. Although we have no reason to believe that the in vitro and in vivo studies are not predictive of actual results in humans, we cannot be certain that the results of these in vitro and in vivo studies accurately predict the actual results in humans in all cases. In addition, strains of infectious agents in living donors may be different from those strains commercially available or for which we have tested and for which we have received approval of the inactivation claims for our products. To the extent that actual results in human patients differ, commercially available or tested strains prove to be different, or customers or potential customers perceive that actual results differ from the results of our in vitro or in vivo testing, market acceptance of our products may be negatively impacted.

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. The United States is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. In addition, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of

INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approval requires blood center support and effort to obtain the approvals, which even if they put forth the effort to obtain those approval, may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us.

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

Given the concentrated nature of many of the largest potential customers, should those customers choose to adopt and standardize their production on the INTERCEPT Blood System, our ability to meet such significant demand may be constrained due to a variety of factors, including supply issues, manufacturing disruptions, or obsolescence of parts, among others. If we encounter such disruptions or supply shortages, we may have to allocate available products to customers, which could negatively impact our business and reputation or cause those customers to look for alternatives to the INTERCEPT Blood System.

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

The sales of our products in Europe and CIS countries are denominated in Euros and other currencies. As a result, we are exposed to foreign exchange risk, and our results of operations have been and will continue to be impacted by fluctuations in the exchange rate between the U.S. dollar and other currencies, in particular the Euro. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, referendum in which voters approved an exit from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

A meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in July 2017, the U.S. congressional leaders reached an agreement on additional sanctions against Russia, which are expected to be signed into law by the Trump administration. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election or otherwise, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. For example, our chronic anemia trial is currently ongoing in Turkey. We have in the past restricted and may again in the future need to restrict travel to Turkey for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. For example, our RedeS red blood cell study is ongoing in Puerto Rico which has seen massive destruction from the recent hurricanes. The blood centers and hospitals have been significantly impacted, causing delays in enrollment and progress on the trial for the time being as they recover from the storms. We are evaluating and working toward enrolling patients in Florida, though we cannot be certain when or if we will ever be successful in expanding the study beyond Puerto Rico. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the U.S., blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Blood centers that do submit applications or supplements for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must demonstrate an ability to define, test and meet acceptable specifications for our GMP manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. Failure to develop a methodology and assay that is sufficiently sensitive and robust may be time consuming, which in-turn would delay our ability to obtain regulatory approvals. In addition, existing lots of these red blood cell compounds manufactured under GMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT treated-red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete our contemplated Phase III clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

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

Platelet and Plasma Systems

In 2007, we obtained a CE mark approval from E.U. regulators for our platelet system, and have subsequently received a renewal in 2012 and again in 2017, in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within the Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE mark approval from E.U. regulators for our plasma system, and have subsequently received a renewal in 2011 and again in 2016, in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Austria and Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the recent label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

The execution and completion of our ongoing IDE studies will continue to result in additional costs, and will continue to require attention and resources from our clinical, regulatory and management teams, which may adversely affect our commercialization efforts and other regulatory and clinical programs.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allocations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA that is worth up to approximately $186.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $88.2 million under the base period of the agreement and options exercised in 2016. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study is currently being conducted in Puerto Rico. Given the recent hurricanes and destruction to Puerto Rico, our ability to enroll patients and make meaningful progress with the RedeS study has been negatively impacted and the successful completion of the RedeS study will likely require enrolling in sites outside of Puerto Rico. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA contract. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

In addition, under the BARDA agreement, BARDA will regularly review our development efforts and clinical activities. Under certain circumstances, BARDA may advise us to delay certain activities and invest additional time and resources before proceeding. If we follow such BARDA advice, overall red blood cell program delays and costs associated with additional resources for which we had not planned may result. Also, the costs associated with following such advice may or may not be reimbursed by BARDA under our agreement. Finally, we may decide not to follow the advice provided by BARDA and instead pursue activities that we believe are in the best interests of our red blood cell program and our business, even if BARDA would not reimburse us under our agreement.

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

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate product revenue from the sale of our platelet or plasma system in the U.S. and achieve operating profitability. Our red blood cell system also needs to be manufactured in FDA-approved facilities, several of which, are not currently FDA-approved. Failure of our suppliers to meet cGMP regulations and failure to obtain or maintain FDA approval will negatively impact our ability to achieve FDA approval for our red blood cell system or may require that we identify, qualify and contract with alternative suppliers, if they are available, which would be time consuming, costly and result in further approval delays.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in

100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance we may perform additional studies and seek regulatory approval for INTERCEPT-treated cryoprecipitate from human plasma or to develop, test and seek approval for an INTERCEPT-treated lyophilized plasma product. Such products may require a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. We have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the large relative size of the American Red Cross, should they deploy INTERCEPT rapidly under our commercial agreement, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, with some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. Additionally, such business models may be viewed as a threat to existing customers. We cannot assure you that we will pursue such business models or if we do, that we will be successful or that our existing customers will not feel threatened.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors would require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

Our manufacturing and supply agreement with Ash Stevens currently extends through December 31, 2017, and is automatically renewable thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. We have not been notified by Ash Stevens of their intention to terminate the agreement. Although we are not subject to minimum annual purchase requirements under the manufacturing and supply agreement with Ash Stevens, we may be required to pay a maintenance fee of up to $50,000 a year if specified quantities of amotosalen are not purchased in any year. We have incurred these maintenance fees in the past and may incur these maintenance fees in future periods.

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the manufacture and supply of compound adsorption devices used in our platelet and plasma systems. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. If not sooner terminated, the amended and restated Porex agreement expires on December 31, 2019. In addition, we entered into an amended and restated supply agreement with Purolite, which supplies other components of the compound adsorption devices, in April 2014. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with NOVA, which manufacturers our illuminators, currently extends through September 2018 and is automatically renewable for one year terms, but may be terminated by NOVA on at least twelve months’ prior written notice. We have not been notified by NOVA of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, we understand that certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics but will need to qualify and validate those plastics before we can seek regulatory approval and begin to utilize them in commercial manufacturing. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently NOVA is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could constrain our ability to penetrate the U.S. market and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the redesigned illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions. We will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have a two-year shelf life from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. In addition, certain large national customers, like those in France or the U.K. may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may negatively impact our customers operations and consequently, our reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the E.U. Data Protection Directive, as implemented into national laws by the E.U. member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The E.U. Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the European Commission, or EC, to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a recent judgment of the European Court of Justice that invalidated the EC decision on the U.S. safe harbor has increased uncertainty around the adequacy of these legal mechanisms. This means that it will no longer be possible to transfer personal data from the E.U. to entities in the U.S. that rely on safe harbor certification as a legal basis for the transfer of such data. In addition, data protection authorities from the different E.U. member states may interpret the E.U. Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the E.U. If we fail to comply with applicable data privacy laws, or if the legal mechanisms we rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. Further, the European Commission has approved a new data protection regulation, known as the General Data Protection Regulation, or GDPR, which has been finalized and is due to enter into force on May 25, 2018. This GDPR is intended to replace the current E.U. Data Protection Directive, and is expected to introduce new data protection requirements and substantial fines for breaches of the data protection rules. Once GDPR becomes effective, it may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional compliance mechanisms.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2025, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Trump administration has publicly stated a core goal is to deregulate wherever possible. It is unclear if this contraction in regulation would also apply to guidance documents that would impact our industry. For example, the FDA has indicated that they will finalize guidance prescribing steps blood centers would have to comply with to safeguard platelet products from bacterial contamination. The initial draft guidance prescribed our technology as an option. Should the administration remove such guidance documentation, market uptake for INTERCEPT platelets may be impaired. Conversely, any significant deregulation could make the introduction of competing products and technologies much easier than the burden faced by us in order to receive FDA approval. We expect that additional U.S federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our amended and restated loan and security agreement, or Amended Credit Agreement, with Oxford Finance, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Covenants in our Amended Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Amended Credit Agreement.

Our Amended Credit Agreement with Oxford Finance provides $40.0 million of term loan funds, due July 1, 2022, of which $30.0 million has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Amended Credit Agreement. The Amended Credit Agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Amended Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Amended Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Amended Credit Agreement. If we are unable to repay those amounts, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty. Moreover, our ability to access the final $10.0 million under the Amended Credit Agreement is subject to our ability to achieve a certain revenue threshold, which condition we may not be able to meet and which could adversely affect our liquidity. Before we would consider accessing the final $10.0 million under the Amended Credit Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Although we have not experienced any losses as a result of such attacks or any other breaches of data security, such breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, distributors, customers and others. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate.

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

10.1(7)	Amendment No. 3 to Controlled Equity OfferingSM Sales Agreement, dated August 4, 2017, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.2 †	Amended and Restated Loan and Security Agreement, dated July 31, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.3	First Amendment to Loan and Security Agreement, effective July 31, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2017.

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

CERUS CORPORATION

Date: November 3, 2017	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)