Form 10-K
period 2017-12-31
CERUS CORP
filed 2018-03-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”, “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $238 million. (1)

As of February 22, 2018, there were 129,597,267 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $2.51 per share on June 30, 2017. Excludes 13.9 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2017.

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

•

our ability to successfully complete development, receive regulatory approvals and commercialize extended storage cryoprecipitate or other plasma derived biological products using the INTERCEPT Blood System;

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

Our INTERCEPT Blood System is for use with three blood components: plasma, platelets, and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and Class III CE marks in the European Union and other jurisdictions that recognize CE mark approval, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. We sell both the platelet and plasma systems using our direct sales force and through distributors. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. We successfully completed our European Phase 3 clinical trial of our red blood cell system for acute anemia patients, and in January 2018, we reported that the primary efficacy and safety endpoints were met in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of these Phase 3 trials, we plan to file for CE mark approval of the red blood cell system in the European Union in the second half of 2018.

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

INTERCEPT Blood System—Platelets

•Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

•U.S. post-approval haemovigilance study enrolling patients

•U.S. post-approval recovery study of platelets treated with the INTERCEPT Blood System, currently in discussion with FDA

INTERCEPT Blood System—Plasma	•Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

INTERCEPT Blood System—Red Blood Cells

•Phase 1 clinical trial completed in 2010

•U.S. Phase 2 recovery and lifespan study completed in 2014

•U.S. Phase 3 clinical trial, known as the ReDeS study, enrolling patients

•U.S. Phase 3 acute anemia clinical trial, known as the ReCePI study, planned to be initiated

•Additional U.S. studies also planned

•European Phase 3 acute anemia clinical trial completed in 2014; European Phase 3 chronic anemia clinical trial completed in 2017

•European CE mark submission planned in second half of 2018

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

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. The first patient enrolled in that study in December 2015. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

Although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts in 2018 will continue to be largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Prior to broader customer adoption in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before making INTERCEPT-treated blood products available to their interstate hospital customers. Several blood centers have submitted for their interstate licenses. Until those licenses are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of these blood centers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. In addition, in order to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, or triple doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. In order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a premarket application, or PMA, supplement. In addition, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended-storage cryoprecipitate and possibility other plasma derived biological products. These development activities will be costly and may not be successful. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the trial for chronic anemia. The antibody eventually cleared and the patients had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. There has been no antibody reactivity associated with INTERCEPT-treated red blood cells in any of the subsequent configurations, studies or trials we have completed since modifying the process used in the red blood cell system. Accordingly, we received authorization from European regulators to proceed with Phase 3 clinical trials for acute anemia and, separately, chronic anemia. We announced the successful completion of our Phase 3 clinical trial of the red blood cell system for acute anemia patients in January 2015 and for chronic anemia patients in January 2018, based on the results of those trials plan to submit for CE mark approval in the European Union in the second half of 2018. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever.

In January 2015, we announced that the completed European Phase 3 clinical trial of red blood cells treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery patients met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated red blood cell components, or RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase 3 clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery patients at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for patients of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No patients exhibited an immune response to INTERCEPT-treated RBCs. Additionally, in January 2018, we announced that the European Phase 3 clinical trial of chronic anemia evaluating INTERCEPT-treated red blood cells in thalassemia patients met its primary efficacy and safety endpoints. Based on the results of these trials, we plan to submit for CE mark approval in the European Union in the second half of 2018. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. As part of our development and chemistry, manufacturing and control, or CMC, activities, we will need to successfully complete validation studies on sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe.

In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical double-blind study, known as the ReDeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The ReDeS study is expected to be expanded to other areas at risk for transfusion-transmitted infections due to the Zika virus, such as Florida. The first stage of the trial is a double-blind, controlled, parallel group trial where 600 adult patients will be randomized to receive up to 28 days of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. In a second optional stage, up to 20,000 patients would receive RBC transfusion support with up to 50,000 RBC units in an open-label, single-arm treatment use study. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated RBCs in patients requiring transfusion for acute blood loss during surgery. A total of 600 patients are expected to be enrolled in the ReCePI study in up to 20 participating sites in the U.S. Patients will be randomized on a 1:1 basis with patients in the treatment arm transfused with red blood cells treated with INTERCEPT and patients in the control arm transfused with conventional RBCs. The primary efficacy endpoint is the proportion of patients experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. The ReDeS and ReCePI studies are being funded as part of our agreement with BARDA. In addition to successfully conducting and completing the ReDeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of an additional Phase 3 clinical trial for chronic anemia. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial for chronic anemia. We also understand that the FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment with emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. We also must complete other prerequisites, including developing and validating an analytical method to test GMP manufactured compounds used in the red blood cell system to show that they consistently meet specifications and additional CMC activities in order to proceed with our planned CE mark submission.

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

Information regarding our revenues for the years ended December 31, 2017, 2016 and 2015 can be found in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

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

 Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of disposable kits for the platelet and plasma systems and rely on other contract manufacturers for the production of our inactivation compounds, compound adsorption components of the disposable kits and illuminators used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products or product candidates beyond those that we currently rely on, but we are currently in the process of identifying potential alternate manufacturers. Under our amended and restated manufacturing and supply agreement we entered into with Fresenius in October 2015, Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for the platelet, plasma and red blood cell systems from Fresenius for both clinical and commercial use. The agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels. The agreement also contemplates that we and Fresenius will jointly fund and collaborate on certain specified initiatives focused on new product development or enhancements, potential implementation of automation, installation of new equipment, capacity expansion and cost reduction. We are required to make contributions toward those joint collaboration projects in certain specified installment amounts. In addition, we will make a one-time, lump sum payment of €5.5 million, or the Milestone Payment, to Fresenius on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever comes first. The term of the agreement with Fresenius extends through July 1, 2025, and will automatically renew for successive additional two year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach.

Components of compound adsorption devices used in platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. If not sooner terminated, the amended and restated Porex agreement expires on December 31, 2019. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely several years away.

We also have an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap.

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

We operate with an amended manufacturing and supply agreement with Ash Stevens, Inc., or Ash Stevens, for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are not subject to minimum annual purchase requirements. We have incurred these maintenance fees in the past. The term of the amended manufacturing and supply agreement with Ash Stevens automatically extended at the end of 2017 and now continues until December 31, 2019, and will continue to automatically renew for successive two year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Ash Stevens. Neither party has delivered notice of its intent to terminate the agreement.

We and our contract manufacturers, including Fresenius and Nova, purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices and UVA illuminators from a limited number of suppliers. Some of those raw material suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews. For example, we understand that certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics for the manufacture of our disposable kits, and in January 2018, we received CE Mark approval for the use of the alternate plastics for the manufacture of the disposable kits for the platelet system. However, we will need to qualify and validate those alternate plastics in the U.S. and for our plasma product in Europe before we can utilize them in commercial manufacturing. Any acceleration of demand in the U.S. or increased demand for our plasma products prior to receiving approval may result in a run-out of the obsolete plastic and in-turn, an inability for us to meet that potential increased demand.

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

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While obtaining CE marks allow us to sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system and one blood center has received such approval for the plasma system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. This dynamic, in turn, requires us to focus our marketing efforts on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be up to twelve months following submission and we cannot assure you that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. In July 2017, we entered into new agreements with the EFS to supply illuminators, platelet and plasma disposable kits and while no commitment has been made by EFS to adopt the platelet system across France, EFS has begun to standardize production of its platelets using the INTERCEPT Blood System. National deployment of the INTERCEPT Blood System for platelets throughout France will require a coordinated and highly managed roll-out and any setback or failure could negatively impact the timing and success of adoption. We cannot provide any assurance that national deployment of INTERCEPT in France would be sustainable, should it occur, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

In Japan, the Japanese Red Cross controls a significant majority of blood centers and exerts a high degree of influence on the adoption and use of blood safety measures. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen reduction of blood over a number of years and has yet to make a formal determination to adopt any pathogen reduction approach. We also understand that the Japanese Red Cross has begun formal evaluation of a competing technology. Before the Japanese Red Cross considers our products, we understand that we may need to complete certain product configuration changes, which are currently under development but may not be economically or technologically feasible for us to complete.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third party payors. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third party payors for health care services and may never be covered. In the U.S., the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. The Centers for Medicare & Medicaid Services published a separate reimbursement code and premium pricing for pathogen-reduced platelet and plasma components under the Healthcare Common Procedure Coding System, or HCPCS. The reimbursement pricing for our products under HCPCS will be driven by actual costs charged to hospitals for INTERCEPT-treated components. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, Italy, the Middle East, Latin America, South Africa and Southeast Asia, as well as the People’s Republic of China. Our success in these regions is dependent on our ability to support our distributors and our distributor’s ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements account for a significant amount of our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. For instance, over the course of 2013 and 2014, we implemented several changes designed to improve market penetration in our distributor territories, including by adding additional sales, technical and marketing support, as well as by providing supplementary training to improve the effectiveness of distributor field personnel. In the past, we have transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct sales effort, which we believed would provide us with better visibility into and control of sales execution. As a result of these changes, we experienced a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as those distribution partners sold through their disposable kit inventory. In addition, the new distributors and our own direct sales force continue to require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that they will be successful in achieving the same level of operations or proficiency as our previous distributors. We expect that it may take longer for us to be paid with some distributors or customers taking longer to pay invoices than the payment terms we have historically experienced.

Government Contract

Revenue from the cost reimbursement provisions under our government contract varies by year. A portion of our government contract revenue is subject to renegotiation of reimbursement rates or termination of the contract at the election of the U.S. government. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreement with BARDA, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on our government contract revenue and other financial information for the years ended December 31, 2017, 2016 and 2015. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contract with BARDA, may harm our business, financial condition and operating results.”

Competition

Our products face a wide variety of competition from entities competing directly with alternative pathogen reducing technologies for platelets and/or plasma, as well as from entities developing and selling diagnostic screening products to detect and prevent contaminated products from being transfused, and from process and procedural decisions involving blood banking operations including but not limited to shortened shelf-life of blood components. Many of our competitors have mature, well-established products or have other products which are sold to U.S. based blood centers and many have more commercial resources than we do. In addition, competitors may choose to seek a lower class of approval than our products, which may be easier and less costly for them to maintain and may be perceived as sufficient by the marketplace. We believe that the INTERCEPT Blood System has certain competitive advantages over competing blood-borne pathogen reduction methods that are either on the market or known to us to be in development. The INTERCEPT Blood System is designed for use in blood centers, which allows for integration with current blood collection, processing and storage procedures. Certain competing products currently on the market, such as solvent detergent-treated plasma, use centralized processing that takes blood products away from the blood center in order to be treated at a central facility before being shipped back out to the blood centers or hospitals for ultimate transfusion, which may result in higher costs.

In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued Class II CE marks for such system for both platelets and plasma. MacoPharma has received a CE mark for a UVC-based pathogen reduction product for platelets. MacoPharma currently has a Phase 3 clinical trial underway in Germany to generate additional data for expanded approvals. We understand that Terumo BCT also developed a pathogen reduction system for whole blood and has recently completed a clinical trial of its whole blood system in Ghana, receiving a Class II CE mark. Terumo BCT’s products may offer certain competitive advantages over our INTERCEPT Blood System.

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG, which received FDA approval in January 2013 to sell treated fresh frozen plasma for certain indications which treated fresh frozen plasma is currently commercially available, as well as from diagnostic and testing companies currently approved for the detection of pathogens in donated blood products, including bacterial and viral pathogens. Our platelet product faces competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2017, we owned approximately 10 issued or allowed U.S. patents and approximately 96 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2018 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2018 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

We are aware of a recently expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages. Further discussion of the factors impacting our intellectual property and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled “We may not be able to protect our intellectual property or operate our business without infringing intellectual property rights of others.”

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval for shelf lives from 18 to 24 months. Illuminators and replacement parts do not have regulated expiration dates. We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished disposable kits. We maintain inventory based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

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

	Year Ended December 31,
	2017	2016	2015
Etablissement Francais du Sang	22%	*	23%
Advanced Technology Company K.S.C.	*	12%	*

*	Represents an amount less than 10% of product revenue.

To date, we have not experienced collection difficulties from these customers. For additional details about these customers for the years ended December 31, 2017, 2016 and 2015, as well as information regarding our net revenues by geographical location and location of our long-lived assets, see Note 16 in the Notes to Consolidated Financial Statements under “Item 15—Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development efforts. We have incurred total research and development expenses of $33.7 million, $31.3 million and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As we look ahead, we anticipate that the regulatory submission processes related to planned PMA supplements for the platelet and plasma systems in the U.S. will require continued investment in research and development activities, as will our ongoing clinical, development and CMC work for our red blood cell system in Europe. In the U.S., we expect to incur increasing research and development expenses associated with pursuing licensure of the Red Blood System including the ReDeS study, the ReCePI study and an additional Phase 3 clinical trial for chronic anemia in the U.S., in vitro studies, and other activities to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. In addition, we plan to continue spending on new product development and enhancements to our illumination device which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2017, 2016 and 2015.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

Our European investigational plan has been based on the INTERCEPT Blood System being categorized as Class III drug/device combination under the Medical Device Directives, or the MDD, of the European Union.

The European Union requires that medical devices affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with the MDD. We initially received the CE mark for our platelet system and separately for our plasma system in 2002 and 2006, respectively. We will need to obtain a CE mark extension in our name from European Union regulators for both our platelet and plasma systems every five years. The renewal of the approval for CE mark for the platelet system was received in May 2017 while the renewal of the approval for CE mark for the plasma system was received in September 2016. A separate CE mark certification must be received for the red blood cell system to be sold in the European Union and in other countries recognizing the CE mark. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

In December 2014, the FDA approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Also in December 2014, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We plan to conduct development activities, clinical studies and in vitro studies for our platelet system to expand our label claims to include, among others, storage of INTERCEPT-treated platelets for up to seven days rather than five days, random donor platelets and a new processing set for triple dose collections. In addition, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended-storage cryoprecipitate and possibility other plasma derived biological products.

As a condition to the FDA approval of the platelet system, we are required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. If we are unable to complete this study or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet and/or plasma systems. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we redesigned the illuminator used in the platelet and plasma systems. We understand that certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark approval for our platelet product using the alternate plastics but will need to qualify and validate those plastics in the U.S. and for our plasma product in Europe before we can utilize them in commercial manufacturing. We are seeking FDA approval of the redesigned illuminator and the same new plastics for the platelet and plasma disposable kits that have received CE mark approval for Europe. We will need obtain FDA approval of the redesigned illuminator and plastics before they can be commercially sold in the U.S. Should we be unable to obtain approval, our operations and financial results will be adversely affected. In addition, in order to address the entire market in the U.S., we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets triple dose collections and random donor platelets. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations, the new plastics, or the redesigned illuminator could significantly limit revenues from sales of the platelet and plasma systems.

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

We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and FDA or other foreign regulatory authorities may require us to recall products as a result of adverse events or production problems. Additionally, we are required to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims.

CBER is the center within the FDA principally responsible for regulating the INTERCEPT Blood System. In addition to regulating our blood safety products, CBER also regulates the blood collection centers and would regulate any blood products that they prepare using the INTERCEPT Blood System. Prior to broader customer adoption in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from CBER before making INTERCEPT-treated blood products available to their interstate hospital customers. Any significant product change that we make may require amendments or supplements to those site-specific licenses that a U.S.-based blood center customer has obtained. Additionally, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may result in further delay of customer adoption in the U.S. We plan to continue working with U.S.-based blood centers to support these activities as any delay in obtaining these licenses would adversely impact our ability to sell products in the U.S.

We believe that in deciding whether the INTERCEPT Blood System is safe and effective regulatory authorities have taken, and are expected to take, into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with INTERCEPT. Data from human clinical studies must demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components. In addition, regulatory authorities will weigh INTERCEPT’s safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. We have conducted many toxicology studies designed to demonstrate the INTERCEPT Blood System’s safety. There can be no assurance that regulatory authorities will not require further toxicology or other studies of our products. Based on discussions with the FDA and European regulatory authorities, we believe that data only from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system’s efficacy in reducing pathogens. In light of these criteria, our clinical trial programs for the INTERCEPT Blood System consist of studies that differ from typical Phase 1, Phase 2 and Phase 3 clinical studies.

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

U.S. Health Care Reimbursement and Reform

Our ability to commercialize our products successfully in the U.S. will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained. The INTERCEPT Blood System is currently sold to U.S. based blood collection entities. Because our products are not directly reimbursable by governmental or commercial third party payors, adoption of the INTERCEPT Blood System will, in part, require coverage and adequate reimbursement to be provided for the procedures and treatments which utilize INTERCEPT-processed blood products. There is no uniform policy of coverage and reimbursement among third-party payors, as such, coverage and reimbursement can differ significantly from payor to payor. Even if favorable coverage and reimbursement status is attained for a particular procedure or treatment, less favorable coverage policies and reimbursement rates may be implemented in the future. If the costs to hospitals for INTERCEPT-processed blood products acquired from blood collection entities cannot be easily, readily, or fully incorporated into the hospital’s existing coverage and reimbursement structure, adoption of our products may be negatively affected.

In the U.S., there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. For example, the Patient Protection and Affordable Care Act, or the ACA, and ongoing cost saving efforts may have an impact on our ability to profitably commercialize the INTERCEPT Blood System in the U.S. and elsewhere. The ACA and other health care reform in the U.S. include provisions that place downward pressure on the pricing of medical products and also introduce new taxation on medical devices (the effective date of which has been delayed), which could further impact our profit margins.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees. Congress also could consider additional legislation to replace or replace elements of the ACA. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system.

Further discussion of the impact of health care reform and laws governing our business practices on our business can be found in “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “Legislative, regulatory, or other healthcare reforms may make it more difficult and costly for us to obtain regulatory approval of our products and to produce, market and distribute our products after approval is obtained” and “We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.”

Employees

As of December 31, 2017, we had 215 employees, 83 of whom were engaged in research and development and 132 in selling, general and administrative activities. Of the 132 employees engaged in selling, general, and administrative activities, 38 were employed by our European subsidiary, Cerus Europe B.V. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts in 2018 will continue to be largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. In addition, significant changes to our product or the way in which our product is used may require that those customers file supplements or amendments to their site-specific licenses from CBER to continue to sell blood components processed using the INTERCEPT Blood System. Until those licenses and any required supplements are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT-treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

Our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. will depend on our ability to:

•	achieve market acceptance and generate product sales through execution of sales agreements on commercially reasonable terms;
•	enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third party suppliers;
•	create market demand for the INTERCEPT Blood System through our education, marketing and sales activities;
•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;
•	expand the labeled indications of use for the INTERCEPT Blood System and/or design, develop, test and obtain regulatory approval for new product configurations;
•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and
•	comply with other U.S. healthcare regulatory requirements.

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. is subject to a number of risks and uncertainties, including those related to:

•	the highly concentrated U.S. blood collection market that is dominated by a small number of blood collection organizations;
•	availability of donors;
•

regulatory and licensing requirements, including the CBER licensing process that U.S.-based blood centers are required to follow in order to obtain and maintain the required site-specific licenses to engage in interstate transport of blood components processed using the INTERCEPT Blood System;

•	changed or increased regulatory restrictions or requirements;
•

the amount available for reimbursement pursuant to codes we have obtained under the Healthcare Common Procedure Coding System, or HCPCS, and pricing for outpatient use of INTERCEPT-treated blood components;

•

any supply or manufacturing problems or delays arising with any of our suppliers, many of whom are our sole suppliers for the particular product or component they manufacture, the ability of our suppliers to maintain FDA approval to manufacture the INTERCEPT Blood System and to comply with FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements;

•	successful customer transition to the disposable kits manufactured with the alternate plastics, once approved by FDA;
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

In addition to the above, our ability to successfully commercialize the INTERCEPT Blood System in the U.S. is dependent on our ability to operate without infringing on the intellectual property rights of others. For example, we are aware of a recently expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exists substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages.

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

In 2015, we conducted a Phase 1 clinical study protocol under an IDE to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and had recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under the IDE was limited to pathogen reduction claims that relied on existing clinical data that we had regarding reduction of certain pathogens in donated plasma. Accordingly, the study was not designed to generate any data on the efficacy of INTERCEPT to inactivate the Ebola virus, and we still do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus, and therefore, we do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. This may negatively impact a customer’s desire to adopt INTERCEPT in those countries where addressing an Ebola virus outbreak is a primary concern.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. For example, in connection with the nation-wide deployment of INTERCEPT in France, our customer, EFS, has encountered instances of leakage in the disposable kits. Although the relative number of reports is not disproportionate to the number we have seen in other markets, because of the high number of new sites, and the high utilization rates throughout France, the absolute number of incidents has triggered a report to the French National Agency for Medicines and Health Products Safety, or ANSM. We are working with EFS to gain access to the sites and personnel reporting the leaks in order to investigate and determine root cause and imputability in an effort to resolve the issue and if we are unable to successfully resolve the issue, then we may be required to recall our products, either voluntarily or at the direction of ANSM. In addition, the United States is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both

INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third party payors for health care services and may never be covered. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’s and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approval requires blood center support and effort to obtain the approvals, which even if they put forth the effort to obtain those approval, may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In July 2017, we entered into new agreements with the EFS to supply illuminators, platelet and plasma disposable kits and while no commitment has been made by EFS to adopt the platelet system across France, EFS has begun to standardize production of its platelets using the INTERCEPT Blood System. National deployment of the INTERCEPT Blood System for platelets throughout France will require a coordinated and highly managed roll-out and any set back or failure could negatively impact the timing and success of adoption. We cannot provide any assurance that national deployment of INTERCEPT in France would be sustainable, should it occur or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

Given the concentrated nature of many of the largest potential customers, should those customers choose to adopt and standardize their production on the INTERCEPT Blood System, our ability to meet such significant demand may be constrained due to a variety of factors, including supply issues, manufacturing disruptions, availability of disposable kits manufactured from the obsolete plastic materials in jurisdictions that have not approved the alternate plastics, or other obsolescence of parts, among others. If we encounter such disruptions or supply shortages, we may have to allocate available products to customers, which could negatively impact our business and reputation or cause those customers to look for alternatives to the INTERCEPT Blood System.

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

A meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in August 2017, President Trump signed into law new legislation which provides for additional sanctions against Russia. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election or otherwise, if worldwide oil prices continue to remain low and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels. Similarly, low worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. In addition, jurisdictions may differ in the definition of what constitutes a transfusable unit of platelets. We have developed our products with the aim to standardize the volume of platelets treatable by our system, wherever possible, which may not be accepted by all regulators or customers, may require additional data to support approval or which may not produce optimal transfusable blood components. For example, in certain jurisdictions, our approved label claims and the definition of a viable platelet unit for transfusion may allow for a significantly lower or higher platelet count per volume than other jurisdictions may allow. This variability in platelet count per volume may result in differences in platelet quality once processed and stored using INTERCEPT, and if customers experience sub-optimal platelet quality following INTERCEPT treatment, they may limit their adoption of INTERCEPT or consider adoption of competing blood safety technologies over INTERCEPT. In addition, our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, in order to generate data that would be satisfactory to the FDA, we need to test our products with different blood center production configurations producing otherwise saleable products for the blood center. As such, we will generally need to purchase blood components which are expensive and may be limited during periods of low availability. For example, we continue to experience such availability constraints for platelets. Any such inability to procure blood components at a reasonable price, or at all, to conduct studies in order to generate data sufficient for label claim expansions may negatively impact our business opportunities.

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. We have in the past restricted and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. For example, the ReDeS study is ongoing in Puerto Rico which has seen massive destruction from the hurricanes of 2017. The blood centers and hospitals were significantly impacted, causing delays in enrollment and progress on the ReDeS study. To mitigate these delays, we are seeking to enroll patients in the U.S., including in Florida, though we cannot be certain if these mitigation steps will allow us to successfully enroll and complete the clinical trial. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria have impacted the speed with which we were able to enroll patients in our European Phase 3 red blood cell system trial in chronic anemia patients and may impact other studies thus far. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products, the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the U.S., blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require we engage in additional clinical trials or conduct further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must complete other prerequisites, including developing and validating an analytical method to test GMP manufactured compounds used in the red blood cell system to show that they consistently meet specifications and additional CMC activities in order to proceed with our planned CE mark submission. Developing a methodology and assay that is sufficiently sensitive and robust may be time consuming, and delays or failures in such development efforts could in-turn delay our ability to obtain regulatory approvals. In addition, existing lots of these red blood cell compounds manufactured under GMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT treated-red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. We understand that one of our component suppliers for our red blood cell system is experiencing significant financial difficulties which may impact their ability to maintain standards suitable for GMP regulations or ability to exist as a going concern. While we are in the process of identifying alternate manufactures of the component, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval and will cause us to incur additional cost. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the ReDeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

In 2003, we terminated Phase 3 clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase 1 clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase 3 clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the European Phase 3 acute anemia clinical trial and the European Phase 3 chronic anemia clinical trials, with the INTERCEPT Blood System for red blood cells meeting its primary efficacy and safety endpoints in both trials. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase 3 clinical trials of our earlier red blood cell system will not be observed in the future. In addition, although our completed European Phase 3 clinical trials in acute anemia patients and chronic anemia patients using our modified process met their primary endpoints, we cannot assure you that the same or similar results will be observed in current and potential future clinical trials using our modified process.

We will need to successfully conduct and complete each of the ReDeS and ReCePI studies as well as an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. There can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain regulatory approval for the product. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in InterSol and 100% plasma in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Additionally, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

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

The execution and completion of the ReDeS and ReCePI studies and planned or required clinical trials or studies will continue to result in additional costs, and will continue to require attention and resources from our clinical, regulatory and management teams, which may adversely affect our commercialization efforts and other regulatory and clinical programs.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allocations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA that is worth up to approximately $186.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $88.2 million under the base period of the agreement and options exercised in 2016. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our ReDeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in Puerto Rico and Florida. Given the recent hurricanes and destruction to Puerto Rico, our ability to enroll patients and make meaningful progress with the ReDeS study has been negatively impacted and the successful completion of the ReDeS study will likely depend on increasing enrollment through sites outside of Puerto Rico. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA contract. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Furthermore, we have entered into and will continue to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors, in order to satisfy our contractual obligations under our BARDA agreement. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of our BARDA agreement. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our BARDA agreement.

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

If we or our third-party suppliers fail to comply with the FDA’s or other regulatory agency’s good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

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

We and our third-party suppliers are also required to comply with the cGMP and QSR requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA and other regulatory agencies audit compliance with cGMP and QSR requirements through periodic announced and unannounced inspections of manufacturing and other facilities. These audits and inspections may be conducted at any time. If we or our suppliers fail to adhere to cGMP and QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA or other regulatory agency could take enforcement action against us, which could delay production of our products and may include:

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems and we are qualifying new plastics for use in our disposable kits, and we will need to receive approval of both of these changes from the FDA. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance, we plan to perform additional studies and seek regulatory approval for INTERCEPT-treated extended storage cryoprecipitate from plasma and we may develop, test and seek approval for other biological plasma products. Such products may require or we may choose to pursue a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. We have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build relationships, additional routine-use data and trust from the industry. As a company, we have no prior experience in commercializing any products in the U.S., and we still need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we need to attract and retain medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and expand our MSL team and sales and marketing functions. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT blood system, including extended storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. We have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers.

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

Our manufacturing and supply agreement with Ash Stevens automatically extended at the end of 2017 and now continues until December 31, 2019, and will continue to automatically renew thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. We have not been notified by Ash Stevens of their intention to terminate the agreement. Although we are not subject to minimum annual purchase requirements under the manufacturing and supply agreement with Ash Stevens, we may be required to pay a maintenance fee of up to $50,000 a year if specified quantities of amotosalen are not purchased in any year. We have incurred these maintenance fees in the past and may incur these maintenance fees in future periods.

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. If not sooner terminated, the amended and restated Porex agreement expires on December 31, 2019. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufacturers our illuminators, currently extends through September 2018 and is automatically renewable for one year terms, but may be terminated by Nova on at least twelve months’ prior written notice. We have not been notified by Nova of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, we understand that certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark approval for our platelet product using the alternate plastics but will need to qualify and validate those plastics in the U.S. and for our plasma product in Europe before we can utilize them in commercial manufacturing. In addition, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. In addition, certain large national customers, like those in France or the U.K. may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may negatively impact our customers operations and consequently, our reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

With respect to the manufacture of our products, our third party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

•

federal false claims laws, including the federal False Claims Act, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal payors that are false or fraudulent, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, and which may apply to entities that provide coding and billing advice to customers;

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the E.U. Data Protection Directive, as implemented into national laws by the E.U. member states, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The E.U. Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the U.S., which are not considered by the European Commission, or EC, to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the U.S., a judgment of the European Court of Justice that invalidated the EC decision on the U.S. safe harbor has increased uncertainty around the adequacy of these legal mechanisms. This means that it will no longer be possible to transfer personal data from the E.U. to entities in the U.S. that rely on safe harbor certification as a legal basis for the transfer of such data. In addition, data protection authorities from the different E.U. member states may interpret the E.U. Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the E.U. If we fail to comply with applicable data privacy laws, or if the legal mechanisms we rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the EC to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. Further, the European Commission has approved a new data protection regulation, known as the General Data Protection Regulation, or GDPR, which was officially adopted in April 2016 and will be applicable in May, 2018. This GDPR is intended to replace the current E.U. Data Protection Directive, and will introduce new data protection requirements and substantial fines for breaches of the data protection rules. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional compliance mechanisms.

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

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA, known as the Physician Payments Sunshine Act, imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year, and up to an aggregate of $1,105,241 per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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
•

establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including delaying imposition of the medical device excise tax on non-exempt medical devices through December 31, 2019. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2027, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the

American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny in the United States to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s budget proposal for fiscal year 2019.

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

MacoPharma has received CE Mark for a UVC-based product for pathogen reduced platelets. MacoPharma currently has a Phase 3 clinical trial underway in Germany to generate additional data for expanded approvals. In addition, Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE marks for its system for both platelets and plasma. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and has recently completed a clinical trial of its whole blood system in Ghana, receiving a Class II CE mark. Terumo BCT’s products may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo BCT’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete with their products and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. On December 22, 2017, President Trump signed into law the Tax Act. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, utilization of NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions, which may result in the expiration of NOL carryforwards before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of a recently expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2018 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2018 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Product sales of the INTERCEPT Blood System sold outside of the U.S. are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of other income, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. For example, the announcement of Brexit caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we transact business. Should this foreign exchange volatility continue or increase, it could cause volatility in our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros and other currencies we transact in, our product revenues and expenses denominated in Euros or other foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.

Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility. As our commercial operations grow globally, our operations are exposed to more currencies and as a result our exposure to foreign exchange risk will grow.

Additionally, the Trump administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, including those under the Tax Act, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives, regulations, restrictions or tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

The Tax Act significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate on future earnings to 21%, limitation of the future tax deduction for net interest expense, limitation of the deduction for future net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, changes in the treatment of offshore earnings regardless of whether they are repatriated, mandatory capitalization of research and development expenses, further deduction limits on executive compensation and modifying, repealing and creating many other business deductions and credits. Our federal net operating loss carryovers generated in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. This leased facility includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. We also lease a facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. In February 2018, we entered into a lease arrangement for our new corporate headquarters in Concord, California. The lease term commences upon completion of the buildout of the space and continues for 133 full calendar months. We believe that our current and future facilities will be adequate for the foreseeable future. The following table summarizes the properties we lease and their location, size, term and primary functions as of December 31, 2017.

Locations	Square Footage	Lease Expiration Date	Primary Functions

Concord, CA, United States	36,029	November 2019	Administrative and research
Concord, CA, United States	7,702	September 2019	Administrative and warehouse
Concord, CA, United States	6,655	December 2019	Administrative and research
Concord, CA, United States	21,440	July 2019	Sales, administrative, marketing and technical support
Amersfoort, Netherlands	7,300	January 2023	Sales and administrative

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS.” The following table sets forth, for the periods indicated, the high and low intra-day sales prices for our common stock as reported by the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2017:
First Quarter	$4.58	$3.91
Second Quarter	4.61	2.02
Third Quarter	2.73	2.15
Fourth Quarter	3.95	2.76
Year Ended December 31, 2016:
First Quarter	$6.66	$4.81
Second Quarter	6.89	4.90
Third Quarter	7.64	5.79
Fourth Quarter	6.34	4.17

On February 22, 2018, the last reported sale price of our common stock on the Nasdaq Global Market was $4.27 per share. On February 22, 2018, we had 139 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Additionally, any cash dividends declared or paid would require prior written consent under the terms of the amended and restated loan and security agreement entered on July 31, 2017, with Oxford Finance LLC.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2012, and tracked the performance through December 31, 2017, for (i) our common stock, (ii) the Nasdaq Biotechnology Index, (iii) the NYSE ARCA Biotechnology Index, and (iv) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2012	2013	2014	2015	2016	2017
Cerus Corporation	$100.00	$204.11	$197.47	$200.00	$137.66	$106.96
Nasdaq Biotech Index	100.00	165.61	222.08	247.44	193.79	234.60
NYSE ARCA Biotech Index	100.00	150.64	222.30	246.53	198.77	272.92
Nasdaq	100.00	138.32	156.85	165.84	178.28	228.63

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

The following table summarizes certain selected financial data for the five years ended December 31, 2017, which has been derived from audited consolidated financial statements. The information presented below may not be indicative of future results and should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Product revenue	$43,568	$37,183	$34,223	$36,416	$39,657
Cost of product revenue	22,531	20,295	23,464	21,188	22,602
Gross profit on product revenue	21,037	16,888	10,759	15,228	17,055
Government contract revenue	7,758	2,092	—	—	—
Loss from operations	(57,530)	(61,447)	(61,075)	(44,503)	(28,299)
Net loss	(60,585)	(62,906)	(55,868)	(38,755)	(43,337)

Net loss per share:
Basic	$(0.56)	$(0.62)	$(0.58)	$(0.52)	$(0.64)
Diluted	$(0.56)	$(0.62)	$(0.61)	$(0.61)	$(0.64)
Weighted average shares outstanding used for calculating loss per share:
Basic	108,221	101,826	96,068	74,767	67,569
Diluted	108,221	101,826	96,905	76,534	67,569

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:
Cash, cash equivalents, short-term investments and investment in marketable equity securities	$60,696	$71,628	$107,879	$51,294	$57,676
Working capital	66,767	67,217	108,544	45,736	38,730
Total assets	98,244	103,476	139,402	81,669	83,381
Long-term obligations	36,173	18,801	22,775	10,998	1,162
Total stockholders' equity	38,940	57,787	94,765	41,521	42,795

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the year ended December 31, 2017, are not necessarily indicative of results that may occur in future periods.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. The INTERCEPT Blood System is designed for three blood components: platelets, plasma and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE marks and U.S. Food and Drug Administration, or FDA, approval and are being marketed and sold in a number of countries around the world. We sell both the platelet and plasma systems using our direct sales force and through distributors.

The platelet system is approved in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease or TA-GVHD. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. The plasma system is approved in the U.S. for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we plan to submit for CE mark approval in the European Union in the second half of 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the ReDeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the ReDeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of a potential Phase 3 clinical trial. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential Phase 3 clinical trial. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our GMP manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. Developing a methodology and assay that is sufficiently sensitive and robust may be time consuming, and delays or failures in such development efforts could in-turn delay our ability to obtain regulatory approvals. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including the ReDeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to develop sufficient quantities of the active compounds for our products meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. The ReDeS and ReCePI studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See our discussion under “BARDA” below for more information.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2017 continued to be, and in 2018 will continue to be, largely focused on implementing INTERCEPT to customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In 2018, we plan to focus commercial efforts on supporting continued use of INTERCEPT by existing customers and supporting the national adoption of the platelet system in France. However, since no purchase volume commitments have been made by the Établissement Français du Sang, or EFS, for the French market significant product revenue from the French market may not occur or may not consistently occur quarter-over-quarter. National deployment of the INTERCEPT Blood System for platelets throughout France will require a coordinated and highly managed roll-out and any set back or failure could negatively impact the timing and success of adoption. We cannot provide any assurance that national deployment of INTERCEPT in France would be sustainable, should it occur, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

 Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term.

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. In 2016, we paid €3.1 million to Fresenius. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value at discount rate of 9.72% based on our effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2017, we had accrued $5.8 million (€4.8 million) related to the Manufacturing and Development Payments.

The Manufacturing and Development Payments are made to support certain projects Fresenius has and will perform on our behalf related to certain research and development, or R&D, activities and manufacturing efficiency activities. We allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on our behalf is expensed over the period in which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement.

The initial term of the Supply Agreement extends through July 1, 2025, or the Initial Term, and is automatically renewed thereafter for additional two year terms, or Renewal Terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the Supply Agreement, we have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius. In the event that Fresenius refuses or is unable to continue operating under the Supply Agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

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

BARDA

In June 2016, we entered into an agreement with BARDA to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including funding studies necessary to support a potential premarket application, or PMA, submission to the FDA for the red blood cell system, and acceleration of commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

The five-year agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. BARDA has exercised its option to provide reimbursement of our expenses during a base period, or the Base Period, and has exercised options, or Option Periods, of up to $88.2 million for expenses related to the clinical development of the red blood cell system. If we were to satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $186.2 million over the five-year agreement period. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods were exercised by BARDA. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Although BARDA has committed to reimburse us for up to $88.2 million in expenses to date, we may not receive all of these funds if BARDA were to terminate the agreement. Amounts invoiced and currently payable under the BARDA agreement are subject to future audits at the discretion of the government. These audits could result in an adjustment to revenue previously reported, which potentially could be significant.

Equity and Debt Agreements

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, which together we refer to as the Prior Cantor Agreement, with Cantor Fitzgerald & Co., or Cantor, that provided for the issuance and sale of shares of our common stock over the term of the Cantor Agreement having an aggregate offering price of up to $132.2 million, $70.0 million of which was available at May 5, 2016, through Cantor. During the years ended December 31, 2017 and 2016, 11.0 million and 3.5 million shares, respectively, of our common stock were sold under the Prior Cantor Agreement for aggregate net proceeds of $30.3 million and $22.0 million, respectively.

On August 4, 2017, we entered into Amendment No. 3 to the Prior Cantor Agreement (together, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

Debt Agreement

Prior to December 31, 2016, we maintained a five year loan and security agreement with Oxford Finance, or the Term Loan Agreement, under which we borrowed $20.0 million. We received $10.0 million from the first tranche, or Term Loan A, in June 2014. In June 2015, we received $10.0 million from the second tranche, or Term Loan B. Term Loan A bore an interest rate of 6.95%, and Term Loan B bore an interest rate of 7.01%. Term Loans A and B were set to mature on June 1, 2019, with various interest only periods.

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

On July 31, 2017, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provides for secured growth capital term loans, or 2017 Term Loans, of up to $40.0 million. All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million, or 2017 Term Loan A, was drawn by us on July 31, 2017, with the proceeds in part to repay in full all of the outstanding the term loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The second tranche of $10.0 million, or 2017 Term Loan B, will be made available to us upon our achieving consolidated trailing six-month revenues as defined in the agreement, or the Revenue Milestone. If the Revenue Milestone is achieved, we may draw the 2017 Term Loan B through the earlier of (i) January 31, 2019, and (ii) the date which is 60 days after the achievement of the Revenue Milestone. The 2017 Term Loans require interest-only payment through February 1, 2019, followed by 42 months of equal principal payments plus declining interest payments. However, if we draw the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. Interest on 2017 Term Loan A and 2017 Term Loan B will bear interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate of Term Loan A at December 31, 2017, was approximately 8.4%.We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term. As of December 31, 2017, our indebtedness under Term Loan A was approximately $29.8 million. The Amended Credit Agreement contains certain nonfinancial covenants, with which we were in compliance at December 31, 2017.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

• Revenue—Revenue is recognized when (i) persuasive evidence of the agreement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collection is reasonably assured.

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

• Government contract revenue—Revenue related to the cost reimbursement provisions under our BARDA agreement is recognized as the allowable direct contract costs plus allowable indirect costs are incurred based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses or general and administrative expenses. Payments to us pursuant to our BARDA agreement are provisional payments subject to adjustment upon audit by the government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

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

Inventory is recorded at the lower of cost, determined on a first in, first-out basis, or net realizable value. Our platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture.

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

• Goodwill and intangible assets—In August 2010, we accounted for the acquisition of certain assets as a business combination. In connection with the acquisition, we used significant judgment, including, but not limited to, judgments as to cash flows, discount rates, and economic lives, in identifying the assets acquired and in determining the fair values to record the purchased assets on our consolidated balance sheets. In addition, we assessed the fair value of the non-controlling interest that we held prior to the acquisition. We determined that a considerable amount of the purchase consideration was goodwill, which represents value unique to us as the holder of worldwide rights to the INTERCEPT Blood System. We may be unable to realize the recorded value of the acquired assets and our assumptions may prove to be incorrect, which may require us to write-down or impair the value of the assets if and when facts and circumstances indicate a need to do so. We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. The test for goodwill impairment may be addressed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative goodwill impairment test. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in our one reporting unit. On August 31, 2017, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the year ended December 31, 2017. We will continue to monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the year ended December 31, 2017 which would require us to test the recoverability of our intangible assets.

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

For our stock-based awards issued to non-employees, the measurement date at which the fair value of the stock-based award is measured is the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete.

• Income taxes—Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on substantially all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our U.S. federal tax returns from 1998 through 2016 and all our California tax returns through 2016 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits.

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Product revenue	$43,568	$37,183	$34,223	17%	9%
Government contract revenue	7,758	2,092	—	271%	N/A
Total revenue	$51,326	$39,275	$34,223	31%	15%

Product revenue increased by $6.4 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the year-over-year increased demand of our disposable kits for our platelet system as a result of growth in EMEA, including the commencement of the national rollout of INTERCEPT in France, and sales to U.S. customers that are entering routine use of the platelet system, and, to a lesser extent, due to improved foreign exchange rates for the Euro. The year-over-year growth in sales of disposable kits for our platelet system was partially offset by decreased sales of disposable kits for our plasma products.

Product revenue increased by $3.0 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, attributable mainly to increased illuminator sales primarily in the U.S market and increased sales volume of disposable platelet and plasma system kits in our European and Middle Eastern markets.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, and as national adoption of the platelet system continues in France, as well as from expected continued contribution from U.S. sales and newly accessible geographies. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $7.8 million, $2.1 million and zero revenue from our BARDA agreement during the years ended December 31, 2017, 2016 and 2015, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our ReDeS study and anticipated ReCePI study enroll and as the other qualified clinical and development activities increase under the Option Periods exercised, we anticipate reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable, and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Cost of product revenue	$22,531	$20,295	$23,464	11%	(14%)

Cost of product revenue increased by $2.2 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily due to the increase of sales in the current year compared to the prior year. Cost of product revenue was also impacted by the quantity of disposable kits sold during the reported periods and the quantity of illuminators sold, all with generally offsetting effects.

Cost of product revenue decreased by $3.2 million during the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily the result of the elimination of the royalty to Fresenius in the fourth quarter of 2015 and decreased obsolescence and manufacturing charges in 2016 compared to the prior year.

Our gross margin on product sales was 48% during the year ended December 31, 2017, up from 45% during the year ended December 31, 2016. The increase in gross margins on product sales was primarily due to increased demand for disposable kits for the platelet system and favorable Euro foreign exchange rates.

Our gross margin on product sales was 45% during the year ended December 31, 2016, up from 31% during the year ended December 31, 2015. The increase in gross margins on product sales was primarily due to the elimination of the royalty to Fresenius in the fourth quarter of 2015, decreased obsolescence and manufacturing charges, increased illuminator sales, and efficiencies realized related to inventory management during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Changes in our gross margins on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to maintain inventory levels that will be sufficient to meet forecasted demand and plan to continue to manufacture at levels above those produced in 2017.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Research and development	$33,710	$31,322	$25,643	8%	22%

Research and development expenses increased $2.4 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the increased headcount costs and costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

Research and development expenses increased by $5.7 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased costs associated with clinical development of our red blood cell system, our pursuit of PMA supplement approvals for the platelet and plasma systems, and the initial activities under the BARDA agreement.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support a potential CE mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal, and facility and infrastructure related expenses, and insurance premiums.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Selling, general and administrative	$52,413	$48,753	$45,989	8%	6%

Selling, general, and administrative expenses increased by $3.7 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increased commercial activity in the U.S. and to a lesser extent, the costs associated with administering the contract with BARDA for INTERCEPT red blood cell development.

Selling, general, and administrative expenses increased by $2.8 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased spending related to general corporate activities associated with the increased commercial activities targeting and servicing new and potential U.S. customers and the development activities under BARDA agreement.

We anticipate our selling, general, and administrative spending to remain relatively consistent over the coming year.

Amortization of Intangible Assets

Amortization of intangible assets relates to a license to commercialize the INTERCEPT Blood System in certain Asian countries. These intangible assets are being amortized over an estimated useful life of ten years and will be reviewed for impairment.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Amortization of intangible assets	$202	$202	$202	0%	0%

Amortization of intangible assets remained flat during the year ended December 31, 2017, compared to the years ended December 31, 2016 and 2015, as there were no changes to the composition of our intangible assets or the assumptions used to determine the useful lives. In addition, no impairment charges were recognized related to our intangible assets during the years ended December 31, 2017, 2016 and 2015.

We expect that the amortization of our intangible assets to remain relatively consistent in future periods, unless facts and circumstances arise which may result in our intangible assets being impaired.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of mark-to-market adjustments related to the calculated fair value of our previously-outstanding warrants, foreign exchange (loss) gain, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Gain from revaluation of warrant liability	$—	$—	$3,566	N/A	(100%)
Foreign exchange (loss) gain	(10)	21	(396)	(148%)	(105%)
Interest expense	(3,022)	(2,445)	(1,705)	24%	43%
Other income, net	3,864	1,140	71	239%	1,506%
Total non-operating income (expense), net	$832	$(1,284)	$1,536	(165%)	(184%)

Warrant liability

In August 2009 and November 2010, we issued warrants to purchase an aggregate of 2.4 million and 3.7 million shares of common stock, respectively, in connection with offerings of our common stock. In August 2014 and November of 2015, all of the outstanding August 2009 and November 2010 warrants, respectively, were exercised. The fair value of the outstanding warrants, which used the Black-Scholes model, was classified as a liability on our consolidated balance sheet and was adjusted at each subsequent reporting period, until such time the warrants were exercised. Upon exercise, the fair value of the warrants was reclassified from liabilities to stockholders’ equity. We had no outstanding warrants during the years ended December 31, 2017 and 2016. We recorded a non-cash gain from the revaluation of the warrant liability of $3.6 million for the year ended December 31, 2015.

Foreign exchange gain (loss)

Foreign exchange loss remained relatively flat during the year ended December 31, 2017, compared to the year ended December 31, 2016.

We recorded a foreign exchange gain of less than $0.1 million during the year ended December 31, 2016, compared to a foreign exchange loss of $0.4 million during the year ended December 31, 2015, primarily attributable to favorable foreign currency variations between the Euro and U.S. dollar during the year 2016 compared to unfavorable variations in the prior year.

Interest expense

Interest expense increased by $0.6 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the increased average outstanding debt balance under our Amended Credit Agreement with Oxford (see discussion under the heading “Debt” below).

Interest expense increased by $0.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a higher effective interest rate and larger average outstanding debt balance under our Term Loan Agreement (see discussion under the heading “Debt” below), resulting from the drawdown of Term Loan B of $10.0 million in June 2015.

Other income, net

Other income, net increased by $2.7 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the realized gain from the sale of our remaining shares of Aduro Biotech, Inc., or Aduro, common stock of approximately $3.5 million.

Other income, net increased by $1.1 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the realized gain from the sale of 50,000 shares of Aduro common stock, and the increased interest income from our investments in marketable securities.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2017	2016	2015	2017 to 2016	2016 to 2015
Provision (benefit) for income taxes	$3,887	$175	$(3,671)	2,121%	(105%)

For the year ended December 31, 2017, we recorded a tax expense of $3.9 million, which was primarily due to the sale of our shares of Aduro. For the year ended December 31, 2016, we recorded a tax expense of $0.2 million, which was a result of our Cerus Europe B.V. subsidiary’s operating profit. For the year ended December 31, 2015, we recorded a tax benefit of $3.7 million, which was the result of the increased value of our investment in Aduro common stock.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2017.

On December 22, 2017, new tax legislation, Tax Cuts and Jobs Act, or the Tax Act, was signed into law, which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act did not impact the tax expense recorded for 2017 due to our continuing operating losses and the valuation allowance against all of our deferred tax assets, but did have other tax related effects. One component of the Tax Act is a provision which required the deemed distribution of the accumulated earnings of Cerus Europe B.V. As a result, we realized a deemed income inclusion of $3.2 million associated permanently reinvested earnings in our subsidiary. This deemed inclusion reduced the net operating loss for the year but did not result in any cash outlays. We did not make any actual distribution of accumulated earnings and continue to maintain the funds as permanently reinvested outside the U.S.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At December 31, 2017, we had cash, cash equivalents, and restricted cash of $13.9 million, compared to $22.7 million at December 31, 2016. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $47.0 million of short-term investments and investments in marketable equity securities at December 31, 2017, and $49.1 million at December 31, 2016. We also had total indebtedness of approximately $29.8 million under our Amended Credit Agreement at December 31, 2017, and approximately $19.4 million under our Term Loan Agreement at December 31, 2016 . Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $52.2 million for the year ended December 31, 2017, compared to $53.5 million during the year ended December 31, 2016. The decrease in net cash used in operating activities was primarily related to the Manufacturing and Development Payments to Fresenius during the year ended December 31, 2016, which did not reoccur in the current period. The decrease in net cash used in operating activities was also related to the increased product sales and reimbursements from the BARDA agreement, partially offset by the increase in our accounts receivables as a result of the timing of cash receipts, during the year ended December 31, 2017, as compared to the same period in 2016.

Net cash used in operating activities was $53.5 million for the year ended December 31, 2016, compared to $51.1 million during the year ended December 31, 2015. The increase in net cash used in operating activities was primarily related to the increased cash spent for development activities for our red blood cell program and selling and administrative expenses related to our continuing U.S. commercial launch of our platelet and plasma systems, partially offset by a net increase in the combined total for our accounts payable and accrued liabilities as a result of the timing of payments during the year ended December 31, 2016, as compared to the corresponding period in 2015. The increase in net cash used in operating activities was also impacted by payments to Fresenius related to the Manufacturing and Development Payments, and an increased inventory build during the year ended December 31, 2016, as compared to the corresponding period in 2015.

Investing Activities

Net cash provided by investing activities was $0.4 million for the year ended December 31, 2017, compared to $19.9 million of net cash used during the year ended December 31, 2016. The change period over period was primarily the result of lower purchases of investments, and higher proceeds from the sale of our Aduro common stock and maturities of investments in marketable securities, during the year ended December 31, 2017, as compared to the same period in 2016.

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

Financing Activities

Net cash provided by financing activities was $43.0 million during the year ended December 31, 2017, compared to $24.6 million net cash provided during the year ended December 31, 2016. The change was primarily due to the proceeds received from the 2017 Term Loans described in more detail below, and an increase in public offering proceeds, partially offset by the repayment of Term Loans A and B under the original Term Loan Agreement, during the year ended December 31, 2017.

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

Working Capital

Working capital decreased to $66.8 million at December 31, 2017, from $67.2 million at December 31, 2016, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, and timing of payments related to accounts payable. This was partially offset by the increased product sales and accounts receivable collections. Working capital decreased to $67.2 million at December 31, 2016, from $108.5 million at December 31, 2015, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, and the decline of the market value of our investment in Aduro.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing our U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended Credit Agreement with Oxford Finance, as described above under “Equity and Debt Agreements—Debt Agreement,” or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on an additional Phase 3 clinical trial for chronic anemia in the U.S. for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Other Information

On August 4, 2017, we entered into the Amended Cantor Agreement. In connection with the Amended Cantor Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on January 8, 2018, and which we refer to as the New Registration Statement. The Amended Cantor Agreement became effective upon the effectiveness of the New Registration Statement, and provides for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. See “Equity and Debt Agreements—Cantor” above for more information on the Amended Cantor Agreement and the Prior Cantor Agreement.

In January 2018, we issued and sold 14,030,000 shares of our common stock, at $4.10 per share in an underwritten public offering. The total proceeds to us from this offering were $57.5 million before deducting estimated offering expenses payable by us.

Commitments and Off-Balance Sheet Arrangements

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017 and 2016.

Contractual Commitments

The following summarizes our contractual commitments at December 31, 2017:

(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$39,756	$2,554	$20,266	$16,936	$—
Minimum purchase requirements	19,535	9,607	5,004	4,924	—
Manufacturing and development obligations	6,588	—	6,588	—	—
Operating leases	3,189	1,387	1,408	377	17
Other commitments	825	693	132	—	—
Total contractual obligations	$69,893	$14,241	$33,398	$22,237	$17

Debt

On July 31, 2017, we entered into Amended Credit Agreement with Oxford. The Amended Credit Agreement provides for secured growth capital term loans of up to $40.0 million. For more information on the Amended Credit Agreement, see “Equity and Debt Agreements—Debt Agreement” above.

Minimum purchase requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and development obligations

The Supply Agreement with Fresenius calls for a payment of €5.5 million on December 31 of the year in which certain production volumes are achieved, or December 31, 2022, whichever occurs first.

Operating leases

We generally lease our office facilities and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2023, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early. Our leased facilities qualify as operating leases and as such, are not included on our consolidated balance sheets.

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

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the years ended December 31, 2017, 2016 and 2015. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2017, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $60.7 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2017 were 1.56%.

Our exposure to market rate risk for changes in interest rates relates primarily to our money market instruments, corporate debt securities and the amounts borrowed pursuant to the Amended Credit Agreement. We do not use derivative financial instruments. By policy, we may place investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer and limit duration by restricting the term for single securities and for the portfolio as a whole. Our investments are held and managed by a third-party capital management adviser that in turn, utilizes a combination of active market quotes and where necessary, proprietary pricing models as well as a subscribed pricing service, in order to estimate fair value. While we believe that we will be able to recognize the fair value of our money market instruments when they mature or are sold, or if we purchase investments in securities in the future, there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these securities are with will be able to meet their debt obligations.

With respect to the Amended Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our borrowings under the Amended Credit Agreement. Based on our indebtedness under the Amended Credit Agreement of $29.8 million as of December 31, 2017, and the interest rate on such borrowings then in effect, a 1.0% increase in interest rates would increase our net interest expense in 2018 by approximately $0.3 million.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2017, would have negatively impacted our annual financial results by $0.3 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance, not absolute assurance, that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, that based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that the objective of our disclosure control system were met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2017, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended December 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2018

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2018 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(20)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(20)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(20)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(25)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(6)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(12)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(13)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(26)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(34)†	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.3(30)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.4(8)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.5(31)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

Exhibit Number	Description of Exhibit

10.6(17)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.7(22)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.8(35)†	Amended and Restated Loan and Security Agreement, dated July 31, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.9(35)	First Amendment to Loan and Security Agreement, effective July 31, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.10(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.11(7)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.12(14)

Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.13(23)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.14(27)

Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.15(34)

Letter, dated April 25, 2017, to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S.P. Cuff as Managing Partner of the Redwoods Business Center L.P.

Employment Agreements or Offer Letters

10.16(16)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.17(21)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.18(23)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.19(15)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.20(12)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.21(21)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.22(23)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.23(29)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.24(30)*	Consulting Agreement, by and between Cerus Corporation and Caspar Hogeboom, dated December 23, 2015.

Exhibit Number	Description of Exhibit

10.25(32)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.26(1)*	1996 Equity Incentive Plan.

10.27(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan.

10.28(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan.

10.29(28)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.30(2)*	1998 Non-Officer Stock Option Plan.

10.31(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999.

10.32(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.33(34)*	Amended and Restated 2008 Equity Incentive Plan, effective June 7, 2017.

10.34(18)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.35(18)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.36(18)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

Other Compensatory Plans or Agreements

10.37(21)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.38(9)*	Cerus Corporation Change of Control Severance Benefit Plan, as amended.

10.39(11)*	Form of Severance Benefits Agreement.

10.40(33)*	Amended and Restated Non-Employee Director Compensation Policy, effective April 19, 2017.

10.41(33)*	2016 and 2017 Executive Officer Compensation Arrangements.

Other Material Agreements

10.42(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.43(10)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.44(19)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.
10.45(24)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.46(31)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.47(34)	Amendment No. 3 to Controlled Equity OfferingSM Sales Agreement, dated August 4, 2017, by and between Cerus Corporation and Cantor Fitzgerald & Co.

Exhibit Number	Description of Exhibit

10.48(14)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

12.1	Computation of Earnings to Fixed Charges.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(36)	Certification of the Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain portions of this exhibit are subject to a confidential treatment order.
*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(26)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(27)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.

(28)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.

(29)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(30)	Incorporated by reference to the like-described exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015.

(31)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.

(32)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017.

(34)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2017.

(35)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017.

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

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1991.

Redwood City, California

March 8, 2018

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$13,683	$22,560
Short-term investments	47,013	45,116
Investment in marketable equity securities	—	3,952
Accounts receivable	12,415	6,868
Inventories	14,457	12,531
Prepaid expenses	1,221	1,274
Other current assets	1,109	1,804
Total current assets	89,898	94,105
Non-current assets:
Property and equipment, net	2,119	2,985
Goodwill	1,316	1,316
Intangible assets, net	536	738
Restricted cash	247	184
Other assets	4,128	4,148
Total assets	$98,244	$103,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,974	$8,587
Accrued liabilities	11,712	11,218
Debt - current	—	6,934
Deferred product revenue - current	445	149
Total current liabilities	23,131	26,888
Non-current liabilities:
Debt - non-current	29,798	12,441
Manufacturing and development obligations - non-current	5,766	4,770
Other non-current liabilities	609	1,590
Total liabilities	59,304	45,689
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 115,555 and 103,475 shares issued and outstanding at December 31, 2017 and 2016, respectively	115	103
Additional paid-in capital	760,225	718,299
Accumulated other comprehensive (loss) income	(97)	103
Accumulated deficit	(721,303)	(660,718)
Total stockholders' equity	38,940	57,787
Total liabilities and stockholders' equity	$98,244	$103,476

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Product revenue	$43,568	$37,183	$34,223
Cost of product revenue	22,531	20,295	23,464
Gross profit on product revenue	21,037	16,888	10,759
Government contract revenue	7,758	2,092	—
Operating expenses:
Research and development	33,710	31,322	25,643
Selling, general and administrative	52,413	48,753	45,989
Amortization of intangible assets	202	202	202
Impairment of long-lived assets	—	150	—
Total operating expenses	86,325	80,427	71,834
Loss from operations	(57,530)	(61,447)	(61,075)
Non-operating income (expense), net:
Gain from revaluation of warrant liability	—	—	3,566
Foreign exchange (loss) gain	(10)	21	(396)
Interest expense	(3,022)	(2,445)	(1,705)
Other income, net	3,864	1,140	71
Total non-operating income (expense) , net	832	(1,284)	1,536
Loss before income taxes	(56,698)	(62,731)	(59,539)
Provision (benefit) for income taxes	3,887	175	(3,671)
Net loss	$(60,585)	$(62,906)	$(55,868)

Net loss per share:
Basic	$(0.56)	$(0.62)	$(0.58)
Diluted	(0.56)	(0.62)	(0.61)
Weighted average shares outstanding used for calculating net loss per share:
Basic	108,221	101,826	96,068
Diluted	108,221	101,826	96,905

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(60,585)	$(62,906)	$(55,868)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments, net of taxes of zero, zero and $3,825 for 2017, 2016, and 2015, respectively	(200)	(7,186)	7,320
Comprehensive loss	$(60,785)	$(70,092)	$(48,548)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2014	80,404	$80	$583,416	$(31)	$(541,944)	$41,521
Net loss	—	—	—	—	(55,868)	(55,868)
Other comprehensive income	—	—	—	7,320	—	7,320
Issuance of common stock from public offering, net of offering costs	14,636	15	75,361	—	—	75,376
Issuance of common stock from exercise of stock options and warrants, and purchases from ESPP	4,055	4	19,682	—	—	19,686
Stock-based compensation	—	—	6,730	—	—	6,730
Balance at December 31, 2015	99,095	99	685,189	7,289	(597,812)	94,765
Net loss	—	—	—	—	(62,906)	(62,906)
Other comprehensive loss	—	—	—	(7,186)	—	(7,186)
Issuance of common stock from public offering, net of offering costs	3,526	3	21,978	—	—	21,981
Issuance of common stock from exercise of stock options and purchases from ESPP	854	1	3,067	—	—	3,068
Stock-based compensation	—	—	8,065	—	—	8,065
Balance at December 31, 2016	103,475	103	718,299	103	(660,718)	57,787
Net loss	—	—	—	—	(60,585)	(60,585)
Other comprehensive loss	—	—	—	(200)	—	(200)
Issuance of common stock from public offering, net of offering costs	10,986	11	30,145	—	—	30,156
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and purchases from ESPP	1,094	1	2,426	—	—	2,427
Stock-based compensation	—	—	9,355	—	—	9,355
Balance at December 31, 2017	115,555	$115	$760,225	$(97)	$(721,303)	$38,940

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(60,585)	$(62,906)	$(55,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,811	1,817	1,699
Stock-based compensation	9,355	8,065	6,730
Changes in valuation of warrant liability	—	—	(3,566)
Non-cash interest expense	551	1,017	508
Non-cash deferred manufacturing and development expense	—	—	434
Deferred income taxes	(119)	28	7
Impairment of long-lived assets	—	150	—
Non-cash tax expense (benefit) from other unrealized gain on available-for-sale securities	3,825	—	(3,825)
Gain on sale of investment in marketable equity securities	(3,466)	(750)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,547)	(1,074)	(301)
Inventories	(2,092)	(1,781)	3,991
Other assets	1,107	1,327	1,379
Accounts payable	2,487	3,261	(3,866)
Accrued liabilities and other non-current liabilities	(507)	1,330	1,359
Manufacturing and development obligations	680	(3,568)	—
Deferred product revenue	265	(445)	190
Net cash used in operating activities	(52,235)	(53,529)	(51,129)
Investing activities
Capital expenditures	(353)	(563)	(722)
Purchases of investments	(68,792)	(82,811)	(90,407)
Proceeds from maturities and sale of investments	69,566	63,450	92,645
Net cash provided by (used in) investing activities	421	(19,924)	1,516
Financing activities
Net proceeds from equity incentives and warrants	2,428	3,068	12,767
Net proceeds from public offering	30,197	22,121	75,300
Proceeds from loans	30,000	—	10,000
Repayment of debt	(19,625)	(622)	(113)
Net cash provided by financing activities	43,000	24,567	97,954
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,814)	(48,886)	48,341
Cash, cash equivalents and restricted cash, beginning of year	22,744	71,630	23,289
Cash, cash equivalents and restricted cash, end of year	$13,930	$22,744	$71,630
Supplemental disclosures:
Cash paid for interest	$2,034	$1,366	$1,087
Cash paid for income taxes	160	157	153
Unpaid manufacturing and development obligation	—	—	7,051

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Revenue

Revenue is recognized when (i) persuasive evidence of the arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) pricing is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s main sources of revenues for the years ended December 31, 2017, 2016 and 2015, were product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”) and UVA illumination devices (“illuminators”).

Revenue related to product sales is generally recognized when the Company fulfills its obligations for each element of an agreement. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order or signed sales contract as evidence of an arrangement. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. Deliverables and the units of accounting vary according to the provisions of each purchase order or sales contract. For revenue arrangements with multiple elements, the Company determines whether the delivered elements meet the criteria as separate units of accounting. Such criteria require that the deliverable have stand-alone value to the customer and that if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once the Company determines if the deliverable meets the criteria for a separate unit of accounting, the Company must determine how the consideration should be allocated between the deliverables and how the separate units of accounting should be recognized as product revenue. Consideration received is allocated to elements that are identified as discrete units of accounting. Because the Company has no vendor specific objective evidence or third party evidence for its systems due to the Company’s variability in its pricing across the regions into which it sells its products, the allocation of product revenue is based on best estimated selling price for the products sold. The objective of best estimated selling price is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines best estimated selling price for its systems by considering multiple factors. The Company regularly reviews best estimated selling price. At December 31, 2017 and 2016, the Company had $0.4 million and $0.1 million, respectively, of short-term deferred revenue on its consolidated balance sheets related to future performance obligations. At each of December 31, 2017 and 2016, the Company had less than $0.1 million of long-term deferred revenue included in “Other non-current liabilities” on it consolidated balance sheets related to future performance obligations. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 14. Development and License Agreements—Agreement with BARDA” below. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

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

The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the amounts of R&D expenses recorded from development funding and under its government contracts. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale.

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities are designated as available-for-sale and classified as short-term investments or investment in marketable equity securities. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Net unrealized (losses) gains on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s consolidated statements of operations.

Restricted Cash

As of December 31, 2017 and 2016, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2017, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both December 31, 2017 and 2016. These customers cumulatively represented approximately 53% and 46% of the Company’s outstanding trade receivables at December 31, 2017 and 2016, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2017 and 2016, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2017 and 2016, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At both December 31, 2017 and 2016, the Company had $0.1 million recorded for potential obsolete, expiring or unsalable product.

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

The Company performs an impairment test on its intangible assets, if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. For further details regarding the impairment analysis, reference is made to the section below under “Long-lived Assets.” See Note 6 for further information regarding the Company’s impairment analysis and the valuation of goodwill and intangible assets, net.

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

For stock-based awards issued to non-employees, the measurement date at which the fair value of the stock-based award is measured to be the earlier of (i) the date at which a commitment for performance by the grantee to earn the equity instrument is reached or (ii) the date at which the grantee’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee stock-based awards in its consolidated statements of operations.

See Note 12 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1998 through 2016 and California tax returns for years through 2016 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a full valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights, warrants, and restricted stock units, which are calculated using the treasury stock method.

For the years ended December 31, 2017, 2016 and 2015, certain potential dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(60,585)	$(62,906)	$(55,868)
Effect of revaluation of warrant liability	—	—	(3,566)
Adjusted net loss used for dilution calculation	$(60,585)	$(62,906)	$(59,434)
Denominator:
Basic weighted average number of shares outstanding	108,221	101,826	96,068
Effect of dilutive potential shares	—	—	837
Diluted weighted average number of shares outstanding	108,221	101,826	96,905
Net loss per share:
Basic	$(0.56)	$(0.62)	$(0.58)
Diluted	(0.56)	(0.62)	(0.61)

The table below presents shares underlying stock options, restricted stock units, and employee stock purchase plan rights that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2017, 2016 and 2015 (shares in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average number of anti-dilutive potential shares:
Stock options	17,373	15,592	13,681
Restricted stock units	1,225	576	—
Employee stock purchase plan rights	21	43	5
Total	18,619	16,211	13,686

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2017 and 2016.

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

See Note 3 for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):

Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company will adopt these ASUs on January 1, 2018, using the modified retrospective approach. To date the Company has primarily derived its revenues from product sales of its INTERCEPT Blood System and reimbursement under its U.S. government contract. The Company has categorized its current revenue streams into homogenous populations based on the terms and conditions included in the contracts of its customers to date. The Company has completed the evaluation of the impact of the adoption to the Company’s financial statements, and the evaluation of the accounting policies as well as the disclosure requirements under the new standard. The Company has concluded that the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company will adopt this ASU on January 1, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company does not anticipate early adoption of the new standard and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard and be recognized as operating lease liabilities and right-of-use assets upon the adoption of this ASU, which will increase the total assets and total liabilities on the Company’s Consolidated Balance Sheets. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Statements of Operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company will adopt this ASU on January 1, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$3,758	$—	$—	$3,758
United States government agency securities	11,252	—	(24)	11,228
Corporate debt securities	35,858	—	(73)	35,785
Total available-for-sale securities	$50,868	$—	$(97)	$50,771

The following is a summary of available-for-sale securities at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,991	$—	$—	$8,991
United States government agency securities	8,030	—	(1)	8,029
Corporate debt securities	37,110	—	(23)	37,087
Marketable equity securities	—	3,952	—	3,952
Total available-for-sale securities	$54,131	$3,952	$(24)	$58,059

Available-for-sale securities at December 31, 2017 and 2016, consisted of the following by contractual maturity (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$38,836	$38,781	$54,131	$54,107
Marketable equity securities	—	—	—	3,952
Greater than one year and less than five years	12,032	11,990	—	—
Total available-for-sale securities	$50,868	$50,771	$54,131	$58,059

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
United States government agency securities	8,729	(24)	—	—	8,729	(24)
Corporate debt securities	35,785	(73)	—	—	35,785	(73)
Total available-for-sale securities	$44,514	$(97)	$—	$—	$44,514	$(97)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
United States government agency securities	6,035	(1)	—	—	6,035	(1)
Corporate debt securities	34,086	(23)	—	—	34,086	(23)
Total available-for-sale securities	$40,121	$(24)	$—	$—	$40,121	$(24)

As of December 31, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized $3.5 million, $0.8 million and minimal gross realized gains during the years ended December 31, 2017, 2016 and 2015, respectively. The Company did not record any gross realized losses during the years ended December 31, 2017, 2016 and 2015.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2017, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$3,758	$3,758	$—	$—
United States government agency securities	Short-term investments	11,228	—	11,228	—
Corporate debt securities	Short-term investments	35,785	—	35,785	—
Total financial assets		$50,771	$3,758	$47,013	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2016 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,991	$8,991	$—	$—
United States government agency securities	Short-term investments	8,029	—	8,029	—
Corporate debt securities	Short-term investments	37,087	—	37,087	—
Marketable equity securities	Marketable equity securities	3,952	3,952	—	—
Total financial assets		$58,059	$12,943	$45,116	$—

 The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2017 and 2016.

Note 4. Inventories

Inventories at December 31, 2017 and 2016, consisted of the following (in thousands):

	December 31,
	2017	2016
Work-in-process	$4,299	$5,044
Finished goods	10,158	7,487
Total inventories	$14,457	$12,531

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2017 and 2016, consisted of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$5,698	$5,678
Machinery and equipment	2,028	1,925
Demonstration equipment	177	167
Furniture and fixtures	904	871
Computer equipment	514	603
Computer software	2,932	2,908
Consigned equipment	1,190	1,058
Construction-in-progress	70	62
Total property and equipment, gross	13,513	13,272
Accumulated depreciation and amortization	(11,394)	(10,287)
Total property and equipment, net	$2,119	$2,985

Depreciation and amortization expense related to property and equipment, net was $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The impairment of long-lived assets were zero, $0.2 million, and zero for the years ended December 31, 2017, 2016 and 2015, respectively. As part of the Company’s 2016 review of property and equipment, an impairment of long-lived assets on the consolidated statement of operations was recorded for construction-in-progress related to a deposit associated with a terminated agreement.

Note 6. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2017, the Company did not dispose of or recognize additional goodwill. On August 31, 2017, the Company performed its impairment test of goodwill. As described in Note 2 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired.

Intangible Assets, net

The following is a summary of intangible assets, net at December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,481)	$536
Total intangible assets	$2,017	$(1,481)	$536

The following is a summary of intangible assets, net at December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,279)	$738
Total intangible assets	$2,017	$(1,279)	$738

During the years ended December 31, 2017, 2016 and 2015, there were no impairment charges recognized related to the Company’s intangible assets.

At December 31, 2017, the expected annual amortization expense of the intangible assets, net is $0.2 million beginning with the year ending December 31, 2018, through the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 7. Marketable Equity Investments

In connection with the agreements to license the immunotherapy technologies to Aduro Biotech, Inc., (“Aduro”) in 2009, the Company received preferred shares of Aduro, a privately held company at the time the Company received such shares. Pursuant to these license agreements, the Company was eligible to receive a 1% royalty fee on any future sales resulting from the licensed technology. For the years ended December 31, 2017, 2016 and 2015, the Company had not received any royalty payments from Aduro pursuant to this agreement. The Company historically accounted for the investment under the cost method of accounting with a net carrying value of zero. In April 2015, Aduro’s common stock began trading on the Nasdaq Global Select Market, under the symbol “ADRO”. At the time of Aduro’s initial public offering (“IPO”), the Company’s preferred shares in Aduro converted to 396,700 shares of common stock, and the fair value of the Company’s investment became readily determinable and, as a result became a marketable equity security. Therefore, the Company no longer accounted for the investment in Aduro under the cost basis of accounting. The Company reflected the investment in Aduro as an available-for-sale security included in investment in marketable equity securities on the Company’s consolidated balance sheets (Note 3) and adjusted the carrying value of this investment to fair value each quarterly reporting period, with changes in fair value recorded within other comprehensive income (loss), net of tax. During the years ended  December 31, 2017 and 2016, respectively, the Company sold 346,700 and 50,000 shares of Aduro common stock and recognized a gain of $3.5 million and $0.8 million in “Other income, net” on the Company’s consolidated statements of operations. As of December 31, 2017, the Company had no remaining investment in Aduro’s common stock.

Note 8. Accrued Liabilities

Accrued liabilities at December 31, 2017 and 2016, consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation and related costs	$7,372	$7,098
Accrued professional services	2,605	2,511
Accrued insurance premiums	507	476
Accrued customer obligations	481	534
Other accrued expenses	747	599
Total accrued liabilities	$11,712	$11,218

Note 9. Debt

Debt at December 31, 2017, consisted of the following (in thousands):

	December 31, 2017
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$30,000	$(202)	$29,798
Less: debt - current	—	—	—
Debt - non-current	$30,000	$(202)	$29,798

Debt at December 31, 2016, consisted of the following (in thousands):

	December 31, 2016
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$19,499	$(124)	$19,375
Less: debt - current	(7,013)	79	(6,934)
Debt - non-current	$12,486	$(45)	$12,441

Expected future principal and interest payments based on debt balances at December 31, 2017, are expected to be as follows:

Year ended December 31,	Principal	Interest	Total
2018	$—	$2,554	2,554
2019	7,857	2,280	10,137
2020	8,571	1,558	10,129
2021	8,572	822	9,394
2022	5,000	2,542	7,542
Total	$30,000	$9,756	$39,756

Loan and Security Agreement

Prior to December 31, 2016, the Company maintained a five year loan and security agreement (the “Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), under which the Company borrowed $20.0 million. The Company received $10.0 million from the first tranche (“Term Loan A”) in June 2014. The second tranche of $10.0 million (“Term Loan B”) was drawn in June 2015. Term Loan A bore an interest rate of 6.95%. Term Loan B bore an interest rate of 7.01%. Term Loans A and B were set to mature on June 1, 2019, with various interest only periods.

On April 27, 2017, the Term Loan Agreement was amended to include an additional interest-only period for all advances under the Term Loan Agreement. As amended, the Company was required to make interest only payments from May 2017 through December 2017, followed by eighteen months of equal principal and interest payments thereafter. The Company determined that each of these amendments to the Term Loan Agreement resulted in a debt modification. As a result, the accounting treatment for the Term Loan continued under the interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of each of these amendments to the Term Loan Agreement. The Company was also required to make a final payment equal to 7% of the principal amounts of the Term Loans drawn payable on the earlier to occur of maturity or prepayment.

On July 31, 2017 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “Amended Credit Agreement”) with Oxford, which amends and restates the Term Loan Agreement in its entirety. The Amended Credit Agreement provides for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The second tranche of $10.0 million (“2017 Term Loan B”) will be made available to the Company upon the Company’s achieving consolidated trailing six-month revenues as defined in the agreement (the “Revenue Milestone”). If the Revenue Milestone is achieved, the Company may draw the 2017 Term Loan B through the earlier of (i) January 31, 2019, and (ii) the date which is 60 days after the achievement of the Revenue Milestone. The 2017 Term Loans require interest-only payments through February 1, 2019, followed by 42 months payments of equal principal plus declining interest payments. However, if the Company draws the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. Interest on 2017 Term Loan A and 2017 Term Loan B will bear interest at a rate equal to the greater of (i)

8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate of Term Loan A at December 31, 2017, was approximately 8.4%. The Company will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loans. The Amended Credit Agreement contains certain nonfinancial covenants, with which the Company was in compliance at December 31, 2017.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2023, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company’s leased facilities qualify as operating leases and as such, are not included on its consolidated balance sheets.

Future minimum non-cancelable lease payments under operating leases as of December 31, 2017, are as follows (in thousands):

Year ended December 31,	Lease Payments
2018	$1,387
2019	1,169
2020	239
2021	200
2022	177
Thereafter	17
Total	$3,189

Rent expense for office facilities was $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At December 31, 2017, the Company had an outstanding liability of $0.3 million related to these leasehold improvements, of which $0.2 million was reflected in “Accrued liabilities” and $0.1 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of INTERCEPT Blood System which the Company purchases from third party manufacturers. Certain of these agreements require minimum purchase commitments from the Company. The Company has paid $6.7 million, $6.9 million and $7.7 million for goods under agreements which are subject to minimum purchase commitments during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company has future minimum purchase commitments under these agreements of approximately $9.6 million, $2.4 million, $2.6 million and $4.9 million for the years ending December 31, 2018, 2019, 2020, and 2021 respectively.

In June 2014, the Company terminated its distribution agreement with one of its distributors in certain countries and entered into an agreement to provide for specific post-termination obligations (the “Transition Agreement”). The Transition Agreement expired September 30, 2014. The Company is required to pay this former distributor certain fees for platelet systems sold by the Company to any customer in certain countries commencing with the termination of the agreement through April 1, 2018, subject to a maximum payment of €3 million. As this former distributor remains as a customer in other countries, any fees paid to the former distributor related to INTERCEPT disposable kits are offset against the revenue associated with the sale of INTERCEPT disposable kits in those territories.

Note 11. Stockholders’ Equity

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, as previously amended on March 21, 2014, (together, the “Prior Cantor Agreement”) with Cantor Fitzgerald & Co.

(“Cantor”) that provides for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $132.2 million through Cantor over the term of the Amended Cantor Agreement. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Amended Cantor Agreement. During the years ended December 31, 2017 and 2016, 11.0 million and 3.5 million shares, respectively, of the Company’s common stock were sold under the Prior Cantor Agreement for net proceeds of $30.3 million and $22.0 million, respectively.

On August 4, 2017, the Company entered into Amendment No. 3 to the Prior Cantor Agreement (together, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

Stockholder Rights Plan

In October 2009, the Company’s Board of Directors adopted an amendment to its 1999 stockholder rights plan, commonly referred to as a “poison pill,” to reduce the exercise price, extend the expiration date and revise certain definitions under the plan. The stockholder rights plan is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company’s common stock, or the common stock of an acquirer, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company’s common stock without the approval of the Board of Directors under certain circumstances. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan. As of December 31, 2017, no Series C Junior Participating preferred stock has been issued. The expiration date of the rights issued under the stockholder rights plan is October 27, 2019.

Note 12. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At December 31, 2017, the Company had 1.2 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. On June 7, 2017, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 6,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At December 31, 2017, no performance-based stock options were outstanding. On August 31, 2016, the Company’s Board of Directors

adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan. Effective June 7, 2017, the Company no longer issues shares from the Inducement Plan.

At December 31, 2017, the Company had an aggregate of approximately 26.4 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.1 million shares and 1.3 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 8.0 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2016	15,787	$4.39
Granted	3,304	4.14
Forfeited	(1,087)	5.18
Expired	(322)	7.80
Exercised	(544)	3.11
Balances at December 31, 2017	17,138	4.27

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2016	739	$5.26
Granted	918	4.18
Forfeited	(132)	4.53
Vested	(269)	5.35
Balances at December 31, 2017	1,256	4.53

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2017, 2016 and 2015, were $1.0 million, zero and zero, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2017, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2017
Stock options outstanding	17,138	$4.27	6.3	$3,691
Stock options vested and expected to vest	16,911	4.27	6.2	3,681
Stock options exercisable	12,109	4.12	5.4	3,487

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015, was $0.6 million, $1.9 million and $1.2 million, respectively.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense by caption:
Research and development	$1,323	$1,091	$1,260
Selling, general and administrative	8,032	6,974	5,470
Total stock-based compensation expense	$9,355	$8,065	$6,730

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2017, 2016 and 2015. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, the Company expects to recognize the remaining unamortized stock-based compensation expense of $9.7 million and $3.6 million, respectively, related to non-vested stock options and RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 2.4 years and 1.8 years, respectively.

Valuation Assumptions for Stock-based Compensation

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2017, 2016 and 2015, was as follows:

	Year Ended December 31,
	2017	2016	2015
Stock Options:
Expected term (in years)	6.12	5.85	5.66
Estimated volatility	47%	49%	56%
Risk-free interest rate	2.14%	1.41%	1.55%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.92	0.76	0.75
Estimated volatility	57%	47%	53%
Risk-free interest rate	1.08%	0.55%	0.28%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015, was $1.98 per share, $2.55 per share and $2.35 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2017, 2016 and 2015, was $1.18 per share, $1.87 per share and $1.54 per share, respectively.

Note 13. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S. employees may make pre-tax dollar contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. The Company has not contributed to the 401(k) Plan during the years ended December 31, 2017, 2016 and 2015.

Note 14. Development and License Agreements

Agreements with Fresenius

 Fresenius manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying consolidated balance sheets until such time as the Company purchases finished disposable kits using those components.

The Supply Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. In 2016, the Company paid €3.1 million to Fresenius. The remaining €5.5 million will be paid on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of  December 31, 2017 and 2016, the Company accrued $5.8 million (€4.8 million) and $4.8 million (€4.5 million), respectively, related to the remaining Manufacturing and Development Payments, which were included in “Manufacturing and development obligations - non-current” on the Company’s consolidated balance sheets.

 The Manufacturing and Development Payments are made to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities. The Company allocated $4.8 million to R&D activities and $2.4 million to manufacturing efficiency activities based on their market value in October 2015. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The manufacturing efficiency asset is expensed on a straight line basis over the life of the 2015 Agreement.   The following table summarizes the amount of prepaid R&D asset and manufacturing efficiency asset at December 31, 2017 and December 31, 2016.

	December 31,
(in thousands)	2017	2016
Prepaid R&D asset - current (1)	$114	$923
Prepaid R&D asset - non-current (2)	2,162	1,984
Manufacturing efficiency asset (2)	1,839	2,085

(1)	Included in “Other current assets” in the Company's consolidated balance sheets.
(2)	Included in “Other assets” in the Company's consolidated balance sheets.

The initial term of the Supply Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the Supply Agreement, the Company has the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius.

The Company made payments to Fresenius of $18.1 million, $16.1 million and $14.9 million relating to the manufacturing of the Company’s products during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and

December 31, 2016, the Company owed Fresenius $4.7 million and $3.0 million, respectively, for INTERCEPT disposable kits manufactured, and the amounts were included in “Accounts Payable” and “Accrued liabilities” on the Company’s consolidated balance sheets. At December 31, 2017 and December 31, 2016, amounts due from Fresenius were $0.2 million and $0.3 million, respectively, and the amounts were included in “Other current assets” on the Company’s consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with BARDA to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA includes a base period (the “Base Period”) and options (each an “Option Period”) with committed funding as of December 31, 2017, of up to $88.2 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”), and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $186.2 million over the five-year contract period. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2017 and 2016, $1.4 million and $1.0 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to the BARDA agreement.

Note 15. Income Taxes

On December 22, 2017, new tax legislation, Tax Cuts and Jobs Act (the “Tax Act”), was signed into law which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation including a change in the statutory tax rate on income to 21% and a mandatory deemed repatriation of previously unremitted foreign earnings. The Tax Act changes have been applied to reasonably estimate adjustments which are included in the below. These provisional amounts are based on the available regulatory guidance and the Company’s internal estimates as available at issuance of financial statements. The Company is continuing its analysis of both regulatory guidance and its internal information and any changes to the provisional estimates will be recorded as needed.

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands):

	2017	2016	2015
Loss before income taxes:
U.S.	$(57,925)	$(63,246)	$(59,897)
Foreign	1,227	515	358
Loss before income taxes	$(56,698)	$(62,731)	$(59,539)

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands):

	2017	2016	2015
Provision for income taxes:
Current:
Foreign	$181	$147	$147
Federal	—	—	—
State	—	—	—
Total current	181	147	147
Deferred:
Foreign	—	—	—
Federal	3,659	28	(3,750)
State	47	—	(68)
Total deferred	3,706	28	(3,818)
Provision (benefit) for income taxes	$3,887	$175	$(3,671)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands):

	2017	2016	2015
Federal statutory tax	$(19,277)	$(21,329)	$(20,243)
Tax Act revaluation of deferred taxes	81,923	—	—
Tax Act deemed income inclusion	1,083	—	—
Federal research credits	(1,000)	(809)	(838)
Warrants	—	—	(3,565)
Expiration of federal loss carryovers	—	—	3,337
Expiration of California loss carryovers	1,475	—	—
Change in valuation allowance	(59,462)	3,940	11,754
Non-deductible stock based compensation	1,382	484	449
Change in state apportionment	—	—	4,085
Revision to prior year items	—	17,200	—
Other	(2,237)	689	1,350
Provision (benefit) for income taxes	$3,887	$175	$(3,671)

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

During 2017 the Company reviewed its cumulative research tax credits and tax losses. As part of this review, revisions were made to the amounts as originally estimated which are reflected in the deferred tax balances and the respective valuation allowance as of December 31, 2017.

The Tax Act resulted in a significant revaluation in the Company’s deferred tax balances as of the date of December 22, 2017, enactment due to the change in the statutory rate. In addition, all of the previously unremitted earnings of Cerus Europe B.V. were deemed to be distributed as of December 31, 2017, which resulted in a one-time deemed income inclusion.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$117,028	$176,490
Research and development credit carryforwards	25,061	22,128
Capitalized research and development	17,195	22,575
Deferred compensation	7,011	8,242
Other	3,116	3,184
Total deferred tax assets	169,411	232,619
Valuation allowance	(169,332)	(228,794)
Net deferred tax assets	$79	$3,825

Deferred tax liabilities:
Unrealized gain on investments	$—	$3,825
Amortization of goodwill	111	150
Total deferred tax liabilities	$111	$3,975

The valuation allowance decreased by $59.5 million for the year ended December 31, 2017, compared to the increase of $3.9 million and $11.8 million for the years ended December 31, 2016 and 2015, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2017, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

The Company's tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2018-2020	2021-2027	2028-2037	Expiration
Federal losses carryovers	$531,303	$74,073	$145,248	$311,982	$—
California loss carryovers	73,860	19,243	—	54,617	—
Federal research credits	17,642	3,262	9,866	4,514	—
California research credits	9,391	—	—	—	9,391
Federal foreign tax credits	610	—	610	—	—

The Company’s ability to utilize net operating loss and research and development credit carryforwards is limited by (a) its ability to generate future taxable income, (b) varying apportionment and allocation rules including new provisions as part of the Tax Act, and (c) limitations pursuant to the ownership change rules in accordance with Section 382 of the Internal Revenue Code of 1986 and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions.

The Company’s unrecognized tax benefits relate to federal and California research tax credits. These tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2017	2016
Unrecognized tax benefits at beginning of period	$10,836	$—
Increases related to prior year tax positions	19	10,691
Increases related to current year tax positions	207	145
Unrecognized tax benefits at end of period	$11,062	$10,836

The Company will recognize accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company’s federal tax returns for years 1998 through 2016 and California tax returns for years through 2016 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Netherlands tax returns of the Company’s Europe B.V. subsidiary for the years 2014 through 2016 are still subject to examination. There was no income tax audit activity in 2016 nor has the Company been notified by any tax agency of any planned audits.

Note 16. Segment, Customer and Geographic Information

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, all of which operate in a country outside of the U.S., during the years ended December 31, 2017, 2016 and 2015 (in percentages):

	Year Ended December 31,
	2017	2016	2015
Etablissement Francais du Sang	22%	*	23%
Advanced Technology Company K.S.C.	*	12%	*

*	Represents an amount less than 10% of product revenue.

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2017, 2016 and 2015, and was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Product revenue:
France	$9,692	$3,485	$7,732
United States	6,316	4,480	563
Belgium	6,263	6,392	5,728
Spain and Portugal	3,432	3,360	4,070
Kuwait	2,788	4,415	1,959
Other countries	15,077	15,051	14,171
Total product revenue	43,568	37,183	34,223
Government contract revenue:
United States	7,758	2,092	—
Total government contract revenue	7,758	2,092	—
Total revenue	$51,326	$39,275	$34,223

Long-lived assets by geographical location, which consist of property and equipment, net and intangible assets, net, at December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
U.S. and territories	$2,443	$3,529
Europe & other	212	194
Total long-lived assets	$2,655	$3,723

Note 17. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Product revenue	$7,006	$9,525	$10,797	$16,240
Gross profit on product revenue	3,312	5,165	5,449	7,111
Government contract revenue	1,428	1,667	2,285	2,378
Net loss	(18,598)	(17,083)	(13,418)	(11,486)
Net loss per share:
Basic	(0.18)	(0.16)	(0.12)	(0.10)
Diluted	(0.18)	(0.16)	(0.12)	(0.10)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Product revenue	$7,632	$9,251	$10,175	$10,125
Gross profit on product revenue	3,369	4,275	4,724	4,520
Government contract revenue	—	—	261	1,831
Net loss	(16,863)	(18,166)	(14,376)	(13,501)
Net loss per share:
Basic	(0.17)	(0.18)	(0.14)	(0.13)
Diluted	(0.17)	(0.18)	(0.14)	(0.13)

Note 18. Subsequent Event

In January 2018, the Company issued and sold 14,030,000 shares of the Company’s common stock, par value $0.001 per share, at $4.10 per share in an underwritten public offering. The total proceeds to the Company from this offering were $57.5 million, before deducting estimated offering expenses payable by the Company.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 8th day of March, 2018.

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

Signature	Title	Date

/s WILLIAM M. GREENMAN William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018

/s/ Kevin D. Green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 8, 2018

/s/ Daniel. N. Swisher, jr. Daniel N. Swisher, Jr.	Chairman of the Board of Directors	March 8, 2018

/s/ Timothy B. Anderson Timothy B. Anderson	Director	March 8, 2018

/s/ Laurence M. Corash, M.D. Laurence M. Corash, M.D.	Director	March 8, 2018

/s/ Gail Schulze Gail Schulze	Director	March 8, 2018

/s/ Frank Witney Frank Witney, PHD.	Director	March 8, 2018