Form 10-Q
period 2018-03-31
CERUS CORP
filed 2018-05-08
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 27, 2018, there were 130,544,498 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2018

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,877	$13,683
Short-term investments	90,988	47,013
Accounts receivable	10,489	12,415
Inventories	13,165	14,457
Other current assets	4,257	2,330
Total current assets	133,776	89,898
Non-current assets:
Property and equipment, net	1,969	2,119
Goodwill	1,316	1,316
Intangible assets, net	486	536
Restricted cash	2,812	247
Other assets	4,062	4,128
Total assets	$144,421	$98,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,231	$10,974
Accrued liabilities	10,357	11,712
Debt – current	1,429	—
Deferred product revenue – current	639	445
Total current liabilities	23,656	23,131
Non-current liabilities:
Debt - non-current	28,387	29,798
Manufacturing and development obligations – non-current	5,996	5,766
Other non-current liabilities	784	609
Total liabilities	58,823	59,304
Commitments and contingencies
Stockholders' equity:
Common stock	131	115
Additional paid-in capital	821,081	760,225
Accumulated other comprehensive loss	(426)	(97)
Accumulated deficit	(735,188)	(721,303)
Total stockholders' equity	85,598	38,940
Total liabilities and stockholders' equity	$144,421	$98,244

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Product revenue	$13,564	$7,006
Cost of product revenue	7,330	3,694
Gross profit on product revenue	6,234	3,312
Government contract revenue	3,455	1,428
Operating expenses:
Research and development	9,437	9,150
Selling, general and administrative	13,607	13,683
Total operating expenses	23,044	22,833
Loss from operations	(13,355)	(18,093)
Non-operating expense, net:
Foreign exchange gain (loss)	108	(45)
Interest expense	(915)	(531)
Other income, net	331	106
Total non-operating expense, net	(476)	(470)
Loss before income taxes	(13,831)	(18,563)
Provision for income taxes	54	35
Net loss	$(13,885)	$(18,598)

Net loss per share:
Basic	$(0.11)	$(0.18)
Diluted	$(0.11)	$(0.18)
Weighted average shares outstanding used for calculating net loss per share:
Basic	124,814	103,564
Diluted	124,814	103,564

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(13,885)	$(18,598)
Other comprehensive losses
Unrealized losses on available-for-sale investments, net of taxes of zero for the three months ended March 31, 2018 and 2017	(329)	(246)
Comprehensive loss	$(14,214)	$(18,844)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(13,885)	$(18,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	469
Stock-based compensation	2,315	2,147
Non-cash interest expense	269	195
Deferred income taxes	1	7
Gain on sale of investment in marketable equity securities	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	1,926	1,285
Inventories	1,224	(388)
Other assets	(1,475)	(310)
Accounts payable	(122)	198
Accrued liabilities and other non-current liabilities	(1,341)	(1,724)
Manufacturing and development obligations	164	76
Deferred product revenue	186	313
Net cash used in operating activities	(10,325)	(16,348)
Investing activities
Capital expenditures	(52)	(185)
Purchases of investments	(56,941)	(10,158)
Proceeds from maturities and sale of investments	12,250	16,018
Net cash (used in) provided by investing activities	(44,743)	5,675
Financing activities
Net proceeds from equity incentives	1,295	422
Net proceeds from (payments for) public offering	57,564	(30)
Repayment of debt	(32)	(1,271)
Net cash provided by (used in) financing activities	58,827	(879)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,759	(11,552)
Cash, cash equivalents and restricted cash, beginning of period	13,930	22,744
Cash, cash equivalents and restricted cash, end of period	$17,689	$11,192

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, which were included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 8, 2018. The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the nature and timing of satisfaction of performance obligations, the timing when the customer obtains control of products or services, the standalone selling price (“SSP”) of performance obligations, variable consideration, accounts receivable, inventory reserves, fair values of investments, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and accrued liabilities, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Revenue

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, on January 1, 2018, using the modified retrospective method. Revenue is recognized in accordance with that core principle by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. For all sales of the Company’s INTERCEPT Blood System products, the Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative SSP basis, and recognize the revenue when the performance obligation is satisfied. The Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 10. Development and License Agreements—Agreement with BARDA” below. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Product revenue:
North America	$2,387	$1,065
Europe, Middle East and Africa	11,006	5,911
Other	171	30
Total product revenue	$13,564	$7,006

Contract Balances

The Company invoices its customers based upon the payment terms in the contracts, which is generally from 30 to 60 days. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at March 31, 2018 and December 31, 2017.

Contract liabilities mainly consist of unearned product revenue related to uninstalled illuminators, unshipped products, and maintenance services. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The changes in the contract liabilities during the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	Beginning			Ending
Contract Liabilities	Balance	Additions	Deductions	Balance
Three months ended March 31, 2018
Deferred product revenue - current	$445	$662	$(468)	$639
Deferred product revenue - non current	15	—	(8)	7

Three months ended March 31, 2017
Deferred product revenue - current	$149	$634	$(313)	$470
Deferred product revenue - non current	46	—	(8)	38

Research and Development Expenses

Research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred pursuant to the terms of the Company’s U.S. government contract. Research and development expenses include salaries and related expenses for scientific and regulatory personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for R&D activities (see “Use of Estimates” above) affects the amounts of R&D expenses recorded from development funding and under its U.S. government contract. Actual results may differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments, and are classified as available-for-sale.

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities are designated as available-for-sale and classified as short-term investments or investment in marketable equity securities. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized losses on available-for-sale investments, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

As of March 31, 2018, the Company’s “Restricted cash” primarily consisted of a $2.5 million of letter of credit relating to the lease of the Company’s new office building. As of December 31, 2017, the Company had certain non-U.S. dollar denominated deposits recorded as “Restrict cash” related to compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2018, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both March 31, 2018 and December 31, 2017. These customers cumulatively represented approximately 57% and 53% of the Company’s outstanding trade receivables at March 31, 2018 and December 31, 2017, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2018 and December 31, 2017, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2018 and December 31, 2017, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At March 31, 2018 and December 31, 2017, the Company had $0.3 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of March 31, 2018 and December 31, 2017, was $1.53 million and $1.48 million, respectively. The change in intangible assets, net during three months ended March 31, 2018, was a result of amortization expense. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three months ended March 31, 2018 and 2017, there were no impairment charges recognized related to the acquired intangible assets.

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

See Note 8 for further information regarding the Company’s stock-based compensation expense.

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

For the three months ended March 31, 2018 and 2017, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents shares underlying stock options, restricted stock units, and employee stock purchase plan rights that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2018 and 2017 (shares in thousands):

	Three Months Ended
	March 31,
	2018	2017
Weighted average number of anti-dilutive potential shares:
Stock options	17,879	16,669
Restricted stock units	1,579	966
Employee stock purchase plan rights	92	—
Total	19,550	17,635

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2018 and December 31, 2017.

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

See Note 2 for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the new accounting standard on January 1, 2018, using the modified retrospective method, and the adoption had no impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted this ASU on January 1, 2018, and the adoption had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company plans to adopt this ASU on January 1, 2019, and is currently assessing the future impact of this ASU on its consolidated financial statements. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard. The Company will recognize right-of-use assets and lease liabilities on the Company’s consolidated balance sheets upon the adoption of this ASU, which will increase the Company’s total assets and total liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted. The Company plans to adopt this ASU on January 1, 2020, using the modified retrospective transition method. The Company is currently assessing the future impact of this ASU on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this ASU on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2018 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$2,487	$—	$—	$2,487
United States government agency securities	16,953	—	(39)	16,914
Corporate debt securities	74,461	—	(387)	74,074
Total available-for-sale securities	$93,901	$—	$(426)	$93,475

The following is a summary of available-for-sale securities at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$3,758	$—	$—	$3,758
United States government agency securities	11,252	—	(24)	11,228
Corporate debt securities	35,858	—	(73)	35,785
Total available-for-sale securities	$50,868	$—	$(97)	$50,771

Available-for-sale securities at March 31, 2018 and December 31, 2017, consisted of the following by contractual maturity (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$31,278	$31,175	$38,836	$38,781
Greater than one year and less than five years	62,623	62,300	12,032	11,990
Total available-for-sale securities	$93,901	$93,475	$50,868	$50,771

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$16,914	$(39)	$—	$—	$16,914	$(39)
Corporate debt securities	72,824	(387)	—	—	72,824	(387)
Total available-for-sale securities	$89,738	$(426)	$—	$—	$89,738	$(426)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$8,729	$(24)	$—	$—	$8,729	$(24)
Corporate debt securities	35,785	(73)	—	—	35,785	(73)
Total available-for-sale securities	$44,514	$(97)	$—	$—	$44,514	$(97)

As of March 31, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized zero and less than $0.1 million of realized gains from the sale of available-for-sale investments during the three months ended March 31, 2018 and 2017, respectively, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2018 and 2017.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2018, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$2,487	$2,487	$—	$—
United States government agency securities	Short-term investments	16,914	—	16,914	—
Corporate debt securities	Short-term investments	74,074	—	74,074	—
Total financial assets		$93,475	$2,487	$90,988	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$3,758	$3,758	$—	$—
United States government agency securities	Short-term investments	11,228	—	11,228	—
Corporate debt securities	Short-term investments	35,785	—	35,785	—
Total financial assets		$50,771	$3,758	$47,013	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2018.

Note 3. Inventories

Inventories at March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Work-in-process	$3,434	$4,299
Finished goods	9,731	10,158
Total inventories	$13,165	$14,457

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation and related costs	$5,613	$7,372
Accrued professional services	3,006	2,605
Accrued customer obligations	696	481
Accrued insurance premiums	254	507
Other accrued expenses	788	747
Total accrued liabilities	$10,357	$11,712

Note 5. Debt

Debt at March 31, 2018, consisted of the following (in thousands):

	March 31, 2018
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$30,000	$(184)	$29,816
Less: debt - current	(1,429)	—	(1,429)
Debt - non-current	$28,571	$(184)	$28,387

Debt at December 31, 2017, consisted of the following (in thousands):

	December 31, 2017
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$30,000	$(202)	$29,798
Less: debt - current	—	—	—
Debt - non-current	$30,000	$(202)	$29,798

Principal and interest payments on debt at March 31, 2018, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2018	$—	$2,062	$2,062
2019	7,857	2,447	10,304
2020	8,571	1,673	10,244
2021	8,572	882	9,454
2022	5,000	2,552	7,552
Total	$30,000	$9,616	$39,616

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

On July 31, 2017 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “Amended Credit Agreement”) with Oxford, which amends and restates the Term Loan Agreement in its entirety. The Amended Credit Agreement provides for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The second tranche of $10.0 million (“2017 Term Loan B”) will be made available to the Company upon the Company’s achieving consolidated trailing six-month revenues as defined in the agreement (the “Revenue Milestone”). If the Revenue Milestone is achieved, the Company may draw the 2017 Term Loan B through the earlier of (i) January 31, 2019, and (ii) the date which is 60 days after the achievement of the Revenue Milestone. The Company achieved the Revenue Milestone by March 31, 2018, and therefore 2017 Term Loan B is available to be drawn. The Company’s ability to draw the 2017 Term Loan B expires on May 14, 2018. The 2017 Term Loans require interest-only payments through February 1, 2019, followed by 42 monthly payments of equal principal plus declining interest payments. However, if the Company draws the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. Interest on the 2017 Term Loan A and the 2017 Term Loan B will bear interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at March 31, 2018, was approximately 9.03%. The Company will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loans. The Amended Credit Agreement contains certain nonfinancial covenants, with which the Company was in compliance at March 31, 2018.

Note 6. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The leases expire at various dates through 2029, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company’s leased facilities qualify as operating leases and as such, are not included on its consolidated balance sheets.

Future minimum non-cancelable payments under leases as of March 31, 2018, are as follows (in thousands):

Year ended December 31,	Lease Payments
2018	$1,235
2019	3,135
2020	2,259
2021	2,110
2022	2,141
Thereafter	16,045
Total	$26,925

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At March 31, 2018, the Company had an outstanding liability of $0.2 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.1 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

Purchase Commitments

The Company is party to agreements with certain suppliers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 7. Stockholders’ Equity

Public Offering of Common Stock

In January 2018, the Company issued and sold 14,030,000 shares of the Company’s common stock, par value $0.001 per share, at $4.10 per share in an underwritten public offering. The proceeds to the Company from this offering were approximately $57.2 million, net of the underwriting discount and other issuance costs.

Sales Agreement

On May 5, 2016, the Company entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement (as amended on May 5, 2016, the “Prior Cantor Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) that provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $132.2 million through Cantor. As a result of Amendment No. 2, at May 5, 2016, the Company had $70 million of common stock available to be sold under the Prior Cantor Agreement.

On August 4, 2017, the Company entered into Amendment No. 3 to the Cantor Agreement (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount included the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2018, 9,300 shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of less than $0.1 million. At March 31, 2018, the Company had approximately $70.0 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At March 31, 2018, the Company had 1.0 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. On June 7, 2017, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 6,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At March 31, 2018, 20,000 performance-based stock options were outstanding. On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan. Effective June 7, 2017, the Company no longer issues shares from the Inducement Plan.

At March 31, 2018, the Company had an aggregate of approximately 24.9 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan and the Inducement Plan, of which approximately 18.9 million shares and 2.0 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 4.0 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2017	17,138	$4.27
Granted	2,634	4.32
Exercised	(329)	2.70
Forfeited	(412)	4.60
Expired	(145)	6.00
Balances at March 31, 2018	18,886	4.28

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2017	1,256	$4.53
Granted	1,296	4.32
Vested	(435)	4.65
Forfeited	(94)	4.11
Balances at March 31, 2018	2,023	4.39

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

Note 9. Income Taxes

The Company’s income tax expense of less than $0.1 million for the three months ended March 31, 2018 and 2017 relates primarily to the operating income of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

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

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018	December 31, 2017
Prepaid R&D asset - current (1)	$84	$114
Prepaid R&D asset - non-current (2)	2,155	2,162
Manufacturing efficiency asset (2)	1,778	1,839

(1)	Included in “Other current assets” in the Company's consolidated balance sheets.
(2)	Included in “Other assets” in the Company's consolidated balance sheets.

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

The Company made payments to Fresenius of $5.4 million and $3.2 million relating to the manufacturing of the Company’s products during the three months ended March 31, 2018 and 2017, respectively. The following table summarizes the amounts of the Company’s payables to Fresenius and receivables from Fresenius at March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018	December 31, 2017
Payables to Fresenius (1)	$4,930	$4,687
Receivables from Fresenius (2)	1,400	231

(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with BARDA to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each an “Option Period”) with committed funding of up to $88.2 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”), and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $186.2 million over the five-year contract period. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2018 and December 31, 2017, $2.0 million and $1.4 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

Note 11. Segment, Customer and Geographic Information

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

The Company had the following significant customer that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2018 and 2017 (in percentages):

	Three Months Ended
	March 31,
	2018	2017
Établissement Français du Sang	41%	*

* Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may occur in future periods.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approvals for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approvals for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreement with BARDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius and third parties to manufacture certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we plan to submit for CE mark approval in the European Union in the second half of 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, or cGMP, manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to develop sufficient quantities of the active compounds for our products meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us as allowable direct contract costs are incurred plus allowable indirect costs. See the discussion under “BARDA” below for more information.

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

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In 2018, we plan to focus commercial efforts on supporting continued use of INTERCEPT by existing customers and supporting the national adoption of the platelet system in France. However, since no purchase volume commitments have been made by the Établissement Français du Sang, or EFS, significant product revenue from the French market may not occur or may not consistently occur quarter-over-quarter. National deployment of the INTERCEPT Blood System for platelets throughout France will require a coordinated and highly managed roll-out and any set back or failure could negatively impact the timing and success of adoption. We cannot provide any assurance that national deployment of INTERCEPT in France would be sustainable, should it occur, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including the U.S., we will have difficulties achieving profitability. In order to commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our BARDA agreement. We recognize revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term.

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius in 2016 and on December 31 of the earlier of (a) the year of achievement of certain production volumes or (b) 2022. In 2016, we paid €3.1 million to Fresenius. Because these payments represent unconditional payment obligations, we recognize our liability for these payments at their net present value using a discount rate of 9.72% based on our effective borrowing rate at that time. See the discussion under “Manufacturing and development obligations” below for more information.

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

The five-year agreement with BARDA and its subsequent modifications provide for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised options, or Option Periods, in an aggregate amount of up to $88.2 million. If we were to satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $186.2 million over the five-year agreement period. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods were exercised by BARDA. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

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

Equity and Debt Agreements

Public Offering of Common Stock

In January 2018, we issued and sold 14,030,000 shares of our common stock, par value $0.001 per share, at $4.10 per share in an underwritten public offering. The proceeds to us from this offering were approximately $57.2 million, net of the underwriting discount and other issuance costs.

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or Cantor, that provided for the issuance and sale of shares of our common stock over the term of the Controlled Equity OfferingSM Sales Agreement, or the Cantor Agreement, having an aggregate offering price of up to $132.2 million, $70.0 million of which was available at May 5, 2016, through Cantor.

On August 4, 2017, we entered into Amendment No. 3 to the Cantor Agreement, or the Amended Cantor Agreement. The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. During the three months ended March 31, 2018, 9,300 shares of our common stock were sold under the Amended Cantor Agreement for net proceeds of less than $0.1 million. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

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

On July 31, 2017, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provides for secured growth capital term loans, or 2017 Term Loans, of up to $40.0 million. All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans are available in two tranches. The first tranche of $30.0 million, or 2017 Term Loan A, was drawn by us on July 31, 2017, with the proceeds in part to repay in full all of the outstanding the Term Loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The second tranche of $10.0 million, or 2017 Term Loan B, is currently available to us based on our timely achievement of a contractually defined revenue milestone as of March 31, 2018. Our ability to draw the 2017 Term Loan B expires on May 14, 2018. The 2017 Term Loans require interest-only payment through February 1, 2019, followed by 42 monthly of equal principal payments plus declining interest payments. However, if we draw the 2017 Term Loan B, then the interest-only period will be extended through August 1, 2019, and the amortization period will be reduced to 36 months. Interest on the 2017 Term Loan A and the 2017 Term Loan B will bear interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at March 31, 2018, was approximately 9.03%. We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loans. As of March 31, 2018, our indebtedness under the 2017 Term Loan A was approximately $29.8 million. The Amended Credit Agreement contains certain nonfinancial covenants, with which we were in compliance at March 31, 2018.

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, stock-based compensation and income taxes to be critical policies. We adopted the new accounting standard for revenue recognition effective January 1, 2018, using the modified retrospective method, and the new standard had no impact on our consolidated financial statements. See Note 1 in Part I of this Form 10-Q for further discussion.

Results of Operations

Three months ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Change
Product revenue	$13,564	$7,006	$6,558	94%
Government contract revenue	3,455	1,428	2,027	142%
Total revenue	$17,019	$8,434	$8,585	102%

Product revenue increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to year-over-year growth in EMEA and U.S. sales of disposable kits for our platelet system and, to a lesser extent, due to improved foreign exchange rates for the Euro.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, and as national adoption of the platelet system continues in France, as well as from expected expansion of U.S. sales and newly accessible geographies. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $3.5 million and $1.4 million of revenue from our BARDA agreement during the three months ended March 31, 2018 and 2017, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS study enrolls patients, we anticipate enrolling patients in our ReCePI study and we plan for a potential additional Phase 3 study for chronic anemia, and as the other qualified clinical and development activities increase under the Option Periods exercised, we anticipate reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Change
Cost of product revenue	$7,330	$3,694	$3,636	98%

Cost of product revenue increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was primarily due to the increase in the volume of INTERCEPT platelet kits sold in the current period compared to the same period of the prior year. Cost of product revenue was also impacted by less favorable foreign currency exchange rates related to inventory production compared to the same period of the prior year

Our gross margin on product sales was 46% during the three months ended March 31, 2018, compared to 47% during the three months ended March 31, 2017. Gross margin remained relatively flat due to the impact of manufacturing volume purchases, pricing from higher volume platelet contracts and on product revenue foreign exchange rates during the three months ended March 31, 2018, compared to the same period in 2017.

Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to build inventory levels that will be sufficient to meet forecasted demand and plan to continue to manufacture at levels above those produced in 2017.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Change
Research and development	$9,437	$9,150	$287	3%

Research and development expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the increased headcount costs and costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Change
Selling, general and administrative	$13,607	$13,683	$(76)	(1%)

Selling, general, and administrative expenses remained relatively flat during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. We anticipate our selling, general, and administrative expenses to remain relatively consistent over the remainder of 2018.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Change
Foreign exchange gain (loss)	$108	$(45)	$153	(340%)
Interest expense	(915)	(531)	(384)	72%
Other income, net	331	106	225	212%
Total non-operating expense, net	$(476)	$(470)	$(6)	1%

Foreign Exchange Gain

We recorded a foreign exchange gain during the three months ended March 31, 2018, compared to a foreign exchange loss during the three months ended March 31, 2017, primarily due to the improved foreign exchange rates for the Euro.

Interest Expense

Interest expense increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increased average outstanding debt balance under our Amended Credit Agreement with Oxford. See discussion under “Debt” below for more information.

Other Income, Net

Other income, net increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the interest income from our increased investments in marketable securities. Proceeds from our recently completed public offering of our common stock have been fully invested and also contributed to the increased principal generating interest.

Provision for Income Taxes

For the three months ended March 31, 2018, and March 31, 2017, we recorded a tax expense of less than $0.1 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2018.

As of March 31, 2018, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuances of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At March 31, 2018, we had cash, cash equivalents, and restricted cash of $17.7 million, of which $14.9 million was included in cash and cash equivalents, and $2.8 million was included as restricted cash. At December 31, 2017, we had cash, cash equivalents, and restricted cash of $13.9 million, of which $13.7 million was included in cash and cash equivalents, and $0.2 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $91.0 million of short-term investments at March 31, 2018, and $47.0 million at December 31, 2017. We also had total indebtedness of approximately $29.8 million under our Amended Credit Agreement at March 31, 2018, and approximately $29.8 million at December 31, 2017. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $10.3 million for the three months ended March 31, 2018, compared to $16.3 million during the three months ended March 31, 2017. The decrease in net cash used in operating activities was primarily related to the increased product sales and reimbursements from the BARDA agreement, and was also related to the timing of purchases related to inventories and other assets during the three months ended March 31, 2018, as compared to the same period in 2017.

Investing Activities

Net cash used by investing activities was $44.7 million for the three months ended March 31, 2018, compared to $5.7 million net cash provided during the three months ended March 31, 2017. The change period over period was primarily the result of higher purchases of investments due to the proceeds from our January 2018 public offering of common stock, and lower proceeds from the sale of our marketable securities, during the three months ended March 31, 2018, as compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities was $58.8 million during the three months ended March 31, 2018, compared to $0.9 million net cash used during the three months ended March 31, 2017. The increase in net cash provided by financing activities was primarily due to the proceeds received from our January 2018 public offering of common stock. The estimated net proceeds from this offering were approximately $57.2 million, net of the underwriting discounts and other issuance costs.

Working Capital

Working capital increased to $110.1 million at March 31, 2018, from $66.8 million at December 31, 2017, primarily due to the cash received from the public offering of our common stock in January 2018.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2018:

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$39,616	$4,163	$20,881	$14,572	$—
Minimum purchase requirements	19,942	9,947	5,735	4,260	—
Manufacturing and development obligations	6,776	—	6,776	—	—
Operating leases	26,925	2,070	5,132	4,271	15,452
Other commitments	535	439	96	—	—
Total contractual obligations	$93,794	$16,619	$38,620	$23,103	$15,452

Debt

On July 31, 2017, we entered into Amended Credit Agreement with Oxford. The Amended Credit Agreement provides for secured growth capital term loans of up to $40.0 million, of which $30.0 million had been drawn through March 31, 2018. For more information on the Amended Credit Agreement, see “Equity and Debt Agreements—Debt Agreement” above.

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

Operating Leases

We generally lease our office facilities and certain equipment and automobiles under non-cancelable leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The leases expire at various dates through 2029, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, which is based on the consumer price index and the right to terminate the lease early.

Other Commitments

Our other commitments primarily consist of obligations for business insurance financing and our landlord financed leasehold improvements, which are in addition to the leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2018 or the year ended December 31, 2017. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

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

In 2015, we conducted a Phase 1 clinical study protocol under an investigational device exemption, or IDE, to treat plasma derived from convalesced patients that were previously infected with the Ebola virus and had recovered from the disease according to the criteria set by the Centers for Disease Control and Prevention. The transfusion of convalesced plasma from Ebola survivors is believed to pass on antibodies to the disease from the survivor to the recipient of the plasma transfusion. INTERCEPT use under the IDE was limited to pathogen reduction claims that relied on existing clinical data that we had regarding reduction of certain pathogens in donated plasma. Accordingly, the study was not designed to generate any data on the efficacy of INTERCEPT to inactivate the Ebola virus, and we still do not have any clinical or commercial data on the efficacy of INTERCEPT to inactivate the Ebola virus, and therefore, we do not know the effectiveness of INTERCEPT to inactivate the Ebola virus. This may negatively impact a customer’s desire to adopt INTERCEPT in those countries where addressing an Ebola virus outbreak is a primary concern.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. For example, in connection with the nation-wide deployment of INTERCEPT platelets in France, our customer, Établissement Français du Sang, or EFS, has encountered instances of leakage in the disposable kits. Although the relative number of reports is not disproportionate to the number we have seen in other markets, because of the high number of new sites, and the high utilization rates throughout France, the absolute number of incidents has triggered a report to the French National Agency for Medicines and Health Products Safety, or ANSM. We are working with EFS to gain access to the sites and personnel reporting the leaks in order to investigate and determine root cause and imputability in an effort to resolve the issue and if we are unable to successfully resolve the issue, then we may be required to recall our products, either voluntarily or at the direction of ANSM. In addition, the United States is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. While we entered into a multi-year commercial agreement with the American Red Cross in February 2016, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’

demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires blood center support and effort to obtain the approvals, which even if they put forth the effort to obtain those approval, may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In July 2017, we entered into new agreements with the EFS to supply illuminators and platelet and plasma disposable kits and while no commitment has been made by EFS to adopt the platelet system across France, EFS has begun to standardize production of its platelets using the INTERCEPT Blood System. National deployment of the INTERCEPT Blood System for platelets throughout France will require a coordinated and highly managed roll-out and any set back or failure could negatively impact the timing and success of adoption. We cannot provide any assurance that national deployment of INTERCEPT in France would be sustainable, should it occur, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

Significant increases in demand may occur given the concentrated nature of many of the largest potential customers and the potential for a mandate by public health agencies to adopt pathogen reduction technologies. Should those customers choose to adopt and standardize their production on the INTERCEPT Blood System or be required to adopt and standardize on the INTERCEPT Blood System, our ability to meet associated increases in demand may be constrained due to a variety of factors, including supply issues, manufacturing disruptions, availability of disposable kits manufactured from the obsolete plastic materials in jurisdictions that have not approved the alternate plastics, or other obsolescence of parts, among others. If we encounter such disruptions or supply shortages, we may have to allocate available products to customers, which could negatively impact our business and reputation or cause those customers to look for alternatives to the INTERCEPT Blood System.

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

In the past, a meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Low worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued the Russian Ruble and other CIS currencies and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in August 2017, President Trump signed into law new legislation which provides for additional sanctions against Russia, and in 2018, the Trump administration imposed new sanctions targeting certain Russian individuals and entities. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election, its involvement in Syria or otherwise, if worldwide oil prices weaken and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels. Similarly, weak worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

Moreover, the Trump administration has recently imposed tariffs on certain U.S. imports, and we cannot predict what effects such tariffs and any retaliatory tariffs imposed by other countries on U.S. exports would have on our business. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

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

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria have impacted the speed with which we were able to enroll patients in our European Phase 3 red blood cell system trial in chronic anemia patients and may impact other studies. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must complete other prerequisites, including demonstration that our revised analytical method to test GMP manufactured compounds used in the red blood cell system show that they consistently meet specifications and additional CMC activities in order to proceed with our planned CE mark submission. In addition, existing lots of these red blood cell compounds manufactured under GMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. We understand that one of our component suppliers for our red blood cell system is experiencing significant financial difficulties which may impact their ability to maintain standards suitable for GMP regulations or ability to exist as a going concern. While we are in the process of identifying alternate manufactures of the component, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval and will cause us to incur additional cost. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

In 2003, we terminated Phase 3 clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase 1 clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase 3 clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the European Phase 3 acute anemia clinical trial and the European Phase 3 chronic anemia clinical trial, with the INTERCEPT Blood System for red blood cells meeting its primary efficacy and safety endpoints in both trials. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase 3 clinical trials of our earlier red blood cell system will not be observed in the future. In addition, although our completed European Phase 3 clinical trials in acute anemia patients and chronic anemia patients using our modified process met their primary endpoints, we cannot assure you that the same or similar results will be observed in current and potential future clinical trials using our modified process.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $186.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $88.2 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in Puerto Rico and Florida. Given the hurricanes and destruction to Puerto Rico in 2017, our ability to enroll patients and make meaningful progress with the RedeS study has been negatively impacted and the successful completion of the RedeS study will likely depend on increasing enrollment through sites outside of Puerto Rico. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions. Should non-conformities occur in the future, we may be unable to manufacture products to meet customer demand, which would result in lost sales and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses. For example, in April 2018, we instituted a voluntary recall of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. We may voluntarily recall additional lots of disposable kits if this incomplete seal is identified in other lots. This voluntary recall may have a material adverse effect on the customers impacted and potentially impacted by the recall, as well as our relationship with such customers.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, particularly if mandated by a public health authority, our reputation and business prospects may be impaired. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. In addition, certain large national customers, like those in France or the U.K. may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may negatively impact our customers operations and consequently, our reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in April 2018, we instituted a voluntary recall of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. Such events could impair our ability to supply our products in a cost-effective and timely manner in order to meet our customers’ demands. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

Our Amended Credit Agreement with Oxford Finance provides $40.0 million of term loan funds, due July 1, 2022, of which $30.0 million has been borrowed to date. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Amended Credit Agreement. The Amended Credit Agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Amended Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Amended Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Amended Credit Agreement. If we are unable to repay those amounts, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty. Our ability to access the final $10.0 million under the Amended Credit Agreement is subject to our ability to achieve a certain revenue threshold, which we have already met. Before we would consider accessing the final $10.0 million under the Amended Credit Agreement, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We recently signed a lease for a new corporate headquarters and laboratories and plan to move all of our research and development personnel and most of our selling general and administrative personnel in the United States to this new location. A move of this magnitude and complexity will be expensive and may be disruptive to our operations. For example, all of our laboratory equipment will need to be moved, many requiring calibration and validation prior to being ready for use in ongoing and new studies. Delays or problems resulting from the move may cause a delay in our ability to commence or complete these studies.

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

Additionally, the Trump administration has called for substantial changes to foreign trade policy and has recently imposed tariffs on certain U.S. imports. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, including those under the Tax Act, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives, regulations, restrictions or tariffs, including any retaliatory tariffs imposed by other countries on U.S. exports in response to the Trump administration import tariffs, make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).
10.1	Amended and Restated Non-Employee Director Compensation Policy, effective March 2, 2018.

10.2	2017 and 2018 Executive Officer Compensation Arrangements.

10.3†	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord, LLC.

10.4(7)	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.5(8)	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.6(9)	1996 Equity Incentive Plan (see Exhibit 10.2 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

10.7(9)	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan (see Exhibit 10.3 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

10.8(9)	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan (see Exhibit 10.4 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

10.9(10)	1998 Non-Officer Stock Option Plan (see Exhibit 99.1 to Form S-8 Registration Statement filed with the SEC on March 24, 1999).

10.10(11)	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999 (see Exhibit 99.1 to Form S-8 Registration Statement filed with the SEC on August 4, 1999).

10.11(9)

Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers (see Exhibit 10.1 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (12)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Registrant has requested confidential treatment for portions of this exhibit.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.
(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.
(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.
(12)

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

CERUS CORPORATION

Date: May 8, 2018	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)