Form 10-Q
period 2018-06-30
CERUS CORP
filed 2018-08-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 24, 2018, there were 133,813,896 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,305	$13,683
Short-term investments	97,605	47,013
Accounts receivable	11,388	12,415
Inventories	12,930	14,457
Other current assets	4,970	2,330
Total current assets	141,198	89,898
Non-current assets:
Property and equipment, net	2,157	2,119
Goodwill	1,316	1,316
Intangible assets, net	435	536
Restricted cash	2,729	247
Other assets	4,011	4,128
Total assets	$151,846	$98,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,307	$10,974
Accrued liabilities	12,508	11,712
Debt – current	3,572	—
Deferred product revenue – current	676	445
Total current liabilities	28,063	23,131
Non-current liabilities:
Debt - non-current	26,262	29,798
Manufacturing and development obligations – non-current	5,748	5,766
Other non-current liabilities	1,329	609
Total liabilities	61,402	59,304
Commitments and contingencies
Stockholders' equity:
Common stock	133	115
Additional paid-in capital	839,198	760,225
Accumulated other comprehensive loss	(417)	(97)
Accumulated deficit	(748,470)	(721,303)
Total stockholders' equity	90,444	38,940
Total liabilities and stockholders' equity	$151,846	$98,244

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product revenue	$15,420	$9,525	$28,984	$16,531
Cost of product revenue	7,720	4,360	15,050	8,054
Gross profit on product revenue	7,700	5,165	13,934	8,477
Government contract revenue	4,047	1,667	7,502	3,095
Operating expenses:
Research and development	9,881	8,891	19,318	18,041
Selling, general and administrative	14,437	14,145	28,044	27,828
Total operating expenses	24,318	23,036	47,362	45,869
Loss from operations	(12,571)	(16,204)	(25,926)	(34,297)
Non-operating (expense) income, net:
Foreign exchange loss	(138)	(14)	(30)	(59)
Interest expense	(958)	(501)	(1,873)	(1,032)
Other income, net	444	3,512	775	3,618
Total non-operating (expense) income, net	(652)	2,997	(1,128)	2,527
Loss before income taxes	(13,223)	(13,207)	(27,054)	(31,770)
Provision for income taxes	59	3,876	113	3,911
Net loss	$(13,282)	$(17,083)	$(27,167)	$(35,681)

Net loss per share:
Basic	$(0.10)	$(0.16)	$(0.21)	$(0.34)
Diluted	$(0.10)	$(0.16)	$(0.21)	$(0.34)
Weighted average shares outstanding used for calculating net loss per share:
Basic	131,352	105,044	128,101	104,308
Diluted	131,352	105,044	128,101	104,308

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(13,282)	$(17,083)	$(27,167)	$(35,681)
Other comprehensive gains (losses)
Unrealized gains (losses) on available-for-sale investments, net of taxes of zero for the three and six months ended June 30, 2018 and 2017	9	124	(320)	(122)
Comprehensive loss	$(13,273)	$(16,959)	$(27,487)	$(35,803)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(27,167)	$(35,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788	904
Stock-based compensation	4,908	4,617
Non-cash interest expense	537	285
Loss on disposal of property and equipment	5	—
Deferred income taxes	1	12
Non-cash tax expense from other unrealized loss on available-for-sale securities	—	3,825
Gain on sale of investment in marketable equity securities	—	(3,466)
Changes in operating assets and liabilities:
Accounts receivable	1,027	(1,064)
Inventories	1,458	237
Other assets	(1,587)	704
Accounts payable	154	1,085
Accrued liabilities and other non-current liabilities	553	(1,457)
Manufacturing and development obligations	(148)	419
Deferred product revenue	216	233
Net cash used in operating activities	(19,255)	(29,347)
Investing activities
Capital expenditures	(145)	(353)
Purchases of investments	(75,462)	(20,749)
Proceeds from maturities and sale of investments	24,002	38,465
Net cash (used in) provided by investing activities	(51,605)	17,363
Financing activities
Net proceeds from equity incentives	4,912	2,052
Net proceeds from public offering	69,117	9,644
Repayment of debt	(65)	(1,930)
Net cash provided by financing activities	73,964	9,766
Net increase (decrease) in cash, cash equivalents and restricted cash	3,104	(2,218)
Cash, cash equivalents and restricted cash, beginning of period	13,930	22,744
Cash, cash equivalents and restricted cash, end of period	$17,034	$20,526

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, which were included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 8, 2018. The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from the Company’s audited consolidated financial statements as of that date.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product revenue:
North America	$3,149	$1,425	$5,536	$2,348
Europe, Middle East and Africa	12,018	7,836	23,024	13,748
Other	253	264	424	435
Total product revenue	$15,420	$9,525	$28,984	$16,531

Contract Balances

The Company invoices its customers based upon the payment terms in the contracts, which is generally from 30 to 60 days. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at June 30, 2018 and December 31, 2017.

Contract liabilities mainly consist of deferred product revenue related to uninstalled illuminators, unshipped products, and maintenance services. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the six months ended June 30, 2018, is primarily driven by performance obligations not satisfied but invoiced as of June 30, 2018, offset by $0.2 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2017.

The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized losses on available-for-sale investments, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

As of June 30, 2018, the Company’s “Restricted cash” primarily consisted of a $2.5 million of letter of credit relating to the lease of the Company’s new office building. As of June 30, 2018 and December 31, 2017, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restrict cash” related to compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2018, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at June 30, 2018 and December 31, 2017, respectively. These customers cumulatively represented approximately 62% and 53% of the Company’s outstanding trade receivables at June 30, 2018 and December 31, 2017, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2018 and December 31, 2017, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2018 and December 31, 2017, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At June 30, 2018 and December 31, 2017, the Company had $0.3 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of June 30, 2018 and December 31, 2017, was $1.58 million and $1.48 million, respectively. The changes in intangible assets, net during the three and six months ended June 30, 2018 and 2017, were results of amortization expense. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three and six months ended June 30, 2018 and 2017, there were no impairment charges recognized related to the acquired intangible assets.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1998 through 2016 and California tax returns for years through 2016 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

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

For the three and six months ended June 30, 2018 and 2017, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2018 and 2017 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of anti-dilutive potential shares:
Stock options	18,631	17,966	18,259	17,321
Restricted stock units	2,024	1,350	1,803	1,159
Employee stock purchase plan rights	171	43	157	75
Total	20,826	19,359	20,219	18,555

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2018 and December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. Entities are required to adopt this ASU using a modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for certain practical expedient when implementing the new leases standard. Companies may apply the practical expedient either retrospectively or prospectively. The Company will adopt this ASU on January 1, 2019, using the modified retrospective approach and will apply the practical expedient prospectively. The Company is currently assessing the future impact of this ASU on its consolidated financial statements. To date the Company has completed a high level review of its lease model, determined the scope of work, and is in the process of performing an analysis of lease contracts. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard. The Company will recognize right-of-use assets and lease liabilities on the Company’s consolidated balance sheets upon the adoption of this ASU, which will increase the Company’s total assets and total liabilities. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company plans to adopt this ASU on January 1, 2019. The Company does not expect that the adoption will have a material effect on the Company’s consolidated financial statements.

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2018 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$54	$—	$—	$54
United States government agency securities	15,940	—	(42)	15,898
Corporate debt securities	82,082	—	(375)	81,707
Total available-for-sale securities	$98,076	$—	$(417)	$97,659

The following is a summary of available-for-sale securities at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$3,758	$—	$—	$3,758
United States government agency securities	11,252	—	(24)	11,228
Corporate debt securities	35,858	—	(73)	35,785
Total available-for-sale securities	$50,868	$—	$(97)	$50,771

Available-for-sale securities at June 30, 2018 and December 31, 2017, consisted of the following by contractual maturity (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$51,079	$50,902	$38,836	$38,781
Greater than one year and less than five years	46,997	46,757	12,032	11,990
Total available-for-sale securities	$98,076	$97,659	$50,868	$50,771

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$15,402	$(42)	$—	$—	$15,402	$(42)
Corporate debt securities	80,719	(375)	—	—	80,719	(375)
Total available-for-sale securities	$96,121	$(417)	$—	$—	$96,121	$(417)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$8,729	$(24)	$—	$—	$8,729	$(24)
Corporate debt securities	35,785	(73)	—	—	35,785	(73)
Total available-for-sale securities	$44,514	$(97)	$—	$—	$44,514	$(97)

As of June 30, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized zero gross realized gains and less than five thousand dollars of gross realized losses from the sale of available-for-sale investments during the three and six months ended June 30, 2018. The Company recognized $3.4 million and $3.5 million of gross realized gains from the sale of available-for-sale investments during the three and six months ended June 30, 2017, respectively, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2017.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2018, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$54	$54	$—	$—
United States government agency securities	Short-term investments	15,898	—	15,898	—
Corporate debt securities	Short-term investments	81,707	—	81,707	—
Total financial assets		$97,659	$54	$97,605	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$3,758	$3,758	$—	$—
United States government agency securities	Short-term investments	11,228	—	11,228	—
Corporate debt securities	Short-term investments	35,785	—	35,785	—
Total financial assets		$50,771	$3,758	$47,013	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2018.

Note 3. Inventories

Inventories at June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Work-in-process	$2,843	$4,299
Finished goods	10,087	10,158
Total inventories	$12,930	$14,457

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation and related costs	$7,135	$7,372
Accrued professional services	3,454	2,605
Accrued customer obligations	548	481
Accrued insurance premiums	—	507
Other accrued expenses	1,371	747
Total accrued liabilities	$12,508	$11,712

Note 5. Debt

Debt at June 30, 2018, consisted of the following (in thousands):

	June 30, 2018
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$30,000	$(166)	$29,834
Less: debt - current	(3,572)	—	(3,572)
Debt - non-current	$26,428	$(166)	$26,262

Debt at December 31, 2017, consisted of the following (in thousands):

	December 31, 2017
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$30,000	$(202)	$29,798
Less: debt - current	—	—	—
Debt - non-current	$30,000	$(202)	$29,798

Principal and interest payments on debt at June 30, 2018, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2018	$—	$1,381	$1,381
2019	7,857	2,453	10,310
2020	8,571	1,677	10,248
2021	8,572	885	9,457
2022	5,000	2,553	7,553
Total	$30,000	$8,949	$38,949

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

On July 31, 2017 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “Amended Credit Agreement”) with Oxford, which amends and restates the Term Loan Agreement in its entirety. The Amended Credit Agreement provided for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Amended Credit Agreement. The 2017 Term Loans were available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million (“2017 Term Loan B”) expired on May 14, 2018, and the Company did not elect to draw the 2017 Term Loan B. The 2017 Term Loan A requires interest-only payments through February 1, 2019, followed by 42 monthly payments of equal principal plus declining interest payments. The 2017 Term Loan A bears interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at June 30, 2018, was approximately 9.06%. The Company will also be required to make a final payment fee of 8.00% of the principal amount of the 2017 Term Loan A. The Amended Credit Agreement contains certain nonfinancial covenants, with which the Company was in compliance at June 30, 2018.

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

Future minimum non-cancelable payments under leases as of June 30, 2018, are as follows (in thousands):

Year ended December 31,	Lease Payments
2018	$925
2019	3,265
2020	2,318
2021	2,167
2022	2,191
Thereafter	16,492
Total	$27,358

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At June 30, 2018, the Company had an outstanding liability of $0.2 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.1 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

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

On August 4, 2017, the Company entered into Amendment No. 3 to the Cantor Agreement (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount included the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2018, 1.8 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $11.9 million. At June 30, 2018, the Company had approximately $57.8 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At June 30, 2018, the Company had 1.0 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. On June 7, 2017, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 6,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At June 30, 2018, 25,000 performance-based stock awards were outstanding. On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4), and the terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan. Effective June 7, 2017, the Company no longer issues shares from the Inducement Plan.

At June 30, 2018, the Company had an aggregate of approximately 23.7 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan and the Inducement Plan, of which approximately 18.0 million shares and 2.0 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 3.7 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2017	17,138	$4.27
Granted	3,014	4.48
Exercised	(1,398)	3.22
Forfeited	(551)	4.66
Expired	(145)	6.00
Balances at June 30, 2018	18,058	4.36

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2017	1,256	$4.53
Granted (1)	1,369	4.42
Vested	(502)	4.37
Forfeited	(121)	4.17
Balances at June 30, 2018	2,002	4.51

(1)	Includes the number of shares issuable under the performance-based restricted stock unit awards granted during the six months ended June 30, 2018.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for the three and six months ended June 30, 2018, primarily related to the operating income of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $3.9 million for the three and six months ended June 30, 2017, primarily due to the sale of the Company’s shares of the common stock of Aduro Biotech, Inc.

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

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018	December 31, 2017
Prepaid R&D asset - current (1)	$42	$114
Prepaid R&D asset - non-current (2)	2,169	2,162
Manufacturing efficiency asset (2)	1,717	1,839

(1)	Included in “Other current assets” in the Company's consolidated balance sheets.
(2)	Included in “Other assets” in the Company's consolidated balance sheets.

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

The Company made payments to Fresenius of $4.8 million and $3.2 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2018 and 2017, respectively, and $10.2 million and $6.4 million during the six months ended June 30, 2018 and 2017, respectively. The following table summarizes the amounts of the Company’s payables to Fresenius and receivables from Fresenius at June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018	December 31, 2017
Payables to Fresenius (1)	$5,652	$4,687
Receivables from Fresenius (2)	1,381	231

(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with BARDA to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”) with committed funding of up to $103.2 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”), and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $201.2 million over the five-year contract period. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

Under the contract, the Company is reimbursed and recognizes revenue as allowable direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2018 and December 31, 2017, $3.8 million and $1.4 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2018 and 2017 (in percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Établissement Français du Sang	39%	13%	40%	*
American Red Cross	10%	*	*	*
Advanced Technology Comp. KSC	*	10%	*	*
Rode Kruis Vlaanderen	*	10%	*	*

* Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may occur in future periods.

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

The platelet system is approved in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease or TA-GVHD. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT treated platelets; and a recovery study of platelets treated with the platelet system that is currently being discussed with FDA. The plasma system is approved in the U.S. for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we plan to submit for CE mark approval in the European Union in the second half of 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. We understand that we will need to develop and provide clinical data in sickle-cell anemia patients. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to such patients, donor recruitment may be difficult or impractical. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. Although we plan to complete additional development activities to support an anticipated CE mark submission for the red blood cell system, such development activities could prolong development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system in the next twelve months, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, or cGMP, manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and significantly lower lifespan for INTERCEPT-treated red blood cells compared to non-treated red blood cells may limit our ability to obtain any regulatory approvals for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to develop sufficient quantities of the active compounds for our products meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into new agreements with the EFS to supply illuminators and platelet and plasma disposable kits. We understand that the EFS has adopted the platelet system across France, but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS, in our current contract or otherwise. In addition, significant product revenue from the French market may not occur or may not consistently occur quarter-over-quarter. We cannot assure that the EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

BARDA

In June 2016, we entered into an agreement with BARDA to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including funding studies necessary to support a potential premarket approval application, submission to the FDA for the red blood cell system, and acceleration of commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

The five-year agreement with BARDA and its subsequent modifications provide for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised options, or Option Periods, in an aggregate amount of up to $103.2 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $201.2 million over the five-year agreement period. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Although BARDA has committed to reimburse us for up to $103.2 million in expenses to date, we may not receive all of these funds if BARDA were to terminate the agreement. Amounts invoiced and currently payable under the BARDA agreement are subject to future audits at the discretion of the government. These audits could result in an adjustment to revenue previously reported, which potentially could be significant.

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

On August 4, 2017, we entered into Amendment No. 3 to the Cantor Agreement, or the Amended Cantor Agreement. The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. During the six months ended June 30, 2018, 1.8 million shares of our common stock were sold under the Amended Cantor Agreement for net proceeds of $11.9 million. At June 30, 2018, we had approximately $57.8 million of common stock available to be sold under the Amended Cantor Agreement. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are registered under the Securities Act of 1933, as amended.

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

On July 31, 2017, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provided for secured growth capital term loans, or 2017 Term Loans, of up to $40.0 million. All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans were available in two tranches. The first tranche of $30.0 million, or 2017 Term Loan A, was drawn by us on July 31, 2017, with the proceeds in part to repay in full all of the outstanding the Term Loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million, or 2017 Term Loan B, expired on May 14, 2018, and we did not elect to draw the 2017 Term Loan B. The 2017 Term Loan A bears interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at June 30, 2018, was approximately 9.06%. We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loan A. As of June 30, 2018, our indebtedness under the 2017 Term Loan A was approximately $29.8 million. The Amended Credit Agreement contains certain nonfinancial covenants, with which we were in compliance at June 30, 2018.

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

Results of Operations

Three and six months ended June 30, 2018 and 2017

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Product revenue	$15,420	$9,525	$5,895	62%	$28,984	$16,531	$12,453	75%
Government contract revenue	4,047	1,667	2,380	143%	7,502	3,095	4,407	142%
Total revenue	$19,467	$11,192	$8,275	74%	$36,486	$19,626	$16,860	86%

Product revenue increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to year-over-year sales volume growth in Europe, the Middle East and Africa, primarily due to the nationwide adoption in France, and U.S. sales of disposable kits for our platelet system and improved foreign exchange rates for the Euro, partially offset by decreased average selling prices to our largest customers.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, and as national adoption of the platelet system continues in France, as well as from the expected expansion of U.S. sales and newly accessible geographies. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $4.0 million and $7.5 million of revenue from our BARDA agreement during the three and six months ended June 30, 2018, respectively, and recognized $1.7 million and $3.1 million of revenue during the three and six months ended June 30, 2017, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS study continues to enroll patients, as we anticipate enrolling patients in our ReCePI study and as we plan for a potential additional Phase 3 study for chronic anemia, and as the other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Cost of product revenue	$7,720	$4,360	$3,360	77%	$15,050	$8,054	$6,996	87%

Cost of product revenue increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. The increases in both periods were primarily due to the increase in the volume of INTERCEPT platelet kits sold in the current period compared to the same period of the prior year. Cost of product revenue was also impacted by less favorable foreign currency exchange rates related to inventory production compared to the same period of the prior year.

Our gross margin on product sales was 50% during the three months ended June 30, 2018, compared to 54% during the three months ended June 30, 2017. Our gross margin on product sales was 48% during the six months ended June 30, 2018, compared to 51% during three and six months ended June 30, 2017. The decreases in gross margins on product sales in both periods were primarily due to decreased average selling prices of INTERCEPT disposable kits to our largest customers.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Research and development	$9,881	$8,891	$990	11%	$19,318	$18,041	$1,277	7%

Research and development expenses increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to the increased headcount costs and costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Selling, general and administrative	$14,437	$14,145	$292	2%	$28,044	$27,828	$216	1%

Selling, general, and administrative expenses remained relatively flat during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. We anticipate our selling, general, and administrative expenses to remain relatively consistent over the remainder of 2018.

Non-Operating (Expense) Income, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Foreign exchange loss	$(138)	$(14)	$(124)	886%	$(30)	$(59)	$29	(49%)
Interest expense	(958)	(501)	(457)	91%	(1,873)	(1,032)	(841)	81%
Other income, net	444	3,512	(3,068)	(87%)	775	3,618	(2,843)	(79%)
Total non-operating (expense) income, net	$(652)	$2,997	$(3,649)	(122%)	$(1,128)	$2,527	$(3,655)	(145%)

Foreign Exchange Loss

Foreign exchange loss remained relatively flat during the three and six months ended June 30, 2018, compared to the foreign exchange loss during the three and six months ended June 30, 2017, primarily due to stabilized foreign exchange rates for the Euro.

Interest Expense

Interest expense increased for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to increased average outstanding debt balance under our Amended Credit Agreement with Oxford. See discussion under “Equity and Debt Agreements—Debt Agreement” above for more information.

Other Income, Net

Other income, net decreased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to the realized gain from the sale of our common stock of Aduro Biotech, Inc., or Aduro, of approximately $3.4 million and $3.5 million during the three and six months ended June 30, 2017, respectively.

Provision for Income Taxes

For the three and six months ended June 30, 2018, we recorded a tax expense of $0.1 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit. For the three and six months ended June 30, 2017, we recorded a tax expense of $3.9 million, which was primarily due to the sale of our Aduro common stock.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2018.

As of June 30, 2018, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuances of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At June 30, 2018, we had cash, cash equivalents, and restricted cash of $17.0 million, of which $14.3 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. At December 31, 2017, we had cash, cash equivalents, and restricted cash of $13.9 million, of which $13.7 million was included in cash and cash equivalents, and $0.2 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $97.6 million of short-term investments at June 30, 2018, and $47.0 million at December 31, 2017. We also had total indebtedness of approximately $29.8 million under our Amended Credit Agreement at June 30, 2018 and December 31, 2017. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $19.3 million for the six months ended June 30, 2018, compared to $29.3 million net cash used during the six months ended June 30, 2017. The decrease in net cash used in operating activities was primarily related to the increased product sales and reimbursements from the BARDA agreement, and was also related to the timing of purchases related to inventories and other assets during the six months ended June 30, 2018, as compared to the same period in 2017.

Investing Activities

Net cash used by investing activities was $51.6 million for the six months ended June 30, 2018, compared to $17.4 million net cash provided by investing activities during the six months ended June 30, 2017. The change period over period was primarily the result of higher purchases of investments due to the proceeds from our January 2018 public offering of common stock, and lower proceeds from the sale of our marketable securities, during the six months ended June 30, 2018, as compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities was $74.0 million during the six months ended June 30, 2018, compared to $9.8 million net cash provided during the six months ended June 30, 2017. The increase in net cash provided by financing activities was primarily due to the proceeds received from our January 2018 public offering of common stock. The net proceeds from this offering were approximately $57.2 million, net of the underwriting discounts and other issuance costs.

Working Capital

Working capital increased to $113.1 million at June 30, 2018, from $66.8 million at December 31, 2017, primarily due to the cash received from the public offering of our common stock in January 2018.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended Credit Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Commitments

The following summarizes our contractual commitments at June 30, 2018:

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$38,949	$6,271	$20,494	$12,184	$—
Minimum purchase requirements	16,846	7,455	5,682	3,709	—
Manufacturing and development obligations	6,424	—	6,424	—	—
Operating leases	27,358	2,659	5,025	4,340	15,334
Other commitments	244	184	60	—	—
Total contractual obligations	$89,821	$16,569	$37,685	$20,233	$15,334

Debt

On July 31, 2017, we entered into our Amended Credit Agreement with Oxford. For more information on the Amended Credit Agreement, see “Equity and Debt Agreements—Debt Agreement” above.

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

Operating Leases

We generally lease our office facilities and certain equipment and automobiles under non-cancelable leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The leases expire at various dates through 2029, with certain of the leases providing for renewal options, provisions for adjusting future lease payments, based on consumer price index, and the right to terminate the lease early.

Other Commitments

Our other commitments primarily consist of obligations for business insurance financing and our landlord financed leasehold improvements, which are in addition to the leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the six months ended June 30, 2018, or for the year ended December 31, 2017. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our commercial efforts in 2018 will continue to be largely focused on implementing INTERCEPT with customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. In addition, significant changes to our product or the way in which our product is used may require that those customers file supplements or amendments to their site-specific licenses from CBER to continue to sell blood components processed using the INTERCEPT Blood System. Until those licenses and any required supplements are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT-treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

•	successful customer transition to the disposable kits manufactured with the alternate plastics, as approvals are obtained;
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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. For example, in connection with the nation-wide deployment of INTERCEPT platelets in France, our customer, Établissement Français du Sang, or EFS, has encountered instances of leakage in the disposable kits. Although the relative number of reports is not disproportionate to the number we have seen in other markets, because of the high number of new sites, and the high utilization rates throughout France, the absolute number of incidents has triggered a report to the French National Agency for Medicines and Health Products Safety, or ANSM. We are working with EFS to investigate and determine root cause and imputability in an effort to resolve the issue and if we are unable to successfully resolve the issue, then we may be required to recall our products, either voluntarily or at the direction of ANSM. In addition, the United States is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In July 2017, we entered into new agreements with the EFS to supply illuminators and platelet and plasma disposable kits. We understand that the EFS has adopted the platelet system across France, but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS, in our current contract or otherwise. In addition, significant product revenue from the French market may not occur or may not consistently occur quarter-over-quarter. We cannot assure that the EFS will use the INTERCEPT Blood System for plasma at historical levels or at all.

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

In the past, a meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Weakness and/or instability in worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued and may in the future significantly devalue the Russian Ruble and other CIS currencies and have had and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in August 2017, President Trump signed into law new legislation which provides for additional sanctions against Russia, and in 2018, the Trump administration imposed new sanctions targeting certain Russian individuals and entities. It is possible that Congress will consider or pass legislation imposing additional sanctions. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election, its involvement in Syria or otherwise, if worldwide oil prices weaken and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels. Similarly, weak or unstable worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

Moreover, the Trump administration has recently imposed tariffs on certain U.S. imports, and Canada, the E.U., China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. We have in the past restricted and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. For example, the RedeS study is ongoing in Puerto Rico which has seen massive destruction from the hurricanes of 2017. The blood centers and hospitals were significantly impacted, causing delays in enrollment and progress on the RedeS study. To mitigate these delays, we started to enroll patients in the U.S., including in Florida, though we cannot be certain if these mitigation steps will allow us to successfully enroll and complete the clinical trial. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the U.S., blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must complete other prerequisites, including demonstration that our revised analytical method to test GMP manufactured compounds used in the red blood cell system show that they consistently meet specifications and additional CMC activities in order to proceed with our planned CE mark submission. In addition, existing lots of these red blood cell compounds manufactured under GMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. We understand that one of our component suppliers for our red blood cell system is experiencing significant financial difficulties which may impact their ability to maintain standards suitable for GMP regulations or ability to exist as a going concern. While we are in the process of identifying alternate manufactures of the component, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval and will cause us to incur additional cost and potentially, delays in completing our clinical trials and delays in having sufficient product available for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

In 2003, we terminated Phase 3 clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase 1 clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase 3 clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the European Phase 3 acute anemia clinical trial and the European Phase 3 chronic anemia clinical trial, with the INTERCEPT Blood System for red blood cells meeting its primary efficacy and safety endpoints in both trials. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase 3 clinical trials of our earlier red blood cell system will not be observed in the future. In addition, although our completed European Phase 3 clinical trials in acute anemia patients and chronic anemia patients using our modified process met their primary endpoints, we cannot assure you that the same or similar results will be observed in current and potential future clinical trials using our modified process. We cannot assure that patients receiving INTERCEPT-treated red blood cells will not develop allergic reactions to the transfusion.

We will need to successfully conduct and complete each of the RedeS and ReCePI studies as well as an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. There can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We understand that we will need to develop and provide clinical data in sickle-cell anemia patients. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to such patients, donor recruitment may be difficult or impractical and therefore may delay the enrollment and completion of the clinical trial. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial.

Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Moreover, we do not currently have an approved protocol to investigate any antibody formation from S-303-treated red blood cells, should one occur. Our ability to successfully investigate the underlying cause of any detected anti-body, assess clinical significance and imputability will depend on having such a protocol in place prior to occurrence of such an event. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $201.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $103.2 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in Puerto Rico and Florida. Given the hurricanes and destruction to Puerto Rico in 2017, our ability to enroll patients and make meaningful progress with the RedeS study has been negatively impacted and the successful completion of the RedeS study will likely depend on increasing enrollment through sites outside of Puerto Rico, including in Texas and Florida. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third party manufacturer, as a result we may allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify and validate those plastics for our plasma product in any other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, particularly if mandated by a public health authority, our reputation and business prospects may be impaired. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in permanent harm to our customer relations or loss of customers. In addition, certain large national customers, like those in France or the U.K. may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may negatively impact our customers operations and consequently, our reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Additionally, should we conclude that existing suppliers are not able to produce sufficient quantities to meet the demand for our products, we may choose to invest in manufacturing capacity at existing or new facilities with existing or new suppliers, which could be costly and disruptive to our management.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the E.U. is governed by the provisions of the E.U. General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U., provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiary, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior E.U. law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various E.U. member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the E.U. and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in

April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2027, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny in the United States to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” released in May 2018.

The Trump administration has publicly stated a core goal is to deregulate wherever possible. It is unclear if this contraction in regulation would also apply to previously issued guidance documents that would impact our industry. For example, the FDA has indicated that they will finalize guidance prescribing steps blood centers would have to comply with to safeguard platelet products from bacterial contamination. The initial draft guidance prescribed our technology as an option. Should the administration remove such guidance documentation, market uptake for INTERCEPT platelets may be impaired. Conversely, any significant deregulation could make the introduction of competing products and technologies much easier than the burden faced by us in order to receive FDA approval. We expect that additional U.S federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

As of June 30, 2018, our total indebtedness under our Amended Credit Agreement was approximately $29.8 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Amended Credit Agreement. The Amended Credit Agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Amended Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Amended Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Amended Credit Agreement. If we are unable to repay those amounts, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty.

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

As our international operations grow, we may be subject to adverse fluctuations in exchange rates between the U.S. dollar and foreign currencies, as well as to tariffs and other trade restrictions.

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

Additionally, the Trump administration has called for substantial changes to foreign trade policy and has recently imposed tariffs on certain U.S. imports. Canada, the E.U., China and other countries have responded with retaliatory tariffs on certain U.S. exports. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, including those under the Tax Act, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives, regulations, restrictions or tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

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

The Tax Act could adversely affect our business and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.
3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.
4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).
4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).
4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).
10.1	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.
10.2	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.
10.3	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.
10.4	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.
10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.
10.6	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord, LLC.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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

CERUS CORPORATION

Date: August 2, 2018	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)