Form 10-Q
period 2018-09-30
CERUS CORP
filed 2018-11-01
CIK 1020214

..

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2018, there were 135,689,199 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,327	$13,683
Short-term investments	96,669	47,013
Accounts receivable	10,476	12,415
Inventories	13,322	14,457
Other current assets	7,360	2,330
Total current assets	150,154	89,898
Non-current assets:
Property and equipment, net	3,124	2,119
Goodwill	1,316	1,316
Intangible assets, net	385	536
Restricted cash	2,729	247
Other assets	3,949	4,128
Total assets	$161,657	$98,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,333	$10,974
Accrued liabilities	16,764	11,712
Debt – current	5,714	—
Manufacturing and development obligations – current	5,858	—
Deferred product revenue – current	533	445
Total current liabilities	43,202	23,131
Non-current liabilities:
Debt – non-current	24,138	29,798
Manufacturing and development obligations – non-current	—	5,766
Other non-current liabilities	2,516	609
Total liabilities	69,856	59,304
Commitments and contingencies
Stockholders' equity:
Common stock	136	115
Additional paid-in capital	854,653	760,225
Accumulated other comprehensive loss	(326)	(97)
Accumulated deficit	(762,662)	(721,303)
Total stockholders' equity	91,801	38,940
Total liabilities and stockholders' equity	$161,657	$98,244

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product revenue	$15,399	$10,797	$44,383	$27,328
Cost of product revenue	8,142	5,348	23,192	13,402
Gross profit on product revenue	7,257	5,449	21,191	13,926
Government contract revenue	3,928	2,285	11,430	5,380
Operating expenses:
Research and development	10,825	7,886	30,143	25,927
Selling, general and administrative	13,964	12,230	42,008	40,058
Total operating expenses	24,789	20,116	72,151	65,985
Loss from operations	(13,604)	(12,382)	(39,530)	(46,679)
Non-operating (expense) income, net:
Foreign exchange gain (loss)	8	—	(22)	(59)
Interest expense	(1,053)	(1,090)	(2,926)	(2,122)
Other income, net	513	104	1,288	3,722
Total non-operating (expense) income, net	(532)	(986)	(1,660)	1,541
Loss before income taxes	(14,136)	(13,368)	(41,190)	(45,138)
Provision for income taxes	56	50	169	3,961
Net loss	$(14,192)	$(13,418)	$(41,359)	$(49,099)

Net loss per share:
Basic	$(0.11)	$(0.12)	$(0.32)	$(0.46)
Diluted	$(0.11)	$(0.12)	$(0.32)	$(0.46)
Weighted average shares outstanding used for calculating net loss per share:
Basic	134,326	109,846	130,199	106,159
Diluted	134,326	109,846	130,199	106,159

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(14,192)	$(13,418)	$(41,359)	$(49,099)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes of zero for the three and nine months ended September 30, 2018 and 2017	91	(9)	(229)	(131)
Comprehensive loss	$(14,101)	$(13,427)	$(41,588)	$(49,230)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(41,359)	$(49,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,109	1,359
Stock-based compensation	7,579	7,008
Non-cash interest expense	892	282
Loss on disposal of property and equipment	5	—
Deferred income taxes	2	19
Non-cash tax expense from other realized gain on available-for-sale securities	—	3,825
Gain on sale of investment in marketable equity securities	—	(3,466)
Changes in operating assets and liabilities:
Accounts receivable	1,939	(3,608)
Inventories	1,043	(1,800)
Other assets	(2,724)	(379)
Accounts payable	3,020	4,022
Accrued liabilities and other non-current liabilities	4,457	(1,477)
Manufacturing and development obligations	(187)	600
Deferred product revenue	73	514
Net cash used in operating activities	(24,151)	(42,200)
Investing activities
Capital expenditures	(624)	(354)
Purchases of investments	(80,453)	(50,183)
Proceeds from maturities and sale of investments	30,002	55,566
Net cash (used in) provided by investing activities	(51,075)	5,029
Financing activities
Net proceeds from equity incentives	7,150	2,421
Net proceeds from public offering	79,301	18,840
Proceeds from loans	—	30,000
Repayment of debt	(99)	(19,593)
Net cash provided by financing activities	86,352	31,668
Net increase (decrease) in cash, cash equivalents and restricted cash	11,126	(5,503)
Cash, cash equivalents and restricted cash, beginning of period	13,930	22,744
Cash, cash equivalents and restricted cash, end of period	$25,056	$17,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product revenue:
Europe, Middle East and Africa	$11,866	$9,045	$34,890	$22,793
North America	3,117	1,524	8,653	3,872
Other	416	228	840	663
Total product revenue	$15,399	$10,797	$44,383	$27,328

Contract Balances

The Company invoices its customers based upon the payment terms in the contracts, which is generally from 30 to 60 days. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at September 30, 2018 and December 31, 2017.

Contract liabilities mainly consist of deferred product revenue related to uninstalled illuminators, unshipped products, and maintenance services. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the nine months ended September 30, 2018 is primarily driven by performance obligations not satisfied but invoiced as of September 30, 2018, offset by $0.3 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2017.

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

Restricted Cash

As of September 30, 2018, the Company’s “Restricted cash” primarily consisted of a $2.5 million of letter of credit relating to the lease of the Company’s new office building. As of September 30, 2018 and December 31, 2017, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restrict cash” related to compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2018, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at September 30, 2018 and December 31, 2017, respectively. These customers cumulatively represented approximately 61% and 53% of the Company’s outstanding trade receivables at September 30, 2018 and December 31, 2017, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2018 and December 31, 2017, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2018 and December 31, 2017, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At September 30, 2018 and December 31, 2017, the Company had $0.3 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. As of September 30, 2018 and December 31, 2017, the Company capitalized construction-in-progress costs included in Property and Equipment, net, on the Company’s consolidated balance sheets, of $1.5 million and zero, respectively, related to leasehold improvements, of which $0.8 million was unpaid as of September 30, 2018.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of September 30, 2018 and December 31, 2017, was $1.6 million and $1.5 million, respectively. The changes in intangible assets, net during the three and nine months ended September 30, 2018 and 2017, were results of amortization expense. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three and nine months ended September 30, 2018 and 2017, there were no impairment charges recognized related to the acquired intangible assets.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1998 through 2017 and California tax returns for years through 2017 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2018 and 2017, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2018 and 2017 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of anti-dilutive potential shares:
Stock options	17,882	17,629	18,137	17,424
Restricted stock units	1,989	1,313	1,865	1,211
Employee stock purchase plan rights	3	—	2	11
Total	19,874	18,942	20,004	18,646

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2018 and December 31, 2017.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. The Company early adopted this new accounting standard on July 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. Entities are required to adopt this ASU using a modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for certain practical expedient when implementing the new leases standard. Companies may apply the practical expedient either retrospectively or prospectively. The Company will adopt these ASUs on January 1, 2019, using the modified retrospective approach and will apply the practical expedient prospectively. The Company is currently assessing the future impact of these ASUs on its consolidated financial statements. To date the Company has completed a high level review of its lease model, determined the scope of work, and is in the process of performing an analysis of lease contracts. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard. The Company will recognize right-of-use assets and lease liabilities on the Company’s consolidated balance sheets upon the adoption of these ASUs, which will increase the Company’s total assets and total liabilities. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2018 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,591	$—	$—	$6,591
United States government agency securities	20,944	—	(41)	20,903
Corporate debt securities	76,051	—	(285)	75,766
Total available-for-sale securities	$103,586	$—	$(326)	$103,260

The following is a summary of available-for-sale securities at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$3,758	$—	$—	$3,758
United States government agency securities	11,252	—	(24)	11,228
Corporate debt securities	35,858	—	(73)	35,785
Total available-for-sale securities	$50,868	$—	$(97)	$50,771

Available-for-sale securities at September 30, 2018 and December 31, 2017, consisted of the following by contractual maturity (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$75,555	$75,361	$38,836	$38,781
Greater than one year and less than five years	28,031	27,899	12,032	11,990
Total available-for-sale securities	$103,586	$103,260	$50,868	$50,771

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$17,908	$(35)	$2,994	$(6)	$20,902	$(41)
Corporate debt securities	72,740	(279)	1,996	(6)	74,736	(285)
Total available-for-sale securities	$90,648	$(314)	$4,990	$(12)	$95,638	$(326)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$8,729	$(24)	$—	$—	$8,729	$(24)
Corporate debt securities	35,785	(73)	—	—	35,785	(73)
Total available-for-sale securities	$44,514	$(97)	$—	$—	$44,514	$(97)

As of September 30, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recognized zero gross realized gains and less than five thousand dollars of gross realized losses from the sale of available-for-sale investments during the three and nine months ended September 30, 2018. The Company recognized zero and $3.5 million of gross realized gains from the sale of available-for-sale investments during the three and nine months ended September 30, 2017, respectively, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2017.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2018, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,591	$6,591	$—	$—
United States government agency securities	Short-term investments	20,903	—	20,903	—
Corporate debt securities	Short-term investments	75,766	—	75,766	—
Total financial assets		$103,260	$6,591	$96,669	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$3,758	$3,758	$—	$—
United States government agency securities	Short-term investments	11,228	—	11,228	—
Corporate debt securities	Short-term investments	35,785	—	35,785	—
Total financial assets		$50,771	$3,758	$47,013	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2018.

Note 3. Inventories

Inventories at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Work-in-process	$3,685	$4,299
Finished goods	9,637	10,158
Total inventories	$13,322	$14,457

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and related costs	$8,509	$7,372
Accrued professional services	3,806	1,811
Accrued development costs	1,293	794
Other accrued expenses	3,156	1,735
Total accrued liabilities	$16,764	$11,712

Note 5. Debt

Debt at September 30, 2018, consisted of the following (in thousands):

	September 30, 2018
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$30,000	$(148)	$29,852
Less: debt – current	(5,714)	—	(5,714)
Debt – non-current	$24,286	$(148)	$24,138

Debt at December 31, 2017, consisted of the following (in thousands):

	December 31, 2017
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$30,000	$(202)	$29,798
Less: debt – current	—	—	—
Debt – non-current	$30,000	$(202)	$29,798

Principal and interest payments on debt at September 30, 2018, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest	Total
2018	$—	$689	$689
2019	7,857	2,470	10,327
2020	8,571	1,689	10,260
2021	8,572	891	9,463
2022	5,000	2,554	7,554
Total	$30,000	$8,293	$38,293

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

On July 31, 2017 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “Amended Credit Agreement”) with Oxford, which amends and restates the Term Loan Agreement in its entirety. The Amended Credit Agreement provided for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Amended Credit Agreement. The 2017 Term Loans were available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million (“2017 Term Loan B”) expired on May 14, 2018, and the Company did not elect to draw the 2017 Term Loan B. The 2017 Term Loan A requires interest-only payments through February 1, 2019, followed by 42 monthly payments of equal principal plus declining interest payments. The 2017 Term Loan A bears interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at September 30, 2018, was approximately 9.12%. The Company will also be required to make a final payment fee of 8.00% of the principal amount of the 2017 Term Loan A. The Amended Credit Agreement contains certain nonfinancial covenants, with which the Company was in compliance at September 30, 2018.

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

Future minimum non-cancelable payments under leases as of September 30, 2018, are as follows (in thousands):

Year ended December 31,	Lease Payments
2018	$545
2019	3,306
2020	2,362
2021	2,209
2022	2,234
Thereafter	16,860
Total	$27,516

Financed Leasehold Improvements

In 2010, the Company financed $1.1 million of leasehold improvements. The Company pays for the financed leasehold improvements as a component of rent and is required to reimburse its landlord over the remaining life of the respective leases. At September 30, 2018, the Company had an outstanding liability of $0.2 million related to these leasehold improvements, of which $0.1 million was reflected in “Accrued liabilities” and $0.1 million was reflected in “Other non-current liabilities” on the Company’s consolidated balance sheets.

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

On August 4, 2017, the Company entered into Amendment No. 3 to the Cantor Agreement (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount included the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2018, 3.2 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $22.3 million. At September 30, 2018, the Company had approximately $47.3 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At September 30, 2018, the Company had 0.8 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 6, 2012 and June 12, 2013, the stockholders approved amendments to the 2008 Plan (collectively the “Amended 2008 Plan”) such that the Amended 2008 Plan had reserved for issuance an amount not to exceed 19.5 million shares. On June 10, 2015, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 5,000,000 shares. On June 7, 2017, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 6,000,000 shares. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. The attainment of any performance-based awards granted shall be conclusively determined by a committee designated by the Company’s Board of Directors. At September 30, 2018, 25,000 performance-based stock awards were outstanding. On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan. Effective June 7, 2017, the Company no longer issues shares from the Inducement Plan.

At September 30, 2018, the Company had an aggregate of approximately 23.2 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan and the Inducement Plan, of which approximately 17.6 million shares and 2.0 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 3.6 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2017	17,138	$4.27
Granted	3,145	4.61
Exercised	(1,906)	3.43
Forfeited	(604)	4.66
Expired	(151)	5.93
Balances at September 30, 2018	17,622	4.39

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2017	1,256	$4.53
Granted (1)	1,382	4.45
Vested	(521)	4.45
Forfeited	(139)	4.20
Balances at September 30, 2018	1,978	4.52
(1)	Includes the number of shares issuable under the performance-based restricted stock unit awards granted during the nine months ended September 30, 2018.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, primarily related to the operating income of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2017, primarily for the earnings of its European subsidiary. The Company recorded income tax expense of $4.0 million for the nine months ended September 30, 2017, primarily due to the sale of the Company’s shares of the common stock of Aduro Biotech, Inc.

During the three months ended September 30, 2018, the Company completed its review of the amounts provisionally recorded as of December 31, 2017 related to the Tax Cuts and Jobs Act (the “Tax Act”). As a result of this review, there were no adjustments to the provisionally recorded amounts.

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

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius. In 2016, we paid €3.1 million to Fresenius. In August 2018, we entered an amendment to the Supply Agreement modifying the remaining €5.5 million to be paid in August 2019. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of September 30, 2018, the Company accrued $5.9 million (€5.0 million) related to the Manufacturing and Development Payments. As of December 31, 2017, the Company accrued $5.8 million (€4.8 million) related to the Manufacturing and Development Payments.

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018	December 31, 2017
Prepaid R&D asset – current (1)	$33	$114
Prepaid R&D asset – non-current (2)	2,176	2,162
Manufacturing efficiency asset (2)	1,656	1,839

(1)	Included in “Other current assets” in the Company's consolidated balance sheets.
(2)	Included in “Other assets” in the Company's consolidated balance sheets.

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

The Company made payments to Fresenius of $5.6 million and $3.0 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2018 and 2017, respectively, and $15.7 million and $9.4 million during the nine months ended September 30, 2018 and 2017, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018	December 31, 2017
Payables to Fresenius (1)	$6,198	$4,687
Receivables from Fresenius (2)	1,714	231
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's consolidated balance sheets.

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

As of September 30, 2018 and December 31, 2017, $4.0 million and $1.4 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Établissement Français du Sang	41%	25%	40%	15%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we plan to submit for CE Mark approval in the European Union in the fourth quarter of 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we plan to complete additional development activities to support an anticipated CE Mark submission for the red blood cell system, such activities could prolong the development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system prior to 2020, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, manufactured compounds used to prepare INTERCEPT treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to develop sufficient quantities of the active compounds for our products meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts for the remainder of 2018 and into 2019 will continue to be largely focused on implementing INTERCEPT at customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. We also plan to perform in vitro studies and seek a premarket approval, or PMA, supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. We currently have agreements with two blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into new agreements with Établissement Français du Sang, or EFS to supply illuminators and platelet and plasma disposable kits. We understand that the EFS has adopted the platelet system across France, but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS, in our current contract or otherwise. In addition, significant product revenue from the French market may not occur or may not consistently occur quarter-over-quarter. We cannot assure that the EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius. In 2016, we paid €3.1 million to Fresenius. In August 2018, we entered an amendment to the Supply Agreement modifying the remaining €5.5 million to be paid in August 2019. Because these payments represent unconditional payment obligations, we recognized our liability for these payments at their net present value using a discount rate of 9.72% based on our effective borrowing rate at that time.

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

On August 4, 2017, we entered into Amendment No. 3 to the Cantor Agreement, or the Amended Cantor Agreement. The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. During the nine months ended September 30, 2018, 3.2 million shares of our common stock were sold under the Amended Cantor Agreement for net proceeds of $22.3 million. At September 30, 2018, we had approximately $47.3 million of common stock available to be sold under the Amended Cantor Agreement. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are registered under the Securities Act of 1933, as amended.

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

On July 31, 2017, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provided for secured growth capital term loans, or 2017 Term Loans, of up to $40.0 million. All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans were available in two tranches. The first tranche of $30.0 million, or 2017 Term Loan A, was drawn by us on July 31, 2017, with the proceeds in part to repay in full all of the outstanding the Term Loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million, or 2017 Term Loan B, expired on May 14, 2018, and we did not elect to draw the 2017 Term Loan B. The 2017 Term Loan A bears interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at September 30, 2018, was approximately 9.12%. We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loan A. As of September 30, 2018, our indebtedness under the 2017 Term Loan A was approximately $29.9 million. The Amended Credit Agreement contains certain nonfinancial covenants, with which we were in compliance at September 30, 2018.

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

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Product revenue	$15,399	$10,797	$4,602	43%	$44,383	$27,328	$17,055	62%
Government contract revenue	3,928	2,285	1,643	72%	11,430	5,380	6,050	112%
Total revenue	$19,327	$13,082	$6,245	48%	$55,813	$32,708	$23,105	71%

Product revenue increased during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to year-over-year sales volume growth in disposable kit sales in Europe, the majority of which resulted from the nationwide adoption of the platelet system in France, and increased disposable kit sales for the platelet system in the U.S. and, to a lesser extent, improved foreign exchange rates for the Euro during the current nine months ended September 30, 2018. These increases were partially offset by decreased average selling prices to our largest customers for both periods. The increase in the three months ended September 30, 2018, was also partially offset by a decline in illuminator sales when compared to the three months ended September 30, 2017, driven primarily as a result of the initial shipments to support the nationwide adoption of the platelet system in France in the prior year period.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as the INTERCEPT Blood System gains market acceptance in geographies where commercialization efforts are underway, as well as from the expected expansion of U.S. sales and newly accessible geographies. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $3.9 million and $11.4 million of revenue from our BARDA agreement during the three and nine months ended September 30, 2018, respectively, and recognized $2.3 million and $5.4 million of revenue during the three and nine months ended September 30, 2017, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS study continues to enroll patients, as we anticipate enrolling patients in our ReCePI study and as we plan for a potential additional Phase 3 study for chronic anemia, and as the other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Cost of product revenue	$8,142	$5,348	$2,794	52%	$23,192	$13,402	$9,790	73%

Cost of product revenue increased during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017. The increases in both periods were primarily due to the increase in the volume of INTERCEPT platelet kits sold in the current period compared to the same period of the prior year. Cost of product revenue was also impacted by less favorable foreign currency exchange rates related to inventory production compared to the same period of the prior year.

Our gross margin on product sales was 47% during the three months ended September 30, 2018, compared to 50% during the three months ended September 30, 2017. Our gross margin on product sales was 48% during the nine months ended September 30, 2018, compared to 51% during the nine months ended September 30, 2017. The decreases in gross margins on product sales in both periods were primarily due to decreased average selling prices of INTERCEPT disposable kits to our largest customers. The decreases in gross margins during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was also, to a lesser extent, impacted by unfavorable foreign exchange rates.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Research and development	$10,825	$7,886	$2,939	37%	$30,143	$25,927	$4,216	16%

Research and development expenses increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to the increased headcount costs and costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Selling, general and administrative	$13,964	$12,230	$1,734	14%	$42,008	$40,058	$1,950	5%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to increased commercial activity in the U.S. We anticipate our selling, general, and administrative expenses to remain relatively consistent over the remainder of 2018.

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Change		2018	2017	Change
Foreign exchange gain (loss)	$8	$—	$8	N/A	$(22)	$(59)	$37	(63%)
Interest expense	(1,053)	(1,090)	37	(3%)	(2,926)	(2,122)	(804)	38%
Other income, net	513	104	409	393%	1,288	3,722	(2,434)	(65%)
Total non-operating (expense) income, net	$(532)	$(986)	$454	(46%)	$(1,660)	$1,541	$(3,201)	(208%)

Foreign Exchange Loss

Foreign exchange gain (loss) remained relatively flat during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to stabilized foreign exchange rates for the Euro.

Interest Expense

Interest expense remained relatively flat during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Interest expense increased during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to increased average outstanding debt balance under our Amended Credit Agreement with Oxford. See discussion under “Equity and Debt Agreements—Debt Agreement” above for more information.

Other Income, Net

Other income, net increased during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the increase of interest income from our investments in marketable securities. Other income, net decreased during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the realized gain from the sale of our common stock of Aduro Biotech, Inc., or Aduro, of approximately $3.5 million during the nine months ended September 30, 2017, partially offset by the increase of interest income from our investments in marketable securities during the nine months ended September 30, 2018.

Provision for Income Taxes

For the three and nine months ended September 30, 2018, we recorded tax expense of $0.1 million and $0.2 million, respectively, which were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit. For the three months ended September 30, 2017, we recorded a tax expense of $0.1 million which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit. For the nine months ended September 30, 2017, we recorded a tax expense of $4.0 million, which was primarily due to the sale of our Aduro common stock.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2018.

As of September 30, 2018, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuances of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At September 30, 2018, we had cash, cash equivalents, and restricted cash of $25.0 million, of which $22.3 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. At December 31, 2017, we had cash, cash equivalents, and restricted cash of $13.9 million, of which $13.7 million was included in cash and cash equivalents, and $0.2 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $96.7 million of short-term investments at September 30, 2018, and $47.0 million at December 31, 2017. We also had total indebtedness of approximately $29.9 million and $29.8 million under our Amended Credit Agreement at September 30, 2018 and December 31, 2017, respectively. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $24.2 million for the nine months ended September 30, 2018, compared to $42.2 million net cash used during the nine months ended September 30, 2017. The decrease in net cash used in operating activities was primarily related to the increased product sales and reimbursements from the BARDA agreement, the timing of accounts receivable collections, and the timing of payments and purchases related to inventories during the nine months ended September 30, 2018, as compared to the same period in 2017.

Investing Activities

Net cash used by investing activities was $51.1 million for the nine months ended September 30, 2018, compared to $5.0 million net cash provided by investing activities during the nine months ended September 30, 2017. The change period over period was primarily the result of higher purchases of investments due to the proceeds from our January 2018 public offering of common stock, and lower proceeds from the sale of our marketable securities, during the nine months ended September 30, 2018, as compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities was $86.4 million during the nine months ended September 30, 2018, compared to $31.7 million net cash provided during the nine months ended September 30, 2017. The increase in net cash provided by financing activities was primarily due to the proceeds of approximately $57.2 million, net of the underwriting discounts and other issuance costs, received from our January 2018 public offering of common stock, partially offset by the proceeds received from the 2017 Term Loans described in more detail above during the nine months ended September 30, 2017.

Working Capital

Working capital increased to $107.0 million at September 30, 2018, from $66.8 million at December 31, 2017, primarily due to the cash received from the public offering of our common stock in January 2018.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Commitments

The following summarizes our contractual commitments at September 30, 2018:

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$38,293	$8,331	$20,118	$9,844	$—
Minimum purchase requirements	13,545	5,524	4,722	3,299	—
Manufacturing and development obligations	6,381	6,381	—	—	—
Operating leases	27,516	3,099	4,906	4,401	15,110
Other commitments	1,125	1,046	79	—	—
Total contractual obligations	$86,860	$24,381	$29,825	$17,544	$15,110

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

Manufacturing and Development Obligations

In August 2018, we entered into an amendment to the Supply Agreement with Fresenius, which calls for a payment of €5.5 million which we are obligated to pay in August 2019.

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

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the nine months ended September 30, 2018, or for the year ended December 31, 2017. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts for the remainder of 2018 and into 2019 will continue to be largely focused on implementing INTERCEPT at customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System, which could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. In addition, significant changes to our product or the way in which our product is used may require that those customers file supplements or amendments to their site-specific licenses from CBER to continue to sell blood components processed using the INTERCEPT Blood System. Until those licenses and any required supplements are obtained, U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT treated platelets or plasma are processed. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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
•

the amount available for reimbursement pursuant to codes we have obtained under the Healthcare Common Procedure Coding System, or HCPCS, and pricing for outpatient use of INTERCEPT treated blood components;

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs for our customers, or our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusable unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Additionally existing customers may not believe they can justify any perceived operational change or inefficiency by itself or in conjunction with a blood component availability shortage. Certain customers that attempt to optimize collection practices from individual donors in order to increase the volume of transfusable units that can be treated with INTERCEPT from those collections may experience a less optimized yield as a result of adopting INTERCEPT as compared to collecting conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT treated platelets. Although certain other studies demonstrate that INTERCEPT treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. For example, in connection with the nation-wide deployment of INTERCEPT platelets in France, our customer, Établissement Français du Sang, or EFS, has encountered instances of leakage in the disposable kits. Although the relative number of reports is not disproportionate to the number we have seen in other markets, because of the high number of new sites, and the high utilization rates throughout France, the absolute number of incidents has triggered a report to the French National Agency for Medicines and Health Products Safety, or ANSM. We are working with EFS to investigate and determine root cause and imputability in an effort to resolve the issue and if we are unable to successfully resolve the issue, then we may be required to recall our products, either voluntarily or at the direction of ANSM. In addition, the United States is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third party payors for health care services and may never be covered. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethical committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability or terrorist activity or concerns over employee safety. We have in the past restricted and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. For example, enrollment and progress of the RedeS study has been delayed in Puerto Rico as a result of the hurricanes in 2017 and may also be delayed in Florida as a result of recent hurricane and storm damage to areas where blood centers and hospitals are located. We cannot be certain that further delays in the RedeS study will not occur. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria have impacted the speed with which we were able to enroll patients in our European Phase 3 red blood cell system trial in chronic anemia patients and may impact other studies. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

Red Blood Cell System

Our red blood cell system is currently in development and has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must complete other prerequisites, including demonstration that our revised analytical method to test GMP manufactured compounds used in the red blood cell system show that they consistently meet specifications and additional CMC activities in order to proceed with our planned CE Mark submission. In addition, existing lots of these red blood cell compounds manufactured under GMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. We understand that one of our component suppliers for our red blood cell system is experiencing significant financial difficulties which may impact their ability to maintain standards suitable for GMP regulations or ability to exist as a going concern. While we are in the process of identifying alternate manufactures of the component, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval and will cause us to incur additional cost and potentially, delays in completing our clinical trials and delays in having sufficient product available for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

In 2003, we terminated Phase 3 clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase 1 clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase 3 clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the European Phase 3 acute anemia clinical trial and the European Phase 3 chronic anemia clinical trial, with the INTERCEPT Blood System for red blood cells meeting its primary efficacy and safety endpoints in both trials. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase 3 clinical trials of our earlier red blood cell system will not be observed in the future. In addition, although our completed European Phase 3 clinical trials in acute anemia patients and chronic anemia patients using our modified process met their primary endpoints, we cannot assure you that the same or similar results will be observed in current and potential future clinical trials using our modified process. We cannot assure that patients receiving INTERCEPT treated red blood cells will not develop allergic reactions to the transfusion.

We will need to successfully conduct and complete each of the RedeS and ReCePI studies as well as an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Moreover, we do not currently have an approved protocol to investigate any antibody formation from S-303-treated red blood cells, should one occur. Our ability to successfully investigate the underlying cause of any detected anti-body, assess clinical significance and imputability will depend on having such a protocol in place prior to occurrence of such an event. Our clinical trials, RedeS and ReCePI, each allow for events where antibodies to amustaline (S-303) are detected in the absence of clinical hemolysis. Should we see three or more events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, or a single event with clinical hemolysis, then completion of the study will be delayed or permanently halted until we can demonstrate that the antibodies were not clinically significant and the FDA and DSMB agree to continue the study. To date, a single S-303 antibody event without evidence of hemolysis has been detected in the RedeS study. We do not yet know if the single S-303 antibody event was in the control or test arm, however the event is not clinically significant. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. Although we plan to complete additional development activities to support an anticipated CE Mark submission for the red blood cell system, such activities could prolong the development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system prior to 2020, if ever. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

Platelet and Plasma Systems

In 2007, we obtained a CE Mark approval from E.U. regulators for our platelet system, and have subsequently received a renewal in 2012 and again in 2017, in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use of INTERCEPT treated platelets within the Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE Mark approval from E.U. regulators for our plasma system, and have subsequently received a renewal in 2011 and again in 2016, in accordance with the five year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT treated plasma within Europe in France, Switzerland, Austria and Germany. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in InterSol and 100% plasma in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease, or TA-GVHD. Additionally, the FDA approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in delivering INTERCEPT systems to blood centers that can supply INTERCEPT treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

The execution and completion of the RedeS and ReCePI studies and planned or required clinical trials or studies will continue to result in additional costs, and will continue to require attention and resources from our clinical, regulatory and management teams, which may adversely affect our commercialization efforts and other regulatory and clinical programs.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allocations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products. For instance, we understand that the Dutch Competent Health Authority has questioned whether or not our products should be regulated as a drug instead of a medical device. While we and our notified body are confident in the current classification, we cannot assure you that regulators will conclude that our products should continue to be regulated as a medical device. Should we have to comply with drug regulations, we will incur additional costs, may need to generate additional data from studies to maintain approval and may be unable to comply timely, if ever.

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

Should we obtain approval of our red blood cell system, we will likely be required by regulators to collect additional data in patients receiving INTERCEPT treated red blood cells. In addition, we may be required to develop a registry of patients receiving INTERCEPT treated red blood cells for future data collection and evaluation. Should we become subject to such a requirement post-approval, we may incur significant costs to develop, create and implement such a registry. Further, introducing and implementing use of such a registry may face data collection challenges or resistance from transfusing physicians, hospitals or patients. We cannot ensure that the data collected in such a registry would support continued use of INTERCEPT treated red blood cells.

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For instance we understand that we will have to re-register our CE Marked products under the new Medical Device Regulations, or MDR, (as required by all manufacturers who sell in Europe under a CE Mark), while we anticipate this will be a formality, there is always a possibility of new requirements.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. In this regard, in June 2016, we entered into an agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $201.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $103.2 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in Puerto Rico and Florida. Given the hurricanes and destruction to both Puerto Rico and Florida in recent years, our ability to enroll patients and make meaningful progress with the RedeS study has been and may continue to be negatively impacted and the successful completion of the RedeS study will likely depend on increasing enrollment through sites outside of Puerto Rico, Florida and Texas. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the contract, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned or will have to redesign the illuminators used in the platelet and plasma systems and we will need to receive approval of both of these changes from the FDA. Further, certain plastics used to make INTERCEPT disposable kits are no longer available. We have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify, validate and obtain approval for those plastics for our plasma product in any other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance, we plan to perform in vitro studies and seek PMA supplements to use our plasma system to produce extended storage cryoprecipitate and possibly for other plasma-derived biological plasma products. Such products may require or we may choose to pursue a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build relationships, additional routine-use data and trust from the industry. As a company, we have no prior experience in commercializing any products in the U.S., and we still need to attract, retain, train and support sales, marketing and scientific affairs personnel and other commercial talent. For example, we need to attract and retain medical science liaisons, or MSLs, to help educate hospitals and physicians on our products, clinical trial history and publications. MSLs are highly educated and trained professionals and the hiring and employment market for MSLs is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and expand our MSL team and sales and marketing functions. We may be unable to develop and maintain adequate MSL, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the MSL, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT blood system, including extended storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers.

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

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. If not sooner terminated, the amended and restated Porex agreement expires on December 31, 2019. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufacturers our illuminators, currently extends through September 2019 and is automatically renewable for one year terms, but may be terminated by Nova on at least twelve months’ prior written notice. We have not been notified by Nova of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third party manufacturer, as a result we may allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify, validate and obtain approval for those plastics for our plasma product in any other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently Nova is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems, and we will need to receive approval of this redesign from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could constrain our ability to penetrate the U.S. market and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the redesigned illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As with our disposable sets, if we conclude that supply of components or spare parts for the Illuminators is uncertain, we may choose to purchase and maintain inventories of such components or spare parts, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. We will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions. Should non-conformities occur in the future, we may be unable to manufacture products to meet customer demand, which would result in lost sales and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses. For example, in April 2018, we instituted a voluntary recall of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. We may voluntarily recall additional lots of disposable kits if this incomplete seal is identified in other lots. This voluntary recall may have a material adverse effect on the customers impacted and potentially impacted by the recall, as well as our relationship with such customers. In addition, in September 2018, we instituted a voluntary recall of a specified lot after we identified the possibility that an incorrect sized bag may have been used in the manufacture of INTERCEPT platelet kits. While we do not believe this recall effected patient safety in any way, our reputation with customers may be negatively impacted and regulators may require additional measures to ensure quality controls are adequate.

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

With respect to the manufacture of our products, our third party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device is no longer available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent as a last time purchase. However, the amount of material is finite and we and our contract manufacturer will need to qualify an alternate solvent used in the manufacture of the raw material. Should the material that we have available be defective or be otherwise unusable in any way, we and our contract manufacturer may have insufficient time to qualify an alternate solvent before running out of existing material. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the E.U. is governed by the provisions of the E.U. General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U., provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiary, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior E.U. law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various E.U. member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the United States, the E.U. and other jurisdictions, such as the California Consumer Privacy Act of 2018 that will go into effect beginning January 1, 2020, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because it mirrors a number of the key provisions in the GDPR, and we cannot determine the impact such new laws, regulations and standards may have on our business.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in April 2018, we instituted a voluntary recall of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. In addition, in September 2018, we instituted a voluntary recall of a specified lot after we identified the possibility that an incorrect sized bag may have been used in the manufacture of INTERCEPT platelet kits. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. Such events could impair our ability to supply our products in a cost-effective and timely manner in order to meet our customers’ demands. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

As of September 30, 2018, our total indebtedness under our Amended Credit Agreement was approximately $29.9 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Amended Credit Agreement. The Amended Credit Agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Amended Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Amended Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Amended Credit Agreement. If we are unable to repay those amounts, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.3 (6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.
3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.
3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.
4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).
4.2 (4)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).
4.3 (5)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).
10.1†	Amendment to Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH, effective as of August 10, 2018.
10.2†	First Amendment to Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 22, 2018.
10.3	Second Amendment to Lease, by and between Cerus Corporation and 1200 CONCORD, LLC, dated August 10, 2018.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2009.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on October 30, 2009.
(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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

†	Registrant has requested confidential treatment for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: November 1, 2018	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)