Form 10-K
period 2018-12-31
CERUS CORP
filed 2019-02-27
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $873 million. (1)

As of February 15, 2019, there were 136,953,123 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $6.67 per share on June 30, 2018. Excludes 2.6 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2018.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

•	the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including timing of CE Mark approval for the red blood cell system;
•	our ability to obtain and maintain regulatory approvals of the INTERCEPT Blood System;
•	our ability to obtain adequate clinical and commercial supplies of the INTERCEPT Blood System from our sole source suppliers for a particular product or component they manufacture;
•	the initiation, scope, rate of progress, results and timing of our ongoing and proposed preclinical and clinical trials of the INTERCEPT Blood System;
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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. We successfully completed our European Phase 3 clinical trial of our red blood cell system for acute anemia patients, and in January 2018, we reported that the primary efficacy and safety endpoints were met in our European Phase 3 clinical trial for chronic anemia patients. We filed for CE Mark approval of the red blood cell system in December 2018.

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

•Extended storage cryoprecipitate supplement under existing FDA approval planned for 2019

INTERCEPT Blood System—Red Blood Cells

•Phase 1 clinical trial completed in 2010

•U.S. Phase 2 recovery and lifespan study completed in 2014

•U.S. Phase 3 clinical trial, known as the RedeS study, enrolling patients

•U.S. Phase 3 acute anemia clinical trial, known as the ReCePI study, enrolling patients

•Additional U.S. studies also planned

•European Phase 3 acute anemia clinical trial completed in 2014; European Phase 3 chronic anemia clinical trial completed in 2017

•European CE Mark submitted in December 2018

INTERCEPT Blood System for Platelets and Plasma

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received CE Mark approval in Europe and FDA approval in the U.S., and are currently marketed and sold in a number of countries around the world including the U.S., Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and one center has obtained such approval for use of INTERCEPT-treated plasma. Many countries outside of Europe accept the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system.

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. The first patient enrolled in the haemovigilance study in December 2015. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. In 2018, the FDA granted Breakthrough Device Designation to our proposed extended storage cryoprecipitate after treatment with INTERCEPT. We plan to submit a supplement to our existing INTERCEPT plasma PMA license for such a product.

Our commercial efforts in 2019 will largely be focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients. In addition, we will continue to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. To enable broader patient access to INTERCEPT-treated products in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before making INTERCEPT-treated blood products available to their interstate hospital customers. Several blood centers have submitted and received their interstate licenses, or BLAs. Until BLAs are obtained, U.S. blood centers will be limited to sell the applicable INTERCEPT-treated blood components to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of these blood centers may need complete changes to their administrative processes of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories prior to receiving

INTERCEPT-treated components. In addition, in order to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, or triple doses. Although available in Europe, we will need to provide additional data to the FDA for a triple dose configuration of the platelet system to treat platelet donations with such processing parameters. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a premarket application, or PMA, supplement. In addition, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. These development activities will be costly and may not be successful. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the patients had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. Accordingly, we received authorization from European regulators to proceed with Phase 3 clinical trials for acute anemia and, separately, chronic anemia. We announced the successful completion of our Phase 3 clinical trial of the red blood cell system for acute anemia patients in January 2015 and for chronic anemia patients in January 2018. We submitted our application for CE Mark approval in December 2018. We do not expect to receive any regulatory approvals of our red blood cell system in the next 15 months, if ever.

In January 2015, we announced that the completed European Phase 3 clinical trial of RBCs treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery patients met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase 3 clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery patients at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for patients of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No patients exhibited an immune response to INTERCEPT-treated RBCs. Additionally, in January 2018, we announced that the European Phase 3 clinical trial of chronic anemia evaluating INTERCEPT-treated RBCs in thalassemia patients met its primary efficacy and safety endpoints. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. As part of our development and chemistry, manufacturing and control, or CMC, activities, we will need to successfully complete validation studies on sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe.

In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a double-blind Phase 3 clinical study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The RedeS study has been expanded to other areas at risk for transfusion-transmitted infections due to the Zika virus, and may include such areas as Texas and Florida. The first stage of the trial is a double-blind, controlled, parallel group trial where 600 adult patients will be randomized to receive up to 28 days of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. In a second optional stage, up to 20,000 patients would receive RBC transfusion support with up to 50,000 RBC units in an open-label, single-arm treatment use study. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated RBCs in patients requiring transfusion for acute blood loss during surgery. A total of 600 patients are expected to be enrolled in the ReCePI study in up to 20 participating sites in the U.S. Patients will be randomized on a 1:1 basis with patients in the treatment arm transfused with RBCs treated with INTERCEPT and patients in the control arm transfused with conventional RBCs. The primary efficacy endpoint is the proportion of patients experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. Enrollment in the ReCePI study recently began. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of an additional Phase 3 clinical trial for chronic anemia. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial for chronic anemia. We also understand that the FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment with emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated RBCs in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects.

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

Information regarding our revenues for the years ended December 31, 2018, 2017 and 2016 can be found in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

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

 Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of disposable kits for the platelet and plasma systems and rely on other contract manufacturers for the production of our inactivation compounds, compound adsorption components of the disposable kits and illuminators used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products or product candidates beyond those that we currently rely on, but we are currently in the process of identifying potential alternate manufacturers. Under our amended and restated manufacturing and supply agreement we entered into with Fresenius in October 2015, Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels. The agreement also contemplates that we and Fresenius will jointly fund and collaborate on certain specified initiatives focused on new product development or enhancements, potential implementation of automation, installation of new equipment, capacity expansion and cost reduction. We are required to make contributions toward those joint collaboration projects in certain specified installment amounts. In addition, we will make a one-time, lump sum payment of €5.5 million in 2019. The term of the agreement with Fresenius extends through July 1, 2025, and will automatically renew for successive additional two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach.

Components of the compound adsorption devices used in our platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. If not sooner terminated, the amended and restated Porex agreement expires on December 31, 2019, but could renew for an additional two years. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely several years away.

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

Pursuant to a contract that we and Nova Biomedical Corporation, or Nova, entered into in September 2008, Nova is manufacturing illuminators for us. The term of our agreement with Nova automatically renews for successive one-year terms each September in the event neither party delivers written notice of its intent to terminate twelve months prior to each September renewal date. We are currently negotiating an amendment with Nova for the purchase of components that may become obsolete and for other components to build illuminators. Nova will likely require us to prepay for these components before they are converted into finished illuminators over a protracted period. We do not currently have plans to terminate our agreement with Nova and believe that Nova currently plans to continue operating under the agreement for the foreseeable future.

We operate with an amended manufacturing and supply agreement with Ash Stevens, Inc., or Ash Stevens, for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are subject to minimum annual purchase requirements. We have incurred these maintenance fees in the past. The term of the amended manufacturing and supply agreement with Ash Stevens automatically extended at the end of 2017 and now continues until December 31, 2019, and will continue to automatically renew for successive two-year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Ash Stevens. Neither party has delivered notice of its intent to terminate the agreement.

We and our contract manufacturers, including Fresenius and Nova, purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices and UVA illuminators from a limited number of suppliers. Some of those raw material suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews. For example, due to obsolescence, certain plastics used to make our INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers were required to identify alternate plastics for the manufacture of our disposable kits, and while we have received both CE Mark and FDA approval of the alternate plastics used in the platelet system, we will need to obtain approval for the plasma product before we can utilize them in commercial manufacturing. Any acceleration of demand for our plasma products prior to receiving approval may result in a run-out of the obsolete plastic and in-turn, an inability for us to meet that potential increased demand.

Certain regions that we sell into or may sell into in the future may give priority to those products that are manufactured locally in their jurisdiction. Our failure to meet these local manufacturing conditions may prevent us from successfully commercializing our product in those geographies. In addition, should we choose to manufacture locally in those jurisdictions, we would likely incur additional costs, may be unable to meet our quality system requirements or successfully manufacture products, and such activities will be a distraction from our current focus and operations. We have no experience manufacturing or working with manufacturers outside of our current manufacturing footprint.

Marketing, Sales and Distribution

The market for the INTERCEPT Blood System, including the U.S. market, is dominated by a relatively small number of blood collection organizations. Accordingly, there may be an extended period during which some potential U.S.-based customers may first choose to validate our technology or run experience studies themselves before deciding to adopt the system for commercial use, which may never occur. The American Red Cross represents the largest single portion of the blood collection market in the U.S. While we believe adoption of the INTERCEPT Blood System will afford the American Red Cross with many benefits, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make, if any, under our multi-year commercial agreement with the American Red Cross. Furthermore, the U.S. blood banking market is undergoing consolidation which may continue and further concentrate the potential customer base. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. The largest European markets for our products are in Germany, France, and England.

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While our obtaining CE Mark approval allows us to sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system and two blood centers have received such approval for the plasma system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. INTERCEPT-treated platelets received national reimbursement in Germany in 2018 at a premium to untreated platelets. While this dynamic has the potential to generate economic value for blood centers in Germany, we cannot ensure that blood centers will understand or act on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be up to twelve months following submission and we cannot predict which German customers or potential customers will obtain an MAA. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. In July 2017, we entered into new agreements with the EFS to supply illuminators, platelet and plasma disposable kits. While the EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT in France will be sustainable, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted.

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

In 2018, the FDA granted Breakthrough Device Designation to our proposed extended storage INTERCEPT-treated cryoprecipitate (“INTERCEPT cryo”) with. We do not know and cannot assure that such designation will expedite or ensure approval of such a product in the near term or ever. We have entered into manufacturing agreements with certain blood centers to produce INTERCEPT cryo for us. In order to successfully commercialize INTERCEPT cryo, we will need to influence the market and sell directly to hospital users of cryoprecipitate and may need to add resources to our existing commercial teams to commercialize INTERCEPT cryo. We do not know if INTERCEPT cryo will be perceived as economically attractive to hospital customers or at what price, if any, or if the investment needed to sell INTERCEPT cryo will be sustainable should we obtain approval of the PMA supplement for such a product.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third party payors. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third party payors for health care services and may never be covered. In the U.S., the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. The Centers for Medicare & Medicaid Services published a separate reimbursement code and premium pricing for pathogen-reduced platelet and plasma components under the Healthcare Common Procedure Coding System, or HCPCS. The reimbursement pricing for our products under HCPCS is driven by actual costs charged to hospitals for INTERCEPT-treated components. Even though blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System are not directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

We maintain a wholly-owned subsidiary, Cerus Europe B.V., headquartered in the Netherlands, which focuses its efforts on marketing and selling the INTERCEPT Blood System in a number of countries in Europe, the CIS, the Middle East and selected countries in other regions around the world. We have a small scientific affairs group in the U.S. and the Netherlands that supports our commercialization efforts as well as hospital affairs professionals, to help educate hospitals and physicians on our products, clinical trial history and publications. We have a small group of individuals which we may add to in the future to market and sell INTERCEPT cryo in the U.S. We have a small number of employees focused on servicing the markets in Asia-Pacific and Latin American regions and rely primarily on distributors to market and sell our products in those regions.

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

Government Contract

Revenue from the cost reimbursement provisions under our government contract varies by year. A portion of our government contract revenue is subject to renegotiation of reimbursement rates or termination of the contract at the election of the U.S. government. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreement with BARDA, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on our government contract revenue and other financial information for the years ended December 31, 2018, 2017 and 2016. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contract with BARDA, may harm our business, financial condition and operating results.”

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

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG, which is currently commercializing treated fresh frozen plasma for certain indications in the U.S., as well as from diagnostic and testing companies currently approved for the detection of pathogens in donated blood products, including bacterial and viral pathogens. Our platelet product faces competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved.

Terumo BCT’s platelet and plasma pathogen reduction product may be viewed as favorable by the Japanese Red Cross. Terumo Corporation is a large Japan-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely need to either establish operations in Japan or partner with a local Japanese company.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2018, we owned 5 issued or allowed U.S. patents and approximately 65 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2019 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2019 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval for shelf lives from 18 to 24 months. Illuminators and replacement parts do not have regulated expiration dates. We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished disposable kits. We maintain inventory based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be consumed for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year or conversely, may be insufficient to meet an increase in demand for our products. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

We sell the INTERCEPT Blood System directly to blood banks, hospitals, universities, and government agencies, as well as to distributors in certain regions. Generally, our contracts with our customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product.

 Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development efforts. As we look ahead, we anticipate that the regulatory submission processes related to planned PMA supplements for the platelet and plasma systems in the U.S. will require continued investment in research and development activities, as will our ongoing clinical, development and CMC work for our red blood cell system in Europe. We are pursuing a PMA supplement for INTERCEPT cryo which will require that we perform certain tests and in vitro studies which will add to our research and development costs. In the U.S., we expect to incur increasing research and development expenses associated with pursuing licensure of the red blood system including the RedeS study, the ReCePI study and an additional Phase 3 clinical trial for chronic anemia in the U.S., in vitro studies, and other activities to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. In addition, we plan to continue spending on new product development and enhancements to our illumination device which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual

Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2018, 2017 and 2016.

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

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease, or TA-GVHD. The FDA has also approved the plasma system for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion and as an alternative to gamma irradiation for prevention of TA-GVHD. We plan to conduct development activities, clinical studies and in vitro studies for our platelet system to expand our label claims to include, among others, storage of INTERCEPT-treated platelets for up to seven days rather than five days, random donor platelets and a new processing set for triple dose collections. In addition, we plan to perform in vitro studies and seek a PMA supplement to INTERCEPT cryo and possibility other plasma derived biological products.

As a condition to the FDA approval of the platelet system, we are required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. If we are unable to complete this study or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet and/or plasma systems. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we redesigned the illuminator used in the platelet and plasma systems. We understand that certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark and FDA approval for our platelet product using the alternate plastics but will need to qualify and validate those plastics for our plasma product before we can utilize them in commercial manufacturing. We will need to obtain FDA approval of the alternate plastics before kits manufactured with those alternate plastics can be commercially sold in the U.S. Should we be unable to obtain approval, our operations and financial results will be adversely affected. In addition, in order to address the entire market in the U.S., we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets triple dose collections and random donor platelets. Our failure to obtain FDA or foreign regulatory approvals of new platelet and plasma product configurations or the new plastics could significantly limit revenues from sales of the platelet and plasma systems.

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

U.S. Health Care Reimbursement and Reform

Our ability to commercialize our products successfully in the U.S. will depend in part on the extent to which coverage and appropriate reimbursement levels for the cost of the products and related treatment are obtained. The INTERCEPT Blood System is currently sold to U.S. based blood collection entities. Because our products are not directly reimbursable by governmental or commercial third party payors, adoption of the INTERCEPT Blood System will, in part, require coverage and adequate reimbursement to be provided for the procedures and treatments which utilize INTERCEPT-processed blood products. There is no uniform policy of coverage and reimbursement among third-party payors, as such, coverage and reimbursement can differ significantly from payor to payor. Even if favorable coverage and reimbursement status is attained for a particular procedure or treatment, less favorable coverage policies and reimbursement rates may be implemented in the future. If the costs to hospitals for INTERCEPT-processed blood products acquired from blood collection entities cannot be easily, readily, or fully incorporated into the hospital’s existing coverage and reimbursement structure, adoption of our products may be negatively affected.

In the U.S., there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and ongoing cost saving efforts may have an impact on our ability to profitably commercialize the INTERCEPT Blood System in the U.S. and elsewhere. The ACA and other health care reform in the U.S. include provisions that place downward pressure on the pricing of medical products and also introduce new taxation on medical devices (the effective date of which has been delayed), which could further impact our profit margins.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees, including the imposition of the medical device excise tax on non-exempt medical devices through December 31, 2019. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Employees

As of December 31, 2018, we had 240 employees, 92 of whom were engaged in research and development and 148 of whom were engaged in selling, general and administrative activities. Of the 148 employees engaged in selling, general, and administrative activities, 43 were employed by our European subsidiary, Cerus Europe B.V. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2019 will largely be focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. Delays in any customer obtaining their BLA approval could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. In addition, significant changes to our product or the way in which our product is used may require that those customers file supplements or amendments to their site-specific licenses from CBER to continue to sell blood components processed using the INTERCEPT Blood System. U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed until they obtain the BLA licenses under the manner in which they use our product. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT-treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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
•

dependency upon any third party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and platelet additive solution, or PAS;

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

In order to increase market adoption of the INTERCEPT Blood System and to increase market demand, we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and outweigh their risks.

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs for our customers, or if the use of our product in any way constrains the availability of blood due to platelet loss, or our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusable unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Additionally existing customers may not believe they can justify any perceived operational change or inefficiency by itself or in conjunction with a blood component availability shortage. Certain customers that attempt to optimize collection practices from individual donors in order to increase the volume of transfusable units that can be treated with INTERCEPT from those collections may experience a less optimized yield as a result of adopting INTERCEPT as compared to collecting conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. For example, in connection with the nation-wide deployment of INTERCEPT platelets in France, our customer, Établissement Français du Sang, or EFS, has encountered instances of leakage in the disposable kits. Although the relative number of reports is not disproportionate to the number we have seen in other markets, because of the high number of new sites, and the high utilization rates throughout France, the absolute number of incidents has triggered a report to the French National Agency for Medicines and Health Products Safety, or ANSM. We are working with EFS to investigate and determine root cause and imputability in an effort to resolve the issue, and if we are unable to successfully resolve the issue, EFS may stop using our products. In addition, the U.S. is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT-treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In July 2017, we entered into new agreements with the EFS to supply illuminators and platelet and plasma disposable kits. While the EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted. Our existing contract with the EFS does not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. We cannot assure that the EFS will use the INTERCEPT Blood System for plasma at historical levels or at all.

In addition, we understand that the EFS will want to inspect and test samples of each lot that they anticipate purchasing from us prior to accepting the products shipped to fulfill orders. We may have little insight into the time to test, testing methods, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to invest in research and development costs as we pursue a PMA supplement for INTERCEPT cryo and hire employees and possibly retain contract resources to build a specialized commercial effort to sell that product directly to hospitals. We expect to incur additional research and development costs associated with the development of different configurations of existing products including our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval of our recent submission for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

The sales of our products in Europe and CIS countries are denominated in Euros and other non-U.S. currencies. As a result, we are exposed to foreign exchange risk, and our results of operations have been and will continue to be impacted by fluctuations in the exchange rate between the U.S. dollar and other currencies, in particular the Euro. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, referendum in which voters approved an exit from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

In the past, a meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Weakness and/or instability in worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., have significantly devalued and may in the future significantly devalue the Russian Ruble and other CIS currencies and have had and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in 2017 and again in 2018, the Trump administration imposed sanctions against Russia, including sanctions targeting certain Russian individuals and entities. It is possible that Congress will consider or pass legislation imposing additional sanctions. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed in connection with Russia’s alleged interference in the U.S. election, its involvement in Syria or otherwise, if worldwide oil prices weaken and/or if measures taken by the Russian government to support the Ruble fail, the Russian economy and value of the Ruble or other CIS currencies may further weaken or remain weak, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels. Similarly, weak or unstable worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability, terrorist activity or concerns over employee safety. We have in the past restricted and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings and restrictions. Significant delays in clinical testing could also materially impact our clinical trials. For example, enrollment and progress of the RedeS study was impacted in Puerto Rico immediately following the hurricanes in 2017. We cannot be certain that further delays in the RedeS study will not occur. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. Furthermore, any guidance document or mandate that prescribes use of INTERCEPT may impose a compliance requirement on blood centers that operate and process blood components in a manner for which we do not yet have approved label claims. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims.

Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. For example, in the U.S., blood centers are required to obtain site-specific licenses from CBER prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

While we have recently submitted for CE Mark approval of our red blood cell system, it has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. If we were unable to collect data under each configuration or if we elect to pursue certain configurations over others for initial approval, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. We understand that one of our component suppliers for our red blood cell system is in receivership and its assets have been put up for sale by the court. We have no visibility and cannot control who the ultimate purchaser of the assets will be or whether such purchaser will be able to supply our component to us on reasonable terms or at all. While we are in the process of identifying alternate manufactures of our red blood cell compounds, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval or commercialization and will cause us to incur additional cost. In addition, our supplier in receivership was unable to maintain its production facility in accordance with cGMP requirements. As a result, unless we are able to obtain the release of previously manufactured components under the cGMP requirements, we may have delays in completing our clinical trials or delays in supplying product for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

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

We will need to successfully conduct and complete each of the RedeS and ReCePI studies as well as an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Moreover, we do not currently have an approved protocol to investigate any antibody formation from S-303-treated red blood cells, should one occur. Our ability to successfully investigate the underlying cause of any detected anti-body, assess clinical significance and imputability will depend on having such a protocol in place prior to occurrence of such an event. Our clinical trials, RedeS and ReCePI, each allow for events where antibodies to amustaline (S-303) are detected in the absence of clinical hemolysis. Should we see three or more events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, or a single event with clinical hemolysis, then completion of the study will be delayed or permanently halted until we can demonstrate that the antibodies were not clinically significant and the FDA and the Data and Safety Monitoring Board, or DSMB, agree to continue the study. To date, a single S-303 antibody event without evidence of hemolysis has been detected in the RedeS study. We do not yet know if the single S-303 antibody event was in the control or test arm, however the event is not clinically significant. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018. We do not expect to receive any regulatory approvals of our red blood cell system prior to 2020, if ever. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

Platelet and Plasma Systems

In 2007, we obtained a CE Mark approval from E.U. regulators for our platelet system, and have subsequently received a renewal in 2012 and again in 2017, in accordance with the five-year renewal schedule. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE Mark approval from E.U. regulators for our plasma system, and have subsequently received a renewal in 2011 and again in 2016, in accordance with the five-year renewal schedule. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Germany and Austria. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in InterSol and 100% plasma in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease, or TA-GVHD. Additionally, the FDA approved the plasma system for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion and as an alternative to gamma irradiation for prevention of TA-GVHD. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Failure to obtain any of these label expansion claims may negatively affect market adoption and our growth prospects would be materially and adversely affected.

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

Should we obtain approval of our red blood cell system, we will likely be required by regulators to collect additional data in patients receiving INTERCEPT-treated red blood cells. In addition, we may be required to develop a registry of patients receiving INTERCEPT-treated red blood cells for future data collection and evaluation. Should we become subject to such a requirement post-approval, we may incur significant costs to develop, create and implement such a registry. Further, introducing and implementing use of such a registry may face data collection challenges or resistance from transfusing physicians, hospitals or patients. We cannot ensure that the data collected in such a registry would support continued use of INTERCEPT-treated red blood cells.

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For instance, we understand that we will have to re-register our CE Marked products under the new Medical Device Regulations, or MDR, (as required by all manufacturers who sell in Europe under a CE Mark), while we anticipate this will be a formality, there is always a possibility of new requirements.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $201.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $103.2 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in Puerto Rico and Florida. Given the hurricanes and destruction to both Puerto Rico and Florida in recent years, our ability to enroll patients and make meaningful progress with the RedeS study has been and may continue to be negatively impacted and the successful completion of the RedeS study will likely depend on increasing enrollment through sites outside of Puerto Rico, Florida and Texas. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results. Furthermore, our key suppliers may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all. In this regard, one of our component suppliers for our red blood cell system has been unable to maintain its production facility in accordance with cGMP requirements. As a result, unless we are able to obtain the release of previously manufactured components under the cGMP requirements, we may have delays in completing our clinical trials or delays in supplying product for commercial use. In addition, before any additional products would be considered for marketing approval in the U.S. or elsewhere, our suppliers will have to pass an audit by the FDA or other regulatory agencies. We are dependent on our suppliers’ cooperation and ability to pass such audits. Such audits and any audit remediation may be costly. Failure to pass such audits by any of our suppliers would affect our ability to obtain licensure in the U.S. or elsewhere.

If we modify our FDA-approved products, we may need to seek additional approvals, which, if not granted, would prevent us from selling our modified products.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned or will have to redesign the illuminators used in the platelet and plasma systems and we will need to receive approval of these changes from the FDA. Further, certain plastics used to make INTERCEPT disposable kits are no longer available. We have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify, validate and obtain approval for those plastics for our plasma product in any other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended storage cryoprecipitate and possibly for other plasma-derived biological plasma products. Such products may require or we may choose to pursue a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the large relative size of the American Red Cross, should they deploy INTERCEPT rapidly under our commercial agreement, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. Additionally, such business models may be viewed as a threat to existing customers. We cannot assure you that we will pursue such business models or if we do, that we will be successful or that our existing customers will not feel threatened.

Further, in June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and the U.K. government delivered a notice of withdrawal in March 2017, with the U.K. scheduled to exit the E.U. by April 2019. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the E.U. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build relationships, additional routine-use data and trust from the industry. As a company, we have no prior experience in commercializing any products in the U.S., and we still need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the hospital affairs, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT blood system, including extended storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers.

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

In October 2015, we amended and restated our manufacturing and supply agreement with Fresenius. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet, plasma and red blood cell kits from Fresenius with certain exceptions permitted. The initial term of the amended agreement extends through July 1, 2025, and is automatically renewed thereafter for additional two-year renewal terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the initial term or (ii) one year written notice prior to the expiration of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Fresenius is our sole supplier for the manufacture of these products. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits which would harm our business. Disruptions to our supply chain as a result of any potential ensuing protests, strikes or other work-stoppages would be detrimental to our business and operating results. In the event Fresenius refuses or is unable to continue operating under the agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third party manufacturer, as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify, validate and obtain approval for those plastics for our plasma product before we can utilize them in worldwide commercial manufacturing. In addition, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently Nova is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned or will have to redesign the illuminators used in the platelet and plasma systems, and we will need to receive approval of these changes from the FDA. Our failure to obtain FDA and foreign regulatory approvals of a new illuminator could constrain our ability to penetrate the U.S. market and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the redesigned illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As with our disposable sets, if we conclude that supply of components or spare parts for the illuminators is uncertain, we may choose to purchase and maintain inventories of such components or spare parts, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. We will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for clinical use, commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions or clinical trials. Should non-conformities occur in the future, we may be unable to manufacture products to support our read blood cell clinical trials, or to meet customer demand for our commercial products, which would result in delays for our clinical programs, or lost sales for our commercial products, and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses. For example, in April 2018, we instituted a voluntary recall in the E.U. of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. We may voluntarily recall additional lots of disposable kits if this incomplete seal is identified in other lots. This voluntary recall may have a material adverse effect on the customers impacted and potentially impacted by the recall, as well as our relationship with such customers. In addition, in September 2018, we instituted a voluntary recall in the U.S. of a specified lot after we identified the possibility that an incorrect sized bag may have been used in the manufacture of INTERCEPT platelet kits. While we do not believe this recall affected patient safety in any way, our reputation with customers may be negatively impacted and regulators may require additional measures to ensure quality controls are adequate.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, particularly if mandated by a public health authority, our reputation and business prospects may be impaired. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some of which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national customers, like those in France or the U.K. may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may negatively impact our customers operations and consequently, our reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Additionally, should we conclude that existing suppliers are not able to produce sufficient quantities to meet the demand for our products, we may choose to invest in manufacturing capacity at existing or new facilities with existing or new suppliers, which could be costly and disruptive to our management.

Certain regions that we sell into or may sell into in the future may give priority to those products that are manufactured locally in their jurisdiction. Our failure to meet these local manufacturing conditions may prevent us from successfully commercializing our product in those geographies. In addition, should we choose to manufacture locally in those jurisdictions, we would likely incur additional costs, may be unable to meet our quality system requirements or successfully manufacture products, and such activities will be a distraction from our current focus and operations. We have no experience manufacturing or working with manufacturers outside of our current manufacturing footprint.

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

In addition, there are numerous U.S. federal, state and local healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, physicians, healthcare providers and our customers are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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

•

the federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the ACA, that require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value provided to physicians and teaching hospitals, and certain ownership and investment interests held by physicians or their immediate family members;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and
•

foreign, or U.S. state or local law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; U.S. state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government or otherwise restrict payments that may be made to healthcare providers; U.S. state and local laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and U.S. state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Further, the United States Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

In addition, there has been a recent trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA, known as the Physician Payments Sunshine Act, imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in significant civil monetary penalties. Manufacturers must submit reports to CMS by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

Federal and state governments in the U.S. have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA significantly impacts the medical device industry. Among other things, the ACA:

•	imposed an annual excise tax of 2.3% on entities that manufacture or import eligible medical devices offered for sale in the U.S.;
•	established a Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and
•

implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including delaying imposition of the medical device excise tax on non-exempt medical devices through December 31, 2019. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2027, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny in the United States to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” released in May 2018. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PASs. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT. There are several third party manufacturers of pooling sets to allow for such combination. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products not provide access to their products allowing for the combination of multiple components or if such manufacturers experience a shortage of their products. Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in April 2018, we instituted a voluntary recall in the E.U. of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. In addition, in September 2018, we instituted a voluntary recall in the U.S. of a specified lot after we identified the possibility that an incorrect sized bag may have been used in the manufacture of INTERCEPT platelet kits. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. Such events could impair our ability to supply our products in a cost-effective and timely manner in order to meet our customers’ demands. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for regulatory approval in Europe, which would increase our costs and potentially delay the approval. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our Amended Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Amended Credit Agreement.

As of December 31, 2018, our total indebtedness under our Amended Credit Agreement was approximately $29.9 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Amended Credit Agreement. The Amended Credit Agreement requires that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Amended Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Amended Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Amended Credit Agreement. If we are unable to repay those amounts, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5% penalty.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of a recently expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2019 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2019 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our Amended Credit Agreement may be calculated using another reference rate.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. U.S. dollar LIBOR is used as a benchmark rate in our credit agreement with Oxford Finance LLC, and such credit agreement does not provide fallback language for all circumstances in which U.S. dollar LIBOR ceases to be published. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including our credit agreement with Oxford Finance LLC, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our Amended Credit Agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. This leased facility includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. We also lease a facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current and future facilities will be adequate for the foreseeable future. The following table summarizes the properties we lease and their location, size, term and primary functions as of December 31, 2018.

Locations	Square Footage	Lease Expiration Date	Primary Functions

Concord, CA, United States	36,029	November 2019	Administrative and research
Concord, CA, United States	7,702	September 2019	Administrative and warehouse
Concord, CA, United States	6,655	December 2019	Administrative and research
Concord, CA, United States	21,440	July 2019	Sales, administrative, marketing and technical support
Concord, CA, United States (1)	84,631	March 2030	Administrative and research
Amersfoort, Netherlands	7,300	January 2023	Sales and administrative

(1)	In February 2018, we entered into a lease arrangement and certain subsequent amendments for a new corporate headquarters in Concord, California. The lease term commences on March 1, 2019.
Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS”.

On February 15, 2019, the last reported sale price of our common stock on the Nasdaq Global Market was $6.47 per share. On February 15, 2019, we had 138 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Additionally, any cash dividends declared or paid would require prior written consent under the terms of the amended and restated loan and security agreement entered on July 31, 2017, with Oxford Finance LLC.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2013, and tracked the performance through December 31, 2018, for (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2013	2014	2015	2016	2017	2018
Cerus Corporation	$100.00	$96.74	$97.98	$67.44	$52.40	$78.60
Nasdaq Biotech Index	100.00	134.10	149.42	117.02	141.66	128.45
Nasdaq	100.00	113.40	119.89	128.89	165.29	158.87

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

The following table summarizes certain selected financial data for the five years ended December 31, 2018, which has been derived from audited consolidated financial statements. The information presented below may not be indicative of future results and should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Product revenue	$60,908	$43,568	$37,183	$34,223	$36,416
Cost of product revenue	31,634	22,531	20,295	23,464	21,118
Gross profit on product revenue	29,274	21,037	16,888	10,759	15,298
Government contract revenue	15,143	7,758	2,092	—	—
Loss from operations	(54,988)	(57,530)	(61,447)	(61,075)	(44,503)
Net loss	(57,564)	(60,585)	(62,906)	(55,868)	(38,755)

Net loss per share:
Basic	$(0.44)	$(0.56)	$(0.62)	$(0.58)	$(0.52)
Diluted	$(0.44)	$(0.56)	$(0.62)	$(0.61)	$(0.61)
Weighted average shares outstanding used for calculating loss per share:
Basic	131,663	108,221	101,826	96,068	74,767
Diluted	131,663	108,221	101,826	96,905	76,534

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$117,577	$60,696	$71,628	$107,879	$51,294
Working capital	94,224	66,767	67,217	108,544	45,736
Total assets	163,460	98,244	103,476	139,402	81,669
Long-term obligations	26,263	36,173	18,801	22,775	10,998
Total stockholders' equity	84,519	38,940	57,787	94,765	41,521

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the year ended December 31, 2018 are not necessarily indicative of results that may occur in future periods.

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

The platelet system is approved in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease or TA-GVHD. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system that is currently being discussed with FDA. The plasma system is approved in the U.S. for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion, and as an alternative to gamma irradiation for prevention of TA-GVHD.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we plan to complete additional development activities to support CE Mark submission for the red blood cell system, such activities could prolong the development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system prior to 2020, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to develop sufficient quantities of the active compounds for our products meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts for 2019 will continue to be largely focused on implementing INTERCEPT at customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. We also plan to perform in vitro studies and seek a premarket approval, or PMA, supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into new agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits. We understand that the EFS has adopted the platelet system across France, but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS, in our current contract or otherwise. In addition, significant product revenue from the French market may decline or not consistently occur quarter-over-quarter. We cannot assure that the EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

 Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius. In 2016, we paid €3.1 million to Fresenius. In August 2018, we entered into an amendment to the Supply Agreement, accelerating the payment for the remaining €5.5 million to August 2019. Because these payments represent unconditional payment obligations, we recognized our liability for these payments at their net present value using a discount rate of 9.72% based on our effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2018, we had accrued $5.9 million (€5.2 million) related to the Manufacturing and Development Payments.

The initial term of the Supply Agreement extends through July 1, 2025, or the Initial Term, and is automatically renewed thereafter for additional two-year terms, or Renewal Terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the Supply Agreement, we have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius. In the event that Fresenius refuses or is unable to continue operating under the Supply Agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

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

The five-year agreement with BARDA and its subsequent modifications provide for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $103.2 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $201.2 million over the five-year agreement period. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

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

Cantor

On May 5, 2016, we entered into Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or Cantor, that provided for the issuance and sale of shares of our common stock over the term of the Controlled Equity OfferingSM Sales Agreement, or the Prior Cantor Agreement, having an aggregate offering price of up to $132.2 million, $70.0 million of which was available at May 5, 2016, through Cantor.

On August 4, 2017, we entered into Amendment No. 3 to the Prior Cantor Agreement, or the Amended Cantor Agreement. The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. During the year ended December 31, 2018, approximately 4.2 million shares of our common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $27.9 million. During the year ended December 31, 2017, approximately 11.0 million shares of our common stock were sold under the Prior Cantor Agreement for aggregate net proceeds of $30.3 million. The issuance and sale of these shares by us pursuant to the Amended Cantor Agreement are registered under the Securities Act of 1933, as amended. At December 31, 2018, we had approximately $41.6 million of common stock available to be sold under the Amended Cantor Agreement.

Debt Agreement

Prior to December 31, 2016, we maintained a five-year loan and security agreement with Oxford Finance, or the Term Loan Agreement, under which we had borrowed $20.0 million. The borrowings were set to mature on June 1, 2019, with various interest only periods.

On April 27, 2017, the Term Loan Agreement was amended to include an additional interest-only period under the Term Loan Agreement. As amended, we were required to make interest only payments from May 2017 through December 2017 followed by eighteen months of equal principal and interest payments thereafter. We were also required to make a final payment equal to 7% of the principal amounts drawn payable on the earlier to occur of maturity or prepayment.

On July 31, 2017, we entered into an amended and restated loan and security agreement, or the Amended Credit Agreement, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provided for secured growth capital term loans, or 2017 Term Loans, of up to $40.0 million. All of our current and future assets, excluding our intellectual property and 35% of our investment in Cerus Europe B.V., are secured for the borrowings under the Amended Credit Agreement. The 2017 Term Loans were available in two tranches. The first tranche of $30.0 million, or 2017 Term Loan A, was drawn by us on July 31, 2017, with the proceeds in part to repay in full all of the outstanding borrowings under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million, or 2017 Term Loan B, expired on May 14, 2018, and we did not elect to draw the 2017 Term Loan B. The 2017 Term Loan A bears interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at December 31, 2018, was approximately 9.53%. We will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loan A. As of December 31, 2018, our indebtedness under the 2017 Term Loan A was approximately $29.9 million. The Amended Credit Agreement contains certain nonfinancial covenants, with which we were in compliance at December 31, 2018.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

• Revenue—Revenue is recognized in accordance with that core principle by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The main source of our revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma, or the platelet and plasma systems or disposable kits, UVA illumination devices, or illuminators, spare parts and storage solutions, and maintenance services of illuminators. We sell the platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. For all sales of our INTERCEPT Blood System products, we use a binding purchase order or signed sales contract as evidence of a contract and satisfaction of our policy. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a lesser extent, services. We must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. We must allocate the transaction price to each performance obligation on a relative standalone selling price, or SSP basis, and recognize the revenue when the performance obligation is satisfied. We determine the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, we estimate the amount of variable consideration that should be included in the transaction price. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits.

Freight costs charged to customers are recorded as a component of product revenue. Taxes invoiced to our customers and remitted to governments are recorded on a net basis, which excludes such tax from product revenue.

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

• Goodwill and intangible assets—We perform an impairment test on our goodwill annually on August 31 of each fiscal year or more frequently if indicators of impairment exist. The test for goodwill impairment may be addressed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, we must then proceed with performing the quantitative goodwill impairment test. We may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, we may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with the respective carrying amount, including goodwill. We have determined that we operate in one reporting unit and estimate the fair value of our one reporting unit using the enterprise approach under which we consider our quoted market capitalization as reported on the Nasdaq Global Market. We consider quoted market prices that are available in active markets to be the best evidence of fair value. We also consider other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in our one reporting unit. On August 31, 2018, we performed our annual review of goodwill as described above and determined that goodwill was not impaired during the year ended December 31, 2018. We will continue to monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the expected undiscounted future cash flows are less than the carrying amount of these assets, we then measure the amount of the impairment loss based on the excess of the carrying amount over the fair value of the assets. No events or changes in circumstances arose during the year ended December 31, 2018 which would require us to test the recoverability of our intangible assets.

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

• Income taxes—Since our inception, we have accumulated significant net operating losses and research and development credits that may be used in future periods to offset future taxable income. We currently estimate that we may not be able to utilize all of our deferred tax assets. In addition, we may not generate future taxable income prior to the expiration of our net operating loss carry forwards and research and development credits. Timing and significance of any estimated future taxable income is highly subjective and is beyond the control of management due to uncertainties in market conditions, economic environments in which we operate, and timing of regulatory approval of our products. We do not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for the derecognition of a tax position. We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. To date, we have not recognized any interest and penalties in our consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. We continue to carry a full valuation allowance on substantially all of our deferred tax assets. Although we believe it more likely than not that a taxing authority would agree with our current tax positions, there can be no assurance that the tax positions we have taken will be substantiated by a taxing authority if reviewed. Our U.S. federal tax returns from 1998 through 2017, California tax returns through 2017, and Netherlands tax returns for years 2015 through 2017 remain subject to examination by the taxing jurisdictions.

Results of Operations

Years Ended December 31, 2018, 2017 and 2016

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2018	2017	2016	2018 to 2017	2017 to 2016
Product revenue	$60,908	$43,568	$37,183	40%	17%
Government contract revenue	15,143	7,758	2,092	95%	271%
Total revenue	$76,051	$51,326	$39,275	48%	31%

Product revenue increased by $17.3 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to year-over-year sales volume growth in disposable kit sales in Europe, the majority of which resulted from the nationwide adoption of the platelet system in France, and increased disposable kit sales for the platelet system in the U.S. and, to a lesser extent, improved foreign exchange rates for the Euro. These increases were partially offset by decreased average selling prices to our largest customers.

Product revenue increased by $6.4 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the year-over-year increased demand of our disposable kits for our platelet system as a result of growth in EMEA, including the commencement of the national rollout of INTERCEPT in France, and sales to U.S. customers that were entering routine use of the platelet system, and, to a lesser extent, due to improved foreign exchange rates for the Euro. The year-over-year growth in sales of disposable kits for our platelet system was partially offset by decreased sales of disposable kits for our plasma products.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as a result of the expected expansion of U.S. sales as increased market acceptance and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $15.1 million, $7.8 million and $2.1 million of revenue from our BARDA agreement during the years ended December 31, 2018, 2017 and 2016, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS study continues to enroll patients, as we anticipate enrolling patients in our ReCePI study and as we plan for a potential additional Phase 3 study for chronic anemia, and as the other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable, and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2018	2017	2016	2018 to 2017	2017 to 2016
Cost of product revenue	$31,634	$22,531	$20,295	40%	11%

Cost of product revenue increased by $9.1 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to the increase in the volume of INTERCEPT platelet kits sold in the current year compared to the prior year. Cost of product revenue was also impacted by less favorable foreign currency exchange rates related to inventory production compared to prior year.

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

Our gross margin on product sales was 48% during the year ended December 31, 2018, compared to 48% during the year ended December 31, 2017. Gross margin on product sales remained relatively flat in both periods.

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

We expect to build inventory levels that will be sufficient to meet forecasted demand and plan to continue to manufacture at levels above those produced in 2018.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2018	2017	2016	2018 to 2017	2017 to 2016
Research and development	$42,564	$33,710	$31,322	26%	8%

Research and development expenses increased $8.9 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, and activities related to the BARDA agreement.

Research and development expenses increased $2.4 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the increased headcount costs and costs associated with clinical development of our INTERCEPT red blood cell system, our pursuit of supplemental approvals for the platelet and plasma systems, activities related to the BARDA agreement, and increased headcount related costs.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support our December 2018 CE Mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2018	2017	2016	2018 to 2017	2017 to 2016
Selling, general and administrative	$56,841	$52,615	$48,955	8%	7%

Selling, general, and administrative expenses increased by $4.2 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to headcount and compensation related costs.

Selling, general, and administrative expenses increased by $3.7 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increased commercial activity in the U.S. and, to a lesser extent, the costs associated with administering the contract with BARDA for INTERCEPT red blood cell development.

We anticipate our selling, general, and administrative spending to remain relatively consistent over the coming year.

Non-Operating Income (Expense), Net

Non-operating income (expense), net consists of foreign exchange (loss) gain, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2018	2017	2016	2018 to 2017	2017 to 2016
Foreign exchange (loss) gain	(87)	(10)	21	770%	(148%)
Interest expense	(4,008)	(3,022)	(2,445)	33%	24%
Other income, net	1,748	3,864	1,140	(55%)	239%
Total non-operating (expense) income, net	$(2,347)	$832	$(1,284)	(382%)	(165%)

Foreign exchange gain (loss)

Foreign exchange loss remained relatively flat during the year ended December 31, 2018, compared to the year ended December 31, 2017, and during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to stabilized foreign exchange rates for the Euro.

Interest expense

Interest expense increased $1.0 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to increased average outstanding debt balance, and, to a lesser extent, due to the increased interest rate, under our Amended Credit Agreement with Oxford, see discussion under the heading “Debt” below.

Interest expense increased by $0.6 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the increased average outstanding debt balance under our Amended Credit Agreement with Oxford, see discussion under the heading “Debt” below.

Other income, net

Other income, net decreased by $2.1 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the realized gain from the sale of our remaining shares of Aduro Biotech, Inc., or Aduro, common stock of approximately $3.5 million, during the year ended December 31, 2017, partially offset by the increase of interest income from our investments in marketable securities during the year ended December 31, 2018.

Other income, net increased by $2.7 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the realized gain from the sale of our remaining shares of Aduro common stock of approximately $3.5 million.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2018	2017	2016	2018 to 2017	2017 to 2016
Provision for income taxes	$229	$3,887	$175	(94%)	2,121%

For the year ended December 31, 2018, we recorded a tax expense of $0.2 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit. For the year ended December 31, 2017, we recorded a tax expense of $3.9 million, which was primarily due to the sale of our shares of Aduro. For the year ended December 31, 2016, we recorded a tax expense of $0.2 million, which was a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2018.

On December 22, 2017, new tax legislation, Tax Cuts and Jobs Act, or the Tax Act, was signed into law, which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act did not impact the tax expense recorded for 2017 or 2018 due to our continuing operating losses and the valuation allowance against substantially all of our deferred tax assets, but did have other tax related effects. One component of the Tax Act is a provision which required the deemed distribution of the accumulated earnings of Cerus Europe B.V. during the year ended December 31, 2017. As a result, we realized a deemed income inclusion of $3.2 million associated permanently reinvested earnings in our subsidiary. This deemed inclusion reduced the net operating loss for the year but did not result in any cash outlays. We did not make any actual distribution of accumulated earnings and continue to maintain the funds as permanently reinvested outside the U.S.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At December 31, 2018, we had cash, cash equivalents, and restricted cash of $31.6 million, of which $28.9 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. At December 31, 2017, we had cash, cash equivalents, and restricted cash of $13.9 million, of which $13.7 million was included in cash and cash equivalents, and $0.2 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $88.7 million of short-term investments at December 31, 2018, and $47.0 million at December 31, 2017. We also had total indebtedness of approximately $29.9 million and $29.8 million under our Amended Credit Agreement at December 31, 2018 and December 31, 2017, respectively. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $31.2 million during the year ended December 31, 2018, compared to $52.2 million net cash used during the year ended December 31, 2017. The decrease in net cash used in operating activities was primarily related to increased product sales and reimbursements from the BARDA agreement, the timing of accounts receivable collections, and the timing of payments and purchases related to inventories and research and development activities during the year ended December 31, 2018, as compared to the year ended December 31, 2017.

Net cash used in operating activities was $52.2 million during the year ended December 31, 2017, compared to $53.5 net cash used during the year ended December 31, 2016. The decrease in net cash used in operating activities was primarily related to the Manufacturing and Development Payments to Fresenius during the year ended December 31, 2016, which did not reoccur during the year ended December 31, 2017. The decrease in net cash used in operating activities was also related to the increased product sales and reimbursements from the BARDA agreement, partially offset by the increase in our accounts receivables as a result of the timing of cash receipts during the year ended December 31, 2017, as compared to the same period in 2016.

Investing Activities

Net cash used in investing activities was $43.8 million during year ended December 31, 2018, compared to $0.4 million net cash provided by investing activities during the year ended December 31, 2017. The change period over period was primarily the result of higher purchases of investments due to the proceeds from our January 2018 public offering of common stock, and lower proceeds from the sale of our marketable securities during the year ended December 31, 2018, as compared to the same period in 2017.

Net cash provided by investing activities was $0.4 million during the year ended December 31, 2017, compared to $19.9 million net cash used in investing activities during the year ended December 31, 2016. The change period over period was primarily the result of lower purchases of investments, and higher proceeds from the sale of our Aduro common stock and maturities of investments in marketable securities, during the year ended December 31, 2017, as compared to the same period in 2016.

Financing Activities

Net cash provided by financing activities was $92.8 million during the year ended December 31, 2018, compared to $43.0 million net cash provided during the year ended December 31, 2017. The increase in net cash provided by financing activities was primarily due to the proceeds of approximately $57.2 million, net of the underwriting discounts and other issuance costs, received from our January 2018 public offering of common stock, partially offset by the proceeds received from the 2017 Term Loans described in more detail above during the year ended December 31, 2017.

Net cash provided by financing activities was $43.0 million during the year ended December 31, 2017, compared to $24.6 million net cash provided during the year ended December 31, 2016. The change was primarily due to the proceeds received from the 2017 Term Loans, and an increase in public offering proceeds, partially offset by the repayment of Term Loans A and B under the original Term Loan Agreement, during the year ended December 31, 2017.

Working Capital

Working capital increased to $94.2 million at December 31, 2018, from $66.8 million at December 31, 2017, primarily due to the cash received from the public offering of our common stock in January 2018.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on an additional Phase 3 clinical trial for chronic anemia in the U.S. for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018 and 2017.

Contractual Commitments

The following summarizes our contractual commitments at December 31, 2018:

(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$37,835	$10,436	$19,839	$7,560	$—
Minimum purchase requirements	21,852	13,051	5,705	2,739	357
Manufacturing and development obligations	6,294	6,294	—	—	—
Operating leases	33,642	3,535	6,103	5,314	18,690
Other commitments	643	594	49	—	—
Total contractual obligations	$100,266	$33,910	$31,696	$15,613	$19,047

Debt

See “Equity and Debt Agreements—Debt Agreement” above for more information on the Amended Credit Agreement.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and Development Obligations

See “Fresenius” above for more information on the payment of €5.5 million which we are obligated to pay in August 2019 for an amendment to the Supply Agreement with Fresenius.

Operating Leases

We generally lease our office facilities and certain equipment and automobiles under non-cancelable leases with initial terms in excess of one year that require us to pay operating costs, property taxes, insurance and maintenance. The leases expire at various dates through 2030, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on consumer price index, and the right to terminate the lease early. Our leased facilities qualify as operating leases and as such, are not included on our consolidated balance sheets.

Other Commitments

Our other commitments primarily consist of obligations for business insurance financing and our landlord financed leasehold improvements, which are in addition to the leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the years ended December 31, 2018, 2017 and 2016. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2018, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $117.6 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2018 were 2.25%.

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

With respect to the Amended Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our borrowings under the Amended Credit Agreement. Based on our indebtedness under the Amended Credit Agreement of $29.9 million as of December 31, 2018, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates would increase our net interest expense in 2018 by approximately $0.3 million.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2018, would have negatively impacted our annual financial results by $0.5 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended December 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2019 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(20)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(20)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(20)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.4(25)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(6)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(12)	Rights Agreement, dated as of November 3, 1999, as amended as of August 6, 2001, between Cerus Corporation and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, N.A.).

4.3(13)	Amendment to Rights Agreement, dated as of October 28, 2009, between Cerus Corporation and Wells Fargo Bank, N.A. (which includes the form of Rights Certificate as Exhibit B thereto).

Supply and/or Manufacturing Agreements

10.1(26)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(34)†	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.3(38) †	First Amendment to Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 22, 2018.

10.4(30)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.5(38) †	Amendment to Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH, effective as of August 10, 2018.

10.6(8)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.7(31)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

10.8(17)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.9(22)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.10(35)†	Amended and Restated Loan and Security Agreement, dated July 31, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

10.11(35)	First Amendment to Loan and Security Agreement, effective July 31, 2017, by and among Cerus Corporation and Oxford Finance LLC, as collateral agent and a lender.

Real Estate Lease Agreements

10.12(4)	Standard Industrial/Commercial Single-Tenant Lease-Net, dated October 12, 2001 between Cerus Corporation and California Development, Inc.

10.13(7)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.14(14)

Letter to California Development, Inc. exercising option to extend the lease term from the Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of September 18, 2008 between Cerus Corporation and California Development, Inc.

10.15(23)	Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.16(27)

Letter, dated March 13, 2015 to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S. P. Cuff as Managing Partner of the Redwoods Business Center LP.

10.17(34)

Letter, dated April 25, 2017, to Cuff Property Management exercising option to extend the lease term under the Real Property Lease, dated June 20, 2013, between Cerus Corporation and S.P. Cuff as Managing Partner of the Redwoods Business Center L.P.

10.18(36)	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.19(37)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.20(38)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.21	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.22	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.23(16)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.24(21)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.25(37)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.26(23)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.27(15)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.28(12)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.29(37)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

10.30(21)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.31(23)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.32(29)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.33(32)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.34(1)*	1996 Equity Incentive Plan (See Exhibit 10.2 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

10.35(1)*	Form of Incentive Stock Option Agreement under the 1996 Equity Incentive Plan (See Exhibit 10.3 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

10.36(1)*	Form of Nonstatutory Stock Option Agreement under the 1996 Equity Incentive Plan (See Exhibit 10.4 to Form S-1 Registration Statement filed with the SEC on September 4, 1996).

10.37(28)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.38(2)*	1998 Non-Officer Stock Option Plan (See Exhibit 99.1 to Form S-8 Registration Statement filed with the SEC on March 24, 1999).

10.39(3)*	1999 Equity Incentive Plan, adopted April 30, 1999, approved by stockholders July 2, 1999 (See Exhibit 99.1 to Form S-8 Registration Statement filed with the SEC on August 4, 1999).

10.40(5)*	1999 Non-Employee Directors’ Stock Option Sub-Plan, amended December 4, 2002.

10.41(34)*	Amended and Restated 2008 Equity Incentive Plan, effective June 7, 2017.

10.42(18)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.43(18)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.44(18)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.45(37)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.46(37)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

Other Compensatory Plans or Agreements

10.47(21)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.48(37)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.49(11)*	Form of Severance Benefits Agreement.

10.50(36)*	Amended and Restated Non-Employee Director Compensation Policy, effective March 2, 2018.

10.51(36)*	2017 and 2018 Executive Officer Compensation Arrangements.

Other Material Agreements

10.52(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.53(10)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.54(19)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.
10.55(24)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.56(31)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.57(34)	Amendment No. 3 to Controlled Equity OfferingSM Sales Agreement, dated August 4, 2017, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.58(14)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(39)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain portions of this exhibit are subject to a confidential treatment order.
*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated March 24, 1999.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-8, dated August 4, 1999.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2008.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2009.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(26)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(27)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.

(28)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.

(29)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(30)	Incorporated by reference to the like-described exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015.

(31)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.

(32)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(33)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017.

(34)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2017.

(35)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017.

(36)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.

(37)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(38)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(39)

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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

Redwood City, California

February 26, 2019

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$28,859	$13,683
Short-term investments	88,718	47,013
Accounts receivable	8,752	12,415
Inventories	13,539	14,457
Prepaid and other current assets	7,034	2,330
Total current assets	146,902	89,898
Non-current assets:
Property and equipment, net	8,130	2,119
Goodwill	1,316	1,316
Intangible assets, net	334	536
Restricted cash	2,728	247
Other assets	4,050	4,128
Total assets	$163,460	$98,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,595	$10,974
Accrued liabilities	19,800	11,712
Debt - current	7,857	—
Manufacturing and development obligations – current	5,928	—
Deferred product revenue - current	498	445
Total current liabilities	52,678	23,131
Non-current liabilities:
Debt - non-current	22,013	29,798
Manufacturing and development obligations - non-current	—	5,766
Other non-current liabilities	4,250	609
Total liabilities	78,941	59,304
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 136,853 and 115,555 shares issued and outstanding at December 31, 2018 and 2017, respectively	136	115
Additional paid-in capital	863,531	760,225
Accumulated other comprehensive loss	(281)	(97)
Accumulated deficit	(778,867)	(721,303)
Total stockholders' equity	84,519	38,940
Total liabilities and stockholders' equity	$163,460	$98,244

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Product revenue	$60,908	$43,568	$37,183
Cost of product revenue	31,634	22,531	20,295
Gross profit on product revenue	29,274	21,037	16,888
Government contract revenue	15,143	7,758	2,092
Operating expenses:
Research and development	42,564	33,710	31,322
Selling, general and administrative	56,841	52,615	48,955
Impairment of long-lived assets	—	—	150
Total operating expenses	99,405	86,325	80,427
Loss from operations	(54,988)	(57,530)	(61,447)
Non-operating (expense) income, net:
Foreign exchange (loss) gain	(87)	(10)	21
Interest expense	(4,008)	(3,022)	(2,445)
Other income, net	1,748	3,864	1,140
Total non-operating (expense) income, net	(2,347)	832	(1,284)
Loss before income taxes	(57,335)	(56,698)	(62,731)
Provision for income taxes	229	3,887	175
Net loss	$(57,564)	$(60,585)	$(62,906)

Net loss per share:
Basic	$(0.44)	$(0.56)	$(0.62)
Diluted	(0.44)	(0.56)	(0.62)
Weighted average shares outstanding used for calculating net loss per share:
Basic	131,663	108,221	101,826
Diluted	131,663	108,221	101,826

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(57,564)	$(60,585)	$(62,906)
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of taxes	(184)	(200)	(7,186)
Comprehensive loss	$(57,748)	$(60,785)	$(70,092)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2015	99,095	$99	$685,189	$7,289	$(597,812)	$94,765
Net loss	—	—	—	—	(62,906)	(62,906)
Other comprehensive loss	—	—	—	(7,186)	—	(7,186)
Issuance of common stock from public offering, net of offering costs	3,526	3	21,978	—	—	21,981
Issuance of common stock from exercise of stock options and purchases from ESPP	854	1	3,067	—	—	3,068
Stock-based compensation	—	—	8,065	—	—	8,065
Balance at December 31, 2016	103,475	103	718,299	103	(660,718)	57,787
Net loss	—	—	—	—	(60,585)	(60,585)
Other comprehensive loss	—	—	—	(200)	—	(200)
Issuance of common stock from public offering, net of offering costs	10,986	11	30,145	—	—	30,156
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and purchases from ESPP	1,094	1	2,426	—	—	2,427
Stock-based compensation	—	—	9,355	—	—	9,355
Balance at December 31, 2017	115,555	115	760,225	(97)	(721,303)	38,940
Net loss	—	—	—	—	(57,564)	(57,564)
Other comprehensive loss	—	—	—	(184)	—	(184)
Issuance of common stock from public offering, net of offering costs	18,202	18	85,067	—	—	85,085
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and purchases from ESPP	3,096	3	7,845	—	—	7,848
Stock-based compensation	—	—	10,394	—	—	10,394
Balance at December 31, 2018	136,853	$136	$863,531	$(281)	$(778,867)	$84,519

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(57,564)	$(60,585)	$(62,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,445	1,811	1,817
Stock-based compensation	10,394	9,355	8,065
Non-cash interest expense	1,248	551	1,017
Loss on disposal of property and equipment	5	—	—
Deferred income taxes	4	(119)	28
Impairment of long-lived assets	—	—	150
Non-cash tax expense from realized gain on available-for-sale securities	—	3,825	—
Gain on sale of investment in marketable equity securities	—	(3,466)	(750)
Changes in operating assets and liabilities:
Accounts receivable	3,663	(5,547)	(1,074)
Inventories	806	(2,092)	(1,781)
Other assets	(2,744)	1,107	1,327
Accounts payable	5,683	2,487	3,261
Accrued liabilities and other non-current liabilities	6,042	(507)	1,330
Manufacturing and development obligations	(266)	680	(3,568)
Deferred product revenue	38	265	(445)
Net cash used in operating activities	(31,246)	(52,235)	(53,529)
Investing activities
Capital expenditures	(1,144)	(353)	(563)
Purchases of investments	(80,701)	(68,792)	(82,811)
Proceeds from maturities and sale of investments	37,997	69,566	63,450
Net cash (used in) provided by investing activities	(43,848)	421	(19,924)
Financing activities
Net proceeds from equity incentives	7,848	2,428	3,068
Net proceeds from public offering	85,036	30,197	22,121
Proceeds from loans	—	30,000	—
Repayment of debt	(133)	(19,625)	(622)
Net cash provided by financing activities	92,751	43,000	24,567
Net increase (decrease) in cash, cash equivalents and restricted cash	17,657	(8,814)	(48,886)
Cash, cash equivalents and restricted cash, beginning of year	13,930	22,744	71,630
Cash, cash equivalents and restricted cash, end of year	$31,587	$13,930	$22,744
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,728	$2,034	$1,366
Cash paid for income taxes	254	160	157
Non-cash investing activities:
Non-cash purchases of capital expenditures	2,222	—	—

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

Revenue

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, on January 1, 2018, using the modified retrospective method applied to the contracts which were not completed as of the date of adoption. Revenue is recognized in accordance with that core principle by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 13 Development and License Agreements—Agreement with BARDA” below. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2018, 2017 and 2016, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Product revenue:
Europe, Middle East and Africa	$46,974	$36,241	$30,716
North America	12,696	6,325	4,569
Other	1,238	1,002	1,898
Total product revenue	$60,908	$43,568	$37,183

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which is generally from 30 to 60 days. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at December 31, 2018 and December 31, 2017.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the year ended December 31, 2018, is primarily driven by performance obligations not satisfied but invoiced as of December 31, 2018, offset by $0.4 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2017.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized losses on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were recorded in “Other income, net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s consolidated statements of operations.

Restricted Cash

As of December 31, 2018, the Company’s “Restricted cash” primarily consisted of a $2.5 million of letter of credit relating to the lease of the Company’s new office building. As of December 31, 2018 and December 31, 2017, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2018, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two customers and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at December 31, 2018 and December 31, 2017, respectively. These customers cumulatively represented approximately 50% and 53% of the Company’s outstanding trade receivables at December 31, 2018 and December 31, 2017, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2018 and December 31, 2017, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2018 and December 31, 2017, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2018 and December 31, 2017, the Company had $0.3 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. As of December 31, 2018 and December 31, 2017, the Company capitalized construction-in-progress costs included in “Property and Equipment, net” on the Company’s consolidated balance sheets, of $6.9 million and $0.1 million, respectively, related to leasehold improvements, of which $3.7 million was unpaid as of December 31, 2018. As of December 31, 2018 and December 31, 2017, the Company had receivables included in “Prepaid and other current assets” on the Company's consolidated balance sheets, of $1.2 million and zero, respectively, related to its new office building.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of December 31, 2018 and December 31, 2017, was $1.7 million and $1.5 million, respectively. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the year ended December 31, 2018 and 2017, there were no impairment charges recognized related to the acquired intangible assets.

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

See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1998 through 2017, California tax returns for years through 2017, and Netherlands tax returns for years 2015 through 2017 remain subject to examination by the taxing jurisdictions. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

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

For the years ended December 31, 2018, 2017 and 2016, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(57,564)	$(60,585)	$(62,906)
Denominator:
Basic weighted average number of shares outstanding	131,663	108,221	101,826
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	131,663	108,221	101,826
Net loss per share:
Basic	$(0.44)	$(0.56)	$(0.62)
Diluted	(0.44)	(0.56)	(0.62)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2018, 2017 and 2016 (shares in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average number of anti-dilutive potential shares:
Stock options	18,031	17,373	15,592
Restricted stock units	1,902	1,225	576
Employee stock purchase plan rights	20	21	43
Total	19,953	18,619	16,211

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2018 and December 31, 2017.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for annual periods beginning after December 15, 2018, and interim periods thereafter, with early application permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for certain practical expedient when implementing the new leases standard. Companies may apply the practical expedient either retrospectively or prospectively. The Company will adopt these ASUs on January 1, 2019, using the modified retrospective approach and will apply the practical expedient prospectively. The Company is currently assessing the future impact of these ASUs on its consolidated financial statements. The Company anticipates that the Company’s operating lease commitments will be subject to the new standard. The Company will recognize right-of-use assets and lease liabilities on the Company’s consolidated balance sheets upon the adoption of these ASUs, which will increase the Company’s total assets and total liabilities. Based on the lease portfolio as of December 31, 2018, the Company anticipates recording both right-of-use assets and lease liabilities between approximately $2 million to $3 million on its consolidated balance sheets, and anticipates no material impact to its consolidated statements of operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s final evaluation as of the adoption date. The most significant impact on the Company’s consolidated balance sheets is expected to be the Company’s lease to office space located in Concord, California, with commencement date of March 2019. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,167	$—	$—	$6,167
United States government agency securities	15,971	—	(23)	15,948
Corporate debt securities	73,028	2	(260)	72,770
Total available-for-sale securities	$95,166	$2	$(283)	$94,885

The following is a summary of available-for-sale securities at December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$3,758	$—	$—	$3,758
United States government agency securities	11,252	—	(24)	11,228
Corporate debt securities	35,858	—	(73)	35,785
Total available-for-sale securities	$50,868	$—	$(97)	$50,771

Available-for-sale securities at December 31, 2018 and 2017, consisted of the following by contractual maturity (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$85,227	$84,957	$38,836	$38,781
Greater than one year and less than five years	9,939	9,928	12,032	11,990
Total available-for-sale securities	$95,166	$94,885	$50,868	$50,771

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$14,948	$(22)	$999	$(1)	$15,947	$(23)
Corporate debt securities	60,813	(231)	9,976	(29)	70,789	(260)
Total available-for-sale securities	$75,761	$(253)	$10,975	$(30)	$86,736	$(283)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$8,729	$(24)	$—	$—	$8,729	$(24)
Corporate debt securities	35,785	(73)	—	—	35,785	(73)
Total available-for-sale securities	$44,514	$(97)	$—	$—	$44,514	$(97)

As of December 31, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

During the years ended December 31, 2018, 2017 and 2016, the Company sold zero, 346,700 and 50,000 shares of Aduro Biotech, Inc., or Aduro, common stock, respectively, and recognized zero, $3.5 million, and $0.8 million gross realized gains respectively, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. As of December 31, 2018 and 2017, the Company had no remaining investment in Aduro’s common stock. The Company did not record any gross realized losses during the years ended December 31, 2018, 2017 and 2016.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2018, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,167	$6,167	$—	$—
United States government agency securities	Short-term investments	15,948	—	15,948	—
Corporate debt securities	Short-term investments	72,770	—	72,770	—
Total financial assets		$94,885	$6,167	$88,718	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2017 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$3,758	$3,758	$—	$—
United States government agency securities	Short-term investments	11,228	—	11,228	—
Corporate debt securities	Short-term investments	35,785	—	35,785	—
Total financial assets		$50,771	$3,758	$47,013	$—

 The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2018 and 2017.

Note 4. Inventories

Inventories at December 31, 2018 and 2017, consisted of the following (in thousands):

	December 31,
	2018	2017
Work-in-process	$3,075	$4,299
Finished goods	10,464	10,158
Total inventories	$13,539	$14,457

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2018 and 2017, consisted of the following (in thousands):

	December 31,
	2018	2017
Construction-in-progress	$6,864	$70
Machinery and equipment	1,945	2,205
Computer equipment and software	2,915	3,446
Furniture and fixtures	901	904
Leasehold improvements	5,715	5,698
Consigned equipment	1,299	1,190
Total property and equipment, gross	19,639	13,513
Accumulated depreciation and amortization	(11,509)	(11,394)
Total property and equipment, net	$8,130	$2,119

Depreciation and amortization expense related to property and equipment, net was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The impairment of long-lived assets were zero, zero, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As part of the Company’s 2016 review of property and equipment, an impairment of long-lived assets on the consolidated statement of operations was recorded for construction-in-progress related to a deposit associated with a terminated agreement.

Note 6. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2018, the Company did not dispose of or recognize additional goodwill. On August 31, 2018, the Company performed its impairment test of goodwill. As described in Note 2 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired.

Intangible Assets, net

The following is a summary of intangible assets, net at December 31, 2018 (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,683)	$334
Total intangible assets	$2,017	$(1,683)	$334

The following is a summary of intangible assets, net at December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,481)	$536
Total intangible assets	$2,017	$(1,481)	$536

During the years ended December 31, 2018, 2017 and 2016, there were no impairment charges recognized related to the Company’s intangible assets.

At December 31, 2018, the expected annual amortization expense of the intangible assets, net is $0.2 million for the year ending December 31, 2019, and $0.1 million for the year ending December 31, 2020.

Note 7. Accrued Liabilities

Accrued liabilities at December 31, 2018 and 2017, consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation and related costs	$10,765	$7,372
Accrued professional services	4,544	1,811
Accrued development costs	1,965	794
Other accrued expenses	2,526	1,735
Total accrued liabilities	$19,800	$11,712

Note 8. Debt

Debt at December 31, 2018, consisted of the following (in thousands):

	December 31, 2018
	Principal	Unamortized Discount	Net Carrying Value
Loan and Security Agreement	$30,000	$(130)	$29,870
Less: debt - current	(7,857)	—	(7,857)
Debt - non-current	$22,143	$(130)	$22,013

Debt at December 31, 2017, consisted of the following (in thousands):

	December 31, 2017
	Principal	Unamortized Discount	Total
Loan and Security Agreement	$30,000	$(202)	$29,798
Less: debt - current	—	—	—
Debt - non-current	$30,000	$(202)	$29,798

Expected future principal and interest payments based on debt balances at December 31, 2018, are expected to be as follows:

Year ended December 31,	Principal	Interest	Total
2019	$7,857	$2,579	10,436
2020	8,571	1,765	10,336
2021	8,572	931	9,503
2022	5,000	2,560	7,560
Total	$30,000	$7,835	$37,835

Loan and Security Agreement

Prior to December 31, 2016, the Company maintained a five-year loan and security agreement (the “Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), under which the Company borrowed $20.0 million. The borrowings were set to mature on June 1, 2019, with various interest only periods.

On April 27, 2017, the Term Loan Agreement was amended to include an additional interest-only period under the Term Loan Agreement. As amended, the Company was required to make interest only payments from May 2017 through December 2017, followed by eighteen months of equal principal and interest payments thereafter. The Company was also required to make a final payment equal to 7% of the principal amounts drawn payable on the earlier to occur of maturity or prepayment.

On July 31, 2017 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “Amended Credit Agreement”) with Oxford, which amended and restated the Term Loan Agreement in its entirety. The Amended Credit Agreement provided for secured growth capital term loans of up to $40.0 million (the “2017 Term Loans”). All of the Company’s current and future assets, excluding its intellectual property and 35% of the Company’s investment in Cerus Europe B.V., are secured for its borrowings under the Amended Credit Agreement. The 2017 Term Loans were available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the Term Loan Agreement of $17.6 million and the final payment of the Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million (“2017 Term Loan B”) expired on May 14, 2018, and the Company did not elect to draw the 2017 Term Loan B. The 2017 Term Loan A bears interest at a rate equal to the greater of (i) 8.01% and (ii) the three-month U.S. LIBOR rate plus 6.72%. The interest rate on the 2017 Term Loan A at December 31, 2018 was approximately 9.53%. The Company will also be required to make a final payment fee of 8.00% of the principal amounts of the 2017 Term Loan A. The Amended Credit Agreement contains certain nonfinancial covenants, with which the Company was in compliance at December 31, 2018.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2030, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company’s leased facilities qualify as operating leases and as such, are not included on its consolidated balance sheets.

Future minimum non-cancelable lease payments under operating leases as of December 31, 2018, were as follows (in thousands):

Year ended December 31,	Lease Payments
2019	$3,535
2020	3,027
2021	3,076
2022	2,703
2023	2,611
Thereafter	18,690
Total	$33,642

Rent expense for office facilities was $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

 Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. The Company has paid $10.0 million, $6.7 million and $6.9 million for goods under agreements which are subject to minimum purchase commitments during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had future minimum purchase commitments under these agreements of approximately $13.1 million, $3.2 million, $2.5 million, $2.6 million, and $0.1 million for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively.

Note 10. Stockholders’ Equity

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

On August 4, 2017, the Company entered into Amendment No. 3 to the Cantor Agreement (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provides for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor, which amount includes the $31.4 million of unsold shares of common stock available for sale under the Prior Cantor Agreement immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2018, 4.2 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $27.9 million. During the year ended December 31, 2017, 11.0 million shares of the Company’s common stock were sold under the Prior Cantor Agreement for net proceeds of $30.3 million. At December 31, 2018, the Company had approximately $41.6 million of common stock available to be sold under the Amended Cantor Agreement.

Stockholder Rights Plan

In October 2009, the Company’s Board of Directors adopted an amendment to its 1999 stockholder rights plan, commonly referred to as a “poison pill,” to reduce the exercise price, extend the expiration date and revise certain definitions under the plan. The stockholder rights plan is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company’s common stock, or the common stock of an acquirer, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company’s common stock without the approval of the Board of

Directors under certain circumstances. The Company has designated 250,000 shares of Series C Junior Participating preferred stock for issuance in connection with the stockholder rights plan. As of December 31, 2018, no Series C Junior Participating preferred stock has been issued. The expiration date of the rights issued under the stockholder rights plan is October 27, 2019.

Note 11. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At December 31, 2018, the Company had 0.8 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the Amended “2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. Awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At December 31, 2018, 20,000 performance-based stock options were outstanding. On August 31, 2016, the Company’s Board of Directors adopted the Cerus Corporation Inducement Plan (the “Inducement Plan”), and reserved 1,250,000 shares of its common stock under the Inducement Plan to be used exclusively for the issuance of non-statutory stock options and restricted stock units to individuals who were not previously employees or directors of the Company, or who had experienced a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to the Amended 2008 Plan. Effective June 7, 2017, the Company no longer issues shares from the Inducement Plan.

At December 31, 2018, the Company had an aggregate of approximately 22.9 million shares of its common stock subject to outstanding options or RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.6 million shares and 2.0 million shares were subject to outstanding options and outstanding RSUs, respectively, and approximately 3.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2017	17,138	$4.27
Granted	3,447	4.78
Exercised	(2,195)	3.19
Forfeited	(678)	4.73
Expired	(152)	5.93
Balances at December 31, 2018	17,560	4.47

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2017	1,256	$4.53
Granted (1)	1,420	4.51
Vested	(521)	4.45
Forfeited	(154)	4.22
Balances at December 31, 2018	2,001	4.56
(1)	Includes the number of shares issuable under the performance-based restricted stock unit awards granted during the twelve months ended December 31, 2018.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2018, 2017 and 2016, were $2.8 million, $1.0 million and zero, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2018, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018
Stock options outstanding	17,560	$4.47	6.3	$14,345
Stock options vested and expected to vest	17,276	4.47	6.3	14,179
Stock options exercisable	12,336	4.37	5.4	11,402

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016, was $7.1 million, $0.6 million and $1.9 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,669	$1,323	$1,091
Selling, general and administrative	8,725	8,032	6,974
Total stock-based compensation expense	$10,394	$9,355	$8,065

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2018, 2017 and 2016. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the Company expects to recognize the remaining unamortized stock-based compensation expense of $10.3 million and $5.5 million, respectively, related to non-vested stock options and RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 2.5 years and 1.8 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Year Ended December 31,
	2018	2017	2016
Stock Options:
Expected term (in years)	6.07	6.12	5.85
Estimated volatility	50%	47%	49%
Risk-free interest rate	2.72%	2.14%	1.41%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.74	0.92	0.76
Estimated volatility	47%	57%	47%
Risk-free interest rate	2.34%	1.08%	0.55%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016, was $2.41 per share, $1.98 per share and $2.55 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2018, 2017 and 2016, was $2.29 per share, $1.18 per share and $1.87 per share, respectively.

Note 12. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S. employees may make pre-tax dollar contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. The Company has not contributed to the 401(k) Plan during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2018, the Company approved a 401(k) employer match that is effective in 2019. Under the 401(k) match, the Company will match 50% of the first 6% of each employee’s 401(k) contribution, up to an annual maximum of $5,000. The employer match will vest immediately.

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

The Supply Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. In 2016, the Company paid €3.1 million to Fresenius. In August 2018, the Company entered into an amendment to the Supply Agreement accelerating the payment for the remaining €5.5 million to August 2019. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of December 31, 2018 and 2017, the Company accrued $5.9 million (€5.2 million) and $5.8 million (€4.8 million), respectively, related to the remaining Manufacturing and Development Payments, which were included in “Manufacturing and development obligations – current” on the Company’s consolidated balance sheets.

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amount of prepaid R&D asset and manufacturing efficiency asset at December 31, 2018 and December 31, 2017 (in thousands).

	December 31,
	2018	2017
Prepaid R&D asset - current (1)	$47	$114
Prepaid R&D asset - non-current (2)	2,156	2,162
Manufacturing efficiency asset (2)	1,594	1,839

(2)	Included in “Other current assets” in the Company's consolidated balance sheets.
(3)	Included in “Other assets” in the Company's consolidated balance sheets.

The initial term of the Supply Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two-year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the Supply Agreement, the Company has the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius.

The Company made payments to Fresenius of $21.3 million, $18.1 million and $16.1 million relating to the manufacturing of the Company’s products during the years ended December 31, 2018, 2017 and 2016, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at December 31, 2018 and December 31, 2017(in thousands).

	December 31,
	2018	2017
Payables to Fresenius (1)	$7,812	$4,687
Receivables from Fresenius (2)	1,777	231
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's consolidated balance sheets.

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

As of December 31, 2018 and 2017, $2.3 million and $1.4 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s consolidated balance sheets related to BARDA.

Note 14. Income Taxes

 U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands):

	2018	2017	2016
Loss before income taxes:
U.S.	$(58,048)	$(57,925)	$(63,246)
Foreign	713	1,227	515
Loss before income taxes	$(57,335)	$(56,698)	$(62,731)

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands):

	2018	2017	2016
Provision for income taxes:
Current:
Foreign	$225	$181	$147
Federal	—	—	—
State	—	—	—
Total current	225	181	147
Deferred:
Foreign	—	—	—
Federal	3	3,659	28
State	1	47	—
Total deferred	4	3,706	28
Provision for income taxes	$229	$3,887	$175

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands):

	2018	2017	2016
Federal statutory tax	$(12,040)	$(19,277)	$(21,329)
Tax Act revaluation of deferred taxes	—	81,923	—
Tax Act deemed income inclusion	—	1,083	—
Federal research credits	(1,390)	(1,000)	(809)
State research credits	(655)	(628)	(449)
Expiration of federal carryovers	4,154	—	—
Expiration of state carryovers	1,344	1,475	1,193
Change in valuation allowance	9,913	(59,462)	3,940
Compensation related items	(361)	1,382	484
State taxes	(1,141)	(803)	(990)
Revision to prior year items	—	—	17,200
Other	405	(806)	935
Provision for income taxes	$229	$3,887	$175

The Tax Cuts and Jobs Act (the “Tax Act”) resulted in a significant revaluation in the Company’s deferred tax balances as of the date of December 22, 2017, enactment due to the change in the statutory rate. In addition, all of the previously unremitted earnings of Cerus Europe B.V. were deemed to be distributed as of December 31, 2017, which resulted in a one-time deemed income inclusion.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017, were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$125,016	$117,028
Research and development credit carryforwards	26,705	25,061
Capitalized research and development	15,293	17,195
Compensation related items	8,310	7,011
Other	4,013	3,116
Total deferred tax assets	179,337	169,411
Valuation allowance	(179,245)	(169,332)
Net deferred tax assets	$92	$79

Deferred tax liabilities:
Amortization of goodwill	$127	$111
Total deferred tax liabilities	$127	$111

The valuation allowance increased by $9.9 million for the year ended December 31, 2018, compared to the decrease of $59.5 million and increase of $3.9 million for the years ended December 31, 2017 and 2016, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2018, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

The Company's tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2019-2021	2022-2028	2029-2038	Expiration
Federal losses carryovers	$571,992	$66,880	$171,270	$273,585	$60,257
California loss carryovers	59,752	—	—	59,752	—
Federal research credits	18,631	5,269	7,626	5,736	—
California research credits	10,220	—	—	—	10,220
Federal foreign tax credits	610	—	610	—	—

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2018	2017
Unrecognized tax benefits at beginning of period	$11,062	$10,836
Decreases related to expired carryforwards	(401)	—
Increases related to prior year tax positions	—	19
Increases related to current year tax positions	402	207
Unrecognized tax benefits at end of period	$11,063	$11,062

The Company will recognize accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

Note 15. Segment, Customer and Geographic Information

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2018, 2017 and 2016 (in percentages):

	Year Ended December 31,
	2018	2017	2016
Établissement Français du Sang	38%	22%	*
Advanced Technology Company K.S.C	*	*	12%

* Represents an amount less than 10% of product revenue.

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2018, 2017 and 2016, and was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Product revenue:
France	$23,043	$9,692	$3,485
United States	12,563	6,316	4,480
Belgium	6,788	6,263	6,392
Kuwait	883	2,788	4,415
Other countries	17,631	18,509	18,411
Total product revenue	60,908	43,568	37,183
Government contract revenue:
United States	15,143	7,758	2,092
Total government contract revenue	15,143	7,758	2,092
Total revenue	$76,051	$51,326	$39,275

Long-lived assets by geographical location, which consist of property and equipment, net and intangible assets, net, at December 31, 2018 and 2017, were as follows (in thousands):

	December 31,
	2018	2017
U.S. and territories	$8,252	$2,443
Europe & other	212	212
Total long-lived assets	$8,464	$2,655

Note 16. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Product revenue	$13,564	$15,420	$15,399	$16,525
Gross profit on product revenue	6,234	7,700	7,257	8,083
Government contract revenue	3,455	4,047	3,928	3,713
Net loss	(13,885)	(13,282)	(14,192)	(16,205)
Net loss per share:
Basic	(0.11)	(0.10)	(0.11)	(0.12)
Diluted	(0.11)	(0.10)	(0.11)	(0.12)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Product revenue	$7,006	$9,525	$10,797	$16,240
Gross profit on product revenue	3,312	5,165	5,449	7,111
Government contract revenue	1,428	1,667	2,285	2,378
Net loss	(18,598)	(17,083)	(13,418)	(11,486)
Net loss per share:
Basic	(0.18)	(0.16)	(0.12)	(0.10)
Diluted	(0.18)	(0.16)	(0.12)	(0.10)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 26th day of February, 2019.

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

Signature	Title	Date

/s William M. Greenman William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019

/s/ Kevin D. Green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 26, 2019

/s/ Daniel N. Swisher, Jr. Daniel N. Swisher, Jr.	Chairman of the Board of Directors	February 26, 2019
/s/ Timothy B. Anderson Timothy B. Anderson	Director	February 26, 2019

/s/ Eric H. Bjerkholt Eric H. Bjerkholt	Director	February 26, 2019
/s/ Laurence M. Corash, M.D. Laurence M. Corash, M.D.	Director	February 26, 2019

/s/ Timothy L. Moore Timothy L. Moore	Director	February 26, 2019
/s/ Gail Schulze Gail Schulze	Director	February 26, 2019

/s/ Frank Witney, PH.D. Frank Witney, Ph.D.	Director	February 26, 2019