Form 10-Q
period 2019-03-31
CERUS CORP
filed 2019-05-07
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 25, 2019, there were 137,835,944 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CERS	The Nasdaq Stock Market LLC

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,002	$28,859
Short-term investments	71,426	88,718
Accounts receivable	13,756	8,752
Inventories	15,778	13,539
Prepaid and other current assets	4,958	7,034
Total current assets	134,920	146,902
Non-current assets:
Property and equipment, net	16,089	8,130
Goodwill	1,316	1,316
Operating lease right-of-use assets	15,631	—
Intangible assets, net	284	334
Restricted cash	2,725	2,728
Other assets	4,961	4,050
Total assets	$175,926	$163,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,912	$18,595
Accrued liabilities	18,397	19,800
Manufacturing and development obligations	5,962	5,928
Debt – current	—	7,857
Operating lease liabilities – current	1,560	—
Deferred product revenue – current	763	498
Total current liabilities	47,594	52,678
Non-current liabilities:
Debt – non-current	39,433	22,013
Operating lease liabilities – non-current	19,311	—
Other non-current liabilities	88	4,250
Total liabilities	106,426	78,941
Commitments and contingencies
Stockholders' equity:
Common stock	138	136
Additional paid-in capital	867,091	863,531
Accumulated other comprehensive loss	(70)	(281)
Accumulated deficit	(797,659)	(778,867)
Total stockholders' equity	69,500	84,519
Total liabilities and stockholders' equity	$175,926	$163,460

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Product revenue	$17,504	$13,564
Cost of product revenue	8,432	7,330
Gross profit on product revenue	9,072	6,234
Government contract revenue	4,461	3,455
Operating expenses:
Research and development	13,440	9,437
Selling, general and administrative	16,161	13,607
Total operating expenses	29,601	23,044
Loss from operations	(16,068)	(13,355)
Non-operating expense, net:
Foreign exchange (loss) gain	(162)	108
Interest expense	(2,924)	(915)
Other income, net	422	331
Total non-operating expense, net	(2,664)	(476)
Loss before income taxes	(18,732)	(13,831)
Provision for income taxes	60	54
Net loss	$(18,792)	$(13,885)

Net loss per share:
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)
Weighted average shares outstanding used for calculating net loss per share:
Basic	137,108	124,814
Diluted	137,108	124,814

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(18,792)	$(13,885)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes	211	(329)
Comprehensive loss	$(18,581)	$(14,214)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Three Months Ended March 31, 2019						Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at beginning of period	136,853	$136	$863,531	$(281)	$(778,867)	$84,519	115,555	$115	$760,225	$(97)	$(721,303)	$38,940
Net loss	—	—	—	—	(18,792)	(18,792)	—	—	—	—	(13,885)	(13,885)
Other comprehensive income (loss)	—	—	—	211	—	211	—	—	—	(329)	—	(329)
Issuance of common stock from public offering, net of offering costs	—	—	—	—	—	—	14,039	15	57,247	—	—	57,262
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	965	2	682	—	—	684	951	1	1,294	—	—	1,295
Stock-based compensation	—	—	2,878	—	—	2,878	—	—	2,315	—	—	2,315
Balances at end of period	137,818	$138	$867,091	$(70)	$(797,659)	$69,500	130,545	$131	$821,081	$(426)	$(735,188)	$85,598

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Month Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(18,792)	$(13,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	413
Stock-based compensation	2,878	2,315
Non-cash interest expense	197	269
Changes in operating assets and liabilities:
Accounts receivable	(5,004)	1,926
Inventories	(2,286)	1,224
Other assets	2,165	(1,475)
Accounts payable	2,597	(122)
Accrued liabilities and other non-current liabilities	(4,809)	(1,340)
Manufacturing and development obligations	(118)	164
Deferred product revenue	265	186
Net cash used in operating activities	(22,178)	(10,325)
Investing activities
Capital expenditures	(3,315)	(52)
Purchases of investments	(1,000)	(56,941)
Proceeds from maturities and sale of investments	17,500	12,250
Net cash provided by (used in) investing activities	13,185	(44,743)
Financing activities
Net proceeds from equity incentives	710	1,295
Net proceeds from public offering	—	57,564
Proceeds from loans, net of discount	39,433	—
Repayment of debt	(31,010)	(32)
Net cash provided by financing activities	9,133	58,827
Net increase in cash, cash equivalents and restricted cash	140	3,759
Cash, cash equivalents and restricted cash, beginning of period	31,587	13,930
Cash, cash equivalents and restricted cash, end of period	$31,727	$17,689

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on February 27, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the nature and timing of satisfaction of performance obligations, the timing when the customer obtains control of products or services, the standalone selling price (“SSP”) of performance obligations, variable consideration, accounts receivable, inventory reserves, fair values of investments, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, accrued liabilities, and incremental borrowing rate, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

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

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. The Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative SSP basis, and recognize the product revenue when the performance obligation is satisfied. The Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative product revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 10. Development and License Agreements—Agreement with BARDA” below. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2019 and 2018, were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Product revenue:
Europe, Middle East and Africa	$12,653	$11,006
North America	4,551	2,387
Other	300	171
Total product revenue	$17,504	$13,564

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which is generally from 30 to 60 days. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at March 31, 2019 and December 31, 2018.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the three months ended March 31, 2019 is primarily driven by performance obligations not satisfied but invoiced as of March 31, 2019, offset by $0.2 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2018.

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

Restricted Cash

As of March 31, 2019, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s new office building. As of March 31, 2019 and December 31, 2018, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restrict cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2019, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at March 31, 2019 and December 31, 2018, respectively. These customers cumulatively represented approximately 59% and 50% of the Company’s outstanding trade receivables at March 31, 2019 and December 31, 2018, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2019 and December 31, 2018, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2019 and December 31, 2018, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2019 and December 31, 2018, the Company had $0.4 million and $0.3 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the three months ended March 31, 2019 and 2018, the Company had non-cash purchases of capital expenditures of $2.9 million and less than $0.1 million, respectively.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of March 31, 2019 and December 31, 2018, was $1.7 million and $1.7 million, respectively. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three months ended March 31, 2019 and 2018, there were no impairment charges recognized related to the acquired intangible assets.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1998 through 2017, California tax returns for years through 2017, and Netherlands tax returns for years 2015 through 2017 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2019 and 2018, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2019 and 2018 (shares in thousands):

	Three Months Ended
	March 31,
	2019	2018
Weighted average number of anti-dilutive potential shares:
Stock options	17,648	17,879
Restricted stock units	2,247	1,579
Employee stock purchase plan rights	7	92
Total	19,902	19,550

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company did not have finance leases.

ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain to be exercised. Operating leases are recognized on a straight-line basis over the lease term.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2019 and December 31, 2018.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its condensed consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for certain practical expedient when implementing the new leases standard. The Company adopted the new accounting standard on January 1, 2019, using the modified retrospective method and elected the package of practical expedients for expired or existing contracts, which allowed the Company not to reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company recorded right-of-use assets of $2.4 million in “Operating lease right-of-use assets” on the Company's condensed consolidated balance sheets, and lease liabilities of 2.4 million in aggregate in “Operating lease liabilities – current” and “Operating lease liabilities – non-current” on the Company’s condensed consolidated balance sheets on the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Recently issued accounting pronouncements not yet adopted

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2019 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$4,145	$—	$—	$4,145
United States government agency securities	7,488	—	(11)	7,477
Corporate debt securities	64,008	18	(77)	63,949
Total available-for-sale securities	$75,641	$18	$(88)	$75,571

The following is a summary of available-for-sale securities at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,167	$—	$—	$6,167
United States government agency securities	15,971	—	(23)	15,948
Corporate debt securities	73,028	2	(260)	72,770
Total available-for-sale securities	$95,166	$2	$(283)	$94,885

Available-for-sale securities at March 31, 2019 and December 31, 2018, consisted of the following by contractual maturity (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$75,641	$75,571	$85,227	$84,957
Greater than one year and less than five years	—	—	9,939	9,928
Total available-for-sale securities	$75,641	$75,571	$95,166	$94,885

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$—	$—	$7,477	$(11)	$7,477	$(11)
Corporate debt securities	—	—	47,479	(77)	47,479	(77)
Total available-for-sale securities	$—	$—	$54,956	$(88)	$54,956	$(88)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$14,948	$(22)	$999	$(1)	$15,947	$(23)
Corporate debt securities	60,813	(231)	9,976	(29)	70,789	(260)
Total available-for-sale securities	$75,761	$(253)	$10,975	$(30)	$86,736	$(283)

As of March 31, 2019, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2019 and 2018.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2019, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$4,145	$4,145	$—	$—
United States government agency securities	Short-term investments	7,477	—	7,477	—
Corporate debt securities	Short-term investments	63,949	—	63,949	—
Total financial assets		$75,571	$4,145	$71,426	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,167	$6,167	$—	$—
United States government agency securities	Short-term investments	15,948	—	15,948	—
Corporate debt securities	Short-term investments	72,770	—	72,770	—
Total financial assets		$94,885	$6,167	$88,718	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2019.

Note 3. Inventories

Inventories at March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Work-in-process	$4,342	$3,075
Finished goods	11,436	10,464
Total inventories	$15,778	$13,539

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued professional services	$8,323	$4,544
Accrued compensation and related costs	6,490	10,765
Accrued development costs	1,908	1,965
Other accrued expenses	1,676	2,526
Total accrued liabilities	$18,397	$19,800

Note 5. Debt

Debt at March 31, 2019, consisted of the following (in thousands):

	March 31, 2019
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(567)	$39,433
Less: debt – current	—	—	—
Debt – non-current	$40,000	$(567)	$39,433

Debt at December 31, 2018, consisted of the following (in thousands):

	December 31, 2018
	Principal	Unamortized Discount	Net Carrying Value
Oxford Term Loan Agreement	$30,000	$(130)	$29,870
Less: debt – current	(7,857)	—	(7,857)
Debt – non-current	$22,143	$(130)	$22,013

Principal, interest and fee payments on debt at March 31, 2019, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2019	$—	$2,250	$2,250
2020	—	3,335	3,335
2021	—	3,326	3,326
2022	15,000	2,909	17,909
2023	20,000	1,315	21,315
2024	5,000	1,270	6,270
Total	$40,000	$14,405	$54,405

Loan and Security Agreement

Prior to March 29, 2019, the Company maintained a loan and security agreement (the “Oxford Term Loan Agreement”) with Oxford Finance LLC (“Oxford”). The Oxford Term Loan Agreement provided for secured growth capital term loans of up to $40.0 million. The Oxford Term Loan Agreement was available in two tranches. The first tranche of $30.0 million (“2017 Term Loan A”) was drawn by the Company on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under the previous Term Loan Agreement of $17.6 million and the final payment of the previous Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million (“2017 Term Loan B”) expired on May 14, 2018, and the Company did not elect to draw the 2017 Term Loan B.

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under the Oxford Term Loan Agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million. As of March 31, 2019, all obligations under the Oxford Term Loan Agreement have terminated. As a result, the Company recorded a loss of $2.1 million on the extinguishment of Oxford term loans in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. The effective interest rate on the Term Loan at March 31, 2019 was approximately 8.20%. All three tranches require interest only payments through April 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are declining fees for the entirety of its term. No amounts were borrowed under the Revolving Loan Credit Agreement as of March 31, 2019.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain non-financial covenants, with which the Company was in compliance at March 31, 2019. Additionally, both agreements are secured by most of the Company’s assets, excluding intellectual property.

Note 6. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2030, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company recorded the lease right-of-use asset and obligation at the present value of lease payments over the lease term. The rates implicit in the Company’s leases are generally not readily determinable. The Company must estimate its incremental borrowing rate to discount the lease payments to present value. Operating lease assets also include lease incentives.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Three Months Ended
March 31, 2019
Cash payments for operating leases	$734
Right-of-use assets obtained in exchange for operating lease obligations	13,560

March 31, 2019
Weighted-average remaining lease term	9.9 years
Weighted-average discount rate	9.0%

Future minimum non-cancelable payments under operating leases as of March 31, 2019, were as follows (in thousands):

Operating Leases
Remainder of 2019	$2,796
2020	3,047
2021	3,086
2022	2,714
2023	2,610
Thereafter	18,690
Total future lease payments	$32,943
Less imputed interest	12,072
Present value of lease liabilities	$20,871

During the three months ended March 31, 2019 and 2018, the Company recorded operating lease cost of $0.5 million and $0.3 million, respectively. As of March 31, 2019, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 7. Stockholders’ Equity

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co. (“Cantor”), which amount included the $31.4 million of unsold shares of common stock available for sale immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2019, no shares of the Company’s common stock were sold under the Amended Cantor Agreement. At March 31, 2019, the Company had approximately $41.6 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At March 31, 2019, the Company had 0.7 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant and will generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At March 31, 2019, 45,000 performance-based stock awards were outstanding.

At March 31, 2019, the Company had an aggregate of approximately 21.3 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.7 million shares and 2.4 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 1.2 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2018	17,560	$4.47
Granted	290	6.13
Exercised	(71)	2.90
Forfeited/canceled	(57)	5.56
Balances at March 31, 2019	17,722	4.50

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2018 (1)	2,001	$4.56
Granted (1)	1,201	6.79
Vested	(800)	4.48
Forfeited	(3)	4.32
Balances at March 31, 2019	2,399	5.70
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of less than $0.1 million for the three months ended March 31, 2019 and 2018, primarily related to the operating income of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

Agreements with Fresenius

Fresenius Kabi AG (“Fresenius”) manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components.

The Supply Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. In 2016, the Company paid €3.1 million to Fresenius. In August 2018, the Company entered into an amendment to the Supply Agreement accelerating the payment for the remaining €5.5 million to August 2019. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of March 31, 2019 and December 31, 2018, the Company accrued $6.0 million (€5.3 million) and $5.9 million (€5.2 million), respectively, related to the Manufacturing and Development Payments.

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Prepaid R&D asset – current (1)	$46	$47
Prepaid R&D asset – non-current (2)	2,152	2,156
Manufacturing efficiency asset (2)	1,533	1,594

(1)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other assets” in the Company's condensed consolidated balance sheets.

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

The Company made payments to Fresenius of $7.8 million and $5.4 million relating to the manufacturing of the Company’s products during the three months ended March 31, 2019 and 2018, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Payables to Fresenius (1)	$7,507	$7,812
Receivables from Fresenius (2)	954	1,777
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

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

As of March 31, 2019 and December 31, 2018, $4.2 million and $2.3 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Établissement Français du Sang	29%	41%
American Red Cross	13%	*

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may occur in future periods.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities to grant marketing approvals for our products or for product extensions or additional claims for our products, our ability to obtain and maintain reimbursement approvals for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreement with BARDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius and third parties to manufacture or supply certain components or compounds for the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we plan to complete additional development activities to support CE Mark submission for the red blood cell system, such activities could prolong the development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system prior to 2020, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, manufactured compounds used to prepare INTERCEPT treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In 2016, we entered into a five-year agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, to receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of Zika virus risk. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “BARDA” below for more information.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our term loan agreement and revolving loan agreement with MidCap Financial Trust, or MidCap, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts for 2019 will continue to be largely focused on implementing INTERCEPT at customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. We also plan to perform in vitro studies and seek a premarket approval, or PMA, supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA. Even if we were to receive approval for a PMA supplement for extended storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into agreements with Établissement Français du Sang, or EFS to supply illuminators and platelet and plasma disposable kits. We understand that the EFS has adopted the platelet system across France, but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS, in our current contract or otherwise. In addition, significant product revenue from the French market may decline or not consistently occur quarter-over-quarter. We cannot assure that the EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius. In 2016, we paid €3.1 million to Fresenius. In August 2018, we entered into an amendment to the Supply Agreement, accelerating the payment for the remaining €5.5 million to August 2019. Because these payments represent unconditional payment obligations, we recognized our liability for these payments at their net present value using a discount rate of 9.72% based on our effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of March 31, 2019, we had accrued $6.0 million (€5.3 million) related to the Manufacturing and Development Payments, which were included in “Manufacturing and development obligations –current” on our condensed consolidated balance sheets.

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

BARDA

In June 2016, we entered into an agreement with BARDA to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including funding studies necessary to support a potential premarket approval application submission to the FDA for the red blood cell system, and acceleration of commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

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

Equity and Debt Agreements

Cantor

On August 4, 2017, we entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co., or the Amended Cantor Agreement. The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of our common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co., or Cantor. Under the Amended Cantor Agreement, Cantor also acts as our sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. During the three months ended March 31, 2019, no shares of our common stock were sold under the Amended Cantor Agreement. The issuance and sale of our shares pursuant to the Amended Cantor Agreement are registered under the Securities Act of 1933, as amended. At March 31, 2019, we had approximately $41.6 million of common stock available to be sold under the Amended Cantor Agreement.

Loan and Security Agreement

Prior to March 29, 2019, we maintained a loan and security agreement, or the Oxford Term Loan Agreement with Oxford Finance LLC, or Oxford. The Oxford Term Loan Agreement provided for secured growth capital term loans of up to $40.0 million. The Oxford Term Loan Agreement was available in two tranches. We drew the first tranche of $30.0 million, or the 2017 Term Loan A, on July 31, 2017, with the proceeds used in part to repay in full all of the outstanding term loans under a previous Term Loan Agreement of $17.6 million and the final payment of a previous Term Loan Agreement of $1.4 million. The availability of the second tranche of $10.0 million, or the 2017 Term Loan B, expired on May 14, 2018, and we did not elect to draw the 2017 Term Loan B.

On March 29, 2019, or the Closing Date, we entered into a Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, with MidCap to borrow up to $70 million in three tranches, or collectively the 2019 Term Loan, with a maturity date of March 1, 2024. The first advance of $40.0 million, or Tranche 1, was drawn by us on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under the Oxford Term Loan Agreement. We repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million. As of March 31, 2019, all obligations under the Oxford Term Loan Agreement have terminated. As a result, we recorded a loss of $2.1 million on the extinguishment of Oxford term loans in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million, or Tranche 2, will be available from January 1, 2020 through December 31, 2020, subject to the our satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million, or Tranche 3, will be available starting April 1, 2020, through March 31, 2021, subject to our satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. The effective interest rate on the Term Loan at March 31, 2019, was approximately 8.20%. All three tranches require interest only payments through April 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary, at which time there is no early termination fee. Upon the final payment, we must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to us.

We also entered into a Credit, Security and Guaranty Agreement (Revolving Loan), or (the Revolving Loan Credit Agreement, with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Agreement can be increased, upon request by us by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are declining fees for the entirety of its term. No amounts were borrowed under the Revolving Loan Credit Agreement as of March 31, 2019.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain non-financial covenants, with which we were in compliance at March 31, 2019. Additionally, both agreements are secured by most of our assets, excluding intellectual property.

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

Results of Operations

Three months ended March 31, 2019 and 2018

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Change
Product revenue	$17,504	$13,564	$3,940	29%
Government contract revenue	4,461	3,455	1,006	29%
Total revenue	$21,965	$17,019	$4,946	29%

Product revenue increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to year-over-year sales volume growth in disposable kit sales in the U.S, the majority of which resulted from the increased adoption of the platelet system in the U.S., and increased disposable kit sales in the Middle East, partially offset by the product mix in France and the deterioration in the Euro relative to the U.S. dollar of approximately 8% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, as most product revenue has been invoiced and transacted in Euro, and reported in U.S. dollars.

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

We recognized $4.5 million and $3.5 million of revenue from our BARDA agreement during the three months ended March 31, 2019 and 2018, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS study continues to enroll patients, as we anticipate ramping our ReCePI study, and as the other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Change
Cost of product revenue	$8,432	$7,330	$1,102	15%

Cost of product revenue increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily due to the increase of sales in the current period compared to the same period of the prior year.

Our gross margin on product sales was 52% during the three months ended March 31, 2019, compared to 46% during the three months ended March 31, 2018. The increase in gross margin on product sales was primarily due to economies of scale and lower pricing from our contract manufacturer, improved product mix with respect to sales in France, and increased demand for platelet products.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Change
Research and development	$13,440	$9,437	$4,003	42%

Research and development expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the increased costs associated with clinical development of our INTERCEPT red blood cell system, activities related to the BARDA agreement, and increased headcount costs.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Change
Selling, general and administrative	$16,161	$13,607	$2,554	19%

Selling, general, and administrative expenses increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to investments in our manufacturing and supply chain capabilities. We anticipate our selling, general, and administrative spending to remain relatively consistent over the remainder of 2019.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Change
Foreign exchange (loss) gain	$(162)	$108	$(270)	(250%)
Interest expense	(2,924)	(915)	(2,009)	220%
Other income, net	422	331	91	27%
Total non-operating expense, net	$(2,664)	$(476)	$(2,188)	460%

Foreign Exchange Loss

We recorded a foreign exchange loss during the three months ended March 31, 2019, compared to a foreign exchange gain during the three months ended March 31, 2018, primarily due to the decline of foreign exchange rates for the Euro.

Interest Expense

Interest expense increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the loss of $2.1 million on the extinguishment of the Oxford Term Loan Agreement. See discussion under “Equity and Debt Agreements – Debt Agreement” above for more information.

Other Income, Net

Other income, net increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the increase of interest income from our investments in marketable securities.

Provision for Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded tax expense of less than $0.1 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2019.

As of March 31, 2019, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At March 31, 2019, we had cash, cash equivalents, and restricted cash of $31.7 million, of which $29.0 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. At December 31, 2018, we had cash, cash equivalents, and restricted cash of $31.6 million, of which $28.9 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $71.4 million of short-term investments at March 31, 2019, and $88.7 million at December 31, 2018. We also had total indebtedness of approximately $39.4 million under our Term Loan Credit Agreement at March 31, 2019, and $29.9 million under our Oxford Term Loan Agreement at December 31, 2018, respectively. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $22.2 million for the three months ended March 31, 2019, compared to $10.3 million net cash used during the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily related to the timing of accounts receivable collections, and the timing of payments and purchases related to inventories during the three months ended March 31, 2019, as compared to the same period in 2018.

Investing Activities

Net cash provided by investing activities was $13.2 million for the three months ended March 31, 2019, compared to $44.7 million net cash used by investing activities during the three months ended March 31, 2018. The change period over period was primarily the result of higher purchases of investments during the three months ended March 31, 2018, from the proceeds from our January 2018 public offering of common stock.

Financing Activities

Net cash provided by financing activities was $9.1 million during the three months ended March 31, 2019, compared to $58.8 million net cash provided during the three months ended March 31, 2018. The decrease in net cash provided by financing activities was primarily due to the proceeds of approximately $57.2 million, net of the underwriting discounts and other issuance costs, received from our January 2018 public offering of common stock, partially offset by the net proceeds of $7.8 million received from the 2019 Term Loan described in more detail above during the three months ended March 31, 2019.

Working Capital

Working capital decreased to $87.3 million at March 31, 2019, from $94.2 million at December 31, 2018, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances, partially offset by the net proceeds received from the 2019 Term Loan and the extinguishment of the current notes payable of the 2017 Term Loan A.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2019:

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$54,405	$3,080	$6,651	$44,674	$—
Operating leases	32,943	3,701	5,734	5,292	18,216
Minimum purchase requirements	23,636	13,990	6,127	3,098	421
Manufacturing and development obligations	6,169	6,169	—	—	—
Other commitments	380	340	40	—	—
Total contractual obligations	$117,533	$27,280	$18,552	$53,064	$18,637

Debt

See “Equity and Debt Agreements—Loan and Security Agreement” above for more information on the debt.

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

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the three months ended March 31, 2019, or for the year ended December 31, 2018. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See “New Accounting Pronouncements” section in Note 1, “Summary of Significant Accounting Policies” in the Notes to our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. For example, in connection with the nation-wide deployment of INTERCEPT platelets in France, our customer, Établissement Français du Sang, or EFS, has encountered instances of leakage in the disposable kits. Although the relative number of reports is not disproportionate to the number we have seen in other markets, because of the high number of new sites, and the high utilization rates throughout France, the absolute number of incidents has triggered a report to the French National Agency for Medicines and Health Products Safety, or ANSM. We have been working with EFS and will continue to work with EFS to investigate and address these reported leakage issues. We currently believe that our response to EFS has been satisfactory, but if EFS continues to experience leakages or if we are unable to successfully resolve any other product complaints from EFS in the future, EFS may stop using our products. In addition, the U.S. is currently experiencing a shortage of platelet components in many markets. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers and blood centers, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results.

In July 2017, we entered into new agreements with the EFS to supply illuminators and platelet and plasma disposable kits. While the EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted. Our existing contract with the EFS does not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. Our existing contract with the EFS provides for a base term of two years from July 2017 with two options for the EFS to extend for one year each. We cannot assure that the EFS will exercise its options, or continue to use the INTERCEPT Blood System at historical levels or at all.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected near-term sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, and support the systems are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to invest in research and development costs as we pursue a PMA supplement for extended-storage cryoprecipitate and hire employees and possibly retain contract resources to build a specialized commercial effort to sell that product directly to hospitals. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products including extended-storage cryoprecipitate and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval of our recent submission for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

Red Blood Cell System

While we have recently submitted for CE Mark approval of our red blood cell system, it has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. We understand that one of our component suppliers for our red blood cell system is in receivership and its assets have been put up for sale by the court. We have no visibility and cannot control who the ultimate purchaser of the assets will be. We currently understand that no purchaser has been identified and that it is very unlikely a purchaser will be identified who is capable and willing to produce the active compound according to our specifications in the facility. Accordingly, we do not currently have a qualified manufacturer to produce the active compound beyond our existing inventory levels, which are in insufficient quantity to complete our clinical trials or launch a product commercially. While we are in the process of identifying alternate manufactures of our red blood cell compounds, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval or commercialization and will cause us to incur additional cost. In addition, our supplier in receivership was unable to maintain its production facility in accordance with cGMP requirements. As a result, unless we are able to obtain the release of previously manufactured components under the cGMP requirements and qualify a new manufacturer prior to existing inventory levels expiring or running out, we will have delays in completing our clinical trials or delays in supplying product for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

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

We will need to successfully conduct and complete each of the RedeS and ReCePI studies as well as an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Moreover, we do not currently have an approved protocol to investigate any antibody formation from S-303-treated red blood cells, should one occur. Our ability to successfully investigate the underlying cause of any detected anti-body, assess clinical significance and imputability will depend on having such a protocol in place prior to occurrence of such an event. Our clinical trials, RedeS and ReCePI, each allow for events where antibodies to amustaline (S-303) are detected in the absence of clinical hemolysis. Should we see three or more events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, or a single event with clinical hemolysis, then completion of the study will be delayed or permanently halted until we can demonstrate that the antibodies were not clinically significant and the FDA and the Data and Safety Monitoring Board, or DSMB, agree to continue the study. To date, a single S-303 antibody event without evidence of hemolysis has been detected in the RedeS study. We do not yet know if the single S-303 antibody event was in the control or test arm, however the event is not clinically significant. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond that which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018. We do not expect to receive any regulatory approvals of our red blood cell system prior to 2020, if ever. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned or will have to redesign the illuminators used in the platelet and plasma systems and we will need to receive approval of these changes from the FDA. Further, certain plastics used to make INTERCEPT disposable kits are no longer available. We have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify, validate and obtain approval for those plastics for our plasma product in any other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended storage cryoprecipitate and possibly for other plasma-derived biological plasma products. Even if we were to receive approval for a PMA supplement for extended storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance. The market dynamics may require or we may choose to pursue a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

Further, in June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and the U.K. government delivered a notice of withdrawal in March 2017, with the U.K. scheduled to exit the E.U. by October 2019. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the E.U. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

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

Our products are a novel technology in the U.S. and blood centers and clinicians have little to no experience with pathogen reduction systems. Further, we have no prior experience commercializing products in the U.S. We may be unable to develop and maintain an effective and qualified U.S. based commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our products in the U.S.

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may continue to provide adoption incentives which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build relationships, additional routine-use data and trust from the industry. As a company, we have no prior experience in commercializing any products in the U.S., and we still need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the hospital affairs, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT blood system, including extended storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third party manufacturer(s), as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark and FDA approval for our platelet product using the alternate plastics, but will need to qualify, validate and obtain approval for those plastics for our plasma product before we can utilize them in worldwide commercial manufacturing. In addition, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for clinical use, commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions or clinical trials. Should non-conformities occur in the future, we may be unable to manufacture products to support our red blood cell clinical trials, or to meet customer demand for our commercial products, which would result in delays for our clinical programs, or lost sales for our commercial products, and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses. For example, in April 2018, we instituted a voluntary recall in the E.U. of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT –treated platelets. We may voluntarily recall additional lots of disposable kits if this incomplete seal is identified in other lots. This voluntary recall may have a material adverse effect on the customers impacted and potentially impacted by the recall, as well as our relationship with such customers. In addition, in September 2018, we instituted a voluntary recall in the U.S. of a specified lot after we identified the possibility that an incorrect sized bag may have been used in the manufacture of INTERCEPT platelet kits. While we do not believe this recall affected patient safety in any way, our reputation with customers may be negatively impacted and regulators may require additional measures to ensure quality controls are adequate.

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

With respect to the manufacture of our products, our third party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device is no longer available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent as a last time purchase. However, the amount of material is finite and we and our contract manufacturer will need to qualify an alternate solvent used in the manufacture of the raw material. The raw material from this last time build has not consistently met our specifications after further processing into components. If we are unable to use all of the raw material produced during the final production run, we may need to seek changes to our platelet system operating parameters from regulators, require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Should we be unsuccessful in any of these initiatives, we may be unable to provide customers with product to meet their production needs which may cause irreparable harm in the marketplace. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

MacoPharma has received CE Mark for a UVC-based product for pathogen reduced platelets. MacoPharma currently has a Phase 3 clinical trial underway in Germany to generate additional data for expanded approvals. In addition, Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE Marks for its system for both platelets and plasma. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and has received a Class II CE Mark. MacoPharma or Terumo BCT’s products may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo BCT’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete with their products and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Covenants in our Term Loan Credit Agreement and Revolving Loan Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Term Loan Credit Agreement.

As of March 31, 2019, our total indebtedness under our Term Loan Credit Agreement was approximately $39.4 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

We recently signed a lease for a new corporate headquarters and laboratories and plan to move all of our research and development personnel and most of our selling general and administrative personnel in the United States to this new location. A move of this magnitude and complexity will be expensive and may be disruptive to our operations. For example, all of our laboratory equipment will need to be moved, many requiring calibration and validation prior to being ready for use in ongoing and new studies. In addition, we will need to update our existing regulatory applications to reflect the change in our corporate headquarters, including an update to regulatory applications with in-country ministries of health in some territories. Delays or problems resulting from the move may cause a delay in our ability to commence or complete these studies or interrupt our ability to supply product to our customers in affected territories.

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

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our Term Loan Credit Agreement or Revolving Loan Credit Agreement may be calculated using another reference rate.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. U.S. dollar LIBOR is used as a benchmark rate in our Term Loan Credit Agreement and Revolving Loan Credit Agreement. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including our Term Loan Credit Agreement and Revolving Loan Credit Agreement, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our Term Loan Credit Agreement, Revolving Loan Credit Agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of expanding our commercialization efforts, developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, supply chain activities and reporting capabilities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be unable to assert that our internal controls are effective. For example, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014, because material weaknesses existed in our internal control over financial reporting related to the valuation of our inventory and cost of product revenue and the timeliness and accuracy of recording adjustments to certain accrued liabilities as reported on our condensed consolidated balance sheets and statements of operations. Although we have been able to successfully remediate those internal control deficiencies, to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our condensed consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

3.6 (5)	Certificate of Eliminations of Series A Preferred Stock and Series C Junior Participating Preferred Stock of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1†	Credit, Security and Guaranty Agreement (Term Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.2†	Credit, Security and Guaranty Agreement (Revolving Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.3*	2018 and 2019 Executive Officer Compensation Arrangements

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on March 5, 2019
(6)

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

†

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERUS CORPORATION

Date: May 7, 2019	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)