Form 10-Q
period 2019-06-30
CERUS CORP
filed 2019-08-01
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File Number 000-21937

CERUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Concord Avenue, Suite 600 Concord, California	94520
(Address of principal executive offices)	(Zip Code)

(925) 288-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CERS	The Nasdaq Stock Market LLC

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

As of July 22, 2019, there were 140,321,542 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,543	$28,859
Short-term investments	72,659	88,718
Accounts receivable	13,432	8,752
Inventories	17,447	13,539
Prepaid and other current assets	8,756	7,034
Total current assets	135,837	146,902
Non-current assets:
Property and equipment, net	15,345	8,130
Goodwill	1,316	1,316
Operating lease right-of-use assets	14,417	—
Intangible assets, net	233	334
Restricted cash	2,677	2,728
Other assets	4,802	4,050
Total assets	$174,627	$163,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,058	$18,595
Accrued liabilities	16,654	19,800
Manufacturing and development obligations	6,198	5,928
Debt – revolving loan	4,496	—
Debt – term loan	—	7,857
Operating lease liabilities – current	1,711	—
Deferred product revenue – current	665	498
Total current liabilities	50,782	52,678
Non-current liabilities:
Debt – non-current	39,327	22,013
Operating lease liabilities – non-current	18,722	—
Other non-current liabilities	164	4,250
Total liabilities	108,995	78,941
Commitments and contingencies
Stockholders' equity:
Common stock	140	136
Additional paid-in capital	880,622	863,531
Accumulated other comprehensive income (loss)	91	(281)
Accumulated deficit	(815,221)	(778,867)
Total stockholders' equity	65,632	84,519
Total liabilities and stockholders' equity	$174,627	$163,460

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product revenue	$18,209	$15,420	$35,713	$28,984
Cost of product revenue	8,111	7,720	16,543	15,050
Gross profit on product revenue	10,098	7,700	19,170	13,934
Government contract revenue	4,266	4,047	8,727	7,502
Operating expenses:
Research and development	14,417	9,881	27,857	19,318
Selling, general and administrative	16,740	14,437	32,901	28,044
Total operating expenses	31,157	24,318	60,758	47,362
Loss from operations	(16,793)	(12,571)	(32,861)	(25,926)
Non-operating expense, net:
Foreign exchange gain (loss)	105	(138)	(57)	(30)
Interest expense	(1,150)	(958)	(4,074)	(1,873)
Other income, net	337	444	759	775
Total non-operating expense, net	(708)	(652)	(3,372)	(1,128)
Loss before income taxes	(17,501)	(13,223)	(36,233)	(27,054)
Provision for income taxes	61	59	121	113
Net loss	$(17,562)	$(13,282)	$(36,354)	$(27,167)

Net loss per share:
Basic and diluted	$(0.13)	$(0.10)	$(0.26)	$(0.21)
Weighted average shares used for calculating net loss per share:
Basic and diluted	138,281	131,352	137,698	128,101

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(17,562)	$(13,282)	$(36,354)	$(27,167)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes	161	9	372	(320)
Comprehensive loss	$(17,401)	$(13,273)	$(35,982)	$(27,487)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at beginning of period	137,818	138	867,091	(70)	(797,659)	69,500	130,545	131	821,081	(426)	(735,188)	$85,598
Net loss	—	—	—	—	(17,562)	(17,562)	—	—	—	—	(13,282)	(13,282)
Other comprehensive income	—	—	—	161	—	161	—	—	—	9	—	9
Issuance of common stock from public offering, net of offering costs	1,978	2	9,834	—	—	9,836	1,780	2	11,908	—	—	11,910
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	265	—	558	—	—	558	1,137	—	3,616	—	—	3,616
Stock-based compensation	—	—	3,139	—	—	3,139	—	—	2,593	—	—	2,593
Balances at end of period	140,061	$140	$880,622	$91	$(815,221)	$65,632	133,462	$133	$839,198	$(417)	$(748,470)	$90,444

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at beginning of period	136,853	136	863,531	(281)	(778,867)	84,519	115,555	115	760,225	(97)	(721,303)	38,940
Net loss	—	—	—	—	(36,354)	(36,354)	—	—	—	—	(27,167)	(27,167)
Other comprehensive income (loss)	—	—	—	372	—	372	—	—	—	(320)	—	(320)
Issuance of common stock from public offering, net of offering costs	1,978	2	9,834	—	—	9,836	15,819	17	69,155	—	—	69,172
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,230	2	1,240	—	—	1,242	2,088	1	4,910	—	—	4,911
Stock-based compensation	—	—	6,017	—	—	6,017	—	—	4,908	—	—	4,908
Balances at end of period	140,061	$140	$880,622	$91	$(815,221)	$65,632	133,462	$133	$839,198	$(417)	$(748,470)	$90,444

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(36,354)	$(27,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,908	788
Stock-based compensation	6,017	4,908
Non-cash interest expense	247	537
Loss on disposal of property and equipment	14	5
Changes in operating assets and liabilities:
Accounts receivable	(4,680)	1,027
Inventories	(3,977)	1,458
Other assets	1,817	(1,587)
Accounts payable	3,229	154
Accrued liabilities and other non-current liabilities	(3,410)	554
Manufacturing and development obligations	(38)	(148)
Deferred product revenue	167	216
Net cash used in operating activities	(35,060)	(19,255)
Investing activities
Capital expenditures	(6,516)	(145)
Purchases of investments	(27,728)	(75,462)
Proceeds from maturities and sale of investments	43,000	24,002
Net cash provided by (used in) investing activities	8,756	(51,605)
Financing activities
Net proceeds from equity incentives	1,270	4,912
Net proceeds from public offering	6,783	69,117
Net proceeds from revolving line of credit	4,496	—
Proceeds from loans	39,433	—
Repayment of debt	(31,045)	(65)
Net cash provided by financing activities	20,937	73,964
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,367)	3,104
Cash, cash equivalents and restricted cash, beginning of period	31,587	13,930
Cash, cash equivalents and restricted cash, end of period	$26,220	$17,034

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future periods.

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

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 10. Development and License Agreements—Agreement with BARDA”. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product revenue:
Europe, Middle East and Africa	$12,748	$12,018	$25,400	$23,024
North America	5,158	3,149	9,709	5,536
Other	303	253	604	424
Total product revenue	$18,209	$15,420	$35,713	$28,984

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which is generally from 30 to 60 days. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at June 30, 2019 and December 31, 2018.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the six months ended June 30, 2019 is primarily driven by performance obligations not satisfied but invoiced as of June 30, 2019, offset by $0.4 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2018.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s unaudited condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s unaudited condensed consolidated statements of operations.

Restricted Cash

As of June 30, 2019, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s new office building. As of June 30, 2019 and December 31, 2018, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restrict cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2019, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at June 30, 2019 and December 31, 2018, respectively. These customers cumulatively represented approximately 58% and 50% of the Company’s outstanding trade receivables at June 30, 2019 and December 31, 2018, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2019 and December 31, 2018, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production of finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2019 and December 31, 2018, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2019 and December 31, 2018, the Company had $0.3 million recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the six months ended June 30, 2019 and 2018, the Company had non-cash purchases of capital expenditures of $2.9 million and $0.4 million, respectively.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of June 30, 2019 and December 31, 2018, was $1.8 million and $1.7 million, respectively. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three and six months ended June 30, 2019 and 2018, there were no impairment charges recognized related to the acquired intangible assets.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2019 and 2018, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2019 and 2018 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of anti-dilutive potential shares:
Stock options	17,691	18,631	17,670	18,259
Restricted stock units	2,897	2,024	2,578	1,803
Employee stock purchase plan rights	—	171	—	157
Total	20,588	20,826	20,248	20,219

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company did not have finance leases.

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

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements that the Company is a party to contain provisions that indemnify the counter party from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third-party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The Company applies the provisions of fair value relating to its financial assets and liabilities. The carrying amounts of accounts receivables, accounts payable, and other accrued liabilities approximate their fair value due to the relative short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its debt approximates their carrying amounts. The Company measures and records certain financial assets and liabilities at fair value on a recurring basis, including its available-for-sale securities. The Company classifies instruments within Level 1 if quoted prices are available in active markets for identical assets, which include the Company’s cash accounts and money market funds. The Company classifies instruments in Level 2 if the instruments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These instruments include the Company’s corporate debt and U.S. government agency securities holdings. The available-for-sale securities are held by a custodian who obtains investment prices from a third-party pricing provider that uses standard inputs (observable in the market) to models which vary by asset class. The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company assesses any transfers among fair value measurement levels at the end of each reporting period.

See Note 2 for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its condensed consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for certain practical expedient when implementing the new leases standard. The Company adopted the new accounting standard on January 1, 2019, using the modified retrospective method and elected the package of practical expedients for expired or existing contracts, which allowed the Company not to reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company recorded right-of-use assets of $2.4 million in “Operating lease right-of-use assets” in the Company's condensed consolidated balance sheets, and lease liabilities of $2.4 million in aggregate in “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s condensed consolidated balance sheets on the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2019 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States government agency securities	$11,028	$5	$(3)	$11,030
Corporate debt securities	61,540	103	(14)	61,629
Total available-for-sale securities	$72,568	$108	$(17)	$72,659

The following is a summary of available-for-sale securities at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,167	$—	$—	$6,167
United States government agency securities	15,971	—	(23)	15,948
Corporate debt securities	73,028	2	(260)	72,770
Total available-for-sale securities	$95,166	$2	$(283)	$94,885

Available-for-sale securities at June 30, 2019 and December 31, 2018, consisted of the following by contractual maturity (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$49,997	$50,034	$85,227	$84,957
Greater than one year and less than five years	22,571	22,625	9,939	9,928
Total available-for-sale securities	$72,568	$72,659	$95,166	$94,885

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$5,527	$(2)	$3,496	$(1)	$9,023	$(3)
Corporate debt securities	4,050	(5)	22,003	(9)	26,053	(14)
Total available-for-sale securities	$9,577	$(7)	$25,499	$(10)	$35,076	$(17)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$14,948	$(22)	$999	$(1)	$15,947	$(23)
Corporate debt securities	60,813	(231)	9,976	(29)	70,789	(260)
Total available-for-sale securities	$75,761	$(253)	$10,975	$(30)	$86,736	$(283)

As of June 30, 2019, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2019 and 2018.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2019, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
United States government agency securities	Short-term investments	$11,030	$—	$11,030	$—
Corporate debt securities	Short-term investments	61,629	—	61,629	—
Total financial assets		$72,659	$—	$72,659	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,167	$6,167	$—	$—
United States government agency securities	Short-term investments	15,948	—	15,948	—
Corporate debt securities	Short-term investments	72,770	—	72,770	—
Total financial assets		$94,885	$6,167	$88,718	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2019.

Note 3. Inventories

Inventories at June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Work-in-process	$4,633	$3,075
Finished goods	12,814	10,464
Total inventories	$17,447	$13,539

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and related costs	$8,073	$10,765
Accrued professional services	4,652	4,544
Other accrued expenses	3,929	4,491
Total accrued liabilities	$16,654	$19,800

Note 5. Debt

Debt at June 30, 2019, consisted of the following (in thousands):

	June 30, 2019
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(673)	$39,327
Less: debt – current	—	—	—
Debt – non-current	$40,000	$(673)	$39,327

Debt at December 31, 2018, consisted of the following (in thousands):

	December 31, 2018
	Principal	Unamortized Discount	Net Carrying Value
Oxford Term Loan Agreement	$30,000	$(130)	$29,870
Less: debt – current	(7,857)	—	(7,857)
Debt – non-current	$22,143	$(130)	$22,013

Principal, interest and fee payments on Term Loan Credit Agreement at June 30, 2019, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2019	$—	$1,648	$1,648
2020	—	3,294	3,294
2021	—	3,285	3,285
2022	15,000	2,873	17,873
2023	20,000	1,300	21,300
2024	5,000	1,269	6,269
Total	$40,000	$13,669	$53,669

Loan Agreements

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

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under the Oxford Term Loan Agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under the Oxford Term Loan Agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of Oxford term loans in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. The effective interest rate on the Term Loan at June 30, 2019 was approximately 8.10%. All three tranches require interest only payments through April 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are declining fees for the entirety of its term. As of June 30, 2019, the Company had borrowed $4.5 million under the Revolving Loan Credit Agreement, which is included in “Debt – revolving loan” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain non-financial covenants, with which the Company was in compliance at June 30, 2019. Additionally, both agreements are secured by most of the Company’s assets, excluding intellectual property.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Six Months Ended
June 30, 2019
Cash payments for operating leases	$1,693
Right-of-use assets obtained in exchange for operating lease obligations	12,865

June 30, 2019
Weighted-average remaining lease term	9.7 years
Weighted-average discount rate	9.0%

Future minimum non-cancelable payments under operating leases as of June 30, 2019, were as follows (in thousands):

Operating Leases
Remainder of 2019	$1,819
2020	3,084
2021	3,113
2022	2,741
2023	2,617
Thereafter	18,690
Total future lease payments	$32,064
Less imputed interest	11,631
Present value of lease liabilities	$20,433

During the three months ended June 30, 2019 and 2018, the Company recorded operating lease expenses of $0.9 million and $0.3 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded operating lease expenses of $1.5 million and $0.7 million, respectively. As of June 30, 2019, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 7. Stockholders’ Equity

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co. (“Cantor”), which amount included the $31.4 million of unsold shares of common stock available for sale immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2019, 2.0 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $9.8 million. At June 30, 2019, the Company had approximately $31.5 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At June 30, 2019, the Company had 0.7 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At June 30, 2019, 45,000 performance-based stock awards were outstanding.

At June 30, 2019, the Company had an aggregate of approximately 31.8 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.7 million shares and 4.2 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 9.9 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2018	17,560	$4.47
Granted	515	5.68
Exercised	(256)	2.99
Forfeited/canceled	(139)	4.99
Balances at June 30, 2019	17,680	4.52

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2018	2,001	$4.56
Granted (1)	3,096	5.57
Vested	(850)	4.60
Forfeited	(55)	5.85
Balances at June 30, 2019	4,192	5.28
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for the three and six months ended June 30, 2019, primarily related to the operating income of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million for the three and six months ended June 30, 2018, primarily related to the operating income of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

Agreements with Fresenius

Fresenius Kabi AG (“Fresenius”) manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. The Supply Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. In 2016, the Company paid €3.1 million to Fresenius. In August 2018, the Company entered into an amendment to the Supply Agreement accelerating the payment for the remaining €5.5 million to August 2019. Because these payments represent unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the estimated timing of its ultimate settlement. As of June 30, 2019 and December 31, 2018, the Company accrued $6.2 million (€5.5 million) and $5.9 million (€5.2 million), respectively, related to the Manufacturing and Development Payments, which were included in “Manufacturing and development obligations –current” in the Company’s condensed consolidated balance sheets.

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019	December 31, 2018
Prepaid R&D asset – current (1)	$46	$47
Prepaid R&D asset – non-current (2)	2,152	2,156
Manufacturing efficiency asset (2)	1,472	1,594
(1)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other assets” in the Company's condensed consolidated balance sheets.

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

The Company made payments to Fresenius of $5.6 million and $4.8 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2019 and 2018, respectively, and $13.4 million and $10.2 million during the six months ended June 30, 2019 and 2018, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019	December 31, 2018
Payables to Fresenius (1)	$9,974	$7,812
Receivables from Fresenius (2)	1,636	1,777
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

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

As of June 30, 2019 and December 31, 2018, $4.2 million and $2.3 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Établissement Français du Sang	27%	39%	28%	40%
American Red Cross	15%	10%	14%	*

* Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may occur in future periods.

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

•

our ability to manage the growth of our business and attendant cost increases, including in connection with the commercialization of the INTERCEPT Blood System in the U.S. and our international operations;

•

the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including our anticipated approval of our CE Mark submission for the red blood cell system;

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we plan to complete additional development activities to support CE Mark submission for the red blood cell system, such activities could prolong the development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, manufactured compounds used to prepare INTERCEPT treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of

INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius. In 2016, we paid €3.1 million to Fresenius. In August 2018, we entered into an amendment to the Supply Agreement, accelerating the payment for the remaining €5.5 million to August 2019. Because these payments represent unconditional payment obligations, we recognized our liability for these payments at their net present value using a discount rate of 9.72% based on our effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the timing of its ultimate settlement. As of June 30, 2019, we had accrued $6.2 million (€5.5 million) related to the Manufacturing and Development Payments, which were included in “Manufacturing and development obligations –current” on our condensed consolidated balance sheets.

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

Cantor

See Note 7, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the sales agreement with Cantor Fitzgerald & Co. for the issuance and sale of the Company’s common stock.

Critical Accounting Policies and Management Estimates

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, inventory, accrued expenses, goodwill and intangible assets, stock-based compensation and income taxes to be critical policies. See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for further discussion.

Results of Operations

Three and six months ended June 30, 2019 and 2018

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Product revenue	$18,209	$15,420	$2,789	18%	$35,713	$28,984	$6,729	23%
Government contract revenue	4,266	4,047	219	5%	8,727	7,502	1,225	16%
Total revenue	$22,475	$19,467	$3,008	15%	$44,440	$36,486	$7,954	22%

Product revenue increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to year-over-year sales volume growth in disposable kit sales in the U.S, the majority of which resulted from the increased adoption of the platelet system in the U.S., and increased disposable kit sales in the Middle East, partially offset by the product mix in France and the deterioration in the Euro relative to the U.S. dollar during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, as most product revenue has been invoiced and transacted in Euro, and reported in U.S. dollars.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods as a result of the expected expansion of U.S. sales as increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as the majority of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $4.3 million and $8.7 million of revenue from our BARDA agreement during the three and six months ended June 30, 2019, respectively, and recognized $4.0 million and $7.5 million of revenue during the three and six months ended June 30, 2018, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS study continues to enroll patients, as we anticipate ramping other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Cost of product revenue	$8,111	$7,720	$391	5%	$16,543	$15,050	$1,493	10%

Cost of product revenue increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. The increase was primarily due to the increase of sales in the current period compared to the same period of the prior year, partially offset by favorable foreign exchange rates.

Our gross margin on product sales was 55% during the three months ended June 30, 2019, compared to 50% during the three months ended June 30, 2018. Our gross margin on product sales was 54% during the six months ended June 30, 2019, compared to 48% during the six months ended June 30, 2018. The increase in gross margin on product sales was primarily due to lower pricing from our contract manufacturer, improved product mix with respect to sales in France, and increased demand for platelet products.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Research and development	$14,417	$9,881	$4,536	46%	$27,857	$19,318	$8,539	44%

Research and development expenses increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to the increased costs associated with clinical development of our INTERCEPT red blood cell system, increased costs associated with ensuring supply and compatibility for our products, and activities related to the BARDA agreement during the six months ended June 30, 2019.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support our CE Mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Selling, general and administrative	$16,740	$14,437	$2,303	16%	$32,901	$28,044	$4,857	17%

Selling, general, and administrative expenses increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to investments in our manufacturing and supply chain capabilities. We anticipate our selling, general, and administrative spending to remain relatively consistent over the remainder of 2019.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Foreign exchange gain (loss)	$105	$(138)	$243	(176%)	$(57)	$(30)	$(27)	90%
Interest expense	(1,150)	(958)	(192)	20%	(4,074)	(1,873)	(2,201)	118%
Other income, net	337	444	(107)	(24%)	759	775	(16)	(2%)
Total non-operating expense, net	$(708)	$(652)	$(56)	9%	$(3,372)	$(1,128)	$(2,244)	199%

Foreign Exchange Loss

Foreign exchange gain (loss) remained relatively flat during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to stabilized foreign exchange rates for the Euro.

Interest Expense

Interest expense increased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the increased outstanding term loan amount. Interest expense increased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the loss of $2.1 million on the extinguishment of the loan and security agreement, or the Oxford Term Loan Agreement, with Oxford Finance LLC. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Other Income, Net

Other income, net decreased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to the decrease of interest income from our investments in marketable securities.

Provision for Income Taxes

For the three and six months ended June 30, 2019 and 2018, we recorded tax expense of $0.1 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2019. As of June 30, 2019, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At June 30, 2019, we had cash, cash equivalents, and restricted cash of $26.2 million, of which $23.5 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. At December 31, 2018, we had cash, cash equivalents, and restricted cash of $31.6 million, of which $28.9 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $72.7 million of short-term investments at June 30, 2019, and $88.7 million at December 31, 2018. We also had total indebtedness of approximately $43.8 million under our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, at June 30, 2019, and $29.9 million under our Oxford Term Loan Agreement at December 31, 2018, respectively. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $35.1 million for the six months ended June 30, 2019, compared to $19.3 million net cash used during the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily related to the timing of accounts receivable collections, and the timing of payments and purchases related to inventories during the six months ended June 30, 2019, as compared to the same period in 2018.

Investing Activities

Net cash provided by investing activities was $8.8 million for the six months ended June 30, 2019, compared to $51.6 million net cash used by investing activities during the six months ended June 30, 2018. The change period over period was primarily the result of higher purchases of investments during the six months ended June 30, 2018, resulting from the proceeds from our January 2018 public offering of common stock, partially offset by capital expenditures related to our headquarters relocation.

Financing Activities

Net cash provided by financing activities was $20.9 million during the six months ended June 30, 2019, compared to $74.0 million net cash provided during the six months ended June 30, 2018. The decrease in net cash provided by financing activities was primarily due to the proceeds of approximately $57.2 million, net of the underwriting discounts and other issuance costs, received from our January 2018 public offering of common stock, partially offset by the net principal proceeds of $7.8 million received from the 2019 Term Loan described in more detail above during the six months ended June 30, 2019.

Working Capital

Working capital decreased to $85.1 million at June 30, 2019, from $94.2 million at December 31, 2018, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Commitments

The following summarizes our contractual commitments at June 30, 2019 (in thousands):

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$58,165	$7,791	$11,536	$38,838	$—
Operating leases	32,064	3,463	5,811	5,295	17,495
Minimum purchase requirements	22,968	12,730	6,265	966	3,007
Manufacturing and development obligations	6,251	6,251	—	—	—
Other commitments	123	90	33	—	—
Total contractual obligations	$119,571	$30,325	$23,645	$45,099	$20,502

Debt

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Operating Leases

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers.

Manufacturing and Development Obligations

See “Fresenius” above for more information on the payment of €5.5 million which we are obligated to pay in August 2019 for an amendment to the Supply Agreement with Fresenius.

Other Commitments

Our other commitments primarily consist of obligations related to our landlord financed leasehold improvements, which are in addition to the leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the six months ended June 30, 2019, or for the year ended December 31, 2018. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know how German blood centers plan to market and sell to their hospital customers or which steps are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In July 2017, we entered into new agreements with the EFS to supply illuminators and platelet and plasma disposable kits. While the EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets or the final commercial terms of any subsequent contract are less favorable than the terms under our existing contract, our financial results may be adversely impacted. Our existing contract with the EFS does not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. Our existing contract with the EFS provides for a base term of two years from July 2017 with two options for the EFS to extend for one year each. While EFS has exercised the first one-year extension option, we cannot assure that the EFS will exercise its remaining option, or continue to use the INTERCEPT Blood System at historical levels or at all.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, political instability, terrorist activity or concerns over employee safety. We have in the past restricted and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial due to state department issued travel warnings, restrictions and severe weather. Significant delays in clinical testing could also materially impact our clinical trials. For example, enrollment and progress of the RedeS study are being conducted in areas subject to disruption by severe weather such as flooding or hurricane. We cannot be certain that delays in the RedeS study or other clinical trials will not occur. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

Red Blood Cell System

While we have recently submitted for CE Mark approval of our red blood cell system, it has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with BARDA. Following bankruptcy of one of our suppliers, we do not currently have a qualified manufacturer to produce a key reagent compound for our red blood cell system beyond our existing inventory levels, which are in insufficient quantity to complete our clinical trials or launch a product commercially. While we are in the process of identifying and qualifying manufactures of our red blood cell reagent, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval or commercialization and will cause us to incur additional cost. Unless we are able to obtain the release of our previously manufactured reagent under the cGMP requirements and qualify a new manufacturer prior to existing inventory levels expiring or running out with the FDA’s approval, we will have delays in completing our clinical trials or delays in supplying product for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to define a pathway toward generating sufficient chronic anemia data with the FDA for licensure. We are currently enrolling in two Phase 3 clinical trials in the U.S. However, enrollment in clinical trials can be difficult. For instance our ReCePI study in complex cardiovascular surgery patients has been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies and in chronic anemia patients. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Moreover, we do not currently have an approved protocol to investigate any antibody formation from S-303-treated red blood cells, should one occur. Our ability to successfully investigate the underlying cause of any detected anti-body, assess clinical significance and imputability will depend on having such a protocol in place prior to occurrence of such an event. Our clinical trials, RedeS and ReCePI, each allow for events where antibodies to amustaline (S-303) are detected in the absence of clinical hemolysis. Should we see three or more events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, or a single event with clinical hemolysis, then completion of the study will be delayed or permanently halted until we can demonstrate that the antibodies were not clinically significant and the FDA and the Data and Safety Monitoring Board, or DSMB, agree to continue the study. To date, a single S-303 antibody event without evidence of hemolysis has been detected in the RedeS study. We do not yet know if the single S-303 antibody event was in the control or test arm, however the event is not clinically significant. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond that which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 and understand that we will have to file under the new Medical Device Regulations, or MDR, from the existing medical device directive. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we develop sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in supplying INTERCEPT products to blood centers that are providing INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

The execution and completion of the RedeS and ReCePI studies and planned or required clinical trials or studies will continue to result in additional costs, and will continue to require attention and resources from our clinical, regulatory and management teams, which may adversely affect our commercialization efforts and other regulatory and clinical programs.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and must additionally comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allocations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products. For instance, we understand that the Dutch Competent Health Authority has questioned whether or not our products should be regulated as a drug instead of a medical device. While we and our notified body are confident in the current classification, we cannot assure you that regulators will conclude that our products should continue to be regulated as a medical device. Should we have to comply with drug regulations, we will incur additional costs, may need to generate additional data from studies to maintain approval and may be unable to comply timely, if ever.

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

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For instance, we understand that we will have to re-register our CE Marked products under the new MDR, (as required by all manufacturers who sell in Europe under a CE Mark), while we anticipate this will be a formality, there is always a possibility of new requirements.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $201.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $103.2 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in areas subject to disruption by severe weather such as flooding or hurricane. Any severe weather to sites enrolling our clinical trials may negatively impact our ability to continue enrolling patients to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we redesigned the illuminators used in the platelet and plasma systems. Further, certain plastics used to make INTERCEPT disposable kits are no longer available. We have received CE Mark and FDA approval for our platelet product using the alternate plastics and have recently received CE Mark approval for our plasma product using the alternate plastics, but we still need to qualify, validate and obtain approval for those plastics for our plasma product from the FDA and in any other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended storage cryoprecipitate and possibly for other plasma-derived biological plasma products. Even if we were to receive approval for a PMA supplement for extended storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance. The market dynamics may require or we may choose to pursue a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third party manufacturer(s), as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, certain plastics used to make INTERCEPT disposable kits are no longer available. As a result, we and our manufacturers have identified alternate plastics and we have received CE Mark and FDA approval for our platelet product using the alternate plastics and have recently received CE Mark approval for our plasma product using the alternate plastics, but we still need to qualify, validate and obtain approval from the FDA and from any other jurisdictions that require local regulatory approval for those plastics for our plasma product before we can utilize them in worldwide commercial manufacturing. In addition, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for clinical use, commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions or clinical trials. Should non-conformities occur in the future, we may be unable to manufacture products to support our red blood cell clinical trials, or to meet customer demand for our commercial products, which would result in delays for our clinical programs, or lost sales for our commercial products, and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses. For example, in April 2018, we instituted a voluntary recall in the E.U. of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT-treated platelets. While we do not believe this recall to date has affected patient safety in any way, our reputation with customers may be negatively impacted and regulators may require additional measures to ensure quality controls are adequate.

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

With respect to the manufacture of our products, our third party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device is no longer available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent as a last time purchase. However, the amount of material is finite and we and our contract manufacturer will need to qualify an alternate solvent used in the manufacture of the raw material. The raw material from this last time build has not consistently met our specifications after further processing into components. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may need to seek changes to our platelet system operating parameters from regulators, require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Should we be unsuccessful in any of these initiatives, we may be unable to provide customers with product to meet their production needs which may cause irreparable harm in the marketplace. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in April 2018, we instituted a voluntary recall in the E.U. of a specified lot of our disposable platelet kits after identifying the possibility of an incomplete seal where the tubing meets the base of the sampling pouch, which is used to obtain a sample of the INTERCEPT-treated platelets. In addition, in September 2018, we instituted a voluntary recall in the U.S. of a specified lot after we identified the possibility that an incorrect sized bag may have been used in the manufacture of INTERCEPT platelet kits. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. Such events could impair our ability to supply our products in a cost-effective and timely manner in order to meet our customers’ demands. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

As of June 30, 2019, our total indebtedness under our Term Loan Credit Agreement was approximately $39.3 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

We relocated our corporate headquarters. As a result, we will need to update our existing regulatory applications to reflect the change in our corporate headquarters, including an update to regulatory applications with in-country ministries of health in some territories. Delays or problems resulting from the move may cause a delay in our ability to commence or complete these studies or interrupt our ability to supply product to our customers in affected territories.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (1)	Certificate of Designation of Series C Junior Participating Preferred Stock of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

3.6 (5)	Certificate of Eliminations of Series A Preferred Stock and Series C Junior Participating Preferred Stock of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	Amended and Restated 2008 Equity Incentive Plan, effective June 5, 2019.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on March 5, 2019
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

CERUS CORPORATION

Date: August 1, 2019	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)