Form 10-Q
period 2019-09-30
CERUS CORP
filed 2019-10-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 21, 2019, there were 142,088,830 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,425	$28,859
Short-term investments	60,686	88,718
Accounts receivable	14,502	8,752
Inventories	20,906	13,539
Prepaid and other current assets	5,798	7,034
Total current assets	126,317	146,902
Non-current assets:
Property and equipment, net	15,218	8,130
Goodwill	1,316	1,316
Operating lease right-of-use assets	14,110	—
Intangible assets, net	183	334
Restricted cash	2,672	2,728
Other assets	4,622	4,050
Total assets	$164,438	$163,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,964	$18,595
Accrued liabilities	18,449	19,800
Manufacturing and development obligations	—	5,928
Debt – revolving loan	4,993	—
Debt – term loan	—	7,857
Operating lease liabilities – current	1,592	—
Deferred product revenue – current	561	498
Total current liabilities	45,559	52,678
Non-current liabilities:
Debt – non-current	39,371	22,013
Operating lease liabilities – non-current	18,458	—
Other non-current liabilities	242	4,250
Total liabilities	103,630	78,941
Commitments and contingencies
Stockholders' equity:
Common stock	142	136
Additional paid-in capital	893,715	863,531
Accumulated other comprehensive income (loss)	139	(281)
Accumulated deficit	(833,188)	(778,867)
Total stockholders' equity	60,808	84,519
Total liabilities and stockholders' equity	$164,438	$163,460

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product revenue	$18,019	$15,399	$53,732	$44,383
Cost of product revenue	7,583	8,142	24,126	23,192
Gross profit on product revenue	10,436	7,257	29,606	21,191
Government contract revenue	4,827	3,928	13,554	11,430
Operating expenses:
Research and development	16,081	10,825	43,938	30,143
Selling, general and administrative	16,140	13,964	49,041	42,008
Total operating expenses	32,221	24,789	92,979	72,151
Loss from operations	(16,958)	(13,604)	(49,819)	(39,530)
Non-operating expense, net:
Foreign exchange (loss) gain	(254)	8	(311)	(22)
Interest expense	(1,031)	(1,053)	(5,105)	(2,926)
Other income, net	336	513	1,095	1,288
Total non-operating expense, net	(949)	(532)	(4,321)	(1,660)
Loss before income taxes	(17,907)	(14,136)	(54,140)	(41,190)
Provision for income taxes	60	56	181	169
Net loss	$(17,967)	$(14,192)	$(54,321)	$(41,359)

Net loss per share:
Basic and diluted	$(0.13)	$(0.11)	$(0.39)	$(0.32)
Weighted average shares used for calculating net loss per share:
Basic and diluted	140,908	134,326	138,779	130,199

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(17,967)	$(14,192)	$(54,321)	$(41,359)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes	48	91	420	(229)
Comprehensive loss	$(17,919)	$(14,101)	$(53,901)	$(41,588)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	136,853	$136	$863,531	$(281)	$(778,867)	$84,519
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	965	2	682	—	—	684
Stock-based compensation	—	—	2,878	—	—	2,878
Other comprehensive income	—	—	—	211	—	211
Net loss	—	—	—	—	(18,792)	(18,792)
Balances as of March 31, 2019	137,818	138	867,091	(70)	(797,659)	69,500
Issuance of common stock from public offering, net of offering costs	1,978	2	9,834	—	—	9,836
Issuance of common stock from exercise of stock options and vesting of restricted stock units	265	—	558	—	—	558
Stock-based compensation	—	—	3,139	—	—	3,139
Other comprehensive income	—	—	—	161	—	161
Net loss	—	—	—	—	(17,562)	(17,562)
Balances as of June 30, 2019	140,061	140	880,622	91	(815,221)	65,632
Issuance of common stock from public offering, net of offering costs	1,471	1	7,913	—	—	7,914
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	478	1	1,585	—	—	1,586
Stock-based compensation	—	—	3,595	—	—	3,595
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(17,967)	(17,967)
Balances as of September 30, 2019	142,010	$142	$893,715	$139	$(833,188)	$60,808

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2017	115,555	$115	$760,225	$(97)	$(721,303)	$38,940
Issuance of common stock from public offering, net of offering costs	14,039	15	57,247	—	—	57,262
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	951	1	1,294	—	—	1,295
Stock-based compensation	—	—	2,315	—	—	2,315
Other comprehensive loss	—	—	—	(329)	—	(329)
Net loss	—	—	—	—	(13,885)	(13,885)
Balances as of March 31, 2018	130,545	131	821,081	(426)	(735,188)	85,598
Issuance of common stock from public offering, net of offering costs	1,780	2	11,908	—	—	11,910
Issuance of common stock from exercise of stock options and vesting of restricted stock units	1,137	—	3,616	—	—	3,616
Stock-based compensation	—	—	2,593	—	—	2,593
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(13,282)	(13,282)
Balances as of June 30, 2018	133,462	133	839,198	(417)	(748,470)	90,444
Issuance of common stock from public offering, net of offering costs	1,411	1	10,318	—	—	10,319
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	720	2	2,466	—	—	2,468
Stock-based compensation	—	—	2,671	—	—	2,671
Other comprehensive income	—	—	—	91	—	91
Net loss	—	—	—	—	(14,192)	(14,192)
Balances as of September 30, 2018	135,593	$136	$854,653	$(326)	$(762,662)	$91,801

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(54,321)	$(41,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,781	1,109
Stock-based compensation	9,612	7,579
Non-cash lease expense	1,224	—
Non-cash interest expense	343	892
Loss on disposal of property and equipment	14	5
Changes in operating assets and liabilities:
Accounts receivable	(5,750)	1,939
Inventories	(7,459)	1,043
Other assets	1,876	(2,724)
Accounts payable	3,005	3,020
Accrued liabilities and other non-current liabilities	(1,377)	4,459
Manufacturing and development obligations	(6,288)	(187)
Deferred product revenue	63	73
Net cash used in operating activities	(57,277)	(24,151)
Investing activities
Capital expenditures	(8,460)	(624)
Purchases of investments	(34,756)	(80,453)
Proceeds from maturities and sale of investments	62,000	30,002
Net cash provided by (used in) investing activities	18,784	(51,075)
Financing activities
Net proceeds from equity incentives	2,854	7,150
Net proceeds from public offering	17,803	79,301
Net proceeds from revolving line of credit	4,993	—
Proceeds from loans	39,433	—
Repayment of debt	(31,080)	(99)
Net cash provided by financing activities	34,003	86,352
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,490)	11,126
Cash, cash equivalents and restricted cash, beginning of period	31,587	13,930
Cash, cash equivalents and restricted cash, end of period	$27,097	$25,056

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future periods.

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

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), and to a lesser extent, spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. The Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s contracts with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative SSP basis, and recognize the product revenue when the performance obligation is satisfied. The Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative product revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product revenue:
Europe, Middle East and Africa	$12,806	$11,866	$38,207	$34,890
North America	4,792	3,117	14,501	8,653
Other	421	416	1,024	840
Total product revenue	$18,019	$15,399	$53,732	$44,383

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at September 30, 2019 and December 31, 2018.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the nine months ended September 30, 2019 is primarily driven by performance obligations not satisfied but invoiced as of September 30, 2019, offset by $0.5 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2018.

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

Restricted Cash

As of September 30, 2019, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s new office building. As of September 30, 2019 and December 31, 2018, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restrict cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2019, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two customers that each accounted for more than 10% of the Company’s outstanding trade receivables at September 30, 2019 and December 31, 2018. These customers cumulatively represented approximately 47% and 50% of the Company’s outstanding trade receivables at September 30, 2019 and December 31, 2018, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2019 and December 31, 2018, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next twelve months and evaluates its finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2019 and December 31, 2018, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2019 and December 31, 2018, the Company had $0.1 million and $0.3 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the nine months ended September 30, 2019 and 2018, the Company had non-cash purchases of capital expenditures of $2.9 million and $0.9 million, respectively.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of September 30, 2019 and December 31, 2018, was $1.8 million and $1.7 million, respectively. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three and nine months ended September 30, 2019 and 2018, there were no impairment charges recognized related to the acquired intangible assets.

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

For stock-based awards issued to non-employees, the Company recognizes stock-based compensation expense for the grant date fair value of the vested portion of the awards in its condensed consolidated statements of operations.

See Note 8 for further information regarding the Company’s stock-based compensation expense.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its unaudited condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1998 through 2018, California tax returns for years through 2017, and Netherlands tax returns for years 2015 through 2018 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2019 and 2018, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2019 and 2018 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of anti-dilutive potential shares:
Stock options	17,340	17,882	17,559	18,137
Restricted stock units	4,148	1,989	3,107	1,865
Employee stock purchase plan rights	4	3	2	2
Total	21,492	19,874	20,668	20,004

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2019 and December 31, 2018.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2019 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$10,493	$—	$—	$10,493
United States government agency securities	14,511	8	—	14,519
Corporate debt securities	46,036	131	—	46,167
Total available-for-sale securities	$71,040	$139	$—	$71,179

The following is a summary of available-for-sale securities at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,167	$—	$—	$6,167
United States government agency securities	15,971	—	(23)	15,948
Corporate debt securities	73,028	2	(260)	72,770
Total available-for-sale securities	$95,166	$2	$(283)	$94,885

Available-for-sale securities at September 30, 2019 and December 31, 2018, consisted of the following by contractual maturity (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$58,472	$58,556	$85,227	$84,957
Greater than one year and less than five years	12,568	12,623	9,939	9,928
Total available-for-sale securities	$71,040	$71,179	$95,166	$94,885

As of September 30, 2019, the Company did not have any available-for-sale securities in an unrealized net loss position. The following table shows all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$14,948	$(22)	$999	$(1)	$15,947	$(23)
Corporate debt securities	60,813	(231)	9,976	(29)	70,789	(260)
Total available-for-sale securities	$75,761	$(253)	$10,975	$(30)	$86,736	$(283)

 The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2019 and 2018.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2019, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$10,493	$10,493	$—	$—
United States government agency securities	Short-term investments	14,519	—	14,519	—
Corporate debt securities	Short-term investments	46,167	—	46,167	—
Total financial assets		$71,179	$10,493	$60,686	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,167	$6,167	$—	$—
United States government agency securities	Short-term investments	15,948	—	15,948	—
Corporate debt securities	Short-term investments	72,770	—	72,770	—
Total financial assets		$94,885	$6,167	$88,718	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2019.

Note 3. Inventories

Inventories at September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Work-in-process	$5,453	$3,075
Finished goods	15,453	10,464
Total inventories	$20,906	$13,539

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and related costs	$9,082	$10,765
Accrued professional services	4,337	4,544
Accrued development costs	1,804	1,965
Other accrued expenses	3,226	2,526
Total accrued liabilities	$18,449	$19,800

Note 5. Debt

Debt at September 30, 2019, consisted of the following (in thousands):

	September 30, 2019
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(629)	$39,371
Less: debt – current	—	—	—
Debt – non-current	$40,000	$(629)	$39,371

Debt at December 31, 2018, consisted of the following (in thousands):

	December 31, 2018
	Principal	Unamortized Discount	Net Carrying Value
Oxford Term Loan Agreement	$30,000	$(130)	$29,870
Less: debt – current	(7,857)	—	(7,857)
Debt – non-current	$22,143	$(130)	$22,013

Principal, interest and fee payments on Term Loan Credit Agreement at September 30, 2019, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2019	$—	$786	$786
2020	—	3,153	3,153
2021	—	3,145	3,145
2022	15,000	2,750	17,750
2023	20,000	1,244	21,244
2024	5,000	1,266	6,266
Total	$40,000	$12,344	$52,344

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

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under the Oxford Term Loan Agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under the Oxford Term Loan Agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of Oxford term loans in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. The effective interest rate on the Term Loan at September 30, 2019, was approximately 7.75%. All three tranches require interest only payments through April 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are declining fees for the entirety of its term. As of September 30, 2019, the Company had borrowed approximately $5.0 million under the Revolving Loan Credit Agreement, which is included in “Debt – revolving loan” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain non-financial covenants, with which the Company was in compliance at September 30, 2019. Additionally, both agreements are secured by most of the Company’s assets, excluding intellectual property.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Nine Months Ended
September 30, 2019
Cash payments for operating leases	$2,372
Right-of-use assets obtained in exchange for operating lease obligations	12,974

September 30, 2019
Weighted-average remaining lease term	9.6 years
Weighted-average discount rate	9.0%

Future minimum non-cancelable payments under operating leases as of September 30, 2019, were as follows (in thousands):

Operating Leases
Remainder of 2019	$854
2020	3,114
2021	3,139
2022	2,768
2023	2,644
Thereafter	18,701
Total future lease payments	31,220
Less imputed interest	11,170
Present value of lease liabilities	$20,050

During the three months ended September 30, 2019 and 2018, the Company recorded operating lease expenses of $0.8 million and $0.3 million, respectively. During the nine months ended September 30, 2019 and 2018 the Company recorded operating lease expenses of $2.3 million and $1.0 million, respectively. As of September 30, 2019, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 7. Stockholders’ Equity

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co. (“Cantor”), which amount included the $31.4 million of unsold shares of common stock available for sale immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2019, 3.5 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $17.7 million. At September 30, 2019, the Company had approximately $23.5 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At September 30, 2019, the Company had 0.6 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 5, 2019, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 11,800,000 shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the

Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At September 30, 2019, 45,000 performance-based stock awards were outstanding.

At September 30, 2019, the Company had an aggregate of approximately 31.5 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.1 million shares and 4.1 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 10.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2018	17,560	$4.47
Granted	515	5.68
Exercised	(586)	3.05
Forfeited/canceled	(410)	5.54
Balances at September 30, 2019	17,079	4.53

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2018	2,001	$4.56
Granted (1)	3,167	5.57
Vested	(879)	4.68
Forfeited	(193)	5.98
Balances at September 30, 2019	4,096	5.25
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for both the three months ended September 30, 2019 and 2018, and income tax expense of $0.2 million for both the nine months ended September 30, 2019 and 2018, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

Agreements with Fresenius

Fresenius Kabi AG (“Fresenius”) manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying condensed consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. The Supply Agreement also requires the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. Because these payments represented unconditional payment obligations at that time, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability was accreted through interest expense based on the estimated timing of its ultimate settlement. In 2016, the Company paid €3.1 million to Fresenius. In August 2019, the Company paid the remaining €5.5 million to Fresenius.

The Supply Agreement also requires the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Prepaid R&D asset – current (1)	$52	$47
Prepaid R&D asset – non-current (2)	2,096	2,156
Manufacturing efficiency asset (2)	1,410	1,594
(1)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other assets” in the Company's condensed consolidated balance sheets.

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

The Company made payments to Fresenius of $9.8 million and $5.6 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2019 and 2018, respectively, and $23.3 million and $15.7 million during the nine months ended September 30, 2019 and 2018, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Payables to Fresenius (1)	$8,223	$7,812
Receivables from Fresenius (2)	1,325	1,777
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

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

As of September 30, 2019 and December 31, 2018, $4.1 million and $2.3 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Établissement Français du Sang	28%	41%	28%	40%
American Red Cross	12%	*	13%	*

* Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we plan to complete additional development activities to support CE Mark submission for the red blood cell system, such activities could prolong the development of our red blood cell system, and we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, manufactured compounds used to prepare INTERCEPT treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts for 2019 will continue to be largely focused on implementing INTERCEPT at customers with whom we have previously signed agreements and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT blood system, for all platelet collections, no later than eighteen months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT blood system, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. We also plan to perform in vitro studies and seek a premarket approval, or PMA, supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA. Even if we were to receive approval for a PMA supplement for extended storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

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

The Supply Agreement requires us to make certain payments totaling €8.6 million, or the Manufacturing and Development Payments, to Fresenius. Because these payments represented unconditional payment obligations at that time, we recognized our liability for these payments at their net present value using a discount rate of 9.72% based on our effective borrowing rate at that time. The Manufacturing and Development Payments liability is accreted through interest expense based on the timing of its ultimate settlement. In 2016, we paid €3.1 million to Fresenius. In August 2019, we paid the remaining €5.5 million to Fresenius.

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

Results of Operations

Three and nine months ended September 30, 2019 and 2018

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Product revenue	$18,019	$15,399	$2,620	17%	$53,732	$44,383	$9,349	21%
Government contract revenue	4,827	3,928	899	23%	13,554	11,430	2,124	19%
Total revenue	$22,846	$19,327	$3,519	18%	$67,286	$55,813	$11,473	21%

Product revenue increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to year-over-year sales volume growth in disposable kit sales in the U.S, the majority of which resulted from the increased adoption of the platelet system in the U.S., and increased disposable kit sales in the Middle East, partially offset by product mix in France and the deterioration in the Euro relative to the U.S. dollar during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, as most product revenue has been invoiced and transacted in Euro, and reported in U.S. dollars.

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

We recognized $4.8 million and $13.6 million of revenue from our BARDA agreement during the three and nine months ended September 30, 2019, respectively, and recognized $3.9 million and $11.4 million of revenue during the three and nine months ended September 30, 2018, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS and ReCePI studies continue to enroll patients, and as additional other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Cost of product revenue	$7,583	$8,142	$(559)	(7%)	$24,126	$23,192	$934	4%

Cost of product revenue decreased during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease was primarily due to volume tier discounts from our contract manufacturer, partially offset by the increase of sales. Cost of product revenue increased during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily due to the increase of sales in the current period compared to the same period of the prior year.

Our gross margin on product sales was 58% during the three months ended September 30, 2019, compared to 47% during the three months ended September 30, 2018. Our gross margin on product sales was 55% during the nine months ended September 30, 2019, compared to 48% during the nine months ended September 30, 2018. The increase in gross margin on product sales was primarily due to lower pricing from our contract manufacturer, improved product mix with respect to sales in France, and increased demand for platelet products.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Research and development	$16,081	$10,825	$5,256	49%	$43,938	$30,143	$13,795	46%

Research and development expenses increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to increased costs associated with product enhancements and initiatives for expanded label claims,  increased development activities to support the anticipated launch of extended-storage cryoprecipitate, and activities related to the BARDA agreement during the nine months ended September 30, 2019.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Selling, general and administrative	$16,140	$13,964	$2,176	16%	$49,041	$42,008	$7,033	17%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to higher non-cash stock compensation, investments in our supply chain capabilities and to a lesser extent, investments in preparatory activities for the anticipated launch of cryoprecipitate. We anticipate our selling, general, and administrative spending to remain relatively consistent over the remainder of 2019.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Change		2019	2018	Change
Foreign exchange (loss) gain	$(254)	$8	$(262)	(3,275%)	$(311)	$(22)	$(289)	1,314%
Interest expense	(1,031)	(1,053)	22	(2%)	(5,105)	(2,926)	(2,179)	74%
Other income, net	336	513	(177)	(35%)	1,095	1,288	(193)	(15%)
Total non-operating expense, net	$(949)	$(532)	$(417)	78%	$(4,321)	$(1,660)	$(2,661)	160%

Foreign Exchange Loss

Foreign exchange loss increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to decreased foreign exchange rates for the Euro.

Interest Expense

Interest expense remained relatively flat during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Interest expense increased during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the loss of $2.1 million on the extinguishment of the loan and security agreement, or the Oxford Term Loan Agreement, with Oxford Finance LLC. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Other Income, Net

Other income, net decreased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to the decrease of interest income from our investments in marketable securities.

Provision for Income Taxes

For both the three months ended September 30, 2019 and 2018, we recorded tax expense of $0.1 million. For both the nine months ended September 30, 2019 and 2018, we recorded tax expense of $0.2 million. The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2019. As of September 30, 2019, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At September 30, 2019, we had cash, cash equivalents, and restricted cash of $27.1 million, of which $24.4 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. At December 31, 2018, we had cash, cash equivalents, and restricted cash of $31.6 million, of which $28.9 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $60.7 million of short-term investments at September 30, 2019, and $88.7 million at December 31, 2018. We also had total indebtedness of approximately $44.4 million under our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, at September 30, 2019, and $29.9 million under our Oxford Term Loan Agreement at December 31, 2018, respectively. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $57.3 million for the nine months ended September 30, 2019, compared to $24.2 million net cash used during the nine months ended September 30, 2018. The increase in net cash used in operating activities was primarily related to increased operating expenditures, the timing of payments and purchases related to inventories during the nine months ended September 30, 2019, the one-time payment of $6.1 million to Fresenius in August 2019, and the timing of sales during the quarter.

Investing Activities

Net cash provided by investing activities was $18.8 million for the nine months ended September 30, 2019, compared to $51.1 million net cash used in investing activities during the nine months ended September 30, 2018. The change period over period was primarily the result of higher purchases of investments during the nine months ended September 30, 2018, resulting from the proceeds from our January 2018 public offering of common stock, partially offset by the increase of proceeds from the maturity and sale of our investments to support operations, and capital expenditures related to our headquarters relocation in the current period.

Financing Activities

Net cash provided by financing activities was $34.0 million during the nine months ended September 30, 2019, compared to $86.4 million net cash provided during the nine months ended September 30, 2018. The decrease in net cash provided by financing activities was primarily due to the proceeds of approximately $57.2 million, net of the underwriting discounts and other issuance costs, received from our January 2018 public offering of common stock, partially offset by the net principal proceeds of $7.8 million received from the Term Loan Credit Agreement described in more detail above during the nine months ended September 30, 2019.

Working Capital

Working capital decreased to $80.8 million at September 30, 2019, from $94.2 million at December 31, 2018, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities related to our platelet, plasma and red blood cell systems, including required post-approval studies for the platelet system, market preparedness and product launch activities for any of our products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual Commitments

The following summarizes our contractual commitments at September 30, 2019 (in thousands):

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$57,337	$8,148	$16,124	$33,065	$—
Operating leases	31,220	3,238	5,889	5,319	16,774
Minimum purchase requirements	17,834	9,550	4,500	964	2,820
Other commitments	1,381	1,356	25	—	—
Total contractual obligations	$107,772	$22,292	$26,538	$39,348	$19,594

Debt

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Operating Leases

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third party manufacturers, which are not recorded in the Company’s condensed consolidated balance sheets as of September 30, 2019.

Other Commitments

Our other commitments primarily consist of obligations related to business insurance financing and our landlord financed leasehold improvements, which are in addition to the leases we have for office and laboratory space. We pay for the financed leasehold improvements as a component of rent and are required to reimburse our landlords over the remaining life of the respective leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the nine months ended September 30, 2019, or for the year ended December 31, 2018. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received the U.S. Food and Drug Administration, or FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2019 have been largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. In addition, potential customers and certain existing customers must obtain site-specific licenses from the Center for Biologics Evaluation and Research, or CBER, prior to engaging in interstate transport of blood components processed using the INTERCEPT Blood System. Delays in any customer obtaining their BLA approval could significantly delay or preclude our ability to successfully commercialize the INTERCEPT Blood System to those customers for the portion of their business involved in interstate commerce. In addition, significant changes to our product or the way in which our product is used may require that those customers file supplements or amendments to their site-specific licenses from CBER to continue to sell blood components processed using the INTERCEPT Blood System. U.S. blood centers will be limited to sales to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed until they obtain the BLA licenses under the manner in which they use our product. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. The availability of platelets in the U.S. is currently constrained. Should U.S. blood centers prioritize obtaining and selling conventional, untreated platelet components over INTERCEPT-treated components, we may not achieve widespread market adoption. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT blood system, for all platelet collections, no later than eighteen months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT blood system, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know how German blood centers plan to market and sell to their hospital customers or which steps are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

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

The sales of our products in Europe and the Commonwealth of Independent States, or CIS countries are denominated in Euros and other non-U.S. currencies. As a result, we are exposed to foreign exchange risk, and our results of operations have been and will continue to be impacted by fluctuations in the exchange rate between the U.S. dollar and other currencies, in particular the Euro. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, referendum in which voters approved an exit from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are required to conduct in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” requiring all blood collection facilities to comply with the options available under the guidance document for all platelet collections. Our INTERCEPT blood system for platelets is approved option for blood centers. However, we do not yet have approved label claims for all platelet processing standards. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims.

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

Red Blood Cell System

While we have recently submitted for CE Mark approval of our red blood cell system, it has not been commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with the Biomedical Advanced Research and Development Authority, or BARDA. Following bankruptcy of one of our suppliers, we do not currently have a qualified manufacturer to produce a key reagent compound for our red blood cell system beyond our existing inventory levels, which are in insufficient quantity to complete our clinical trials or launch a product commercially. While we are in the process of identifying and qualifying manufactures of our red blood cell reagent, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval or commercialization and will cause us to incur additional cost. Unless we are able to obtain the release of our previously manufactured reagent under the cGMP requirements and qualify a new manufacturer prior to existing inventory levels expiring or running out with the FDA’s approval, we will have delays in completing our clinical trials or delays in supplying product for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us. We also understand that stricter regulations are being considered for certain raw materials used in our red blood cell processing sets. Should such regulations be enacted we may need to qualify alternate plastics which comply with the stricter regulations which may be costly and time consuming.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to define a pathway toward generating sufficient chronic anemia data with the FDA for licensure. We are currently enrolling in two Phase 3 clinical trials in the U.S. However, enrollment in clinical trials can be difficult. For instance our ReCePI study in complex cardiovascular surgery patients has been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies and in chronic anemia patients. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA will require us to place a clinical hold on any clinical trial if we see a hemolytic reaction associated with treatment emergent antibodies with amustaline specificity in patients receiving INTERCEPT-treated red blood cells in that trial. Should we experience such an incident, we will need to investigate the underlying cause of the hemolytic reaction, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Moreover, we do not currently have an approved protocol to investigate any antibody formation from S-303-treated red blood cells, should one occur. Our ability to successfully investigate the underlying cause of any detected anti-body, assess clinical significance and imputability will depend on having such a protocol in place prior to occurrence of such an event. Our clinical trials, RedeS and ReCePI, each allow for events where antibodies to amustaline (S-303) are detected in the absence of clinical hemolysis. Should we see three or more events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, or a single event with clinical hemolysis, then completion of the study will be delayed or permanently halted until we can demonstrate that the antibodies were not clinically significant and the FDA and the Data and Safety Monitoring Board, or DSMB, agree to continue the study. To date, two S-303 antibody events without evidence of hemolysis has been detected in the RedeS study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond that which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 and understand that we will have to file under the new Medical Device Regulations, or MDR, from the existing medical device directive. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR, when we transition to that standard. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We may also need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA. We and our contract manufacturers will need to satisfactorily resolve and comply with adverse findings of the audit, if any. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and must additionally comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allocations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products. For instance, we understand that the Dutch Competent Health Authority has questioned whether or not our products should be regulated as a drug instead of a medical device. While we and our notified body are confident in the current classification, we cannot assure you that regulators will conclude that our products should continue to be regulated as a medical device. Should we have to comply with drug regulations, we will incur additional costs, may need to generate additional data from studies to maintain approval and may be unable to comply timely, if ever.

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

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For instance, we understand that we will have to re-register our CE Marked products under the new MDR, (as required by all manufacturers who sell in Europe under a CE Mark), while we anticipate this will be a formality, there is always a possibility of new requirements. Complying with the new MDR will require considerable time, attention and effort by our manufacturers and us and may limit or delay any contemplated changes to our products or expansion of label claims.

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

We and our third-party suppliers are also required to comply with the cGMP and QSR requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA and other regulatory agencies audit compliance with cGMP and QSR requirements through periodic announced and unannounced inspections of manufacturing and other facilities. These audits and inspections may be conducted at any time. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA in the near term. If we or our suppliers fail to adhere to cGMP and QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA or other regulatory agency could take enforcement action against us, which could delay production of our products and may include:

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

With respect to the manufacture of our products, our third party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device is no longer available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent as a last time purchase. However, the amount of material is finite and we and our contract manufacturer will need to qualify an alternate solvent used in the manufacture of the raw material. The raw material from this last time build has not consistently met our specifications after further processing into components. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may need to seek changes to our platelet system operating parameters from regulators, require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Should we be unsuccessful in any of these initiatives, we may be unable to provide customers with product to meet their production needs which may cause irreparable harm in the marketplace. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will be able to successfully comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT blood system. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the E.U. is governed by the provisions of the E.U. General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U., provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiary, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior E.U. law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various E.U. member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the U.S., the E.U. and other jurisdictions, such as the California Consumer Privacy Act of 2018 that will go into effect beginning January 1, 2020, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because it mirrors a number of the key provisions in the GDPR, and we cannot determine the impact such new laws, regulations and standards may have on our business.

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

Further, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2027, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” released in May 2018. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

The Trump administration has publicly stated a core goal is to deregulate wherever possible. It is unclear if this contraction in regulation would also apply to issued guidance documents that would impact our industry. Should the administration remove such guidance documentation, market uptake for INTERCEPT platelets may be impaired. Conversely, any significant deregulation could make the introduction of competing products and technologies much easier than the burden faced by us in order to receive FDA approval. We expect that additional U.S federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PASs. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT. There are several third party manufacturers of pooling sets to allow for such combination. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products not provide access to their products allowing for the combination of multiple components or if such manufacturers experience a shortage of their products. In addition, we do not yet know what impact, if any, the new MDR regulation may have on these suppliers or their products. Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

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

As of September 30, 2019, our total indebtedness under our Term Loan Credit Agreement was approximately $39.4 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. U.S. dollar LIBOR is used as a benchmark rate in our Term Loan Credit Agreement and Revolving Loan Credit Agreement. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including our Term Loan Credit Agreement and Revolving Loan Credit Agreement, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our Term Loan Credit Agreement, Revolving Loan Credit Agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (5)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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

CERUS CORPORATION

Date: October 30, 2019	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)