Form 10-K
period 2019-12-31
CERUS CORP
filed 2020-02-21
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-21937

CERUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	68-0262011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1220 Concord Avenue, Suite 600, Concord, California	94520
(Address of principal executive offices)	(Zip Code)

(925) 288-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CERS	The Nasdaq Stock Market LLC

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

The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $771 million. (1)

As of February 10, 2020, there were 162,165,720 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $5.62 per share on June 28, 2019. Excludes 2.9 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 28, 2019.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•

future sales of and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT™ Blood System, including our ability to comply with applicable United States, or U.S., and foreign laws, regulations and regulatory requirements;

•

our ability to successfully complete development, receive regulatory approvals and commercialize extended-storage cryoprecipitate or other plasma derived biological products using the INTERCEPT Blood System;

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014, and are currently conducting two Phase 3 clinical trials. We successfully completed our European Phase 3 clinical trial of our red blood cell system for acute anemia patients, and in January 2018, we reported that the primary efficacy and safety endpoints were met in our European Phase 3 clinical trial for chronic anemia patients. We filed for CE Mark approval of the red blood cell system in December 2018, though we will have to transition from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, and do not expect an approval decision until 2022, if ever.

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

•Refiling for CE Mark under MDR planned for 2020

•U.S. post-approval haemovigilance study enrolling patients

INTERCEPT Blood System—Plasma

•Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

•Refiling for CE Mark under MDR planned for 2020

•Extended-storage cryoprecipitate supplement under existing FDA approval planned for 2020

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

•European CE Mark submitted in December 2018; transition to MDR in 2020

INTERCEPT Blood System for Platelets and Plasma

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received CE Mark approval in Europe and FDA approval in the U.S., and are currently marketed and sold in a number of countries around the world including the U.S., Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and one center has obtained such approval for use of INTERCEPT-treated plasma. Many countries outside of Europe accept the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system. European Union regulators have enacted legislation that requires all medical devices to comply with new MDR, beginning in May 2020. Our platelet and plasma systems will need to be reapproved under this new regulation, accordingly.

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. The first patient enrolled in the haemovigilance study in December 2015. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. In 2018, the FDA granted Breakthrough Device Designation to our proposed extended-storage cryoprecipitate after treatment with INTERCEPT. We plan to submit a supplement to our existing INTERCEPT plasma PMA license for such a product.

Our commercial efforts in 2020 will largely be focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients. In addition, we will continue to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. To enable broader patient access to INTERCEPT-treated products in the U.S., U.S.-based blood centers will need to complete their process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before making INTERCEPT-treated blood products available to their interstate hospital customers. Several blood centers have submitted and received their interstate licenses, or BLAs. Until BLAs are obtained, U.S. blood centers will be limited to sell the applicable INTERCEPT-treated blood components to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of these blood centers may need complete changes to their administrative processes of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories prior to receiving INTERCEPT-treated components. In addition, in order to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, or triple doses. Although available in Europe, we will need to provide additional data to the FDA for a triple dose configuration of the platelet system to treat platelet donations with such processing parameters. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a premarket application, or PMA, supplement. In addition, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. These development activities will be costly and may not be successful. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the patients had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. Accordingly, we received authorization from European regulators to proceed with Phase 3 clinical trials for acute anemia and, separately, chronic anemia. We announced the successful completion of our Phase 3 clinical trial of the red blood cell system for acute anemia patients in January 2015 and for chronic anemia patients in January 2018. We submitted our application for CE Mark approval in December 2018. Following our CE Mark submission, we learned of the bankruptcy of one of our suppliers with whom we generated data used in our CE Mark submission. We do not currently have a qualified manufacturer to produce a key reagent compound for our red blood cell system beyond our existing inventory levels, which are in insufficient quantity to complete our clinical trials or launch a product commercially. While we are in the process of identifying and qualifying manufacturers of our red blood cell reagent, qualification of any alternate supplier will be time consuming. We understand that we will not have a new supplier qualified with acceptable data before being required to submit for CE Mark approval under the MDR in May 2020. Accordingly, we will need to refile for CE Mark for our red blood cell system once we have acceptable data from a qualified reagent manufacturer. We do not expect to receive any regulatory approvals of our red blood cell system before 2022, if ever.

In January 2015, we announced that the completed European Phase 3 clinical trial of RBCs treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery patients met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase 3 clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery patients at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for patients of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No patients exhibited an immune response to INTERCEPT-treated RBCs. Additionally, in January 2018, we announced that the European Phase 3 clinical trial of chronic anemia evaluating INTERCEPT-treated RBCs in thalassemia patients met its primary efficacy and safety endpoints. Regardless of the potential sufficiency of clinical data required to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. As part of our development and chemistry, manufacturing and control, or CMC, activities, we will need to successfully complete validation studies on sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe.

In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a double-blind Phase 3 clinical study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The RedeS study has been expanded to other areas at risk for transfusion-transmitted infections due to the Zika virus, including Texas and Florida. The first stage of the trial is a double-blind, controlled, parallel group trial where 600 adult patients will be randomized to receive up to 28 days of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. In a second optional stage, up to 20,000 patients would receive RBC transfusion support with up to 50,000 RBC units in an open-label, single-arm treatment use study. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated RBCs in patients requiring transfusion for acute blood loss during surgery. A total of 600 patients are expected to be enrolled in the ReCePI study in up to 20 participating sites in the U.S. Patients will be randomized on a 1:1 basis with patients in the treatment arm transfused with RBCs treated with INTERCEPT and patients in the control arm transfused with conventional RBCs. The primary efficacy endpoint is the proportion of patients experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. Enrollment in the ReCePI study is underway at several sites and is expected to expand to as many as nineteen sites. Enrollment in the ReCePI study began in 2019. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia in the U.S. before the FDA will consider our red blood cell product for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA prior to any initiation of an additional Phase 3 clinical trial for chronic anemia. There can be no assurance that we will be able to successfully satisfy any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial for chronic anemia. The FDA recently agreed to modify the criteria for a clinical pause if we see three or more treatment emergent antibodies with amustaline specificity without hemolysis in patients receiving INTERCEPT-treated RBCs in our RedeS study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects.

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

Information regarding our revenues for the years ended December 31, 2019, 2018 and 2017 can be found in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

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

 Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of disposable kits for the platelet and plasma systems and rely on other contract manufacturers for the production of our inactivation compounds, compound adsorption components of the disposable kits and illuminators used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products or product candidates beyond those that we currently rely on, but we are currently in the process of identifying potential alternate manufacturers. Under our amended and restated manufacturing and supply agreement we entered into with Fresenius in October 2015, Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels. The agreement contemplated that we and Fresenius jointly fund and collaborate on certain specified initiatives focused on new product development or enhancements, potential implementation of automation, installation of new equipment, capacity expansion and cost reduction. We were required to make contributions toward those joint collaboration projects in certain specified installment amounts. In addition, we made a one-time, lump sum payment of €5.5 million in 2019. The term of the agreement with Fresenius extends through July 1, 2025, and will automatically renew for successive additional two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Pricing under the agreement is established through 2020 and at which time new pricing will need to be agreed upon by both parties or calibrated off of the pre-existing prices using a price index for the remainder of the initial term.

Components of the compound adsorption devices used in our platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for an additional two years. Although we are actively seeking to develop alternative manufacturers and components, commercially viable alternatives are likely several years away.

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

Pursuant to a contract that we and Nova Biomedical Corporation, or Nova, entered into in September 2008, Nova is manufacturing illuminators for us. The term of our agreement with Nova automatically renews for successive one-year terms each September in the event neither party delivers written notice of its intent to terminate twelve months prior to each September renewal date. In February 2019, we entered into an agreement with Nova for the purchase of components that may become obsolete and for other components to build illuminators. We agreed to prepay for certain of such components before they are converted into finished illuminators over a protracted period. We do not currently have plans to terminate our agreement with Nova and believe that Nova currently plans to continue operating under the agreement for the foreseeable future.

We operate with an amended manufacturing and supply agreement with Ash Stevens, Inc., or Ash Stevens, for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are subject to minimum annual purchase requirements. We have incurred these maintenance fees in the past. The term of the amended manufacturing and supply agreement with Ash Stevens automatically extended at the end of 2019 and now continues until December 31, 2021, and will continue to automatically renew for successive two-year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Ash Stevens. Neither party has delivered notice of its intent to terminate the agreement.

We and our contract manufacturers, including Fresenius and Nova, purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices and UVA illuminators from a limited number of suppliers. Some of those raw material suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews. For example, certain solvents used to make the plastic beads in the compound adsorption devices are no longer available. We will need to qualify plastic beads produced with a new solvent prior to consuming existing inventory levels.

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

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While our obtaining CE Mark approval allows us to sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. INTERCEPT-treated platelets received national reimbursement in Germany in 2018 at a premium to untreated platelets. While this dynamic has the potential to generate economic value for blood centers in Germany, we cannot ensure that blood centers will understand or act on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be up to twelve months or longer following submission and we cannot predict which German customers or potential customers will obtain an MAA. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect the potential for growth in that region. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know how German blood centers plan to market and sell to their hospital customers or which steps are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. In July 2017, we entered into new agreements with EFS to supply illuminators, platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, the first of which, EFS exercised in 2019. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted.

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

In 2018, the FDA granted Breakthrough Device Designation to our proposed extended-storage INTERCEPT-treated cryoprecipitate, or INTERCEPT cryo. We do not know and cannot assure that such designation will expedite or ensure approval of such a product in the near term or ever. We have entered into manufacturing agreements with certain blood centers to produce INTERCEPT cryo for us. In order to successfully commercialize INTERCEPT cryo, we will need to influence the market and sell directly to hospital users of cryoprecipitate and may need to add resources to our existing commercial teams to commercialize INTERCEPT cryo. We do not know if INTERCEPT cryo will be perceived as economically attractive to hospital customers or at what price, if any, or if the investment needed to sell INTERCEPT cryo will be sustainable should we obtain approval of the PMA supplement for such a product.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third-party payors. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. In the U.S., the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. The Centers for Medicare & Medicaid Services published a separate reimbursement code and premium pricing for pathogen-reduced platelet and plasma components under the Healthcare Common Procedure Coding System, or HCPCS. The reimbursement pricing for our products under HCPCS is driven by actual costs charged to hospitals for INTERCEPT-treated components. Even though blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System are not directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, Italy, the Middle East, Latin America, South Africa and Southeast Asia, as well as the People’s Republic of China. Our success in these regions is dependent on our ability to support our distributors and our distributor’s ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements account for a significant amount of our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. In the past, we have transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct sales effort, which we believed would provide us with better visibility into and control of sales execution. We may undertake similar changes in the future. As a result, we may experience a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as outgoing distribution partners sell through their disposable kit inventory. In addition, any new distributors or our own direct sales force may require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that any such changes will achieve the same level of operations or proficiency as previous distributors.

Government Contract

Revenue from the cost reimbursement provisions under our government contract varies by year. A portion of our government contract revenue is subject to renegotiation of reimbursement rates or termination of the contract at the election of the U.S. government. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreement with BARDA, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on our government contract revenue and other financial information for the years ended December 31, 2019, 2018 and 2017. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contract with BARDA, may harm our business, financial condition and operating results.”

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

In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued Class II CE Marks for such system for both platelets and plasma. MacoPharma has received a CE Mark for a UVC-based pathogen reduction product for platelets. MacoPharma recently completed a Phase 3 clinical trial in Germany to generate additional data for expanded approvals. We understand that Terumo BCT also developed a pathogen reduction system for whole blood receiving a Class II CE Mark. Terumo BCT’s products may offer certain competitive advantages over our INTERCEPT Blood System.

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

Terumo BCT’s platelet, plasma or whole blood pathogen reduction product may be viewed as favorable by the Japanese Red Cross. Terumo Corporation is a large Japan-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely need to either establish operations in Japan or partner with a local Japanese company.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2019, we owned six issued or allowed U.S. patents and approximately 66 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2020 and 2031. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2020 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

 Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development efforts. As we look ahead, we anticipate that the regulatory submission processes related to planned PMA supplements for the platelet and plasma systems in the U.S. will require continued investment in research and development activities, as will our ongoing clinical, development and CMC work for our red blood cell system in Europe. We are pursuing a PMA supplement for INTERCEPT cryo which will require that we perform certain tests and in vitro studies which will add to our research and development costs. In the U.S., we expect to incur increasing research and development expenses associated with pursuing licensure of the red blood system including the RedeS study, the ReCePI study and an additional Phase 3 clinical trial for chronic anemia in the U.S., in vitro studies, and other activities to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. In addition, we plan to continue spending on new product development and enhancements to our illumination device which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2019, 2018 and 2017.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

Our European investigational plan has been based on the INTERCEPT Blood System being categorized as Class III drug/device combination under the MDD, of the European Union. Medical devices, including INTERCEPT will need to be re-registered and approved under a new MDR, subsequent to May 2020.

The European Union requires that medical devices affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with the MDD and subsequent to May 2020, the MDR. We initially received the CE Mark for our platelet system and separately for our plasma system in 2002 and 2006, respectively. While we are currently seeking an extension of registration under the MDD, and plan to re-register our platelet and plasma products under the MDR, we cannot assure you that an extension under the MDD will be granted timely, if at all, or that our products will timely meet the requirements of the new MDR. A separate CE Mark certification must be received for the red blood cell system to be sold in the European Union and in other countries recognizing the CE Mark. While we have filed for CE Mark approval of our red blood cell system under the MDD, we will need to refile and obtain approval under the new MDR which we do not expect will occur until 2022, if ever. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

As a condition to the FDA approval of the platelet system, we are required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system. If we are unable to complete this study or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet and/or plasma systems. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminator used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized in the U.S. or under CE Mark. In addition, certain solvents we used to make the plastic beads in the compound adsorption devices are no longer available. We will need to qualify plastic beads produced with a new solvent prior to consuming existing inventory levels. Furthermore, in order to address the entire market in the U.S., we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets triple dose collections and random donor platelets. Our failure to obtain FDA or foreign regulatory approvals of new platelet and plasma product configurations or the new plastics could significantly limit product revenues from sales of the platelet and plasma systems.

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

U.S. Health Care Reimbursement and Reform

Our ability to commercialize our products successfully in the U.S. will depend in part on the extent to which coverage and appropriate reimbursement levels for the cost of the products and related treatment are obtained. The INTERCEPT Blood System is currently sold to U.S. based blood collection entities. Because our products are not directly reimbursable by governmental or commercial third-party payors, adoption of the INTERCEPT Blood System will, in part, require coverage and adequate reimbursement to be provided for the procedures and treatments which utilize INTERCEPT-processed blood products. There is no uniform policy of coverage and reimbursement among third-party payors, as such, coverage and reimbursement can differ significantly from payor to payor. Even if favorable coverage and reimbursement status is attained for a particular procedure or treatment, less favorable coverage policies and reimbursement rates may be implemented in the future. If the costs to hospitals for INTERCEPT-processed blood products acquired from blood collection entities cannot be easily, readily, or fully incorporated into the hospital’s existing coverage and reimbursement structure, adoption of our products may be negatively affected.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, subsequent decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Employees

As of December 31, 2019, we had 254 employees, 100 of whom were engaged in research and development and 154 of whom were engaged in selling, general and administrative activities. Of the 154 employees engaged in selling, general, and administrative activities, 44 were employed by our European subsidiary, Cerus Europe B.V. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received the U.S. Food and Drug Administration, or FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2019 have been largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than eighteen months from the issuance date. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict when, if ever, U.S. customers will adopt INTERCEPT over other options or at what levels. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

Our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. will depend on our ability to:

•	achieve market acceptance and generate product sales through execution of sales agreements on commercially reasonable terms;
•	enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third-party suppliers;
•	create market demand for the INTERCEPT Blood System through our education, marketing and sales activities;
•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;
•	expand the labeled indications of use for the INTERCEPT Blood System and/or design, develop, test and obtain regulatory approval for new product configurations;

•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and
•	comply with other U.S. healthcare regulatory requirements.

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

•

dependency upon any third-party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and platelet additive solution, or PAS;

•	changes in healthcare laws and policy, including changes in requirements for blood product coverage by U.S. federal healthcare programs; and
•	acceptance of the INTERCEPT Blood System as safe, effective and economical from the broad constituencies involved in the healthcare system.

In addition to the above, our ability to successfully commercialize the INTERCEPT Blood System in the U.S. is dependent on our ability to operate without infringing on the intellectual property rights of others. For example, we are aware of an expired U.S. patent that had been held by a third-party that covered methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT-treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT blood system, for all platelet collections, no later than eighteen months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT blood system, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In July 2017, we entered into new agreements with EFS to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, the first of which, EFS exercised in 2019. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. While EFS has exercised the first one-year extension option under the supply agreement for illuminators and platelet disposable kits, we cannot assure that EFS will exercise its remaining option under such agreement or under the supply agreement for plasma disposable kits, enter into a new longer-term agreement, or that EFS continue to use the INTERCEPT Blood System at historical levels or at all.

In addition, we understand that EFS is inspecting and testing samples of each lot that they purchase from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

Significant increases in demand may occur given the concentrated nature of many of the largest potential customers and the potential for a mandate by public health agencies to adopt pathogen reduction technologies. Should those customers choose to adopt and standardize their production on the INTERCEPT Blood System or be required to adopt and standardize on the INTERCEPT Blood System, our ability to meet associated increases in demand may be constrained due to a variety of factors, including supply issues, manufacturing disruptions, availability of disposable kits manufactured from the obsolete plastic materials in jurisdictions that have not approved the use of alternate plastics for our disposable kits, or other obsolescence of parts, among others. If we encounter such disruptions or supply shortages, we may have to allocate available products to customers, which could negatively impact our business and reputation or cause those customers to look for alternatives to the INTERCEPT Blood System.

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. Similarly, our extended-storage cryoprecipitate PMA supplement is not yet approved in the U.S. or anywhere else in the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected 2020 sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support the systems and develop new products are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to invest in research and development costs as we pursue a PMA supplement for extended-storage cryoprecipitate and hire employees and possibly retain contract resources to build a specialized commercial effort to sell that product directly to hospitals. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive approval of label claims for all indications or for indications with the highest unmet need or for optimal market acceptance.

We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products including extended-storage cryoprecipitate and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities.

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

In the past, a meaningful amount of our product revenue has come from sales to our distributor in Russia and other CIS countries. Weakness and/or instability in worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., may significantly devalue the Russian Ruble and other CIS currencies and have had and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. For example, in 2017 and again in 2018, the Trump administration imposed sanctions against Russia, including sanctions targeting certain Russian individuals and entities. It is possible that Congress will consider or pass legislation imposing additional sanctions. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed, the Russian economy and value of the Ruble or other CIS currencies may weaken, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels. Similarly, weak or unstable worldwide oil prices and current political conflicts may negatively impact potential future sales of our products in the Middle East and other oil producing exporters.

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

Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities. We will have to refile and obtain CE Mark approval under the MDR for all of our products and product candidates. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate product revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. We have developed our products with the aim to standardize the volume of platelets treatable by our system, wherever possible, which may not be accepted by all regulators or customers, may require additional data to support approval or may not produce optimal transfusable blood components. For example, jurisdictions differ in the definition of what constitutes a transfusable unit of platelets and in certain jurisdictions, our approved label claims and the definition of a viable platelet unit for transfusion may allow for a significantly lower or higher platelet count per volume than certain jurisdictions may allow. This variability in platelet count per volume may result in differences in platelet quality once processed and stored using INTERCEPT, and if customers experience sub-optimal platelet quality following INTERCEPT treatment, they may limit their adoption of INTERCEPT or consider adoption of competing blood safety technologies over INTERCEPT. In addition, our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we and the manufacturers are generating data to support expansion of the approved claims for INTERCEPT-treated platelets collected on and used with additional storage solutions, we cannot assure you that the data generated will be acceptable to the FDA. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, in order to generate data that would be satisfactory to the FDA, we need to test our products with different blood center production configurations producing otherwise saleable products for the blood center. As such, we will generally need to purchase blood components which are expensive and may be limited during periods of low availability. For example, we continue to experience such availability constraints for platelets. Any such inability to procure blood components at a reasonable price, or at all, to conduct studies in order to generate data sufficient for label claim expansions may negatively impact our business opportunities.

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of extreme weather or other natural forces, terrorist activity or general concerns over employee safety. We have in the past restricted and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial due to such factors. Significant delays in clinical testing could also materially impact our clinical trials. For example, some clinical sites for the RedeS study are located in areas subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. We cannot be certain that delays in the RedeS study or other clinical trials will not occur. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria impacted the speed with which we were able to enroll patients in our European Phase 3 red blood cell system trial in chronic anemia patients, ReCePI trial, and may impact other studies. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” requiring all blood collection facilities to comply with the options available under the guidance document for all platelet collections. Our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the eighteen month compliance grace period, March 31, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential.

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

Red Blood Cell System

While we submitted for CE Mark approval of our red blood cell system, it has not been approved or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. For example, we understand that a source chemical produced by a supplier to our contract manufacturer which uses the source chemical to produce a reagent for our red blood cell system, potentially experienced discrepancies in its quality management system. If these discrepancies cannot be mitigated by other means, it could negatively impact the usability of data generated in our clinical and in vitro studies which used that reagent or limit our ability to timely complete ongoing clinical trials. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for either commercial or clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our contract with the Biomedical Advanced Research and Development Authority, or BARDA. Following bankruptcy of one of our suppliers, we do not currently have a qualified manufacturer to produce a key reagent compound for our red blood cell system beyond our existing inventory levels, which are in insufficient quantity to complete our clinical trials or launch a product commercially. While we are in the process of identifying and qualifying manufactures of our red blood cell reagent, qualification of any alternate supplier will be time consuming and may cause delay in obtaining regulatory approval or commercialization and will cause us to incur additional cost. Unless we are able to obtain the release of our previously manufactured reagent under the cGMP requirements and qualify a new manufacturer prior to existing inventory levels expiring or running out with the FDA’s approval, we will have delays in completing our clinical trials or delays in supplying product for commercial use. Further, we are currently in the process of negotiating a commercial supply agreement with the manufacturer of the processing kits used in the red blood cell clinical trials. If we are unable to reach agreement on terms, our ability to complete the RedeS and ReCePI studies and any future Phase 3 clinical trials may be adversely impacted. There can be no guarantee that we will reach agreement or that, if an agreement is reached, that it will be on terms favorable to us. We also understand that stricter regulations are being considered for certain raw materials used in our red blood cell processing sets. Should such regulations be enacted we may need to qualify alternate plastics which comply with the stricter regulations which may be costly and time consuming.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to define a pathway toward generating sufficient chronic anemia data with the FDA for licensure. We are currently enrolling in two Phase 3 clinical trials in the U.S. However, enrollment in clinical trials can be difficult. For instance our ReCePI study in complex cardiovascular surgery patients has been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies and in chronic anemia patients. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA has recently agreed to modify the criteria for a clinical pause in the RedeS study if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated red blood cells in that study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Should we see events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, the Data and Safety Monitoring Board, or DSMB, and we will need to assess the underlying information and either agree to continue the study or either delay completion of the study or permanently halt the study until we can demonstrate that the antibodies were not clinically significant. To date, two S-303 antibody events without evidence of hemolysis has been detected in the RedeS study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. These events have been reviewed by the DSMB who did not express concerns with respect to patient safety. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond that which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the MDD, and understand that we will have to re-file under the new MDR from the existing MDD. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR, when we transition to that standard. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We may also need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. If we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

Platelet and Plasma Systems

In 2007, we obtained a CE Mark approval from E.U. regulators for our platelet system under the MDD, and have subsequently received a renewal in 2012 and again in 2017, in accordance with the five-year renewal schedule. While we are currently seeking an extension of registration under the MDD, and plan to re-register our platelet system under the new MDR, we cannot assure you that an extension under the MDD will be granted timely, if at all, or that our products will timely meet the requirements of the new MDR. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE Mark approval from E.U. regulators for our plasma system under the MDD, and have subsequently received a renewal in 2011 and again in 2016, in accordance with the five-year renewal schedule. While we are currently seeking an extension of registration under the MDD, and plan to re-register our plasma system under the new MDR, we cannot assure you that an extension under the MDD will be granted timely, if at all, or that our products will timely meet the requirements of the new MDR. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Germany and Austria. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we maintain sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in supplying INTERCEPT products to blood centers that are providing INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must engage with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. We have recently learned that there may be a shortage of the radiolabel used for platelet recovery and survival studies. If our study sites are not able to secure sufficient supply of the radiolabel, we will not be able to complete enrollment timely, if at all. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $201.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $103.2 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $98.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract or require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, is currently being conducted in areas subject to disruption by severe weather such as flooding or hurricane. Any severe weather or other natural disaster impact to sites enrolling our clinical trials may negatively impact our ability to continue enrolling patients to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows could be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. For example, we understand that a source chemical produced by a supplier to our contract manufacturer which uses the source chemical to produce a reagent for our red blood cell system, potentially experienced discrepancies in its quality management system. If these discrepancies cannot be mitigated by other means, it could negatively impact the usability of data generated in our clinical and in vitro studies which used that reagent or limit our ability to timely complete ongoing clinical trials. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate product revenue from the sale of our platelet or plasma system in the U.S. and achieve operating profitability. Our red blood cell system also needs to be manufactured in FDA-approved facilities, several of which, are not currently FDA-approved. Failure of our suppliers to meet cGMP regulations and failure to obtain or maintain FDA approval will negatively impact our ability to achieve FDA approval for our red blood cell system or may require that we identify, qualify and contract with alternative suppliers, if they are available, which would be time consuming, costly and result in further approval delays.

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

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized in the U.S. or under CE Mark. Further, certain plastics used to make INTERCEPT disposable kits are no longer available. We have received CE Mark and FDA approval for our platelet and plasma products using the alternate plastics though we still need to qualify, validate and obtain approval for those plastics in other jurisdictions that require local regulatory approval before we can utilize them in worldwide commercial manufacturing. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. We also understand that a solvent used to make the plastic beads in our compound adsorption devices is no longer available and that a new material will need to be validated and approved by regulatory agencies before we can manufacture and sell our products with that new material. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we may seek to expand use of our products under new PMA approvals or PMA supplements. For instance, we plan to perform in vitro studies and seek a PMA supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly for other plasma-derived biological plasma products. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance. The market dynamics may require or we may choose to pursue a change in business model whereby we are selling the finished component to hospitals rather than an illuminator and disposable kit to blood centers. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market such products to hospitals or comply with unique regulations, our ability to monetize and deliver such products will be negatively impacted.

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

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Our commercial organization focused on the U.S. market has limited resources and is relatively inexperienced, and as a result, has limited to no experience selling and marketing our platelet and plasma systems. Given the relatively concentrated customer base in the U.S., coupled with the FDA guidance document on platelet safety requiring all blood centers to comply by March 2021 by using a relatively small number of options, including INTERCEPT Blood System for platelets, should blood centers deploy INTERCEPT Blood System for platelets rapidly, our resources may be inadequate to fulfill the demands, which could result in a loss of product revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. Additionally, such business models may be viewed as a threat to existing customers. We cannot assure you that we will pursue such business models or if we do, that we will be successful or that our existing customers will not feel threatened.

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as “Brexit.” We may face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the E.U. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build and maintain relationships, additional routine-use data and trust from the industry. We need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. We will also have to compete with other life sciences and medical device companies to recruit, hire, train and retain the hospital affairs, sales and marketing personnel that we anticipate we need. For these and other reasons, we may be unable to develop and maintain an effective and qualified U.S.-based commercial organization in a cost-effective manner or realize a positive return on our investment. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT blood system, including extended-storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. The price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted.

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

Our manufacturing and supply agreement with Ash Stevens automatically extended at the end of 2019 and now continues until December 31, 2021, and will continue to automatically renew thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. We have not been notified by Ash Stevens of their intention to terminate the agreement. Although we are not subject to minimum annual purchase requirements under the manufacturing and supply agreement with Ash Stevens, we may be required to pay a maintenance fee of up to $50,000 a year if specified quantities of amotosalen are not purchased in any year. We have incurred these maintenance fees in the past and may incur these maintenance fees in future periods.

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for additional two years. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufacturers our illuminators, currently extends through September 2020 and is automatically renewable for one year terms, but may be terminated by Nova on at least twelve months’ prior written notice. We have not been notified by Nova of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third-party manufacturer(s), as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently Nova is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. Due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized in the U.S. or under CE Mark. Our failure to obtain regulatory approvals of a new illuminator could constrain our ability to penetrate our markets and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As with our disposable sets, if we conclude that supply of components or spare parts for the illuminators is uncertain, we may choose to purchase and maintain inventories of such components or spare parts, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. We are and will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or direct customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, particularly if mandated by a public health authority or as included in the FDA platelet safety guidance document, our reputation and business prospects may be impaired. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some of which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the U.K. or Japan, may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may negatively impact our customers operations and consequently, our reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Additionally, should we conclude that existing suppliers are not able to produce sufficient quantities to meet the demand for our products, we may choose to invest in manufacturing capacity at existing or new facilities with existing or new suppliers, which could be costly and disruptive to our management.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device is no longer available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent as a last time purchase. However, the amount of material is finite and we and our contract manufacturer will need to qualify an alternate solvent used in the manufacture of the raw material. This latest raw material has not consistently met our specifications after further processing into components. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may need to seek changes to our platelet system operating parameters from regulators, require customers to modify their operating practices, or run out of material before an alternate material can be qualified. We have asked regulators to allow for a higher residual amotosalen level in INTERCEPT-treated platelet products and we can provide no assurance that regulators will agree to the higher amotosalen levels on a timely manner or at all. Should we be unsuccessful in this or any of the aforementioned initiatives, we may be unable to provide customers with product to meet their production needs which may cause irreparable harm in the marketplace. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will be able to successfully comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, E.U. member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the E.U. is governed by the provisions of the E.U. General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U., provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiary, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior E.U. law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various E.U. member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the U.S., the E.U. and other jurisdictions, such as the California Consumer Privacy Act of 2018 that will go into effect beginning January 1, 2020, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because it mirrors a number of the key provisions in the GDPR, and we cannot determine the impact such new laws, regulations and standards may have on our business.

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

Most of these laws apply to not only the actions taken by us, but also actions taken by our distributors or other third-party agents. We have limited knowledge and control over the business practices of our distributors and agents, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including delaying imposition of the medical device excise tax on non-exempt medical devices through December 31, 2019. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, subsequent decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PASs. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT. There are several third-party manufacturers of pooling sets to allow for such combination. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products not provide access to their products allowing for the combination of multiple components or if such manufacturers experience a shortage of their products or encounter defects with their products. In addition, we do not yet know what impact, if any, the new MDR regulation may have on these suppliers or their products. Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma and Trima platelets stored in PAS, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

MacoPharma has received CE Mark for a UVC-based product for pathogen reduced platelets. MacoPharma has recently completed a Phase 3 clinical trial in Germany for expanded approvals. The data from this trial has not yet been made publicly available. In addition, Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE Marks for its system for both platelets and plasma. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and received a Class II CE Mark. MacoPharma or Terumo BCT’s products may offer competitive advantages over our INTERCEPT Blood System. Terumo Corporation is a large Japanese-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo BCT’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete with their products and we believe we would likely either need to establish operations in Japan or partner with a local Japanese company.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As of December 31, 2019, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $44.4 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, utilization of NOL carryforwards to offset potential future taxable income and reduce income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions, which may result in the expiration of NOL carryforwards before future utilization. In general, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being utilized to reduce future income tax liabilities. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our patents do not cover all of the countries in which we are selling, and planning to sell, our products. We will not be able to prevent potential competitors from using our technology in countries where we do not have patent coverage. Further, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., including the CIS countries, China and India, jurisdictions where we are currently expanding our commercialization efforts through distributors. In certain countries, compulsory licensing laws exist that may be used to compel a patent owner to grant licenses to third parties, for reasons such as non-use of the patented subject matter within a certain period of time after patent grant or commercializing in a manner that is cost-prohibitive in the country. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license for INTERCEPT to a third-party, which could materially diminish the value of such patents. This could adversely impact our potential product revenue opportunities.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of expanding our commercialization efforts, developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, supply chain activities and reporting capabilities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be unable to assert that our internal controls are effective. Should our internal controls be deemed ineffective, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

Provisions of our charter documents, our stockholder rights plan, our compensatory arrangements and Delaware law could make it more difficult for a third-party to acquire us, even if the offer may be considered beneficial by our stockholders.

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between us and an “interested stockholder”. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine. In addition, our executive employment agreements, change of control severance benefit plan and equity incentive plans and agreements thereunder provide for certain severance benefits in connection with a change of control of us, including single-trigger equity vesting acceleration benefits with respect to outstanding stock options, which could increase the costs to a third-party acquirer and/or deter such third-party from acquiring us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. We lease this facility, which includes 84,631 square feet and includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. We also lease a facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current and future facilities will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS”.

On February 10, 2020, we had 135 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2014, and tracked the performance through December 31, 2019, for (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2014	2015	2016	2017	2018	2019
Cerus Corporation	$100.00	$101.28	$69.71	$54.17	$81.25	$67.63
Nasdaq Biotech Index	100.00	111.42	87.26	105.64	95.79	119.17
Nasdaq	100.00	105.73	113.66	145.76	140.10	189.45

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

The following table summarizes certain selected financial data for the five years ended December 31, 2019, which has been derived from audited consolidated financial statements. The information presented below may not be indicative of future results and should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Product revenue	$74,649	$60,908	$43,568	$37,183	$34,223
Cost of product revenue	33,419	31,634	22,531	20,295	23,464
Gross profit on product revenue	41,230	29,274	21,037	16,888	10,759
Government contract revenue	19,125	15,143	7,758	2,092	—
Loss from operations	(66,226)	(54,988)	(57,530)	(61,447)	(61,075)
Net loss	(71,244)	(57,564)	(60,585)	(62,906)	(55,868)

Net loss per share:
Basic	$(0.51)	$(0.44)	$(0.56)	$(0.62)	$(0.58)
Diluted	$(0.51)	$(0.44)	$(0.56)	$(0.62)	$(0.61)
Weighted average shares outstanding used for calculating loss per share:
Basic	139,831	131,663	108,221	101,826	96,068
Diluted	139,831	131,663	108,221	101,826	96,905

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$85,718	$117,577	$60,696	$71,628	$107,879
Working capital	77,772	94,224	66,767	67,217	108,544
Total assets	165,535	163,460	98,244	103,476	139,402
Long-term obligations	58,147	26,263	36,173	18,801	22,775
Total stockholders' equity	57,052	84,519	38,940	57,787	94,765

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the year ended December 31, 2019 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018, though we now know that we will have to transition from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, and do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we filed for CE Mark under the MDD for the red blood cell system, we understand that we will need to submit additional data from qualified suppliers which we will not have prior to needing to refile under the MDR, and therefore, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications or if our suppliers are not able to maintain regulatory compliance, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2019 have been largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant increase in product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than eighteen months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. We also plan to perform in vitro studies and seek a premarket approval, or PMA, supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two year, with two options for EFS to extend for one year each, the first of which, EFS exercised in 2019. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. We understand that EFS has adopted the platelet system across France, but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS, in our current contract or otherwise. In addition, significant product revenue from the French market may decline or not consistently occur quarter-over-quarter. We cannot assure that EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

The initial term of the Supply Agreement extends through July 1, 2025, or the Initial Term, and is automatically renewed thereafter for additional two-year terms, or Renewal Terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the Supply Agreement, we have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius. In the event that Fresenius refuses or is unable to continue operating under the Supply Agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Pricing under the agreement is established through 2020 and at which time new pricing will need to be agreed upon by both parties or calibrated off of the pre-existing prices using a price index for the remainder of the initial term.

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

See Note 13, Development and License Agreements, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the Supply Agreement with Fresenius.

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

The five-year agreement with BARDA and its subsequent modifications provide for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $103.2 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $201.2 million over the five-year agreement period. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. Through December 31, 2019, we have incurred approximately $0.8 million related to the co-investment. BARDA will make periodic assessments of our progress and the continuation of the agreement is based on our success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate for convenience at any time.

Although BARDA has committed to reimburse us for up to $103.2 million in expenses to date, we may not receive all of these funds if BARDA were to terminate the agreement. Amounts invoiced and currently payable under the BARDA agreement are subject to future audits at the discretion of the government. These audits could result in an adjustment to revenue previously reported, which potentially could be significant. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract or require a longer performance period to complete than is remaining on our agreement; if BARDA were unable to secure or allow additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion.

Cantor

See Note 10, Stockholders’ Equity, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the sales agreement with Cantor Fitzgerald & Co. for the issuance and sale of our common stock.

Critical Accounting Policies and Management Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product revenue recognition and government contract revenue. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

• Revenue—Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Results of Operations

Years Ended December 31, 2019, 2018 and 2017

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2019	2018	2017	2019 to 2018	2018 to 2017
Product revenue	$74,649	$60,908	$43,568	23%	40%
Government contract revenue	19,125	15,143	7,758	26%	95%
Total revenue	$93,774	$76,051	$51,326	23%	48%

Product revenue increased by $13.7 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to year-over-year sales volume growth in disposable kit sales in the U.S., the majority of which resulted from the increased adoption of the platelet system in the U.S., and increased disposable kit sales in the Middle East, partially offset by product mix in France and the deterioration in the Euro relative to the U.S. dollar during the year ended December 31, 2019, compared to the year ended December 31, 2018, as most non-U.S. product revenue has been invoiced and transacted in Euro, and reported in U.S. dollars.

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

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected expansion of U.S. sales as increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as a significant portion of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $19.1 million, $15.1 million and $7.8 million of revenue from our BARDA agreement during the years ended December 31, 2019, 2018 and 2017, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. As our RedeS and ReCePI studies continue to enroll patients, and as additional other qualified clinical and development activities potentially increase under the exercised Option Periods, we anticipate that reported BARDA revenue will increase.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable, and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2019	2018	2017	2019 to 2018	2018 to 2017
Cost of product revenue	$33,419	$31,634	$22,531	6%	40%

Cost of product revenue increased by $1.8 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily due to the increase of sales in the current period compared to the same period of the prior year, partially offset by volume tier discounts from a contract manufacturer.

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

Our gross margin on product sales was 55% during the year ended December 31, 2019, compared to 48% during the year ended December 31, 2018.The increase in gross margin on product sales was primarily due to lower pricing from a contract manufacturer, improved product mix with respect to sales in France, and increased demand for platelet products.

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

We expect to build inventory levels that will be sufficient to meet forecasted demand but expect those levels will exceed levels produced in 2019.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2019	2018	2017	2019 to 2018	2018 to 2017
Research and development	$60,376	$42,564	$33,710	42%	26%

Research and development expenses increased $17.8 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to increased costs associated with product enhancements and initiatives for expanded label claims, activities related to the BARDA agreement, and increased development activities to support the anticipated launch of extended-storage cryoprecipitate.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2019	2018	2017	2019 to 2018	2018 to 2017
Selling, general and administrative	$66,205	$56,841	$52,615	16%	8%

Selling, general, and administrative expenses increased by $9.4 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to higher non-cash stock compensation, investments in our supply chain capabilities and to a lesser extent, investments in preparatory activities for the anticipated launch of extended-storage cryoprecipitate.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2019	2018	2017	2019 to 2018	2018 to 2017
Foreign exchange loss	$(86)	$(87)	$(10)	(1%)	770%
Interest expense	(6,065)	(4,008)	(3,022)	51%	33%
Other income, net	1,396	1,748	3,864	(20%)	(55%)
Total non-operating expense, net	$(4,755)	$(2,347)	$832	103%	(382%)

Foreign exchange gain (loss)

Foreign exchange loss remained flat during the year ended December 31, 2019, compared to the year ended December 31, 2018, and remained flat during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to relatively consistent changes in foreign exchange rates for the Euro.

Interest expense

Interest expense increased $2.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the loss of $2.1 million on the extinguishment of the loan and security agreement, or the Oxford Term Loan Agreement, with Oxford Finance LLC. See Note 8, Debt, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information.

Interest expense increased $1.0 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to increased average outstanding debt balance, and, to a lesser extent, due to the increased interest rate, under our Amended Credit Agreement with Oxford, see discussion under the heading “Debt” below.

Other income, net

Other income, net decreased by $0.4 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the decrease of interest income from our investments in marketable securities during the year ended December 31, 2019.

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

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2019	2018	2017	2019 to 2018	2018 to 2017
Provision for income taxes	$263	$229	$3,887	15%	(94%)

For the year ended December 31, 2019 and 2018, we recorded a tax expense of $0.3 million and $0.2 million, respectively, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of December 31, 2019 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2019. As of December 31, 2019, there have been no material changes to our total amount of unrecognized tax benefits.

On December 22, 2017, tax legislation informally titled the Tax Cuts and Jobs Act, or the Tax Act, was signed into law, which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act did not impact the tax expense recorded for 2017 or 2018 due to our continuing operating losses and the valuation allowance against substantially all of our deferred tax assets, but did have other tax related effects. One component of the Tax Act is a provision which required the deemed distribution of the accumulated earnings of Cerus Europe B.V. during the year ended December 31, 2017. As a result, we realized a deemed income inclusion of $3.2 million associated with our permanently reinvested earnings in our subsidiary. This deemed inclusion reduced the net operating loss for the year but did not result in any cash outlays. We did not make any actual distribution of accumulated earnings and continue to maintain the funds as permanently reinvested outside the U.S.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At December 31, 2019, we had cash, cash equivalents, and restricted cash of $37.4 million, of which $35.0 million was included in cash and cash equivalents, and $2.4 million was included as restricted cash. At December 31, 2018, we had cash, cash equivalents, and restricted cash of $31.6 million, of which $28.9 million was included in cash and cash equivalents, and $2.7 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $50.7 million of short-term investments at December 31, 2019, and $88.7 million at December 31, 2018. We also had total indebtedness of approximately $44.4 million under our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, at December 31, 2019, and $29.9 million under our Oxford Term Loan Agreement at December 31, 2018, respectively. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $65.8 million during the year ended December 31, 2019, compared to $31.2 million net cash used during the year ended December 31, 2018. The increase in net cash used in operating activities was primarily related to increased operating expenditures, the timing of payments and purchases related to inventories, the timing of sales during the year ended December 31, 2019, as compared to the year ended December 31, 2018, and the one-time payment of $6.1 million to Fresenius in August 2019.

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

Investing Activities

Net cash provided by investing activities was $28.2 million during the year ended December 31, 2019, compared to $43.8 million net cash used in investing activities during the year ended December 31, 2018. The change period over period was primarily due to higher proceeds from the maturity and sale of our investments to support operations, and capital expenditures related to our headquarters relocation during the year ended December 31, 2019, couples with lower purchases of investments as compared to the year ended December 31, 2018.

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

Financing Activities

Net cash provided by financing activities was $43.5 million during the year ended December 31, 2019, compared to $92.8 million net cash provided during the year ended December 31, 2018. The decrease in net cash provided by financing activities was primarily due to the proceeds of approximately $57.2 million, net of the underwriting discounts and other issuance costs, received from our January 2018 public offering of common stock, partially offset by the net principal proceeds of $7.8 million received from the Term Loan Credit Agreement described in more detail above during the year ended December 31, 2019.

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

Working Capital

Working capital decreased to $77.8 million at December 31, 2019, from $94.2 million at December 31, 2018, primarily due to the cash used to support ongoing operations which resulted in lower cash and cash equivalent balances.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Other Information

In January 2020, we issued and sold 16,866,667 shares of our common stock, par value $0.001 per share, at $3.75 per share in an underwritten public offering. The total proceeds from this offering were $63.3 million, before deducting estimated offering expenses payable by us.

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Commitments

The following summarizes our contractual commitments at December 31, 2019:

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$56,236	$8,067	$20,702	$27,467	$—
Operating leases	30,988	3,307	6,181	5,447	16,053
Minimum purchase requirements	15,667	9,711	3,116	793	2,047
Other commitments	702	684	18	—	—
Total contractual obligations	$103,593	$21,769	$30,017	$33,707	$18,100

Debt

See Note 8, Debt, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Operating Leases

See Note 9, Commitments and Contingencies, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information on the operating leases.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third- party manufacturers.

Other Commitments

Our other commitments primarily consist of obligations related to business insurance financing and certain other warehousing obligations.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any other-than-temporary impairment losses during the years ended December 31, 2019, 2018 and 2017. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information on new accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2019, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $85.7 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2019 were 1.25%.

Our exposure to market rate risk for changes in interest rates relates primarily to our money market instruments, corporate debt securities and the amounts borrowed pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement. We do not use derivative financial instruments. By policy, we may place investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer and limit duration by restricting the term for single securities and for the portfolio as a whole. Our investments are held and managed by a third-party capital management adviser that in turn, utilizes a combination of active market quotes and where necessary, proprietary pricing models as well as a subscribed pricing service, in order to estimate fair value. While we believe that we will be able to recognize the fair value of our money market instruments when they mature or are sold, or if we purchase investments in securities in the future, there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these securities are with will be able to meet their debt obligations.

With respect to the Term Loan Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our borrowings under the Term Loan Credit Agreement. Based on our indebtedness under the Term Loan Credit Agreement of $39.4 million as of December 31, 2019, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates would increase our net interest expense in 2019 by approximately $0.4 million.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2019, would have negatively impacted our annual financial results by $1.0 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended December 31, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

February 21, 2020

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2020 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.
Exhibit Number	Description of Exhibit

3.1(13)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(18)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2	Description of securities registered under Section 12 of the Exchange Act of 1934.

Supply and/or Manufacturing Agreements

10.1(19)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(26)†	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.3(29) †	First Amendment to Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 22, 2018.

10.4(22)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.5(29) †	Amendment to Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH, effective as of August 10, 2018.

10.6(3)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.7(23)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

10.8(10)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

Exhibit Number	Description of Exhibit

10.9(15)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.10(30) ††	Credit, Security and Guaranty Agreement (Term Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.11(30) ††	Credit, Security and Guaranty Agreement (Revolving Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

Real Estate Lease Agreements

10.12(27)	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.13(28)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.14(29)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.15(32)	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.16(32)	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.17(9)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.18(14)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.19(28)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.20(16)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.21(8)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.22(6)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.23(28)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

10.24(14)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.25(16)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.26(21)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.27(25)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.28(20)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 10, 2015.

10.29(31)*	Amended and Restated 2008 Equity Incentive Plan, effective June 5, 2019.

10.30(11)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

Exhibit Number	Description of Exhibit

10.31(11)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.32(11)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.33(24)*	Cerus Corporation Inducement Plan.

10.34(24)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.35(24)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cerus Corporation Inducement Plan.

10.36(28)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.37(28)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

Other Compensatory Plans or Agreements

10.38(14)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.39(28)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.40(5)*	Form of Severance Benefits Agreement.

10.41(27)*	Amended and Restated Non-Employee Director Compensation Policy, effective March 2, 2018.

10.42(27)*	2017 and 2018 Executive Officer Compensation Arrangements.

10.43(30)*	2018 and 2019 Executive Officer Compensation Arrangements.

Other Material Agreements

10.44(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.45(4)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.46(12)	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2012, by and between Cerus Corporation and Cantor Fitzgerald & Co.
10.47(17)	Amendment No 1. to Controlled Equity OfferingSM Sales Agreement, dated March 21, 2014, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.48(23)	Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated May 5, 2016, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.49(26)	Amendment No. 3 to Controlled Equity OfferingSM Sales Agreement, dated August 4, 2017, by and between Cerus Corporation and Cantor Fitzgerald & Co.

10.50(7)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(33)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit are subject to a confidential treatment order.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2012.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2014.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(19)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(20)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015.

(21)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(22)	Incorporated by reference to the like-described exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015.

(23)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.

(24)	Incorporated by reference to the like-described exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2016.

(25)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(26)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2017.

(27)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.
(28)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(29)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(30)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

(32)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

(33)

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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the amendments in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, on January 1, 2019, using a modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Revenue Recognition
Description of the Matter

In the year ended December 31, 2019, the Company recognized $74.6 million of product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer.

Auditing the Company’s revenue recognition was challenging due to variability in the terms and conditions within certain customer contracts and, as certain customer contracts include multiple products and/or services requiring management to apply judgment to determine whether the products and services are distinct performance obligations or should be accounted for as a combined performance obligation. Customer contracts must be carefully evaluated for terms that might affect the timing or measurement of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including management’s assessment of performance obligations.

Our audit procedures over the determination of the distinct performance obligations and the timing of revenue recognition included, among others, obtaining an understanding of the terms of new revenue contracts by reading both the Company’s summary documentation and the corresponding contract for a sample of new revenue agreements. We also confirmed with a sample of customers the terms and conditions of certain contracts via direct correspondence with customers.

For a sample of individual sales transactions, we inspected the executed contract and purchase order to identify the contract, identified the performance obligation(s) in the contract to compare to those identified by management, and calculated the transaction price. We evaluated the Company’s allocation of the transaction price to the performance obligations, and inspected third-party evidence of transfer of control of the goods or services to the customer.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1991.

Redwood City, California

February 21, 2020

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$34,986	$28,859
Short-term investments	50,732	88,718
Accounts receivable	16,882	8,752
Inventories	19,490	13,539
Prepaid and other current assets	6,018	7,034
Total current assets	128,108	146,902
Non-current assets:
Property and equipment, net	14,898	8,130
Goodwill	1,316	1,316
Operating lease right-of-use assets	14,122	—
Intangible assets, net	132	334
Restricted cash	2,435	2,728
Other assets	4,524	4,050
Total assets	$165,535	$163,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,185	$18,595
Accrued liabilities	20,951	19,800
Manufacturing and development obligations	—	5,928
Debt – current	5,017	7,857
Operating lease liabilities – current	1,613	—
Deferred product revenue – current	570	498
Total current liabilities	50,336	52,678
Non-current liabilities:
Debt – non-current	39,414	22,013
Operating lease liabilities – non-current	18,406	—
Other non-current liabilities	327	4,250
Total liabilities	108,483	78,941
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 144,291 and 136,853 shares issued and outstanding at December 31, 2019 and 2018, respectively	144	136
Additional paid-in capital	906,905	863,531
Accumulated other comprehensive income (loss)	114	(281)
Accumulated deficit	(850,111)	(778,867)
Total stockholders' equity	57,052	84,519
Total liabilities and stockholders' equity	$165,535	$163,460

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Product revenue	$74,649	$60,908	$43,568
Cost of product revenue	33,419	31,634	22,531
Gross profit on product revenue	41,230	29,274	21,037
Government contract revenue	19,125	15,143	7,758
Operating expenses:
Research and development	60,376	42,564	33,710
Selling, general and administrative	66,205	56,841	52,615
Total operating expenses	126,581	99,405	86,325
Loss from operations	(66,226)	(54,988)	(57,530)
Non-operating (expense) income, net:
Foreign exchange loss	(86)	(87)	(10)
Interest expense	(6,065)	(4,008)	(3,022)
Other income, net	1,396	1,748	3,864
Total non-operating (expense) income, net	(4,755)	(2,347)	832
Loss before income taxes	(70,981)	(57,335)	(56,698)
Provision for income taxes	263	229	3,887
Net loss	$(71,244)	$(57,564)	$(60,585)

Net loss per share:
Basic and diluted	$(0.51)	$(0.44)	$(0.56)
Weighted average shares used for calculating net loss per share:
Basic and diluted	139,831	131,663	108,221

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(71,244)	$(57,564)	$(60,585)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes	$395	$(184)	$(200)
Comprehensive loss	$(70,849)	$(57,748)	$(60,785)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	103,475	$103	$718,299	$103	$(660,718)	$57,787
Issuance of common stock from public offering, net of offering costs	10,986	11	30,145	—	—	30,156
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and purchases from ESPP	1,094	1	2,426	—	—	2,427
Stock-based compensation	—	—	9,355	—	—	9,355
Other comprehensive loss	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(60,585)	(60,585)
Balance at December 31, 2017	115,555	115	760,225	(97)	(721,303)	38,940
Issuance of common stock from public offering, net of offering costs	18,202	18	85,067	—	—	85,085
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and purchases from ESPP	3,096	3	7,845	—	—	7,848
Stock-based compensation	—	—	10,394	—	—	10,394
Other comprehensive loss	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(57,564)	(57,564)
Balance at December 31, 2018	136,853	136	863,531	(281)	(778,867)	84,519
Issuance of common stock from public offering, net of offering costs	5,648	6	26,854	—	—	26,860
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and purchases from ESPP	1,790	2	3,208	—	—	3,210
Stock-based compensation	—	—	13,312	—	—	13,312
Other comprehensive income	—	—	—	395	—	395
Net loss	—	—	—	—	(71,244)	(71,244)
Balance at December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$57,052

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(71,244)	$(57,564)	$(60,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,403	1,445	1,811
Stock-based compensation	13,312	10,394	9,355
Non-cash operating lease cost	1,580	—	—
Non-cash interest expense	386	1,248	551
Loss on disposal of property and equipment	15	5	—
Non-cash tax expense from realized gain on available-for-sale securities	—	—	3,825
Gain on sale of investment in marketable equity securities	—	—	(3,466)
Changes in operating assets and liabilities:
Accounts receivable	(8,130)	3,663	(5,547)
Inventories	(6,043)	806	(2,092)
Other assets	1,787	(2,744)	1,107
Accounts payable	5,017	5,683	2,487
Accrued liabilities and other non-current liabilities	1,295	6,046	(626)
Manufacturing and development obligations	(6,288)	(266)	680
Deferred product revenue	72	38	265
Net cash used in operating activities	(65,838)	(31,246)	(52,235)
Investing activities
Capital expenditures	(8,935)	(1,144)	(353)
Purchases of investments	(43,907)	(80,701)	(68,792)
Proceeds from maturities and sale of investments	81,027	37,997	69,566
Net cash provided by (used in) investing activities	28,185	(43,848)	421
Financing activities
Net proceeds from equity incentives	3,210	7,848	2,428
Net proceeds from public offering	26,931	85,036	30,197
Net proceeds from revolving line of credit	5,017	—	—
Proceeds from loans	39,433	—	30,000
Repayment of debt	(31,104)	(133)	(19,625)
Net cash provided by financing activities	43,487	92,751	43,000
Net increase (decrease) in cash, cash equivalents and restricted cash	5,834	17,657	(8,814)
Cash, cash equivalents and restricted cash, beginning of period	31,587	13,930	22,744
Cash, cash equivalents and restricted cash, end of period	$37,421	$31,587	$13,930
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,077	$2,728	$2,034
Cash paid for income taxes	229	254	160
Non-cash investing activities:
Non-cash purchases of capital expenditures	2,949	2,222	—

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

Revenue

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 13 Development and License Agreements—Agreement with BARDA”. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2019, 2018 and 2017, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Product revenue:
Europe, Middle East and Africa	$52,499	$46,974	$36,241
North America	20,936	12,696	6,325
Other	1,214	1,238	1,002
Total product revenue	$74,649	$60,908	$43,568

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at December 31, 2019 and December 31, 2018.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the year ended December 31, 2019, is primarily driven by performance obligations not satisfied but invoiced as of December 31, 2019, offset by $0.5 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2018.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were recorded in “Other income, net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. Other-than-temporary declines in market value, if any, are recorded in “Other income, net” on the Company’s consolidated statements of operations.

Restricted Cash

As of December 31, 2019 and December 31, 2018, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s new office building. As of December 31, 2019 and December 31, 2018, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2019, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding trade receivables at December 31, 2019 and December 31, 2018, respectively. These customers cumulatively represented approximately 56% and 50% of the Company’s outstanding trade receivables at December 31, 2019 and December 31, 2018, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2019 and December 31, 2018, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next twelve-month period and evaluates its finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2019 and December 31, 2018, the Company classified its work-in-process inventory as a current asset on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2019 and December 31, 2018, the Company had $0.1 million and $0.3 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. As of December 31, 2019 and December 31, 2018, the Company capitalized construction-in-progress costs included in “Property and Equipment, net” on the Company’s consolidated balance sheets, of zero and $6.9 million, respectively, related to leasehold improvements. As of December 31, 2019 and December 31, 2018, the Company had receivables included in “Prepaid and other current assets” on the Company's consolidated balance sheets, of zero and $1.2 million, respectively, related to its new office building.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of December 31, 2019 and December 31, 2018, was $1.9 million and $1.7 million, respectively. Goodwill is not amortized but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the year ended December 31, 2019, 2018 and 2017, there were no impairment charges recognized related to the acquired intangible assets.

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

For stock-based awards issued to non-employees, the Company recognizes stock-based compensation expense for the grant date fair value of the vested portion of the awards in its consolidated statements of operations.

See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 1999 through 2018, California tax returns for years through 2018, and Netherlands tax returns for years 2015 through 2018 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

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

For the years ended December 31, 2019, 2018 and 2017, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(71,244)	$(57,564)	$(60,585)
Denominator:
Basic weighted average number of shares outstanding	139,831	131,663	108,221
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	139,831	131,663	108,221
Net loss per share:
Basic and diluted	$(0.51)	$(0.44)	$(0.56)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2019, 2018 and 2017 (shares in thousands):

	2019	2018	2017
Weighted average number of anti-dilutive potential shares:
Stock options	17,401	18,031	17,373
Restricted stock units	3,361	1,902	1,225
Employee stock purchase plan rights	72	20	21
Total	20,834	19,953	18,619

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2019 and December 31, 2018, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2019 and December 31, 2018.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its consolidated balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for certain practical expedient when implementing the new leases standard. The Company adopted the new accounting standard on January 1, 2019, using the modified retrospective method and elected the package of practical expedients for expired or existing contracts, which allowed the Company not to reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company recorded right-of-use assets of $2.4 million in “Operating lease right-of-use assets” in the Company's consolidated balance sheets, and lease liabilities of $2.4 million in aggregate in “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s consolidated balance sheets on the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020, and interim periods thereafter, with early application permitted. The Company elected to early adopt the new standard prospectively at the beginning of the fourth quarter of 2019. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted. The Company plans to adopt this ASU on January 1, 2020, using the modified retrospective method. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,860	$—	$—	$8,860
United States government agency securities	15,545	16	—	15,561
Corporate debt securities	35,073	98	—	35,171
Total available-for-sale securities	$59,478	$114	$—	$59,592

The following is a summary of available-for-sale securities at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$6,167	$—	$—	$6,167
United States government agency securities	15,971	—	(23)	15,948
Corporate debt securities	73,028	2	(260)	72,770
Total available-for-sale securities	$95,166	$2	$(283)	$94,885

Available-for-sale securities at December 31, 2019 and 2018, consisted of the following by contractual maturity (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$43,822	$43,907	$85,227	$84,957
Greater than one year and less than five years	15,656	15,685	9,939	9,928
Total available-for-sale securities	$59,478	$59,592	$95,166	$94,885

As of December 31, 2019, the Company did not have any available-for-sale securities in an unrealized net loss position. The following tables show all available-for-sale marketable securities in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$14,948	$(22)	$999	$(1)	$15,947	$(23)
Corporate debt securities	60,813	(231)	9,976	(29)	70,789	(260)
Total available-for-sale securities	$75,761	$(253)	$10,975	$(30)	$86,736	$(283)

 The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

During the years ended December 31, 2019, 2018 and 2017, the Company sold zero, zero and 346,700 shares of Aduro Biotech, Inc., or Aduro, common stock, respectively, and recognized zero, zero, and $3.5 million gross realized gains, respectively, which were reclassified out of accumulated other comprehensive income into “Other income, net” on the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, the Company had no remaining investment in Aduro’s common stock. The Company did not record any gross realized losses during the years ended December 31, 2019, 2018 and 2017.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2019, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,860	$8,860	$—	$—
United States government agency securities	Short-term investments	15,561	—	15,561	—
Corporate debt securities	Short-term investments	35,171	—	35,171	—
Total financial assets		$59,592	$8,860	$50,732	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2018 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,167	$6,167	$—	$—
United States government agency securities	Short-term investments	15,948	—	15,948	—
Corporate debt securities	Short-term investments	72,770	—	72,770	—
Total financial assets		$94,885	$6,167	$88,718	$—

 The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2019 and 2018.

Note 4. Inventories

Inventories at December 31, 2019 and 2018, consisted of the following (in thousands):

	December 31,
	2019	2018
Work-in-process	$5,160	$3,075
Finished goods	14,330	10,464
Total inventories	$19,490	$13,539

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2019 and 2018, consisted of the following (in thousands):

	December 31,
	2019	2018
Construction-in-progress	$74	$6,864
Machinery and equipment	2,833	1,945
Computer equipment and software	3,306	2,915
Furniture and fixtures	2,061	901
Leasehold improvements	12,881	5,715
Consigned equipment	1,373	1,299
Total property and equipment, gross	22,528	19,639
Accumulated depreciation and amortization	(7,630)	(11,509)
Total property and equipment, net	$14,898	$8,130

Depreciation and amortization expense related to property and equipment, net was $2.2 million, $1.1 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. There were no impairments for long-lived assets for the years ended December 31, 2019, 2018 and 2017.

Note 6. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2019, the Company did not dispose of or recognize additional goodwill. On August 31, 2019, the Company performed its impairment test of goodwill. As described in Note 2 above, the Company applied the enterprise approach by reviewing the quoted market capitalization of the Company as reported on the Nasdaq Global Market to calculate the fair value. In addition, the Company considered its future forecasted results, the economic environment and overall market conditions. As a result of the Company’s assessment that its fair value of the reporting unit exceeded its carrying amount, the Company determined that goodwill was not impaired.

Intangible Assets, net

The following is a summary of intangible assets, net at December 31, 2019 (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,885)	$132

The following is a summary of intangible assets, net at December 31, 2018 (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Reacquired license - INTERCEPT Asia	$2,017	$(1,683)	$334

During the years ended December 31, 2019, 2018 and 2017, there were no impairment charges recognized related to the Company’s intangible assets.

At December 31, 2019, the expected remaining annual amortization expense of the intangible assets, net is $0.1 million for the year ending December 31, 2020.

Note 7. Accrued Liabilities

Accrued liabilities at December 31, 2019 and 2018, consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation and related costs	$12,703	$10,765
Accrued professional services	3,489	4,544
Accrued development costs	1,468	1,965
Other accrued expenses	3,291	2,526
Total accrued liabilities	$20,951	$19,800

Note 8. Debt

Debt at December 31, 2019, consisted of the following (in thousands):

	December 31, 2019
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$40,000	$(586)	$39,414
Less: debt – current	—	—	—
Debt – non-current	$40,000	$(586)	$39,414

Debt at December 31, 2018, consisted of the following (in thousands):

	December 31, 2018
	Principal	Unamortized Discount	Net Carrying Value
Oxford Term Loan Agreement	$30,000	$(130)	$29,870
Less: debt – current	(7,857)	—	(7,857)
Debt – non-current	$22,143	$(130)	$22,013

Principal, interest and fee payments on Term Loan Credit Agreement at December 31, 2019, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2020	$—	$3,050	3,050
2021	—	3,042	3,042
2022	15,000	2,660	17,660
2023	20,000	1,203	21,203
2024	5,000	1,264	6,264
Total	$40,000	$11,219	$51,219

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

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under the Oxford Term Loan Agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under the Oxford Term Loan Agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of Oxford term loans in “Interest expense” on the Company's consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. The effective interest rate on the Term Loan at December 31, 2019 was approximately 7.50%. All three tranches require interest only payments through March 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of December 31, 2019, the Company had borrowed $5.0 million under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at December 31, 2019. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2030, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company recorded the lease right-of-use asset and obligation at the present value of lease payments over the lease term. The rates implicit in the Company’s leases are generally not readily determinable. The Company must estimate its incremental borrowing rate to discount the lease payments to present value. Operating lease assets also include lease incentives.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Year Ended
December 31, 2019
Cash payments for operating leases	$3,204
Right-of-use assets obtained in exchange for operating lease obligations	13,417

December 31, 2019
Weighted-average remaining lease term	9.3 years
Weighted-average discount rate	8.9%

Future minimum non-cancelable payments under operating leases as of December 31, 2019, were as follows (in thousands):

Years ended December 31,	Operating Leases
2020	$3,307
2021	3,297
2022	2,884
2023	2,741
2024	2,706
Thereafter	16,053
Total future lease payments	30,988
Less imputed interest	10,969
Present value of lease liabilities	$20,019

During the years ended December 31, 2019, 2018 and 2017, the Company recorded operating lease expenses of $3.4 million, $1.6 million and $1.4 million, respectively. As of December 31, 2019, the Company had no leases that have not yet commenced.

 Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. The Company has paid $13.7 million, $10.0 million and $6.7 million for goods under agreements which are subject to minimum purchase commitments during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had future minimum purchase commitments under these agreements of approximately $9.7 million, $2.9 million, $0.2 million, $0.2 million, and $0.6 million for the years ending December 31, 2020, 2021, 2022, 2023, and 2024, respectively.

Note 10. Stockholders’ Equity

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co.(as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co. (“Cantor”), which amount included the $31.4 million of unsold shares of common stock available for sale immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2019, 5.6 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for aggregate net proceeds of $26.9 million. During the year ended December 31, 2018, 4.2 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $27.9 million. At December 31, 2019, the Company had approximately $14.1 million of common stock available to be sold under the Amended Cantor Agreement.

Note 11. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At December 31, 2019, the Company had 0.6 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the Amended “2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 5, 2019, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 11,800,000 shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At December 31, 2019, 35,000 performance-based stock awards were outstanding.

At December 31, 2019, the Company had an aggregate of approximately 31.4 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.8 million shares and 4.1 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 10.5 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2018	17,560	$4.47
Granted	515	5.68
Exercised	(690)	3.11
Forfeited/canceled	(555)	5.46
Balances at December 31, 2019	16,830	4.53

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2018	2,001	$4.56
Granted (1)	3,207	5.56
Vested	(883)	4.69
Forfeited	(227)	5.93
Balances at December 31, 2019	4,098	5.24

(1)	Includes shares issuable under performance-based restricted stock unit awards.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2019, 2018 and 2017, were $5.6 million, $2.8 million and $1.0 million, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2019, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2019
Stock options outstanding	16,830	$4.53	5.5	$4,169
Stock options vested and expected to vest	16,749	4.53	5.4	4,168
Stock options exercisable	13,751	4.49	4.9	4,077

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017, was $1.6 million, $7.1 million and $0.6 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$2,472	$1,669	$1,323
Selling, general and administrative	10,840	8,725	8,032
Total stock-based compensation expense	$13,312	$10,394	$9,355

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2019, 2018 and 2017. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, the Company expects to recognize the remaining unamortized stock-based compensation expense of $6.0 million and $14.1 million, respectively, related to non-vested stock options and RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 1.8 years and 1.9 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Year Ended December 31,
	2019	2018	2017
Stock Options:
Expected term (in years)	5.59	6.07	6.12
Estimated volatility	50%	50%	47%
Risk-free interest rate	2.32%	2.72%	2.14%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.80	0.74	0.92
Estimated volatility	46%	47%	57%
Risk-free interest rate	2.04%	2.34%	1.08%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017, was $2.73 per share, $2.41 per share and $1.98 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2019, 2018 and 2017, was $1.84 per share, $2.29 per share and $1.18 per share, respectively.

Note 12. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S. employees may make pre-tax dollar or post-tax (Roth) contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. In 2019, the Company began providing a 401(k) match, subject to certain limitations. Under the 401(k) match, the Company matches 50% of the first 6% of each employee’s 401(k) contribution, up to an annual maximum of $5,000. The employer match will vest immediately.

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

The Supply Agreement also required the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. Because these payments represented unconditional payment obligations, the Company recognized its liability for these payments at their net present value at discount rate of 9.72% based on the Company’s effective borrowing rate at that time. The Manufacturing and Development Payments liability was accreted through interest expense based on the estimated timing of its ultimate settlement. In 2016, the Company paid €3.1 million to Fresenius. In August 2019, the Company paid the remaining €5.5 million to Fresenius.

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at December 31, 2019 and 2018(in thousands).

	December 31, 2019	December 31, 2018
Prepaid R&D asset – current (1)	$54	$47
Prepaid R&D asset – non-current (2)	2,094	2,156
Manufacturing efficiency asset (2)	1,349	1,594
(1)	Included in “Prepaid and other current assets” in the Company's consolidated balance sheets.
(2)	Included in “Other assets” in the Company's consolidated balance sheets.

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

The Company made payments to Fresenius of $29.5 million, $21.3 million and $18.1 million relating to the manufacturing of the Company’s products during the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at December 31, 2019 and December 31, 2018 (in thousands).

	December 31, 2019	December 31, 2018
Payables to Fresenius (1)	$8,470	$7,812
Receivables from Fresenius (2)	1,796	1,777
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's consolidated balance sheets.
(2)	Included in “Prepaid and other current assets” in the Company's consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with BARDA to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The five-year agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”) with committed funding of up to $103.2 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”), and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $201.2 million over the five-year contract period. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of Zika virus risk, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through December 31, 2019, the Company has incurred approximately $0.8 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of December 31, 2019 and 2018, $4.2 million and $2.3 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s consolidated balance sheets related to BARDA.

Note 14. Income Taxes

 U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2019, 2018 and 2017, was as follows (in thousands):

	2019	2018	2017
Loss before income taxes:
U.S.	$(71,946)	$(58,048)	$(57,925)
Foreign	965	713	1,227
Loss before income taxes	$(70,981)	$(57,335)	$(56,698)

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017, was as follows (in thousands):

	2019	2018	2017
Provision for income taxes:
Current:
Foreign	$255	$225	$181
Federal	—	—	—
State	2	—	—
Total current	257	225	181
Deferred:
Foreign	—	—	—
Federal	4	3	3,659
State	2	1	47
Total deferred	6	4	3,706
Provision for income taxes	$263	$229	$3,887

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2019, 2018 and 2017, was as follows (in thousands):

	2019	2018	2017
Federal statutory tax	$(14,906)	$(12,040)	$(19,277)
Tax Act revaluation of deferred taxes	—	—	81,923
Tax Act deemed income inclusion	—	—	1,083
Federal research credits	(1,857)	(1,390)	(1,000)
State research credits	(821)	(655)	(628)
Expiration of federal carryovers	5,472	4,154	—
Expiration of state carryovers	—	1,344	1,475
Change in valuation allowance	13,059	9,913	(59,462)
Compensation related items	158	(361)	1,382
State taxes	(1,111)	(1,141)	(803)
Other	269	405	(806)
Provision for income taxes	$263	$229	$3,887

The Tax Cuts and Jobs Act (the “Tax Act”) resulted in a significant revaluation in the Company’s deferred tax balances as of the date of December 22, 2017, enactment due to the change in the statutory rate. In addition, all of the previously unremitted earnings of Cerus Europe B.V. were deemed to be distributed as of December 31, 2017, which resulted in a one-time deemed income inclusion.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$135,536	$125,016
Research and development credit carryforwards	28,291	26,705
Capitalized research and development	12,832	15,293
Compensation related items	9,843	8,310
Operating leases	4,374	—
Other	4,547	4,013
Total deferred tax assets	195,423	179,337
Valuation allowance	(192,304)	(179,245)
Net deferred tax assets	$3,119	$92

Deferred tax liabilities:
Right-of-use assets	$3,017	$—
Amortization of goodwill	143	127
Total deferred tax liabilities	$3,160	$127

The valuation allowance increased by $13.1 million for the year ended December 31, 2019, compared to the increase of $9.9 million and decrease of $59.5 million for the years ended December 31, 2018 and 2017, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2019, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

The Company's tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2020-2022	2023-2029	2030-2039	Expiration
Federal losses carryovers	$616,915	$64,730	$186,421	$239,731	$126,033
California loss carryovers	67,781	—	14,732	53,049	—
Federal research credits	19,397	6,928	4,875	7,594	—
California research credits	11,259	—	—	—	11,259
Federal foreign tax credits	610	—	610	—	—

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2019	2018
Unrecognized tax benefits at beginning of period	$11,063	$11,062
Decreases related to expired carryforwards	(729)	(401)
Increases related to current year tax positions	508	402
Unrecognized tax benefits at end of period	$10,842	$11,063

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2019, 2018 and 2017 (in percentages):

	Year Ended December 31,
	2019	2018	2017
Établissement Français du Sang	27%	38%	22%
American Red Cross	14%	*	*

* Represents an amount less than 10% of product revenue.

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2019, 2018 and 2017, and was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Product revenue:
United States	$20,611	$12,563	$6,316
France	20,075	23,043	9,692
Belgium	7,272	6,788	6,263
Other countries	26,691	18,514	21,297
Total product revenue	74,649	60,908	43,568
Government contract revenue:
United States	19,125	15,143	7,758
Total government contract revenue	19,125	15,143	7,758
Total revenue	$93,774	$76,051	$51,326

Long-lived assets by geographical location at December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
U.S. and territories	$14,619	$8,252
Europe & other	411	212
Total long-lived assets	$15,030	$8,464

Note 16. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands except per share amounts):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Product revenue	$17,504	$18,209	$18,019	$20,917
Gross profit on product revenue	9,072	10,098	10,436	11,624
Government contract revenue	4,461	4,266	4,827	5,571
Net loss	(18,792)	(17,562)	(17,967)	(16,923)
Net loss per share:
Basic	(0.14)	(0.13)	(0.13)	(0.12)
Diluted	(0.14)	(0.13)	(0.13)	(0.12)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Product revenue	$13,564	$15,420	$15,399	$16,525
Gross profit on product revenue	6,234	7,700	7,257	8,083
Government contract revenue	3,455	4,047	3,928	3,713
Net loss	(13,885)	(13,282)	(14,192)	(16,205)
Net loss per share:
Basic	(0.11)	(0.10)	(0.11)	(0.12)
Diluted	(0.11)	(0.10)	(0.11)	(0.12)

Note 17. Subsequent Event

In January 2020, the Company issued and sold 16,866,667 shares of the Company’s common stock, par value $0.001 per share, at $3.75 per share in an underwritten public offering. The total proceeds to the Company from this offering were $63.3 million, before deducting estimated offering expenses payable by the Company.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 21st day of February, 2020.

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

Signature	Title	Date

/s william m. greenman William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2020

/s/ kevin d. green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 21, 2020

/s/ daniel n. swisher, Jr. Daniel N. Swisher, Jr.	Chairman of the Board of Directors	February 21, 2020
/s/ timothy b. anderson Timothy B. Anderson	Director	February 21, 2020
/s/ eric h. bjerkholt Eric H. Bjerkholt	Director	February 21, 2020
/s/ timothy l. moore Timothy L. Moore	Director	February 21, 2020

/s/ jami nachtsheim Jami Nachtsheim	Director	February 21, 2020

/s/ gail schulze Gail Schulze	Director	February 21, 2020

/s/ frank witney, Ph.d. Frank Witney, Ph.D.	Director	February 21, 2020